Form 10-K
period 1993-12-31
AMR CORP
filed 1994-03-31
CIK 6201

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For fiscal year ended December 31, 1993.

(  )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required)

Commission file number 1-8400.
                       ------

                                AMR CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                                75-1825172
- ---------------------------------------------------        ------------------------------------------------
              (State or other jurisdiction                       (I.R.S. Employer Identification No.)
            of incorporation or organization)

            4333 Amon Carter Blvd.
               Fort Worth, Texas                                                 76155
- ---------------------------------------------------        ------------------------------------------------
    (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code        (817) 963-1234
Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                               Name of exchange on which registered
- ---------------------------------------------------        -----------------------------------------------
Common stock, $1 par value per share                                  New York Stock Exchange
5-1/4% Subordinated Debentures                                        New York Stock Exchange
6-1/4% Subordinated Debentures                                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

- --------------------------------------------------------------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ------     ------.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 045 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994, was approximately $4,699,472,404. As of March 1, 1994, 75,797,942
shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

FPart III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1994.

================================================================================

                                     PART I

ITEM 1.      BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. With the expansion of, and increased strategic focus on, its information technology businesses, AMR formed The SABRE Technology Group -- later renamed The SABRE Group -- during 1993 to capitalize on the synergies of combining these businesses under common management. To highlight the Company's non-airline activities, this report, for the first time, presents their financial results separately from those of the airline. For financial reporting purposes, AMR's operations fall within three major lines of business: the Air Transportation Group, The SABRE Group and the AMR Management Services Group.

AIR TRANSPORTATION GROUP

The Air Transportation Group consists primarily of American's Passenger and Cargo divisions and AMR Eagle, Inc., a subsidiary of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1993, American provided scheduled jet service to 106 cities in the U.S. mainland and Hawaii, 28 in Latin America, 14 in Europe and 24 other destinations worldwide, including service to six cities provided through cooperative agreements with other airlines.

AMERICAN'S CARGO DIVISION provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE, INC. owns the four regional airlines which operate as "American Eagle" -- Flagship Airlines, Inc., Simmons Airlines, Inc., Executive Airlines, Inc., and Wings West Airlines, Inc. The Eagles' turboprop service complements American's jet service with nearly 1,700 scheduled flights per day, transporting passengers and cargo to 170 cities in the continental U.S., the Bahamas and the Caribbean.

THE SABRE GROUP

The SABRE Group includes SABRE Travel Information Network (STIN), SABRE Computer Services (SCS) and SABRE Development Services (SDS), which are divisions of American, and AMR Information Services (AMRIS) and American Airlines Decision Technologies (AADT), which are subsidiaries of AMR.

STIN provides travel reservation services through its computer reservation system, SABRE -- one of the largest privately owned, real-time computer systems in the world.

SCS manages AMR's data processing centers, voice and data communications networks and local-area computer networks worldwide.

SDS provides applications development, software solutions, consulting, and other technology services to other AMR units.

AMRIS offers a full range of information management services, including complete systems development, network design and management, telemarketing, reservations services and systems, technical training and data management services.

AADT specializes in providing decision support systems, software packages, systems development and consulting services to companies in the transportation and travel industries, as well as other industries worldwide.

In 1994, SABRE Decision Technologies was formed with the combination of AADT, SDS and certain other business units within The SABRE Group.

AMR MANAGEMENT SERVICES GROUP

The AMR Management Services Group consists of five AMR subsidiaries -- AMR Services Corporation, AMR Leasing Corporation, Americas Ground Services, Inc.
(AGS), AMR Investment Services, Inc. and AMR Training & Consulting Group, Inc. (AMRTCG).

AMR SERVICES CORPORATION has three major operating divisions: Airline Services, AMR Combs and AMR Distribution Systems. The Airline Services Division performs airline ground and cargo handling, cabin service and an array of other air transportation-related services for numerous carriers around the world. AMR Combs provides comprehensive executive aviation services at 11 fixed-base operations. AMR Distribution Systems serves the logistics marketplace and specializes in contract warehousing, trucking and multi- modal freight forwarding services.

AMR LEASING CORPORATION, a financing subsidiary, leases regional aircraft to subsidiaries of AMR Eagle.

AGS was incorporated in 1993.   It provides airline ground and cabin service
handling in 13 locations in the Caribbean and Central and South America.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other
institutional investors.   It also manages the American AAdvantage Funds, which
have both institutional shareholders, including pension funds and bank and trust companies, and individual shareholders. AMR Investment Services is responsible for management of approximately $12.2 billion in assets, including direct management of approximately $5.2 billion in short-term investments.

AMRTCG was formed in 1992. It provides a full range of training and management consulting services for the aviation and transportation industries worldwide.

Additional information regarding business segments is included in Management's Discussion and Analysis on pages 16 through 21 and in Note 13 to the consolidated financial statements.

ROUTES AND COMPETITION

AIR TRANSPORTATION   Service over almost all of the Air Transportation Group's
routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its routes, American competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Airlines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and USAir. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

      Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize revenue potential of their service. American currently operates six domestic hubs: Dallas/Fort Worth, Chicago O'Hare, Miami, Raleigh/Durham, Nashville, and San Juan, Puerto Rico. During 1993, American closed its hub operation at San Jose, California. United Airlines and Delta Airlines have large operations at American's Chicago and Dallas/Fort Worth hubs, respectively.

      The American Eagle carriers increase the number of markets the Air Transportation Group serves by providing connections to American at its hubs and certain other major airports. Simmons Airlines, Inc. serves Dallas/Fort Worth and Chicago. Flagship Airlines, Inc. serves Miami, Raleigh/Durham, Nashville, and New York John F. Kennedy International Airport. Executive Airlines, Inc. serves San Juan. Wings West Airlines, Inc. serves Los Angeles, Orange County and selected other airports in the western U.S. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

      In addition to its extensive domestic service, American provides service to and from cities in various other countries, primarily across North, Central and South America and Europe. In 1991, American added service to 20 cities in 15 countries in Latin America with the acquisition of route authorities from Eastern Air Lines. In 1992, American added service from several U.S. gateway cities to London's Heathrow Airport with the acquisition of Trans World Airlines' route authorities. American's operating revenues from foreign operations were approximately $3.9 billion in 1993, $3.7 billion in 1992 and $2.7 billion in 1991. Additional information about the Company's foreign operations is included in Note 12 to the consolidated financial statements.

      Competition in international markets is generally subject to more extensive government regulation than domestic markets. In these markets, American competes with foreign-investor owned and national flag carriers and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral relations between the U.S. and various foreign countries served by American are currently being renegotiated.

      On all of its routes, the Air Transportation Group's pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. American and its principal competitors use inventory and yield management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues.

      The Air Transportation Group believes that it has several advantages relative to its competition. Its fleet is young, efficient and quiet. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, and its superior service also give it a competitive advantage.

      The major domestic carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others markets, various U.S. and foreign carriers have made substantial equity investments in, or established marketing relationships with, other carriers.

COMPUTER RESERVATION SYSTEMS   The complexity of the various schedules and
fares offered by air carriers has fostered the development of electronic distribution systems. Travel agents and other subscribers access travel information and book airline, hotel and car rental reservations and issue airline tickets using these systems. American developed the SABRE computer reservation system (CRS), which is the one of the largest CRSs in the world. Competition among the CRS vendors is strong. Services similar to those offered through SABRE are offered by several air carriers and other companies in the U.S. and abroad, including: the Covia Partnership, owned by United Airlines, USAir and various foreign carriers; Worldspan, owned by Delta Airlines, Northwest Airlines, Trans World Airlines, and ABACUS Distribution Systems; and System One, owned by Continental Airlines.

      The SABRE CRS has several advantages relative to its competition. The Company believes that SABRE ranks first in market share among travel agents in the U.S. The SABRE CRS is furthering its expansion into international markets and continues to be in the forefront of technological innovation in the CRS industry.

REGULATION

GENERAL   The Airline Deregulation Act of 1978 (Act) and various other statutes amending the Act, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended. The DOT maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability, and computer reservations systems. The DOT issued certain rules governing the CRS industry which became effective on December 7, 1992, and expire on December 31, 1997.

      The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. In addition, the FAA has implemented a number of requirements that the Air Transportation Group is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, collision avoidance and windshear detection. Based on its current implementation schedule, the Air Transportation Group expects to be in compliance with the applicable requirements within the required time periods.

      The U.S. Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements.

FARES   Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries which American serves. While air carriers are required to file and adhere to international fare and rate tariffs, many international markets are characterized by substantial commissions, overrides, and discounts to travel agents, brokers and wholesalers.

      Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines have begun to implement efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic or changes in the mix of traffic that improves yields, the Air Transportation Group's operating results will be negatively impacted.

AIRPORT ACCESS   The FAA has designated four of the nation's airports --
Chicago O'Hare, New York Kennedy, New York LaGuardia, and Washington National
- -- as "high density traffic airports" and has limited the number of take-offs and landings per hour, known as slots, during peak demand time periods at these airports. Currently, the FAA permits the purchasing, selling and trading of these slots by airlines and others, subject to certain restrictions. During 1993, the DOT issued final rules allowing air carriers to convert up to 50 percent of their commuter slots at Chicago O'Hare for use by jets with fewer than 110 seats. Certain foreign airports, including London Heathrow, a major European destination for American, also have slot allocations.

      The Air Transportation Group currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. There is no assurance, however, that the Air Transportation Group will be able to obtain slots for these purposes in the future, because, among other factors, slot allocations are subject to changes in government policies.

ENVIRONMENTAL MATTERS   The Company is subject to various laws and government
regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund). The Company is also subject to the oversight of Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection

Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing environmental program, the Company has maintained compliance with such requirements without any material adverse effect on its business.

      The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 25 percent by December 31, 1994; 50 percent by December 31, 1996; 75 percent by December 31, 1998, and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55 percent, 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively.

      The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of night-time curfews. The ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. At December 31, 1993, approximately 83 percent of American's fleet was Stage III. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally- imposed regulations become more restrictive or widespread.

      The Clean Air Act provides that state and local governments may not adopt or enforce aircraft emission standards unless those standards are identical to the federal standards. The engines on American's aircraft meet the EPA's turbine engine emissions standards.

      American has been identified by the EPA as a potentially responsible party (PRP) with respect to the following Superfund Sites: Operating Industries, Inc., California; Cannons, New Hampshire; Byron Barrel and Drum, New York; Palmer PSC, Massachusetts; Frontier Chemical, New York and Duffy Brothers, Massachusetts. American has settled the Operating Industries, Cannons and Byron Barrel and Drum matters, and all that remains to complete these matters are administrative tasks. With respect to the Palmer PSC, Frontier Chemical and Duffy Brothers sites, American is one of several PRPs named at each site. Although they are Superfund Sites, American's alleged waste disposal is minor compared to the other PRPs.

      AMR Combs Memphis, an AMR Services subsidiary, has been named a PRP at an EPA Superfund Site in West Memphis, Tennessee. AMR Combs Memphis' alleged involvement in the site is minor relative to the other PRPs.

      Flagship Airlines, Inc. an AMR Eagle subsidiary, has been notified of its potential liability under New York law at an Inactive Hazardous Waste site in Poughkeepsie, New York.

      AMR does not expect these matters, individually or collectively, to have a material impact on its financial condition, operating results or cash flows.

LABOR

The airline business is labor intensive. On December 31, 1993, AMR had approximately 118,900 employees, approximately 95,800 of whom were American's employees. Wages, salaries and benefits represented nearly 36 percent of AMR's consolidated operating expenses for the year ended December 31, 1993. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

      The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations become amendable upon the expiration of their stated term. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request that a federal mediator be appointed. If no agreement is reached in mediation, the National Mediation Board may determine, at any time, that an impasse exists and may proffer arbitration. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of its proposed amendments and the hiring of replacement workers.

      American's collective bargaining agreement with the Association of Professional Flight Attendants became amendable on December 31, 1992. The National Mediation Board declared a cooling-off period in the negotiations in September 1993, following a long period of negotiation and mediation. After enduring a five-day strike by the union in November, American agreed to resolve the remaining issues through binding arbitration. American imposed certain contract amendments after the union declared the strike. The arbitration process is expected to be complex and will likely not be decided for several months. While the ultimate outcome is uncertain, the new contract will likely result in higher unit labor costs in 1994.

      American's collective bargaining agreements with the Allied Pilots Association and Flight Engineers International Association become amendable on August 31, 1994. American's collective bargaining agreement with the Transport Workers Union becomes amendable on March 1, 1995.

      A majority of the workforces at the four AMR Eagle carriers is represented by labor unions and covered by a number of different collective bargaining agreements. Certain of these agreements are currently in negotiation. In addition, a proceeding is pending before the National Mediation Board in which the issue is whether the four American Eagle carriers should be treated as a single carrier for labor relations purposes. If such a finding ultimately is made, each unionized employee classification would have all members of all four carriers represented for collective bargaining purposes as a single unit. A determination by the National Mediation Board is not likely before late 1994 or early 1995. The ultimate outcome of this proceeding and its effect, if any, on costs is uncertain.

FUEL

The Air Transportation Group's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1989 through 1993 were:
Percent of

                                  Gallons                                                        AMR's
                                 Consumed            Total Cost          Average Price         Operating
                  Year         (in millions)        (in millions)         Per Gallon            Expenses
                  ----         -------------        -------------        -------------         ---------
                  1989             2,241           $     1,367               61.01c.              14.0  %
                  1990             2,397                 1,899               79.22                16.4
                  1991             2,527                 1,780               70.47                13.8
                  1992             2,862                 1,862               65.06                12.9
                  1993             2,939                 1,818               61.85                12.0

      Based upon American's 1993 fuel consumption, a one-cent change in the average annual price-per-gallon of jet fuel caused a change of approximately $2.5 million in American's monthly fuel costs. AMR's fuel cost in 1993 decreased 1.7 percent over the prior year, primarily due to a 4.9 percent decrease in American's average price per gallon, offset by a 2.7 percent increase in gallons consumed by American.

      Changes in fuel prices have industry-wide impact and benefit or harm American's competitors as well as American. Accordingly, lower fuel prices may be offset by increased price competition and lower revenues for all air carriers. Fuel prices may increase in the future. There can be no assurance that American will be able to pass such cost increases on to its customers by increasing fares in the future.

      Most of American's fuel is purchased pursuant to contracts which, by their terms, may be terminated upon short notice. While American does not anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, American's business would be adversely affected.

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle, or certain flights on participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. In addition, American periodically offers special short-term promotions which allow members to earn additional free travel awards or mileage credits. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

      Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity control seating. All miles earned after July 1989 must be redeemed within three years or they expire.

      American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (20,000 miles) and such award is expected to be used for free travel on American. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel burn traced by day by various categories of markets, with an amount allocated to each passenger. Food costs are tracked monthly by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. No accounting is performed for non-travel awards redeemed since the cost to American, if any, is de minimis.

      At December 31, 1993 and 1992, American estimated that approximately 3.9 million and 3.7 million free travel awards, respectively, were eligible for redemption. At December 31, 1993 and 1992, American estimated that approximately 3.6 million and 3.4 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, mileage that is not expected to ever be redeemed for free travel, and mileage related to accounts that have reached the lowest level of free travel award but are estimated based on historical data to be redeemed for discounts and upgrades, free travel on participating airlines other than American, or services other than free travel, for which American has no obligation to pay the provider of those services. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American and deferred revenues for mileage sold to others participating in the program was $380 million and $285 million, representing
8.6 percent and 6.0 percent of AMR's total current liabilities, at December 31, 1993 and 1992, respectively.

      The number of free travel awards used for travel on American during the years ended December 31, 1993, 1992 and 1991, was approximately 2,163,000, 1,474,000, and 1,237,000, respectively, representing 9.5 percent, 6.0 percent and 5.3 percent of total revenue passenger miles for each period, respectively. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

      Effective February 1, 1995, the lowest level of free travel award will increase from 20,000 to 25,000 miles.

OTHER MATTERS

SEASONALITY AND OTHER FACTORS   The Air Transportation Group's results of
operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating results for the second and third quarters of the year than for the first and fourth quarters.

      The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor strikes and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1993, is included in Note 14 to the consolidated financial statements.

      No material part of the business of AMR and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company's largest few customers would not have a materially adverse effect upon AMR.

INSURANCE   American carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft, in amounts which, in the opinion of management, are adequate.

OTHER GOVERNMENT MATTERS   In time of war or during an unlimited national
emergency or civil defense emergency, American and other major air carriers may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet program.

ITEM 2.      PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by AMR's subsidiaries at December 31, 1993, included:

                                                                                                                        Weighted
                                               Current                                                                  Average
                                               Seating                      Capital        Operating                      Age
                  Equipment Type               Capacity         Owned        Leased         Leased        Total         (Years)
                  --------------               --------         -----        -------       ---------      -----         -------
         JET AIRCRAFT
         Airbus A300-600R                          267            10            -              25           35              4
         Boeing 727-200                            150            56           22              36          114             19
         Boeing 757-200                            188            37            6              32           75              3
         Boeing 767-200                            204             8            -               -            8             11
         Boeing 767-200 Extended Range             172             9           13               -           22              7
         Boeing 767-300 Extended Range             215            11            1              22           34              3
         Fokker 100                                 97            53            5               4           62              1
         McDonnell Douglas DC-10-10            237/290            26            7               -           33             19
         McDonnell Douglas DC-10-30            227/273             4            1               -            5             19
         McDonnell Douglas MD-11                   251            19            -               -           19              2
         McDonnell Douglas MD-80                   142           119           25             116          260              6
                                                                 ---           --             ---          ---             --
         Total                                                   352           80             235          667              8
                                                                 ===           ==             ===          ===             ==

         REGIONAL AIRCRAFT
         ATR 42                                     46            28            2              16           46              4
         Super ATR                                  64            10            -               5           15              2
         Jetstream Super 31                         19             -            -              72           72              3
         Saab 340A                                  34             -            -              12           12              6
         Saab 340B                                  34            26           61              10           97              2
         Shorts 360                              31/36             4            -              29           33              8
                                                                 ---          ---             ---          ---             --
         Total                                                    68           63             144          275              4
                                                                 ===          ===             ===          ===             ==

      For information concerning the estimated useful lives and residual values for owned aircraft, lease terms and amortization relating to aircraft under capital leases, and acquisitions of aircraft, see Notes 1, 3 and 4 to the consolidated financial statements. See Management's Discussion and Analysis for discussion of the retirement of certain widebody aircraft from the fleet.

      Lease expirations for leased aircraft operated by AMR's subsidiaries and included in the above table as of December 31, 1993, were:


                                                                                                                        1999
                                                                                                                        and
        Equipment Type                       1994           1995           1996           1997           1998        Thereafter
        --------------                       ----           ----           ----           ----           ----        ----------
    JET AIRCRAFT
    Airbus A300-600R                           -              -             -              -              -               25
    Boeing 727-200                            17             27             -              -              -               14
    Boeing 757-200                             -              -             -              -              -               38
    Boeing 767-200 Extended                    -              -             -              -              -               13
    Range
    Boeing 767-300 Extended                    -              -             -              -              -                8
    Range
    Fokker 100                                 -              -             -              -              -                9
    McDonnell Douglas DC-10-10                 -              -             3              4              -                -
    McDonnell Douglas DC-10-30                 -              -             -              -              1                -
    McDonnell Douglas MD-80                    -              -             -              -              -              141
                                              --             --            --             --             --              ---
                                              17             27             3              4              1              248
                                              ==             ==            ==             ==             ==              ===

    REGIONAL AIRCRAFT
    ATR 42                                     -              -             -              -              -               18
    Super ATR                                  -              -             -              2              -                3
    Jetstream Super 31                        24              -             -              -              -               48
    Saab 340B                                  -              -             -              -              -               61
    Shorts 360                                 8              4             -              -              -               17
                                              --             --            --             --             --              ---
                                              32              4             -              2              -              147
                                              ==             ==            ==             ==             ==              ===

      The table excludes leases for 15 Boeing 767-300 Extended Range aircraft which can be canceled with 30 days' notice during the first 10 years of the lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years. The table also excludes leases for 12 Saab 340A aircraft and ten Saab 340B aircraft which can be canceled with 30 days' notice. In addition, the table excludes one Boeing 737-200 and four Boeing 737-300 aircraft which have been subleased and one McDonnell Douglas DC-10-30 aircraft which has been grounded.

      Substantially all of the Air Transportation Group's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed rate.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base and computer facility at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for, among other things, additional facilities and equipment, and improvements and modifications to existing facilities, which equipment and facilities are or will be leased to American. American also utilizes public airports for its flight operations under lease arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

      For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3.      LEGAL PROCEEDINGS

In December 1992, the U.S. Department of Justice filed an antitrust lawsuit in the U.S. District Court for the District of Columbia under Section 1 of the Sherman Act against several airlines, including the Company, alleging price fixing based upon the industry's exchange of fare information through the Airline Tariff Publishing Company. In March 1994, the Company and the remaining defendants in the case agreed to settle the lawsuit without admitting liability by entering into a stipulated final judgment that prohibits or restricts certain pricing practices including the announcement of fare increases before their effective date. The proposed final judgment is subject to approval by the Court following a public notice and comment period prescribed by statute. The Company does not anticipate a material financial impact from the settlement or compliance with the stipulated judgment. Private class action claims with similar allegations were settled by the Company and other airlines which became final in March 1993. Prior to the private class action settlement becoming final, the Company and several other airlines voluntarily altered certain pricing practices at issue in the lawsuits to avoid exposure to additional claims.

      American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. The complaints allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established holiday blackout dates during which no AAdvantage seats would be available for certain awards. The plaintiffs allege that these changes breached American's contracts with AAdvantage members and were in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act (Consumer Fraud Act). Plaintiffs seek money damages of an unspecified sum, punitive damages, costs, attorneys fees and an injunction preventing the Company from making any future changes that would reduce the value of AAdvantage benefits. American moved to dismiss both complaints, asserting that the claims are preempted by the Federal Aviation Act and barred by the Commerce Clause of the U.S. Constitution.

      The trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, that Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction were preempted, but that identical claims for compensatory and punitive damages were not preempted. On February 8, 1994, American filed petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court.

      The Company and American are vigorously defending all of the above claims.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1993.


EXECUTIVE OFFICERS OF THE REGISTRANT

 Robert L. Crandall         Mr.  Crandall became Chairman and Chief  Executive
                            Officer of AMR  and American in March 1985.   He
                            has been President of American since 1980 and of AMR since its formation in 1982. Age 58.

 Robert W. Baker            Mr. Baker  was elected Executive Vice President in
                            September 1989.  He was elected Senior  Vice
                            President  in July  1987.    He served  as  Senior
                            Vice President  - Operations of  American since
                            November 1985. From April 1985 to October 1985, he served as Senior Vice President - Information
                            Systems of American. From 1982 to March 1985, he served as Vice President - Marketing
                            Automation Systems  of American.  Age 49.

 Donald J. Carty            Mr.  Carty was elected Executive Vice President and
                            Chief Financial Officer of AMR in  October 1989.
                            He served  as Senior Vice President and Chief
                            Financial Officer of AMR and Senior Vice President
                            - Finance  and Planning of American since January
                            1988.   He  served as  Senior Vice  President -
                            Planning  of American  since April 1987.   From
                            March 1985 until March 1987, he was President of Canadian Pacific Air. He served as Senior Vice
                            President and Controller of both AMR and American since March 1983. Age 47.

 Gerard J. Arpey            Mr.  Arpey was elected  Senior Vice President in
                            April 1992.   He served  as Vice President -
                            Financial Planning and  Analysis of American since
                            October  1989.  He served as Managing Director  -
                            Financial Planning from September 1988 to September
                            1989.   From  March  1988  to September  1988  he
                            served  as Managing  Director  - Financial
                            Analysis.  He served as  Managing Director -
                            Airline  Profitability from July 1987 to March
                            1988.  Age 35.

 Michael J. Durham          Mr. Durham was elected Senior Vice President and
                            Treasurer of AMR in October 1989 as well as Senior Vice President - Finance and Chief
                            Financial  Officer of American.  He  served as Vice
                            President and  Treasurer of American from March
                            1989 to September  1989, Vice President -
                            Corporate Planning  and Finance of  American from
                            1987  to  1989,  and  Vice President  -  Financial
                            Analysis and Corporate Development of American from 1985 through 1987. Age 43.

 Michael W. Gunn            Mr.  Gunn was elected  Senior Vice President of
                            AMR in  May 1991 and  Senior Vice President -
                            Marketing  for American Airlines in November  1986.
                            From October 1985 to  November 1986 he was Senior
                            Vice President - Passenger Marketing for American.
                            From July  1982 to  October 1985,  he was  Vice
                            President -  Passenger Sales  and Advertising.  Age
                            48.

 Max D. Hopper              Mr. Hopper was elected Senior  Vice President of
                            AMR  in May 1986 and  Chairman of The  SABRE  Group
                            in  April  1993.   He  was  elected  Senior  Vice
                            President  - Information  Systems of  American in
                            November 1985.   From  September 1982  until
                            November 1985, he was an Executive Vice President of Bank of America. Age 59.

 Anne H. McNamara           Mrs. McNamara was elected Senior  Vice President
                            and General Counsel in June 1988.  She served  as
                            Vice President - Personnel since January 1988, and as Corporate Secretary since 1979 for American and held the same position with AMR since its inception in 1982. Age 46.

 Charles D. MarLett         Mr.  MarLett was  elected Corporate Secretary  in
                            January 1988. He served as an attorney with American beginning in June 1984 and, prior to that, was associated with the law firm of Drinker, Biddle & Reath, Philadelphia,
                            Pennsylvania,  from 1982 to 1984.  Age 39.

 Kathleen M. Misunas        Mrs. Misunas was elected  Senior Vice President of
                            AMR and American  and President and Chief Executive
                            Officer  of The  SABRE Group  in April  1993.   She
                            served  as President of  SABRE  Travel Information
                            Network and  Vice President  of  American since
                            July 1988.  Age 43.

      There is no family relationship (blood, marriage or adoption, not more remote than first cousin) between any of the officers named above.

      There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS


      The Company's common stock is traded on the New York Stock Exchange (symbol AMR). The approximate number of recordholders of the Company's common stock at March 1, 1994, was 17,800.

The market range of AMR's common stock on the New York Stock Exchange was:

                                             1993                                    1992
                                             ----                                    ----
                                   High                 Low                High                Low
                               ------------        -----------         -----------         -----------
               QUARTER ENDED
               March 31        $     70 1/4        $    55 1/2         $    79 1/4         $    69 3/8
               June 30               72 7/8             60                  73                  61 5/8
               September 30          68 3/8             59 1/2              66 7/8              55 1/4
               December 31           71 3/4             63 1/4              67 1/2              55

      No cash dividends were declared for any period during 1993 or 1992. Payment of dividends is subject to the restrictions described in Note 5 to the consolidated financial statements.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)

                                                         1993             1992             1991             1990            1989
                                                         ----             ----             ----             ----            ----
               Total operating revenues                 $15,816         $14,396            $12,887         $11,720         $10,480
               Operating income (loss)                      690            (25)                  5             124             744
               Earnings (loss) before extraordinary
                 loss and cumulative effect of
                 accounting changes                        (96)           (475)              (240)            (40)             455
               Earnings (loss) before cumulative
                 effect of accounting changes             (110)           (475)              (240)            (40)             455
               Net earnings (loss)                        (110)           (935)              (240)            (40)             455
               Earnings (loss) per common share
                 before extraordinary loss and
                 cumulative effect of accounting
                 changes:
                    Primary                              (2.05)          (6.35)             (3.54)          (0.64)            7.16
                    Fully diluted                        (2.05)          (6.35)             (3.54)          (0.64)            7.15
               Net earnings (loss) per common
                 share:
                    Primary                              (2.23)         (12.49)             (3.54)          (0.64)            7.16
                    Fully diluted                        (2.23)         (12.49)             (3.54)          (0.64)            7.15
               Total assets                              19,326          18,706             16,208          13,354          10,877
               Long-term debt                             5,431           5,643              3,951           1,674             809
               Obligations under capital leases           2,123           2,195              1,928           1,598           1,497
               Obligation for postretirement              1,090           1,006                  -               -               -
               benefits

No dividends were declared on common shares during any of the periods above.

Effective January 1, 1992, AMR adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes."

Information on the comparability of quarterly results is included in Management's Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY   AMR's net loss in 1993 was $110 million, or $2.23 per common share
(primary and fully diluted). The 1993 results reflect the negative impact of a five-day strike by the union representing American's flight attendants in November. The results also include a $125 million charge ($79 million after tax) for the retirement of certain DC-10 aircraft, a positive $115 million adjustment to revenues ($67 million net of related commission expense and taxes) for a change in estimate related to certain earned passenger revenues, and a $71 million provision ($46 million after tax) for losses associated with a reservations system project and resolution of related litigation. In 1992, AMR recorded a net loss of $935 million, or $12.49 per common share (primary and fully diluted). The loss for 1992, before the effect of the adoption of two new mandatory accounting standards, was $475 million. The Company's 1992 results were also affected by a $165 million provision ($109 million after tax) related to the suspension of the reservations system project. The Company's 1993 operating income was $690 million, compared to an operating loss of $25 million in 1992.

         In the first quarter of 1993, the Company created and began implementing a new strategic framework, known as the Transition Plan. The Plan has three parts, each intended to improve the Company's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, reallocate resources and effort to the growing information and management services businesses which are more profitable than the airline.

         Major events relating to the Transition Plan in 1993 included:

  -- The SABRE Technology Group -- later renamed The SABRE Group -- was formed during the second quarter of 1993.

  -- American announced its decision to retire 42 widebody DC-10 jets to reduce the airline's capacity and lower operating expenses.

  -- American shifted domestic capacity to its major hubs in Dallas/Fort Worth and Miami. With the acquisition of certain assets from Metroflight, Inc., Simmons Airlines, Inc. opened and rapidly expanded a major hub at Dallas/Fort Worth. The Eagles also added or increased service in certain other markets as American reduced or withdrew jet service.

  -- American significantly reduced, and Wings West Airlines, Inc. eliminated, service at San Jose, California.

  -- To provide increased value to business customers, American expanded its successful three-class transcontinental service to new markets, added more frequent flights on business routes such as Dallas/Fort Worth - Chicago, and added more first class seats on some narrowbody aircraft.

- --       American increased capacity in Latin America by 17.5 percent over 1992.

         American's 1993 results benefited from strengthened domestic revenues in comparison to 1992. American's 1992 domestic revenues suffered from competitive fare reductions below the levels American established in its Value Pricing Plan in April 1992. European revenues, however, were negatively impacted in 1993 by aggressive fare discounting by competitors, weak European economies and a stronger U.S. dollar.

         The Company's 1993 results also reflect the dramatic adverse impact of a five-day strike by American's flight attendants' union in November. The strike's after-tax impact on fourth quarter results, estimated at $190 million, offset earnings generated earlier in the year.

         With the downsizing of unprofitable operations, American's workforce began to decline following years of double-digit percentage increases. In 1993, AMR provided $25 million for employee severance, primarily management/specialist and operations employees.

         To reduce interest expense, the Company repurchased and retired prior to maturity $802 million in carrying value of long- term debt. The repurchases and retirements resulted in an extraordinary loss of $21 million ($14 million after tax) in 1993.

BUSINESS SEGMENTS   The following sections provide a discussion of AMR's
results by reporting segment. A description of the businesses in each reporting segment is included on pages 1 and 2. Additional segment information is included in Note 13 to the consolidated financial statements.


AIR TRANSPORTATION GROUP
FINANCIAL HIGHLIGHTS
 (dollars in millions)

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                 1993               1992             1991
                                                               -------            -------          -------
 REVENUES
     Passenger  - American Airlines, Inc.                      $12,900            $11,895          $10,714
                - AMR Eagle, Inc.                                  711                495              421
     Cargo                                                         643                581              475
     Other                                                         531                503              398
                                                               -------            -------          -------
                                                                14,785             13,474           12,008
 EXPENSES
     Wages, salaries and benefits                                4,837              4,592            3,920
     Aircraft fuel                                               1,875              1,908            1,821
     Commissions to agents                                       1,448              1,301            1,148
     Depreciation and amortization                               1,005                838              698
     Other operating expenses                                    5,246              5,145            4,663
                                                               -------            -------          -------
       Total operating expenses                                 14,411             13,784           12,250
                                                               -------            -------          -------
 OPERATING INCOME (LOSS)                                           374              (310)            (242)


 OTHER INCOME (EXPENSE)                                          (688)              (477)            (311)
                                                               -------            -------          -------

 INCOME (LOSS) BEFORE INCOME TAXES,
    EXTRAORDINARY LOSS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGES                                $(314)             $(787)           $(553)
                                                               =======            =======          =======

 Capital expenditures, including route acquisition costs        $1,721             $3,112           $4,009
 Identifiable assets                                            17,566             17,269           15,079

 Average number of equivalent employees                         94,098             92,529           88,651


 OPERATING STATISTICS

 AMERICAN AIRLINES, INC.
    Passenger Division
    Revenue passenger miles (millions)                          97,160             97,425           82,335
    Available seat miles (millions)                            160,890            152,996          133,472
    Passenger revenue yield per passenger mile (cents)           13.28              12.21            13.01
    Revenue per available seat mile (cents)                       8.26               8.03             8.26
    Operating expenses per available seat mile (cents)            8.25               8.42             8.57
    Passenger load factor                                        60.4%              63.7%            61.7%
    Operating aircraft at year-end                                 667                672              622
    Cargo Division
    Cargo ton miles (millions)                                   1,826              1,490            1,146
    Revenue yield per ton mile (cents)                            0.35               0.39             0.41

 AMR EAGLE, INC.
    Revenue passenger miles (millions)                           2,125              1,440            1,081
    Available seat miles (millions)                              3,821              2,698            2,100
    Passenger load factor                                        55.6%              53.4%            51.5%
    Operating aircraft at year-end                                 275                277              227

REVENUES
1993 COMPARED TO 1992   Air Transportation Group revenues of $14.8 billion in
1993 were up $1.3 billion, 9.7 percent, versus 1992. American's passenger revenues rose 8.4 percent, $1.0 billion, primarily as a result of an 8.8 percent increase in passenger yield (the average amount one passenger pays to fly one mile), offset by a 0.3 percent decline in passenger traffic.

         American's passenger yield in 1993 increased to 13.28 cents, primarily as a result of a very weak comparison base of 1992, when revenues were negatively impacted by competitors' drastic discounting of domestic fares. For the year, domestic yield increased 13.5 percent. International yield was mixed, increasing 13.9 percent in the Pacific, unchanged in Latin America and declining 10.1 percent in Europe. In 1993, American derived 73.8 percent of its passenger revenues from domestic operations and 26.2 percent from international operations.

         Although American's system capacity, as measured by available seat miles (ASMs), increased 5.2 percent, its traffic, as measured by revenue passenger miles (RPMs), decreased 0.3 percent. The drastic fare discounting drove traffic up to record levels in 1992. Traffic suffered in 1993 from American's inability to carry passengers during the flight attendants' union strike in November and the adverse effect of the strike on passenger demand during the month of December. American's domestic traffic decreased 3.5 percent, to 69.7 billion RPMs, while domestic capacity grew 2.9 percent. International traffic grew 9.1 percent, to 27.5 billion RPMs on capacity growth of 12.1 percent. The increase in international traffic was led by a 14.7 percent increase in Latin America on capacity growth of 17.5 percent, and a 7.4 percent increase in Europe on capacity growth of 10.8 percent.

         Passenger revenues of the AMR Eagle carriers increased 43.6 percent, $216 million, primarily due to the opening and expansion of regional operations at Dallas/Fort Worth with assets acquired from Metroflight, Inc. Traffic on the AMR Eagle carriers increased 47.6 percent, to 2.1 billion RPMs, while capacity grew 41.6 percent to 3.8 billion ASMs. Passenger yield decreased 2.7 percent.

         Cargo revenues increased 10.7 percent, $62 million, driven by a 22.5 percent increase in American's domestic and international cargo volumes, partially offset by decreasing yields brought about by strong price competition resulting from excess industry capacity.

         Other revenues, consisting of service fees, liquor revenues, duty-free sales, tour marketing and miscellaneous other revenues, increased 5.6 percent, $28 million, primarily as a result of increased capacity.

1992 COMPARED TO 1991   Air Transportation Group revenues of $13.5 billion in
1992 were up 12.2 percent, $1.5 billion, from 1991. American's passenger revenues rose 11.0 percent, $1.2 billion, primarily as a result of an 18.3 percent increase in American's passenger traffic, offset by a 6.1 percent decline in American's passenger yield. The increase in RPMs was due to capacity growth of 14.6 percent and greater demand for air travel, generated in part by the various fare promotions during 1992. American's domestic traffic increased 13.3 percent, to 72.2 billion RPMs. International traffic grew 35.4 percent, to 25.2 billion RPMs.

         American's passenger yield in 1992 declined to 12.21 cents. Domestic yield experienced a sharp decline of 8.3 percent due to various fare promotions during 1992. International yield was mixed, increasing 2.1 percent in Latin America and 14.1 percent in the Pacific, but declining 6.6 percent in Europe. In 1992, American derived 73.1 percent of its passenger revenues from domestic operations and 26.9 percent from international operations.

         Passenger revenues of the AMR Eagle carriers increased 17.6 percent, $74 million. Traffic on those carriers increased 33.2 percent, to 1.4 billion RPMs, while capacity grew 28.5 percent, to 2.7 billion ASMs. Passenger yield decreased 11.7 percent due principally to various fare promotions in 1992.

         Cargo revenues increased 22.3 percent, $106 million, driven by a 30.0 percent increase in American's domestic and international cargo volume.

         Other revenues, consisting of service fees, liquor revenues, duty-free sales, tour marketing and miscellaneous other revenues, increased 26.4 percent, $105 million. The increase resulted from $22 million in revenues from the introduction of service fees on ticket changes and increased traffic.

EXPENSES
1993 COMPARED TO 1992   Air Transportation Group operating expenses increased
4.5 percent, $627 million. American's capacity increased 5.2 percent, to 160.9 billion ASMs, due primarily to the addition of new aircraft. American's Passenger Division cost per ASM decreased by 2.0 percent, to 8.25 cents.

         Wages, salaries and benefits rose 5.3 percent, $245 million, due to wage and salary adjustments for existing employees, rising health-care costs and a 1.7 percent increase in the average number of equivalent employees. In addition, during the fourth quarter, the Air Transportation Group recorded a $13 million severance provision in conjunction with layoffs and voluntary terminations of management/specialist and operations personnel.

         Aircraft fuel expense decreased 1.7 percent, $33 million, due to a 4.9 percent decrease in American's average price per gallon, partially offset by a
2.7 percent increase in gallons consumed by American. American's average price per gallon decreased from $0.65 per gallon in 1992 to $0.62 per gallon in 1993. American consumed an average of 245 million gallons of fuel each month. A one-cent decline in fuel prices saves approximately $2.5 million per month.

         Commissions to agents increased 11.3 percent, $147 million, due principally to increased passenger revenues and increased incentives for travel agents.

         Depreciation and amortization increased 19.9 percent, $167 million, primarily due to the addition of 44 owned jet aircraft, 24 owned turboprop aircraft and other capital equipment.

         Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses, and miscellaneous operating expenses, increased 2.0 percent, $101 million. Aircraft rentals increased 8.8 percent, $65 million, primarily due to the full-year impact of 1992 operating-leased aircraft additions and the addition of operating-leased aircraft during 1993. Other rentals and landing fees increased 4.4 percent, $33 million, due primarily to increased rentals resulting from additions, improvements and renovations to facilities owned by airport authorities and leased to American. Food service cost increased 0.6 percent, $4 million, reflecting the 9.1 percent increase in international traffic, where food costs are greater, offset by the 3.5 percent decrease in domestic traffic. Maintenance materials and repairs expense decreased 3.5 percent, $24 million, due principally to the retirement of older aircraft and increased operational efficiencies. Miscellaneous operating expenses (including crew travel expenses, booking fees, purchased services, communications charges, credit card fees and advertising) increased 1.0 percent, $23 million, primarily due to the increase in capacity.

1992 COMPARED TO 1991   Air Transportation Group operating expenses increased
12.5 percent, $1.5 billion.  American's capacity increased 14.6 percent, to
153.0 billion ASMs, due primarily to the addition of new aircraft. American's Passenger Division cost per ASM decreased 1.8 percent, to 8.42 cents.

         Wages, salaries and benefits rose 17.1 percent, $672 million, due in part to wage and salary increases, as well as to a 4.4 percent increase in the average number of equivalent employees. In addition, during 1992, the Air Transportation Group recorded a $22 million severance provision in conjunction with layoffs and voluntary terminations of airline management/specialist personnel.

         Aircraft fuel expense increased 4.8 percent, $87 million, primarily due to a 13.3 percent increase in gallons consumed by American, partially offset by a 7.7 percent decrease in American's average price per gallon. American's average price per gallon decreased from $0.70 per gallon in 1991 to $0.65 per gallon in 1992.

         Commissions to agents increased 13.3 percent, $153 million, due principally to increased passenger revenues and increased incentives for travel agents. The 1992 commissions expense also reflects the fact that American protected agent commissions for domestic tickets that were sold at higher, pre-summer sale levels and reissued at special 50-percent-off fares.

         Depreciation and amortization increased 20.1 percent, $140 million, due to additions to the fleet and the acquisition of other capital equipment.

         Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses and miscellaneous operating expenses, increased 10.3 percent, $482 million. Aircraft rentals increased 10.9 percent, $72 million, due to the full-year impact of 1991 operating-leased aircraft additions and the addition of operating-leased aircraft during 1992. Other rentals and landing fees increased 38.9 percent, $211 million, due primarily to increased rentals resulting from additions, improvements and renovations to facilities owned by airport authorities and leased to American. Landing fees increased, reflecting the Company's additional capacity and rate increases charged by airports. Food service cost increased 11.4 percent, $71 million, due primarily to the increased number of passengers. Maintenance materials and repairs expense increased 2.3 percent, $15 million, due to the increase in the fleet, offset by operating efficiencies and retirement of several inefficient fleet types. Miscellaneous operating expenses (including crew travel expenses, bookings fees, purchased services, communications charges, credit card fees and advertising) increased 5.2 percent, $113 million, primarily due to the increase in capacity and traffic.

OTHER INCOME (EXPENSE)
Other Income (Expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

1993 COMPARED TO 1992   Interest expense, net of interest income, increased
10.1 percent, $53 million, as a result of additional external financings, offset in part by interest savings generated from declining interest rates, interest rate swap transactions and repurchases and retirement of long-term debt. In addition, interest capitalized decreased 48.0 percent, $47 million, as a result of the decrease in the average balance during the year of purchase deposits for flight equipment and the decline in interest rates.

         Miscellaneous - net for 1993 includes a $125 million charge related to the retirement of 31 DC-10 aircraft. Included in Miscellaneous - net for 1992 is a $14 million provision for a cash payment representing American's share of a multi-carrier antitrust settlement and an $11 million charge associated with the retirement of the CASA aircraft fleet of Executive Airlines, Inc., one of the AMR Eagle carriers.

1992 COMPARED TO 1991   Interest expense, net of interest income, increased
41.2 percent, $153 million, primarily as a result of additional external financings. In addition, interest capitalized decreased 35.9 percent, $55 million, due to the decrease in the average balance during the year of purchase deposits for flight equipment and the decline in interest rates.

         Miscellaneous - net for 1992 includes a $14 million provision for a cash payment representing American's share of a multi- carrier antitrust settlement and an $11 million charge associated with the retirement of Executive Airlines, Inc.'s CASA aircraft fleet. Included in Miscellaneous - net for 1991 are charges of $77 million related to the retirement of American's British Aerospace BAe 146, and Boeing 737 and 747SP aircraft and the Fairchild Metro III aircraft of certain AMR Eagle carriers.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(dollars in millions)

                                                             Year Ended December 31,
                                                             -----------------------
                                                  1993                 1992               1991
                                              ------------        -------------       ------------
 REVENUES                                     $      1,370        $       1,271       $      1,175

 EXPENSES
    Wages, salaries and benefits                       435                  387                336
    Depreciation and amortization                      175                  170                158
    Rentals                                             51                   56                 45
    Other operating expenses                           441                  402                404
                                              ------------        -------------       ------------
      Total operating expenses                       1,102                1,015                943
                                              ------------        -------------       ------------
 OPERATING INCOME                                      268                  256                232

 OTHER INCOME (EXPENSE)                                (84)                (173)                (6)
                                              ------------        -------------       ------------

 INCOME BEFORE INCOME TAXES,
   EXTRAORDINARY LOSS AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGES               $        184        $          83       $        226
                                              ============        =============       ============

 Capital expenditures                         $        179        $         142               $188
 Identifiable assets                                   549                  534                579

 Average number of equivalent employees             11,145               10,736              9,600


REVENUES
1993 COMPARED TO 1992   Revenues for The SABRE Group increased 7.8 percent, $99
million, primarily due to increased booking fees resulting from growth in booking volumes and average fees collected from participating vendors.

1992 COMPARED TO 1991   Revenues for The SABRE Group increased 8.2 percent, $96
million, primarily due to increased booking fees resulting from higher average fees and growth in booking volumes driven by fare initiatives and special promotions and the expansion of STIN in international markets.

EXPENSES
1993 COMPARED TO 1992   Wages, salaries and benefits increased 12.4 percent,
$48 million, due to wage and salary increases, a 3.8 percent increase in the average number of equivalent employees and a $12 million severance provision for workforce reductions associated with the formation of SABRE Decision Technologies. Other operating expenses increased 9.7 percent, $39 million, due to higher incentive payments to travel agents, outsourcing services related to product line expansion and costs associated with international expansion.

1992 COMPARED TO 1991   Wages, salaries and benefits increased 15.2 percent,
$51 million, due to wage and salary increases and an 11.8 percent increase in the average number of equivalent employees. Depreciation and amortization increased 7.6 percent, $12 million, due to the addition of capital equipment.

OTHER INCOME (EXPENSE)
Other Income (Expense) for 1993 includes a $71 million provision for losses associated with a reservations system project and resolution of related litigation. Other Income (Expense) for 1992 includes a $165 million provision related to the suspension of the reservations system project.

AMR MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
               (dollars in millions)

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                           1993                 1992                 1991
                                                           ----                 ----                 ----
      REVENUES                                             $452                 $336                 $299

      EXPENSES
                Wages, salaries and benefits                109                   88                   84
                Aircraft rentals                             82                   44                   28
                Depreciation and amortization                43                   33                   27
                Other operating expenses                    170                  142                  145
                                                          -----                -----                -----
               Total operating expenses                     404                  307                  284
                                                          -----                -----                -----
      OPERATING INCOME                                       48                   29                   15

      OTHER INCOME (EXPENSE)                                (31)                 (22)                 (28)
                                                          -----                -----                -----

      INCOME (LOSS) BEFORE INCOME TAXES,
        EXTRAORDINARY LOSS AND CUMULATIVE
        EFFECT OF ACCOUNTING CHANGES                        $17                   $7                $(13)
                                                          =====                =====                =====

      Capital expenditures                                 $180                  $81                  $83
      Identifiable assets                                   775                  584                  550

      Average number of equivalent employees              5,818                4,231                4,173


REVENUES
1993 COMPARED TO 1992   Revenues for the AMR Management Services Group
increased 34.5 percent, $116 million. AMR Services' revenues increased 15.2 percent, $37 million, primarily as a result of strong domestic fuel and deicing sales, expansion of European operations, and the acquisition of an additional domestic fixed-base operator in November. AMR Leasing's revenues increased
73.2 percent, $59 million, with additional turboprop aircraft under rental to subsidiaries of AMR Eagle. In addition, Americas Ground Services ended 1993, its first year, with over $10 million in revenues.

1992 COMPARED TO 1991   Revenues for the AMR Management Services Group
increased 12.4 percent, $37 million. AMR Leasing's revenues increased 62.0 percent, $31 million, due to additional turboprop aircraft under rental to subsidiaries of AMR Eagle.

EXPENSES
1993 COMPARED TO 1992   Wages, salaries and benefits increased 23.9 percent,
$21 million, due primarily to a 37.5 percent increase in the average number of equivalent employees. Aircraft rentals increased 86.4 percent, $38 million, and depreciation and amortization increased 30.3 percent, $10 million, with additional operating-leased and owned aircraft in AMR Leasing's turboprop fleet. Other operating expenses increased 19.7 percent, $28 million, due primarily to the expansion of AMR Services and Americas Ground Services' first year of operations.

1992 COMPARED TO 1991   Wages, salaries and benefits increased 4.8 percent, $4
million, due primarily to a 1.4 percent increase in the average number of equivalent employees. Aircraft rentals increased 57.1 percent, $16 million, and depreciation and amortization increased 22.2 percent, $6 million, due to additional operating-leased and owned aircraft in AMR Leasing's turboprop fleet.

INFLATION

Adjustment of historical cost data to reflect the impact of general inflation and specific price changes would lower AMR's operating results, principally because of the increased depreciation and amortization resulting from the replacement, at current cost, of equipment and property with assets that have the same service potential. However, because AMR's monetary liabilities exceed monetary assets, the reduced operating results would be partially offset by the gain from the decline in purchasing power of the net amounts owed.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $1.4 billion in 1993, $843 million in 1992 and $744 million in 1991. Capital expenditures in 1993 totaled $2.1 billion, compared to $3.3 billion in 1992 and $3.5 billion in 1991. In 1993, The Company took delivery of 44 owned jet aircraft - one Airbus A300-600R, six Boeing 757-200s, six Boeing 767-300ERs, 23 Fokker 100s and eight McDonnell Douglas MD-11s. The Company also took delivery of 24 turboprop aircraft - one ATR-42, six Super ATRs and 17 Saab 340Bs.

CAPITAL COMMITMENTS

FIRM DELIVERIES   At December 31, 1993, AMR had 58 aircraft on order,
aggregating approximately $1.5 billion, for delivery through 1996. The Company had firm orders for 16 Boeing 757-200s, seven Boeing 767-300ERs, 13 Fokker 100s, 19 Super ATRs and three Saab 340Bs.

      In 1994, the Company will take delivery of 22 jet aircraft -- six Boeing 757-200s, three Boeing 767-300ERs, 13 Fokker 100s and 17 turboprop aircraft -- 14 Super ATRs and three Saab 340Bs. Total expenditures for 1994 for aircraft acquisitions and related equipment will be approximately $800 million.

OTHER   The Company also has planned capital expenditures in 1994 of approximately $900 million for aircraft modifications, renovations of, and additions to, airport and office facilities and various other equipment and assets.

      In addition, AMR and PWA Corporation, the parent company of Canadian Airlines International Ltd. (CAIL), have entered into a series of agreements which provide for a 20-year services contract under which AMR will furnish a comprehensive package of airline services to CAIL. In addition, AMR will make an investment of approximately $246 million (Canadian) in mandatorily redeemable convertible preferred stock of CAIL. The agreements are subject to significant conditions including approval by the U.S. and Canadian governments, conditions relating to CAIL's capital restructuring program and various conditions related to labor matters.

      AMR intends to finance its capital asset acquisitions through the use of internally generated funds as well as external financing. At December 31, 1993, no borrowings were outstanding and approximately $1.8 billion was available under American's credit facilities, including American's $1.0 billion credit facility expiring in 1994. American expects to replace the $1.0 billion credit facility with a $750 million credit agreement. At February 15, 1994, borrowings of $400 million were outstanding under the credit facilities.

      AMR continually reviews its need for additional aircraft and ground properties and determines its requirements based on return-on-investment analyses and both short-term and long-term profitability forecasts. AMR has several ways to adjust its plans, including terminating certain operating leases, scaling back or canceling planned facility expansions and delaying other planned expenditures.

AIRCRAFT OPTIONS   In addition to aircraft on firm order at December 31, 1993,
American has 119 jet aircraft available on option - 21 Boeing 757-200s, eight Boeing 767-300ERs, 15 McDonnell Douglas MD-11s and 75 Fokker 100s. The Company also has 160 turboprop aircraft available on option - 20 Saab 340Bs, 40 Saab 2000s, 20 British Aerospace Jetstream 41s, 10 ATR-42s and 70 Super ATRs.

OTHER INFORMATION

WORKING CAPITAL   AMR (principally American Airlines) historically operates
with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

DEFERRED TAX ASSETS   As of December 31, 1993, the Company had deferred tax
assets aggregating approximately $2.3 billion, including approximately $267 million of alternative minimum tax (AMT) credit carryforwards. The Company believes substantially all the deferred tax assets, other than the AMT credit carryforwards, will be realized through reversal of existing taxable temporary differences. The Company anticipates using its AMT credit carryforwards, which are available for an indefinite period of time, against its future regular tax liability within the next 10 years for several reasons. Although the Company incurred net losses in 1990 through 1993, it recorded substantial income before taxes and taxable income during the seven-year period 1983 through 1989 of approximately $3.4 billion and $2.0 billion, respectively. The Company is aggressively pursuing revenue enhancement and cost reduction initiatives to restore profitability. The Company has also substantially curtailed its planned capital spending program, which will accelerate the reversal of depreciation differences between financial and tax income, thus increasing taxable income.

ENVIRONMENTAL MATTERS   Subsidiaries of AMR have been notified of potential
liability with regard to several environmental cleanup sites. At sites where remedial litigation has commenced, potential liability is joint and several. AMR's alleged volumetric contributions at the sites are minimal. AMR does not expect these actions, individually or collectively, to have a material impact on its financial condition, operating results or cash flows.

DISCOUNT RATE   Due to the decline in interest rates during 1993, the discount rate used to determine the Company's pension obligations as of December 31, 1993 and the related expense for 1994, has been reduced. The impact on 1994 pension expense of the change in the discount rate will be substantially offset by the significant appreciation in the market value of pension plan assets experienced during 1993.

PROPOSED SETTLEMENT OF LITIGATION During 1992, American and certain other carriers agreed to settle various class action claims, subject to approval by the U.S. District Court for the Northern District of Georgia. Under the terms of the agreement, the carriers paid a total of approximately $50 million in cash and will jointly issue and distribute approximately $408 million in face amount of certificates for discounts of approximately 10 percent on future air travel on any of the carriers. A liability has not been established for the certificate portion of the settlement since American expects that, in the aggregate, future revenues received upon redemption of the certificates will exceed the related cost of providing the air travel. American anticipates that the share of the certificates redeemed on American may represent, but is not limited to, American's 26 percent market share among the carriers. The ultimate impact of the settlement on American's revenues, operating margins and earnings is not reasonably estimable since both the portion of certificates to be redeemed on American and the stimulative or depressive effect of the certificate redemption on revenues is not known.

OUTLOOK FOR 1994

During 1993, AMR completed a comprehensive review of the competitive realities of its businesses and determined that the Company must change significantly to generate sufficient earnings. The fundamental problems of the airline -- increasing competition from low-cost, low-fare carriers, its inability to reduce labor costs to competitive levels, and the changing values of its customers -- demand new solutions. As an initial response to that need, the Company created and began implementing a new strategic framework known as the Transition Plan. The plan has three parts, each intended to improve the Company's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, reallocate resources and effort to the growing information and management services businesses, which are more profitable than the airline.

      The Transition Plan recognizes the unfavorable and uncertain economics which have characterized the core airline business in recent years, acknowledges the airline cost problem and seeks to maximize the contribution of the Company's more profitable businesses. In 1994, the Company will continue the course of change initiated in 1993 under the Transition Plan. Over the long term, the Company will continue its best efforts to reduce airline costs and to restore the airline operations to profitability. Based upon the success or failure of those efforts, the Company will make ongoing determinations as to the appropriate degree of reallocation of resources from the airline operations to the Company's other businesses, which may include, if the airline cannot be run profitably, the disposition or termination, over the long term, of a substantial part or all of the airline operations.

AIR TRANSPORTATION GROUP   During 1993, American closed its hub and
dramatically reduced operations at San Jose, California, and expanded its Dallas/Fort Worth and Miami hubs. The airline will continue to reduce or eliminate service where it cannot operate profitably. American's regional airline affiliates, subsidiaries of AMR Eagle, have added turboprop service on some routes where jet service has been canceled, and they will continue to pursue these opportunities in 1994.

      In 1993, American removed 21 McDonnell Douglas DC-10 and 28 Boeing 727 aircraft from service. In 1994, an additional 14 DC- 10s and 31 727s will be retired. As a result, in 1994 American's available seat miles are expected to decrease by almost five percent. Domestic capacity will drop by almost seven percent, while international capacity will increase slightly. The capacity reduction will be the first at American since 1981.

      Aircraft retirements have necessitated the furlough of about 3,700 American employees since late 1992. The Company anticipates further workforce reductions in 1994 and, accordingly, made a provision for the cost of these reductions in 1993. Fewer aircraft deliveries will also translate into lower capital spending.

      American's revenue plan for 1994 reflects continued emphasis on producing premium yields by attracting more full fare passengers than its competitors.
As part of this plan, American will expand its successful three-class domestic transcontinental service, add more first class seats on some narrowbody aircraft and increase frequencies in business-oriented markets. In addition, American will seek to grow its cargo revenues again in 1994.

      In 1993, American's cost per available seat mile declined by 2.0 percent, largely due to a 4.9 percent drop in the cost of jet fuel. In 1994, though American will continue its rigorous program of cost control, it expects units costs, excluding fuel, to rise modestly. This increase will be driven by higher unit labor costs due to pay scale and average seniority escalations.

      On August 10, 1993, the Omnibus Budget Reconciliation Act was signed into law, imposing a new 4.3 cents per gallon tax on commercial aviation jet fuel for use in domestic operations. The new tax will become effective October 1, 1995, and is scheduled to continue until October 1, 1998. American estimates the resulting annual increase in fuel taxes will be approximately $90 million.

      The Company instituted a program in the latter half of 1993 to reduce interest costs. At year-end interest rates, the Company anticipates that this program, which involves such things as interest rate swaps and the repurchase and retirement of long-term debt, will produce significant interest cost savings. This savings is expected to largely offset the additional interest cost of new financings in 1994.

      In November 1993, American endured a five-day strike by its flight attendants' union; the strike ended when both sides agreed to binding arbitration. The arbitration process is expected to be complex and will likely not be decided for several months. While the ultimate outcome is uncertain, the new contract will likely result in higher unit labor costs in 1994.

      American's labor contract with its pilots' union becomes amendable in August 1994. The Company and the union leadership are pursuing opportunities to streamline the negotiation and settlement process. The ultimate outcome of these negotiations cannot be estimated at this time.

THE SABRE GROUP The integration of AMR's information services businesses will continue in 1994 with the integration of SDS, AADT and other units in The SABRE Group into SABRE Decision Technologies (SDT). SDT will develop and market The SABRE Group's expanding array of information systems products and services to a growing list of customers throughout the world.

      STIN will seek to sustain its revenue growth through continued geographical expansion of the SABRE computerized reservation system and the sale of its leading-edge automated reservations products such as SABRExpress, SABRExpress Ticketing and SABRE TravelBase, a new travel agency accounting system.

      Other SABRE Group units, providing telemarketing and reservations services, data capture and management services and information systems training, will continue to pursue opportunities to market these services, both domestically and internationally.

AMR MANAGEMENT SERVICES GROUP   AMR Management Services' growth in 1994 will be
driven primarily by revenue increases at AMR Services Corporation and AMR Leasing. AMR Services' performance in 1994 will benefit from the full-year operation of AMR Combs' Dallas aviation service center acquired in late 1993 and the continued growth and development of AMR Services' international operations, the majority of which were begun or acquired in 1993. AMR Leasing's revenues will increase in 1994 due to the acquisition of additional turboprop aircraft to be leased to subsidiaries of AMR Eagle. AMR Leasing is also exploring opportunities to lease aircraft to external customers.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS


                                                                              Page
                                                                              ----
               Report of Independent Auditors                                  27

               Consolidated Statement of Operations                            28

               Consolidated Balance Sheet                                      30

               Consolidated Statement of Cash Flows                            32

               Consolidated Statement of Stockholders' Equity                  33

               Notes to Consolidated Financial Statements                      34

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


      We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in Item 14(a) on page 55. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Notes 7 and 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.




                                             ERNST & YOUNG


2121 San Jacinto
Dallas, Texas  75201
February 15, 1994

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                     1993                 1992                  1991
                                                                 -----------          -----------            -----------
   REVENUES
     Air Transportation Group:
       Passenger - American Airlines, Inc.                       $    12,900          $    11,895            $    10,714
                 - AMR Eagle, Inc.                                       711                  495                    421
       Cargo                                                             643                  581                    475
       Other                                                             531                  503                    398
                                                                 -----------          -----------            -----------
                                                                      14,785               13,474                 12,008

     The SABRE Group                                                   1,370                1,271                  1,175
     AMR Management Services Group                                       452                  336                    299
     Less:  Intergroup  revenues                                        (791)                (685)                  (595)
                                                                 -----------          -----------            -----------
       Total operating revenues                                       15,816               14,396                 12,887
                                                                 -----------          -----------            -----------
   EXPENSES
     Wages, salaries and benefits                                      5,381                5,067                  4,340
     Aircraft fuel                                                     1,875                1,908                  1,821
     Commissions to agents                                             1,448                1,301                  1,148
     Depreciation and amortization                                     1,223                1,041                    883
     Other rentals and landing fees                                      851                  820                    597
     Aircraft rentals                                                    743                  698                    641
     Food service                                                        700                  695                    624
     Maintenance materials and repairs                                   664                  688                    673
     Other operating expenses                                          2,241                2,203                  2,155
                                                                 -----------          -----------            -----------
       Total operating expenses                                       15,126               14,421                 12,882
                                                                 -----------          -----------            -----------
   OPERATING INCOME (LOSS)                                               690                  (25)                     5

   OTHER INCOME (EXPENSE)
     Interest income                                                      60                   99                    106
     Interest expense                                                   (668)                (651)                  (508)
     Interest capitalized                                                 51                  101                    159
     Miscellaneous - net                                                (246)                (221)                  (102)
                                                                 -----------          -----------            -----------
                                                                        (803)                (672)                  (345)
                                                                 -----------          -----------            -----------
   LOSS BEFORE INCOME TAXES, EXTRAORDINARY LOSS
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                        (113)                (697)                  (340)
   Income tax benefit                                                    (17)                (222)                  (100)
                                                                 -----------          -----------            -----------
   LOSS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGES                                        (96)                (475)                  (240)
   EXTRAORDINARY LOSS, NET OF TAX BENEFIT                                (14)                   -                      -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES:
     Postretirement benefits other than
       pensions, net of tax benefit                                        -                 (595)                     -
     Income taxes                                                          -                  135                      -
                                                                 -----------          -----------            -----------
   NET LOSS                                                             (110)                (935)                  (240)
   Preferred stock dividends                                              60                    -                      -
                                                                 -----------          -----------            -----------
   LOSS APPLICABLE TO COMMON SHARES                              $      (170)         $      (935)           $      (240)
                                                                 ===========          ===========            ===========

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)

                                                                                              Year Ended December 31,
                                                                                              -----------------------
                                                                                 1993                  1992               1991
                                                                             -----------            -----------        -----------

   LOSS PER COMMON SHARE (PRIMARY AND
     FULLY DILUTED):
       Before extraordinary loss and cumulative effect
         of accounting changes                                               $     (2.05)           $     (6.35)       $     (3.54)
       Extraordinary loss                                                          (0.18)                     -                  -
       Cumulative effect of accounting changes                                         -                  (6.14)                 -
                                                                             -----------            -----------        -----------
       Net loss                                                              $     (2.23)           $    (12.49)       $     (3.54)
                                                                             ===========            ===========        ===========

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                           1993                1992
                                                                                        -----------         -----------
    ASSETS

    CURRENT ASSETS
      Cash                                                                              $        63         $        45
      Short-term investments                                                                    523                 813
      Receivables, less allowance for uncollectible
         accounts (1993 - $33; 1992 - $32)                                                      910                 947
      Inventories, less allowance for obsolescence
         (1993 - $168; 1992 - $133)                                                             688                 685
      Deferred income taxes                                                                     363                 210
      Other current assets                                                                      143                 168
                                                                                        -----------         -----------
         Total current assets                                                                 2,690               2,868

    EQUIPMENT AND PROPERTY
      Flight equipment, at cost                                                              12,841              11,084
      Less accumulated depreciation                                                           3,058               2,768
                                                                                        -----------         -----------
                                                                                              9,783               8,316
      Purchase deposits for flight equipment                                                    350                 826
                                                                                        -----------         -----------
                                                                                             10,133               9,142

      Other equipment and property, at cost                                                   3,984               3,998
      Less accumulated depreciation                                                           1,856               1,761
                                                                                        -----------         -----------
                                                                                              2,128               2,237
                                                                                        -----------         -----------
                                                                                             12,261              11,379

    EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
      Flight equipment                                                                        2,229               2,220
      Other equipment and property                                                              247                 239
                                                                                        -----------         -----------
                                                                                              2,476               2,459
      Less accumulated amortization                                                             760                 644
                                                                                        -----------         -----------
                                                                                              1,716               1,815

    OTHER ASSETS
      Route acquisition costs, less accumulated amortization
         (1993 - $95; 1992 - $66)                                                             1,061               1,090
      Airport operating and gate lease rights,
         less accumulated amortization (1993 - $67; 1992 - $48)                                 401                 420
      Prepaid pension cost                                                                      398                 347
      Other                                                                                     799                 787
                                                                                        -----------         -----------
                                                                                              2,659               2,644
                                                                                        -----------         -----------
    TOTAL ASSETS                                                                        $    19,326         $    18,706
                                                                                        ===========         ===========

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)

                                                                                                        December 31,
                                                                                                       --------------
                                                                                                 1993                 1992
                                                                                           ---------------      ---------------
               LIABILITIES AND STOCKHOLDERS' EQUITY


               CURRENT LIABILITIES

                 Accounts payable                                                          $       921          $       948
                 Accrued salaries and wages                                                        507                  464
                 Accrued liabilities                                                             1,219                1,122
                 Air traffic liability                                                           1,460                1,524
                 Short-term borrowings                                                               -                  380
                 Current maturities of long-term debt                                              200                  183
                 Current obligations under capital leases                                          110                   99
                                                                                           ---------------      ---------------
                    Total current liabilities                                                    4,417                4,720

               LONG-TERM DEBT, LESS CURRENT MATURITIES                                           5,431                5,643

               OBLIGATIONS UNDER CAPITAL LEASES,
                 LESS CURRENT OBLIGATIONS                                                        2,123                2,195

               OTHER LIABILITIES AND CREDITS
                 Deferred income taxes                                                             310                  196
                 Deferred gains                                                                    786                  814
                 Postretirement benefits                                                         1,090                1,006
                 Other liabilities and deferred credits                                            893                  783
                                                                                           ---------------      ---------------
                                                                                                 3,079                2,799

               COMMITMENTS, LEASES AND CONTINGENCIES


               STOCKHOLDERS' EQUITY
                 Convertible preferred stock;
                    20,000,000 shares authorized,
                    shares issued and outstanding:  1993 - 2,200,000                             1,081                    -
                 Common stock - $1 par value; shares authorized:
                    1993 - 150,000,000; 1992 - 100,000,000
                    shares issued and outstanding:
                    1993 - 75,800,000; 1992 - 75,400,000                                            76                   75
                 Additional paid-in capital                                                      2,035                2,018
                 Retained earnings                                                               1,084                1,256
                                                                                           ---------------      ---------------
                                                                                                 4,276                3,349
                                                                                           ---------------      ---------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    19,326          $    18,706
                                                                                           ===============      ===============


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                        1993                1992                 1991
                                                                    -----------          -----------          -----------
    CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss                                                      $      (110)         $      (935)         $      (240)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Depreciation and amortization                                   1,223                1,041                  883
          Deferred income taxes                                             (30)                (101)                (110)
          Provisions for losses                                             196                  165                   77
          Cumulative effect of accounting changes                             -                  460                    -
          Change in assets and liabilities:
            Decrease (increase) in receivables                               37                 (144)                (152)
            Proceeds from transfer of receivables                             -                    -                  300
            Increase in inventories                                         (27)                 (85)                 (55)
            Increase (decrease) in accounts payable
              and accrued liabilities                                        34                  (17)                  15
            Increase (decrease) in air traffic liability                    (64)                 366                   40
           Other, net                                                       118                   93                  (14)
                                                                    -----------          -----------          -----------
             Net cash provided by operating activities                    1,377                  843                  744

    CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures                                               (2,080)              (3,299)              (3,536)
      Acquisitions of routes and other related assets                         -                  (36)                (744)
      Net decrease (increase) in short-term investments                     290                  342                 (319)
      Other, net                                                             36                   39                   28
                                                                    -----------          -----------          -----------
             Net cash used for investing activities                      (1,754)              (2,954)              (4,571)

    CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from:
        Issuance of convertible preferred stock                           1,081                    -                    -
        Issuance of long-term debt                                          730                1,787                2,742
        Sale-leaseback transactions                                           -                  610                1,637
        Issuance of common stock                                              -                  454                  300
      Net short-term borrowings (repayments)
        with maturities of 90 days or less                                 (351)                  18                 (246)
      Other short-term borrowings                                             -                  104                  425
      Payments on other short-term borrowings                               (29)                (153)                (978)
      Payments on long-term debt and capital lease obligations           (1,069)                (779)                (118)
      Payment of preferred stock dividends                                  (49)                   -                    -
      Other, net                                                             82                   21                   45
                                                                    -----------          -----------          -----------
             Net cash provided by financing activities                      395                2,062                3,807
                                                                    -----------          -----------          -----------
    Net increase (decrease) in cash                                          18                  (49)                 (20)
    Cash at beginning of year                                                45                   94                  114
                                                                    -----------          -----------          -----------
    Cash at end of year                                             $        63          $        45          $        94
                                                                    ===========          ===========          ===========



The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except shares and per share amounts)

                                                                          Additional
                                          Preferred        Common          Paid-in         Retained
                                            Stock           Stock          Capital         Earnings          Total
                                         -----------     -----------     -----------      -----------      -----------
    Balance at January 1, 1991           $         -     $        62     $     1,243      $     2,422      $     3,727

    Net loss                                       -               -               -             (240)            (240)
    Sale of 5,750,000 shares                       -               6             290                -              296
     Issuance of 192,034 shares
       pursuant to stock
       option, deferred stock
       and restricted stock
       incentive plans                             -               -               8                -                8
     Issuance of 109,375 shares
       pursuant to the
       exercise of a warrant                       -               -               4                -                4
    Other                                          -               -               -               (1)              (1)
                                         -----------     -----------     -----------      -----------      -----------
    Balance at December 31, 1991                   -              68           1,545            2,181            3,794
    Net loss                                       -               -               -             (935)            (935)
    Sale of 6,500,000 shares                       -               6             448                -              454
     Issuance of 556,952 shares
       pursuant to stock
       option, deferred stock
       and restricted stock
       incentive plans                             -               1              24                -               25
    Other                                          -               -               1               10               11
                                         -----------     -----------     -----------      -----------      -----------
    Balance at December 31, 1992                   -              75           2,018            1,256            3,349
    Net loss                                       -               -               -             (110)            (110)
    Sale of 2,200,000 shares                   1,081               -               -                -            1,081
     Preferred stock dividends
       ($27.27 per share)                          -               -               -              (60)             (60)
     Issuance of 339,506 shares
       pursuant to stock
       option, deferred stock
       and restricted stock
       incentive plans                             -               1              17                -               18
    Other                                          -               -               -               (2)              (2)
                                         -----------     -----------     -----------      -----------      -----------
    Balance at December 31, 1993         $     1,081     $        76     $     2,035      $     1,084      $     4,276
                                         ===========     ===========     ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION   The consolidated financial statements include the
accounts of AMR Corporation (AMR or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1993 presentation.

INVENTORIES   Spare parts, materials and supplies relating to flight equipment are carried at average cost and are expensed when used in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service.

EQUIPMENT AND PROPERTY   The provision for depreciation of operating equipment
and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                         Residual
                                                                   Depreciable Life                       Value
                                                         ------------------------------------          ------------
      Airbus A300-600R                                       20 years                                       5%
      Boeing 727-200                                         *                                              5%
      Boeing 757-200, 767-200 and 767-300                    20 years                                       5%
      Fokker 100                                             20 years                                       5%
      DC-10-10 and DC-10-30**                                December 31, 1999***                           5%
      MD-11 and MD-80                                        20 years                                       5%
      Regional carrier aircraft and engines                  15-17 years                                  5-10%
      Major rotable parts, avionics and assemblies           Life of equipment to which                    None
                                                             applicable
      Improvements to leased flight equipment                Term of lease                                 None
      Buildings and improvements (principally on             10-30 years or term of lease                  None
        leased land)
      Other equipment                                        3-20 years                                    None

     * In connection with a review of its fleet plan, American changed, effective October 1, 1991, the estimated useful lives of its Boeing 727-200 aircraft and engines from a common retirement date of December 31, 1994, to projected retirement dates by aircraft, which results in an average depreciable life of approximately 21 years.
    ** During 1993, American announced its intention to retire a total of 36 McDonnell Douglas DC-10-10 and six McDonnell Douglas DC-10-30 aircraft. At December 31, 1993, 21 of those aircraft had been grounded.
   ***   Approximate common retirement date.

      Equipment and property under capital leases are amortized over the term of the leases and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 25 years for aircraft and 7 to 40 years for other leased equipment and property.

MAINTENANCE AND REPAIR COSTS   Maintenance and repair costs for owned and
leased flight equipment are charged to operating expense as incurred, except engine overhaul costs incurred by AMR's regional carriers, which are accrued on the basis of hours flown.

INTANGIBLE ASSETS   The Company continually evaluates intangible assets to
determine whether current events and circumstances warrant adjustment of the carrying values or amortization periods.

Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired and are being amortized on a straight-line basis over 10 to 40 years.

PASSENGER REVENUES   Passenger ticket sales are initially recorded as a current liability. Revenue derived from the sale is recognized at the time transportation is provided.

FREQUENT FLYER PROGRAM   The estimated incremental cost of providing free
travel awards is accrued when such award levels are reached. Revenues received for miles sold to others participating in the program are deferred and recognized over a period approximating the time transportation is provided.

INCOME TAXES   AMR and its eligible subsidiaries file a consolidated federal income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the income tax amounts.

DEFERRED GAINS   Gains on the sale and leaseback of equipment and property are deferred and amortized over the terms of the related leases as a reduction of rent expense.

FOREIGN EXCHANGE CONTRACTS   AMR enters into foreign exchange contracts as a
hedge against certain amounts payable or receivable in foreign currencies. Market value gains or losses are recognized and offset against foreign exchange gains or losses on those obligations or receivables.

FUEL SWAP CONTRACTS   American enters into swap contracts to hedge against
market price fluctuations of jet fuel. Gains or losses on these contracts are included in fuel expense when the underlying fuel being hedged is used.

STATEMENT OF CASH FLOWS   Short-term investments, without regard to remaining
maturity at acquisition, are not considered as cash equivalents for purposes of the statement of cash flows.

LOSS PER COMMON SHARE   Loss per share computations are based upon the loss
applicable to common shares and the average number of shares of common stock outstanding and dilutive common stock equivalents (stock options, warrants and deferred stock) outstanding. The convertible preferred stock is not a common stock equivalent. The number of shares used in the computations of primary and fully diluted loss per common share for the years ended December 31, 1993, 1992 and 1991, was 76.0 million, 74.9 million and 67.8 million, respectively.

2.    SHORT-TERM INVESTMENTS

      Short-term investments consisted of (in millions):

                                                           December 31,
                                                           ------------
                                                    1993                 1992
                                                    ----                 ----
      Corporate notes                               $222                   $-
      U.S. Treasury notes                            150                  704
      Other debt securities                          151                  109
                                                    ----                 ----
                                                    $523                 $813
                                                    ====                 ====

      The fair value of short-term investments at December 31, 1993, by contractual maturity was (in millions):


      Due in one year or less                       $175
      Due after one year through three years         122
      Due after three years                          226
                                                    ----
                                                    $523
                                                    ====

      All short-term investments were classified as available-for-sale and stated at fair value.

3.    COMMITMENTS AND CONTINGENCIES

      The Company has on order 36 jet aircraft - 16 Boeing 757-200s, seven Boeing 767-300ERs and 13 Fokker 100s scheduled for delivery through 1996, and 22 turboprop aircraft - 19 Super ATRs and three Saab 340Bs scheduled for delivery through 1995. Deposits of $350 million have been made toward the purchase of these aircraft. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will be approximately $800 million in 1994, $500 million in 1995 and $150 million in 1996, a portion of which is payable in foreign currencies.

      In addition to these commitments for aircraft, the Company has authorized expenditures of approximately $1.2 billion for aircraft modifications, renovations of, and additions to, airport and office facilities and various other equipment and assets. AMR expects to spend approximately $800 million of this amount in 1994.

      AMR and PWA Corporation, the parent company of Canadian Airlines International Ltd. (CAIL), have entered into a series of agreements which provide for a 20-year services contract under which AMR will furnish a comprehensive package of airline services to CAIL. In addition, AMR will make an investment of approximately $246 million (Canadian) in mandatorily redeemable convertible preferred stock of CAIL. The agreements are subject to significant conditions, including approval by the U.S. and Canadian governments, conditions relating to CAIL's capital restructuring program, and various conditions relating to labor matters.

      AMR and American have included an event risk covenant in approximately $397 million of debentures and approximately $2.9 billion of lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debentures or the debt obligations underlying the lease agreements is downgraded below certain levels.

      In July 1991, American entered into a five-year agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1993 and 1992, Receivables are presented net of approximately $300 million of such transferred receivables. American maintains an allowance for uncollectible receivables based upon expected collectibility of all receivables, including the receivables transferred.

      Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in Long-Term Debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $413 million of the special facility revenue bonds prior to maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter-of-credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $448 million of short-term investments.

4.    LEASES

      AMR's subsidiaries lease various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non- cancelable lease terms in excess of one year as of December 31, 1993, were (in millions):

                                                      Capital      Operating
      Year Ending December 31,                        Leases         Leases
                                                   -----------     ----------
      1994                                         $       268            982
      1995                                                 281            957
      1996                                                 268            939
      1997                                                 250            954
      1998                                                 245            961
      1999 and subsequent                                2,404         16,420
                                                   -----------     ----------
                                                         3,716  *      21,213  *
                                                                   ==========
      Less amount representing interest                  1,483
                                                   -----------

      Present value of net minimum lease payments  $     2,233  **
                                                   ===========

     * Future minimum payments required under capital leases and operating leases include $384 million and $6.0 billion, respectively, guaranteed by AMR relating to special facility revenue bonds issued by municipalities.
    ** The present value of future minimum lease payments includes $132 million guaranteed by American.

      At December 31, 1993, the Company had 235 jet aircraft and 144 turboprop aircraft under operating leases and 80 jet aircraft and 63 turboprop aircraft under capital leases.

      The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft. Of the aircraft American has under operating leases, 15 Boeing 767-300ERs are cancelable upon 30 days' notice during the initial 10-year lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years. In 1993, American agreed to forfeit its right to cancel leases for 25 Airbus A300-600R aircraft upon 30 days' notice and extended the terms of the leases for periods ranging from 18 to 19 years.

      Rent expense, excluding landing fees, was $1.3 billion for 1993 and 1992 and $1.0 billion for 1991.

5.    INDEBTEDNESS

Short-term borrowings at December 31, 1992, consisted of commercial paper.

      Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                           December 31,
                                                           ------------
                                                       1993          1992
                                                    -----------   -----------
  6.25% - 10.70% notes due through 2021             $     2,846   $     2,939
  8.625% - 10.20% debentures due through 2021
    (net of unamortized discount of $10 and $11,
    respectively)                                         1,308         1,388
  Variable rate indebtedness due through 2024
    (2.23% - 4.50% at December 31, 1993)                    891           232
  Zero coupon subordinated convertible notes
    due 2006 (net of unamortized discount of $724
    at December 31, 1992) at an effective interest
    rate of 6.25%                                             -           576
  7.10% - 9.25% bonds due through 2031                      280           280
  Other                                                     106           228
                                                    -----------   -----------
  Long-term debt, less current maturities           $     5,431   $     5,643
                                                    ===========   ===========

      Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1994 - $200 million; 1995 - $566 million; 1996 - $226 million; 1997 - $412 million; 1998 - $433 million.

      Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $1.5 billion.

      During 1993, AMR repurchased and retired prior to maturity the zero coupon subordinated convertible notes due 2006 and certain other long-term debt with a total carrying value of $802 million. The repurchases and retirements resulted in an extraordinary loss of $21 million ($14 million after tax). Additional borrowings and cash from operations provided the funding for the repurchases and retirements.

      American has a $500 million short-term credit facility agreement which expires in 1995 and a $1.0 billion credit facility expiring in 1994. American expects to replace the $1.0 billion credit facility with a $750 million credit agreement. American also has $335 million available under a multiple option facility which expires in 1995. Interest on these agreements is calculated at floating rates based upon the London Interbank Offered Rate (LIBOR). At December 31, 1993, no borrowings were outstanding and approximately $1.8 billion was available under these facilities. As of February 15, 1994, borrowings of $400 million were outstanding under the credit facilities.

      American's debt and credit facility agreements contain certain restrictive covenants, including a cash flow coverage test, a minimum net worth requirement and limitations on indebtedness and the declaration of dividends on shares of its capital stock. Certain of these restrictions could affect AMR's ability to pay dividends. At December 31, 1993, under the most restrictive provisions of those agreements, approximately $1.3 billion of American's retained earnings were available for payment of cash dividends to AMR.

      Certain of AMR's debt agreements contain restrictive covenants, including a limitation on the declaration of dividends on shares of capital stock. At December 31, 1993, under the terms of such agreements, all of AMR's retained earnings were available for payment of dividends.

6.    FINANCIAL INSTRUMENTS

      The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company's long-term debt, including current maturities, at December 31, 1993, were (in millions):

                                                             Carrying                Fair
                                                              Value                Value
                                                             --------               -----
      6.25% - 10.70% notes due through 2021                $       2,982         $      3,263
      8.625% - 10.20% debentures due through 2021                  1,308                1,443
      Variable rate indebtedness due through 2024
        (2.23% - 4.50% at December 31, 1993)                         907                  907
      7.10% - 9.25% bonds due through 2031                           280                  331
      Other                                                          154                  145
                                                           -------------         ------------

                                                           $       5,631         $      6,089
                                                           =============         ============

      During 1993, American entered into interest-rate swap agreements with a number of major financial institutions. Under these swap agreements, American receives fixed-rate payments (4.25% to 6.44%) in exchange for floating-rate payments (3.25% to 4.00% at December 31, 1993) on a total notional principal amount of $1.4 billion. The swap agreements expire over three to 15 years. American is exposed to credit risk in the event of default by the counterparties; however, American does not anticipate such default. Under agreements with certain counterparties, American or the counterparty may be required to post collateral based on certain credit limits and ratings. As of December 31, 1993, no collateral was required under these agreements. The fair value of the Company's interest-rate swap agreements is estimated based on the market prices for similar agreements. The net fair value of the Company's interest rate swap agreements at December 31, 1993, representing the estimated net amount the Company would have to pay to terminate the agreements, was $6 million.

      To hedge against the risk of future currency exchange rate fluctuations on certain debt and lease obligations and related interest payable in foreign currencies, AMR has entered into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated debt and lease obligations translated at the current rate. In the event of default by the counterparties, AMR is exposed to risk for periodic settlements due under the agreements; however, AMR does not anticipate such default. The fair value of the Company's foreign currency exchange agreements is estimated based on quoted market prices of comparable agreements. The net fair values of the Company's foreign currency exchange agreements at December 31, 1993, representing the estimated net amount that AMR would receive to terminate the agreements, were as follows:

         Foreign                    Notional                   Exchange                 Fair Value
         Currency                   Amount                   Rate/U.S.$               (in millions)
         --------                   --------                 ----------               -------------
         Swiss Francs               285 million                  1.63                   $      34
         Japanese Yen              20.3 billion             104.50-137.26                      18

      American has sold options enabling two major banks to put Dutch guilders to American at a fixed rate of guilders per U.S. dollar at periodic intervals through 1994. At December 31, 1993, approximately 680 million guilders remain subject to the put options. The market risk associated with the put options is offset by American's ability, under a purchase agreement, to pay for certain equipment in U.S. dollars or, at American's option, in Dutch guilders, at the same exchange rate as the put options. At dates where American does not have a liability under the equipment purchase agreement due to changes in delivery schedules, American has purchased options to put approximately 50 million guilders to a major bank at the same rate of exchange. American's credit risk is limited to failure of the manufacturer to perform under the purchase agreement or the failure of the bank to perform under the purchased put option agreement; however, American does not anticipate non-performance. The proceeds from the sales of the put options, net of the cost of the put options purchased, were deferred and are being offset against the cost of the equipment acquired under the purchase agreement. The net fair value of these guilder put options was de minimis at December 31, 1993.

7.    INCOME TAXES

      The significant components of the income tax benefit were (in millions):

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                          1993                 1992                  1991
                                                          ----                 ----                  ----
Current                                               $        13          $       (121)         $        10
Deferred                                                      268                   239                 (110)
Benefit of operating loss carryforwards                      (298)                 (340)                   -
                                                      ------------         -------------         ------------

                                                      $       (17)         $       (222)         $      (100)
                                                      ============         =============         ============

      The income tax benefit includes federal income tax benefit of $30 million, $219 million and $105 million for the years ended December 31, 1993, 1992, and 1991, respectively.

      Effective January 1, 1992, AMR adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (FAS 109), changing its method of accounting for income taxes. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting FAS 109 decreased the net loss for the year ended December 31, 1992, by $135 million, or $1.81 per share.

      In addition, a deferred tax benefit of $322 million was recognized in the year ended December 31, 1992, upon adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (FAS 106).

      The income tax benefit differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                          1993                 1992                  1991
                                                          ----                 ----                  ----
Statutory income tax benefit                          $       (40)         $       (237)         $      (116)
Foreign tax credit carryforwards                                2                   (17)                   -
Valuation allowance                                            (2)                   17                    -
Amortization                                                    4                    16                   11
Meal expense                                                    9                     8                    7
Effect of rate change on deferred taxes                         6                     -                    -
Other, net                                                      4                    (9)                  (2)
                                                      ------------         -------------         ------------

Income tax benefit                                    $       (17)         $       (222)         $      (100)
                                                      ============         =============         ============

      The components of AMR's deferred tax assets and liabilities were (in millions):

                                                                        December 31,
                                                                        ------------
                                                                 1993                  1992
                                                                 ----                  ----
 Deferred tax assets:
  Postretirement benefits other than pensions                $         381         $        354
  Gains from lease transactions                                        292                  306
  Alternative minimum tax credit carryforwards                         267                  258
  Operating loss carryforwards                                         647                  349
  Other                                                                680                  602
  Valuation allowance                                                 (15)                 (17)
                                                             -------------         ------------
    Total deferred tax assets                                        2,252                1,852
                                                             -------------         ------------

Deferred tax liabilities:
  Accelerated depreciation and amortization                        (1,834)              (1,502)
  Pensions                                                           (140)                (142)
  Other                                                              (225)                (194)
                                                             -------------         ------------
    Total deferred tax liabilities                                 (2,199)              (1,838)
                                                             -------------         ------------

Net deferred tax asset                                       $          53         $         14
                                                             =============         ============

      At December 31, 1993, AMR had available for federal income tax purposes approximately $267 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $1.8 billion of net operating loss carryforwards for regular tax purposes, with $970 million expiring in 2007 and $877 million expiring in 2008.

      The sources of deferred income taxes and the tax effect of each for the year ended December 31, 1991, before AMR adopted FAS 109, were (in millions):

Accelerated depreciation and amortization                    $        190
Alternative minimum tax                                              (151)
Gains from lease transactions                                        (112)
Revenue recognized in a different year for tax
  and financial reporting purposes                                    (27)
Other                                                                 (10)
                                                             -------------
                                                             $       (110)
                                                             =============


8.    PREFERRED STOCK AND COMMON STOCK RIGHTS

      In 1993, AMR issued 22 million depositary shares, each representing 1/10th of a share of 6% Series A cumulative convertible preferred stock, resulting in net proceeds of approximately $1.1 billion. At the holder's option, each preferred share is convertible into 6.3492 shares of common stock at any time. At the Company's option after February 1, 1996, the preferred shares are redeemable at specified redemption prices.

      Each outstanding share of common stock has one preferred stock purchase right which entitles stockholders to purchase 1/100th of a share of an authorized series of preferred stock. Generally, the rights will not be exercisable until a party either acquires beneficial ownership of 10% of AMR's common stock or makes a tender offer for at least 30% of its common stock. The rights, which expire in 1996, do not have voting rights and may be redeemed by AMR at $0.05 per right at any time prior to the time that 10% or more of AMR's shares have been accumulated by a single acquirer or group. If AMR is acquired in a merger or business combination, each right has an exercise price of $200 and can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. As a result, the Board has reserved 1,000,000 shares of preferred stock for possible conversion of these rights.

9.    STOCK AWARDS AND OPTIONS

      Under the 1988 Long Term Incentive Plan (1988 Plan), officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards. The total number of common shares reserved for distribution under the 1988 Plan is 4,500,000 shares plus, 7.65% of any increase (other than any increase due to awards under this plan or other plans) in the number of authorized and issued shares of common stock outstanding at December 31, 1987. The 1988 Plan will terminate no later than May 18, 1998. Options granted are exercisable at the market value of the stock upon grant, generally becoming exercisable in equal annual installments over one to five years following the date of grant and expiring 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded. At December 31, 1993, 462,500 stock appreciation rights were outstanding.

      Stock option activity was:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                 1993                 1992                  1991
                                                               ---------             ---------            ---------
      Outstanding at January 1                                 1,991,100             2,217,975            1,777,925
      Granted                                                    448,500               140,500              665,500
      Exercised*                                                (208,910)             (281,435)            (156,950)
      Canceled**                                                (122,740)              (85,940)             (68,500)
                                                               ---------             ---------            ---------
      Outstanding at December 31                               2,107,950             1,991,100            2,217,975
                                                               =========             =========            =========

     *   At prices ranging from $39.6875 to $65.75 in 1993, $27.6875 to $68.25 in 1992 and $12.00 to $58.25 in 1991.
    **   Includes 21,000, 20,000 and 18,500 options canceled upon exercise of stock appreciation rights for 1993, 1992 and 1991, respectively.

      The aggregate purchase price of outstanding options, number of exercisable options outstanding and stock awards available for grant were:

                                                                                  December 31,
                                                                                  ------------
                                                                 1993                 1992                  1991
                                                              ---------             ---------            ---------
      Aggregate purchase price (in millions)                $        127         $         115         $        123
      Exercisable options outstanding                            963,450               806,020              669,835
      Stock awards available for grant                         1,229,781             1,933,294            1,608,224


      Shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                  1993                 1992                  1991
                                                               ---------             ---------            ---------
      Outstanding at January 1                                 1,526,053             1,676,350            1,292,434
      Granted                                                    144,300               143,000              421,100
      Issued                                                     (84,321)             (239,217)              (5,684)
      Canceled                                                   (75,172)              (54,080)             (31,500)
                                                               ---------             ---------            ---------
      Outstanding at December 31                               1,510,860             1,526,053            1,676,350
                                                               =========             =========            =========

      AMR has a restricted stock incentive plan, under which officers and key employees may be awarded, through 1995, shares of its common stock at no cost. In connection with the plan, 250,000 shares have been authorized for issuance; and at December 31, 1993, all authorized shares had been granted. Vesting of the shares occurs generally over a five-year period.

      A new performance share plan was implemented in 1993 under which shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan. The shares vest over a three-year performance period based upon AMR's ratio of operating cash flow to net assets. During 1993, 246,650 performance shares were granted; none were issued or canceled.

      At December 31, 1993, 19,064,488 shares of AMR's common stock were reserved for the issuance of stock upon the conversion of convertible preferred stock, the exercise of options and the issuance of restricted stock and deferred stock.

10.   RETIREMENT BENEFITS

      Substantially all employees of American and employees of certain other subsidiaries are eligible to participate in pension plans. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Airline pilots and flight engineers also participate in defined contribution plans for which company contributions are determined as a percentage of participant compensation.

      Costs for all pension plans were approximately $288 million, $247 million and $187 million in 1993, 1992 and 1991, respectively.

      Net periodic pension cost of the defined benefit plans was (in millions):

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                 1993                 1992                  1991
                                                             ------------         -------------         ------------
       Service cost - benefits earned during the period      $        167         $         152         $        101
       Interest cost on projected benefit obligation                  285                   268                  238
       Return on assets                                              (638)                 (229)                (452)
       Net amortization and deferral                                  356                   (52)                 210
                                                             ------------         -------------         ------------
       Net periodic pension cost                             $        170         $         139         $         97
                                                             ============         =============         ============

      The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                                                             December 31,
                                                                                             ------------
                                                                                       1993                  1992
                                                                                  -------------         ------------
       Plan assets at fair value                                                  $       3,550         $      2,928

       Accumulated benefit obligation, including vested
         benefits of $3,142 and $2,615, respectively                                      3,283                2,709
       Effect of projected future salary increases                                          721                  659
                                                                                  -------------         ------------
       Projected benefit obligation                                                       4,004                3,368
                                                                                  -------------         ------------
       Plan assets less than projected benefit obligation                                  (454)                (440)

       Unrecognized net loss                                                                957                  845
       Unrecognized prior service cost                                                      (35)                  23
       Unrecognized transition asset                                                        (70)                 (81)
                                                                                  -------------         ------------

       Prepaid pension cost*                                                      $         398         $        347
                                                                                  =============         ============

     * AMR's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      Plan assets consist primarily of government and corporate debt securities, marketable equity securities, and money market and mutual fund shares, of which approximately $99 million and $86 million of plan assets at December 31, 1993 and 1992, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

      The projected benefit obligation was calculated using weighted average discount rates of 7.50%, 9.00% and 9.25% at December 31, 1993, 1992 and 1991,
respectively; rates of increase for compensation of 4.40% at December 31, 1993, and 4.90% in December 31, 1992 and 1991; and the 1983 Group Annuity Mortality Table. The weighted average expected long-term rate of return on assets was 10.50% in 1993 and 11.25% in 1992 and 1991. The vested benefit obligation and plan assets at fair value at December 31, 1993, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation are $3.1 billion and $3.5 billion, respectively.

      Pension costs for defined contribution plans were approximately $118 million, $108 million and $90 million in 1993, 1992 and 1991, respectively.

      In addition to pension benefits, other postretirement benefits, including certain health care and life insurance benefits, are also provided to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Substantially all employees of American and employees of certain other subsidiaries may become eligible for these benefits if they satisfy eligibility requirements during their working lives.

      Effective January 1, 1990, AMR's non-union employees that are covered by the health care and life insurance plan, as well as employees who are represented by the Transport Workers Union, began making contributions toward funding a portion of their retiree health care benefits during their working lives. AMR funds benefits as incurred and began, effective January 1993, to match employee prefunding.

      Effective January 1, 1992, AMR adopted FAS 106, changing the method of accounting for these benefits. Prior to 1992, other postretirement benefit expense was recognized by expensing health care claims incurred and annual life insurance premiums. Such expense was $31 million in 1991 and has not been restated. The cumulative effect of adopting FAS 106 as of January 1, 1992, was a charge of $917 million ($595 million after tax, or $7.95 per share). This change also increased other postretirement benefit expense by approximately $90 million ($58 million after tax, or $0.77 per share) for the year ended December 31, 1992.

      Net other postretirement benefit cost was (in millions):

                                                                   Year Ended December 31,
                                                                   ----------------------
                                                                 1993                  1992
                                                             -------------         ------------
 Service cost - benefits earned during the period            $          47         $         43
 Interest cost on accumulated other postretirement
   benefit obligation                                                   87                   83
 Net amortization and deferral                                          (4)                   -
                                                             -------------         ------------
 Net other postretirement benefit cost                       $         130         $        126
                                                             =============         ============

      The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in AMR's balance sheet, was (in millions):

                                                                            December 31,
                                                                            -----------
                                                                     1993                  1992
                                                                 -------------         ------------
 Retirees                                                        $         381         $        266
 Fully eligible active plan participants                                   306                  293
 Other active plan participants                                            522                  428
                                                                 -------------         ------------
 Accumulated other postretirement benefit obligation                     1,209                  987
 Plan assets at fair value                                                   7                    -
                                                                 -------------         ------------
 Accumulated other postretirement benefit obligation
   in excess of plan assets                                              1,202                  987
 Unrecognized net loss                                                    (207)                 (31)
 Unrecognized prior service cost                                            95                   50
                                                                 -------------         ------------
 Accrued other postretirement benefit cost                       $       1,090         $      1,006
                                                                 =============         ============

      Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

      For 1993, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at an 11% annual rate, decreasing gradually to a 4% annual growth rate in 2000 and thereafter. A 1% increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1993, by approximately $118 million and 1993 other postretirement benefit cost by approximately $17 million. In 1992, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a 12% annual rate, decreasing gradually to a 5% annual growth rate in 1999 and thereafter. The weighted average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.50% and 9.00% at December 31, 1993 and 1992, respectively.

11.   REVENUE AND OTHER EXPENSE ITEMS

      Revenues for the second quarter of 1993 include a $115 million positive adjustment resulting from a change in estimate relating to certain earned passenger revenues.

      Miscellaneous - net in 1993 and 1992 includes provisions of $71 million and $165 million, respectively, for losses associated with a reservations system project and resolution of related litigation. Also included in 1993 is a $125 million charge related to the retirement of 31 McDonnell Douglas DC-10 aircraft. The charge represents the Company's best estimate of the expected loss based upon the anticipated method of disposition. However, should the ultimate method of disposition differ, the actual loss could be different than the amount estimated. Also included in Miscellaneous - net for 1992 are charges aggregating $25 million for a cash payment representing American's share of a multi-carrier antitrust settlement and the retirement of the CASA aircraft fleet of Executive Airlines, Inc., one of the AMR Eagle carriers. Miscellaneous - net for 1991 includes a provision of $42 million for the anticipated cost of lease terminations and aircraft dispositions relating to the retirement of American's Boeing 737 and British Aerospace BAe 146 aircraft fleets. Also included in 1991 are provisions aggregating $35 million for the retirement of American's Boeing 747SP aircraft and the Fairchild Metro III aircraft of certain of the AMR Eagle carriers.

12.   FOREIGN OPERATIONS

      American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                        Year Ended December 31,
                                                        ----------------------
                                            1993                 1992                  1991
                                        ------------         -------------         ------------
 Latin America                          $      1,888         $       1,644         $      1,117
 Europe                                        1,659                 1,692                1,282
 Pacific                                         362                   343                  270
                                        ------------         -------------         ------------
 Foreign operating revenues             $      3,909         $       3,679         $      2,669
                                        ============         =============         ============

13.   OTHER FINANCIAL INFORMATION

      AMR's operations fall within three industry segments: the Air Transportation Group, The SABRE Group, and the AMR Management Services Group. For a description of each of these groups, refer to Business on pages 1 and 2.

      Revenues of the industry segments for each of the three years in the period ended December 31, 1993, are included in the Consolidated Statement of Operations. Intergroup revenues were (in millions):

                                                        Year Ended December 31,
                                                        ----------------------
                                            1993                 1992                  1991
                                        ------------         -------------         ------------
 Air Transportation Group               $          -         $           -         $          -
 The SABRE Group                                 583                   563                  517
 AMR Management Services Group                   208                   122                   78
                                        ------------         -------------         ------------
 Intergroup revenues                    $        791         $         685         $        595
                                        ============         =============         ============


      Operating income (loss), depreciation and amortization and capital expenditures for each of the industry segments for each of the three years in the period ended December 31, 1993, are included in Management's Discussion and Analysis on pages 16, 20 and 21.

      Identifiable assets of the industry segments were (in millions):

                                                             December 31,
                                                             -----------
                                            1993                 1992                  1991
                                        ------------         -------------         ------------
 Air Transportation Group               $     17,566         $      17,269         $     15,079
 The SABRE Group                                 549                   534                  579
 AMR Management Services Group                   775                   584                  550
 General corporate and other                     436                   319                    -
                                        ------------         -------------         ------------
 Total assets                           $     19,326         $      18,706         $     16,208
                                        ============         =============         ============

      Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment.

      General corporate and other consists primarily of income tax assets.

      The adoption of FAS 106 reduced the 1992 operating income of the Air Transportation Group and The SABRE Group by $85 million and $5 million, respectively. The impact on the AMR Management Services Group was de minimis.

      Supplemental disclosures of cash flow information and non-cash activities (in millions):

                                                                       Year Ended December 31,
                                                                       ----------------------
                                                           1993                 1992                  1991
                                                       ------------         -------------         ------------
 Cash payment (refunds) for:
   Interest (net of interest capitalized)              $        584         $         458         $        292
   Income taxes                                                 (32)                   (7)                  39

 Financing activities not affecting cash:
   Capital lease obligations incurred                  $         21         $         418         $        425
   Installment promissory notes issued for assets                 -                   162                    -

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial data by quarter for 1993 and 1992 (in millions, except per share amounts):

                                           First                Second               Third                Fourth
                                          Quarter               Quarter              Quarter              Quarter
                                          -------               -------              -------              -------
     1993
 Operating revenues (Note 11)             $3,814                $4,212               $4,199               $3,591
 Operating income (loss)                     116                   364                  372                 (162)
 Earnings (loss) before
   extraordinary loss                        (22)                   47                  125                 (246)
 Net earnings (loss)                         (22)                   47                  118                 (253)
 Earnings (loss) per common
   share:
     Primary
       Before extraordinary loss           (0.43)                 0.39                 1.43                (3.47)
       Net earnings (loss)                 (0.43)                 0.39                 1.33                (3.55)
     Fully diluted
       Before extraordinary loss           (0.43)                 0.39                 1.34                (3.47)
       Net earnings (loss)                 (0.43)                 0.39                 1.26                (3.55)

     1992*
 Operating revenues                       $3,507                $3,587               $3,725               $3,577
 Operating income (loss)                     114                    33                  (27)                (145)
 Earnings (loss) before
   cumulative effect of
   accounting changes                          8                  (183)                (100)                (200)
 Net loss                                   (452)                 (183)                (100)                (200)
 Earnings (loss) per common share
   (primary and fully diluted):
     Before cumulative effect of
       accounting changes                   0.10                 (2.43)               (1.32)               (2.66)
     Net loss                              (6.15)                (2.43)               (1.32)               (2.66)

     * Results for the first quarter of 1992 have been restated for the cumulative effect of the adoption of FAS 106 and FAS 109, which resulted in a net charge of $460 million after tax. Results for the first three quarters of 1992 have also been restated by the ratable portion of the $90 million current year effect of the accounting change for FAS 106, net of tax benefit.

      Results for the second quarter of 1993 include a $125 million charge related to the retirement of 31 McDonnell Douglas DC-10 aircraft. Results for the fourth quarter of 1993 reflect the adverse impact of a five-day strike by American's flight attendants' union and include a $71 million charge for losses associated with a reservations system project and resolution of related litigation and a $25 million charge for the cost of severance of certain employees.

      Results for the second quarter of 1992 include a $165 million provision for losses related to the suspension of the reservations system project and a $14 million provision for a cash payment representing American's share of a multi-carrier antitrust settlement. Results for the fourth quarter of 1992 include a $22 million charge for the cost of severance of certain employees and an $11 million charge associated with the retirement of the CASA aircraft fleet of Executive Airlines, Inc.

ITEM 9.      DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.


                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 18, 1994. Information concerning the executive officers is included in Part I of this report on pages 12 and 13.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 18, 1994.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 18, 1994.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 18, 1994.


                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)    The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this report.

      (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

      (3) Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of AMR's long-term debt agreements does not exceed ten percent of AMR's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

             EXHIBIT

             3(a) Composite of the Certificate of Incorporation of AMR, incorporated by reference to Exhibit 3(a) to AMR's report on Form 10-K for the year ended December 31, 1982, file number 1-8400.

             3(b)    Amended Bylaws of AMR, incorporated by reference to
                     Exhibit 3(b) to AMR's report on Form 10-K for the year ended December 31, 1990, file number 1-8400.

             10(a) Purchase Agreement, dated as of February 12, 1979, between American and the Boeing Company, relating to the purchase of Boeing Model 767-323 aircraft, incorporated by reference to Exhibit 10(b)(3) to American's Registration Statement No. 2-76709.

             10(b) Description of American's Split Dollar Insurance Program, dated December 28, 1977, incorporated by reference to
                     Exhibit 10(c)(1) to American's Registration Statement No. 2-76709.

             10(c)   American's 1992 Incentive Compensation Plan.

             10(d) 1979 American Airlines (AMR) Stock Option Plan, as amended, incorporated by reference to Exhibit 10(d) to American's report on Form 10-K for the year ended December 31, 1982, file number 1-8400.

             10(e) 1979 American Airlines (AMR) Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to American's report on Form 10-K for the year ended December 31, 1982, file number 1-8400.

             10(f) Form of Stock Option Agreement for Corporate Officers under the 1979 American Airlines (AMR) Stock Option Plan, incorporated by reference to Exhibit 10(c)(5) to American's Registration Statement No. 2-76709.

             10(g) Form of Stock Option Agreement under the 1974 and 1979 American Airlines (AMR) Stock Option Plans, incorporated by reference to Exhibit 10(c)(6) to American's Registration Statement No. 2-76709.

             10(h) Deferred Compensation Agreement, dated April 14, 1973, as amended March 1, 1975, between American and Robert L. Crandall, incorporated by reference to Exhibit 10(c)(7) to American's Registration Statement No. 2-76709.

             10(i) Deferred Compensation Agreement, dated October 18, 1972, as amended March 1, 1975, between American and Gene E. Overbeck, incorporated by reference to Exhibit 10(c)(9) to American's Registration Statement No. 2-76709.

             10(j) Deferred Compensation Agreement, dated June 3, 1970, between American and Francis H. Burr, incorporated by reference to Exhibit 11(d) to American's Registration Statement No. 2-39380.

             10(k) Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to Exhibit 10(c)(11) to American's Registration Statement No. 2-76709.

             10(l) Purchase Agreement, dated as of February 29, 1984, between American and the McDonnell Douglas Corporation, relative to the purchase of McDonnell Douglas Super 80 aircraft, incorporated by reference to Exhibit 10(l) to AMR's report on Form 10-K for the year ended December 31, 1983, file number 1-8400.

             10(m) Purchase Agreement, dated as of June 27, 1983, between American and the McDonnell Douglas Corporation, relative to the purchase of McDonnell Douglas Super 80 aircraft, incorporated by reference to Exhibit 4(a)(8) to American's Registration Statement No. 2-84905.

             10(n) AMR Corporation Restricted Stock Incentive Plan, adopted May 15, 1985, incorporated by reference to Exhibit 10(n) to AMR's report on Form 10-K for the year ended December 31, 1985, file number 1-8400.

             10(o) AMR Corporation Preferred Stock Purchase Rights Agreement, adopted February 13, 1986, incorporated by reference to
                     Exhibit 10(o) to AMR's report on Form 10-K for the year ended December 31, 1985, file number 1-8400.

             10(p) Form of Executive's Termination Benefits Agreement incorporated by reference to Exhibit 10(p) to AMR's report on Form 10-K for the year ended December 31, 1985, file number 1-8400.

             10(q)   Amendment, dated June 4, 1986, to Purchase Agreement in
                     Exhibit 10(l) above, incorporated by reference to Exhibit 10(q) to AMR's report on Form 10-K for the year ended December 31, 1986, file number 1-8400.

             10(r) Acquisition Agreement, dated as of March 1, 1987, between American and Airbus Industrie relative to the lease of Airbus A300-600R aircraft, incorporated by reference to
                     Exhibit 10(r) to AMR's report on Form 10-K for the year ended December 31, 1986, file number 1-8400.

             10(s) Acquisition Agreement, dated as of March 1, 1987, between American and the Boeing Company relative to the lease of Boeing 767-323ER aircraft, incorporated by reference to
                     Exhibit 10(s) to AMR's report on Form 10-K for the year ended December 31, 1986, file number 1-8400.

             10(t) AMR Corporation 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-K for the year ended December 31, 1988, file number 1-8400.

             10(u) Acquisition Agreement, dated as of July 21, 1988, between American and the Boeing Company relative to the purchase of Boeing Model 757-223 aircraft, incorporated by reference to Exhibit 10(u) to AMR's report on Form 10-K for the year ended December 31, 1988, file number 1-8400.

             10(v) Acquisition Agreement, dated as of February 4, 1989, among American and Delta Airlines, Inc. and others relative to operation of a computerized reservations system incorporated by reference to Exhibit 10(v) to AMR's report on Form 10-K for the year ended December 31, 1988, file number 1-8400.

             10(w) Purchase Agreement, dated as of May 5, 1989, between American and the Boeing Company relative to the purchase of Boeing 757-223 aircraft, incorporated by reference to
                     Exhibit 10(w) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(x) Purchase Agreement, dated as of June 9, 1989, between American and Fokker Aircraft U. S. A., Inc. relative to the purchase of Fokker 100 aircraft, incorporated by reference to Exhibit 10(x) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(y) Agreement for Sale and Purchase, dated as of June 12, 1989, between AMR Leasing Corporation and SAAB Aircraft of America, Inc. relative to the purchase of Saab 340B aircraft, incorporated by reference to Exhibit 10(y) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(z) Purchase Agreement, dated as of June 23, 1989, between American and the Boeing Company relative to the purchase of Boeing 767-323ER aircraft, incorporated by reference to Exhibit 10(z) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(aa) Lease Agreement, dated as of June 29, 1989, between AMR Leasing Corporation and British Aerospace, Inc. relative to the lease of Jetstream Model 3201 aircraft, incorporated by reference to Exhibit 10(aa) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(bb) Purchase Agreement, dated as of August 3, 1989, between American and the McDonnell Douglas Corporation relative to the purchase of MD-11 aircraft, incorporated by reference to Exhibit 10(bb) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(cc) Amendment, dated as of August 3, 1989, to the Purchase Agreement in Exhibit 10(l) above, incorporated by reference to Exhibit 10(cc) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1- 8400.

             10(dd) Amendment, dated as of August 11, 1989, to AMR's Preferred Stock Purchase Rights Agreement in Exhibit 10(o) above, incorporated by reference to Exhibit 10(dd) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(ee) Purchase Agreement, dated as of October 25, 1989, between American and AVSA, S. A. R. L. relative to the purchase of Airbus A300-600R aircraft, incorporated by reference to
                     Exhibit 10(ee) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(ff) Amendment, dated as of November 16, 1989, to Employment Agreement among AMR, American Airlines and Robert L. Crandall, incorporated by reference to Exhibit 10(ff) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(gg) Directors Stock Equivalent Purchase Plan, incorporated by reference to Exhibit 10(gg) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(hh) Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10(hh) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(ii) Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and Thomas S. Carroll, incorporated by reference to Exhibit 10(ii) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(jj) Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and Antonio Luis Ferre, incorporated by reference to Exhibit 10(jj) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(kk) Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and John D. Leitch, incorporated by reference to Exhibit 10(kk) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1- 8400.

             10(ll) Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(ll) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(mm) Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and Edward O. Vetter, incorporated by reference to Exhibit 10(mm) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(nn) Amendment, dated as of February 1, 1990, to the Deferred Compensation Agreement, dated December 19, 1984, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(nn) to AMR's report on Form 10- K for the year ended December 31, 1989, file number 1-8400.

             10(oo) Management Severance Allowance, dated as of February 23, 1990, for levels 1-4 employees of American Airlines, Inc., incorporated by reference to Exhibit 10(oo) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(pp) Management Severance Allowance, dated as of February 23, 1990, for level 5 and above employees of American Airlines, Inc., incorporated by reference to Exhibit 10(pp) to AMR's report on Form 10-K for the year ended December 31, 1989, file number 1-8400.

             10(qq) Purchase Agreement, dated as of October 25, 1990, between AMR Leasing Corporation and Avions de Transport Regional relative to the purchase of ATR 42 and Super ATR aircraft, incorporated by reference to Exhibit 10(qq) to AMR's report on Form 10-K for the year ended December 31, 1990, file number 1-8400.

             10(rr) Form of Stock Option Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(rr) to AMR's report on Form 10-K for the year ended December 31, 1990, file number 1-8400.

             10(ss) Form of Career Equity Program Deferred Stock Award Agreement under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(ss) to AMR's report on Form 10-K for the year ended December 31, 1990, file number 1-8400.

             10(tt) Amendment, dated as of December 3, 1990, to Employment Agreement among AMR, American Airlines and Robert L. Crandall incorporated by reference to Exhibit 10(tt) to AMR's report on Form 10-K for the year ended December 31, 1990, file number 1-8400.

             10(uu) Amendment, dated as of May 1, 1992, to Employment Agreement among AMR, American Airlines and Robert L. Crandall incorporated by reference to Exhibit 10(uu) to AMR's report on Form 10-Q for the period ended June 30, 1992, file number 1-8400.

             10(vv) Irrevocable Executive Trust Agreement, dated as of May 1, 1992, between AMR and Wachovia Bank of North Carolina N.A.

             10(ww) Deferred Compensation Agreement, dated as of December 23, 1992, between AMR and Howard P. Allen.

             10(xx) Deferred Compensation Agreement, dated as of February 5, 1993, between AMR and Charles T. Fisher, III.

             10(yy) Deferred Compensation Agreement, dated as of February 10, 1993, between AMR and Edward O. Vetter.

             10(zz) Deferred Compensation Agreement, dated as of March 8, 1993, between AMR and John D. Leitch.

             10(aaa) Amendment No. 2 to the Rights Agreement, dated as of
                     February 13, 1986, between AMR Corporation and First Chicago Trust Company of New York.

             10(bbb) Form of Performance Share Program Deferred Stock Award
                     Agreement under the 1988 Long-Term Incentive Plan.

             10(ccc) Form of Guaranty to Career Equity Program under the AMR
                     1988 Long-Term Incentive Plan.

             10(ddd) Amendment, dated as of July 26, 1993, to Career Equity
                     Program Deferred Stock Award Agreements.

             10(eee) Second Amendment, dated as of July 26, 1993, to Career
                     Equity Program Deferred Stock Award Agreements.

             10(fff) Deferred Compensation Agreement, dated as of February 10,
                     1994, between AMR and Charles T. Fisher, III.

             10(ggg) Deferred Compensation Agreement, dated as of February 11,
                     1994, between AMR and Howard P. Allen.

             11(a) Computation of primary loss per share for the years ended December 31, 1993, 1992 and 1991.

             11(b) Computation of loss per share assuming full dilution for the years ended December 31, 1993, 1992 and 1991.

             12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1989, 1990, 1991, 1992 and 1993.

             19 The 1974 and 1979 American Airlines (AMR) Stock Option plans as amended March 16, 1983, incorporated by reference to Exhibit 19 to AMR's report on Form 10-K for the year ended December 31, 1983, file number 1-8400. Refer to Exhibits 10(d) and 10(e).

             22      Significant subsidiaries of the registrant.

             23      Consent of Independent Auditors appears on page 56 hereof.

(b)   Reports on Form 8-K:

None.

                                AMR CORPORATION
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  (ITEM 14(A))

                                                                                                              Page
                                                                                                             ------
 FINANCIAL STATEMENTS

 Report of Independent Auditors                                                                                 27

 Consolidated Statement of Operations for the Years Ended
 December 31, 1993, 1992 and 1991                                                                            28-29

 Consolidated Balance Sheet at December 31, 1993 and 1992                                                    30-31

 Consolidated Statement of Cash Flows for the Years Ended                                                       32
 December 31, 1993, 1992 and 1991

 Consolidated Statement of Stockholders' Equity for the Years Ended
 December 31, 1993, 1992 and 1991                                                                               33

 Notes to Consolidated Financial Statements                                                                  34-48


 CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
 DECEMBER 31, 1993, 1992 AND 1991

 Schedule V       Property, Plant and Equipment                                                              57-59

 Schedule VI      Accumulated Depreciation, Amortization and                                                 60-62
                  Obsolescence of Property, Plant and Equipment

 Schedule VII     Guarantees of Securities of Other Issuers (1993 only)                                      63-64

 Schedule VIII    Valuation and Qualifying Accounts and Reserves                                             65-67

 Schedule IX      Short-Term Borrowings                                                                      68-70

 Schedule X       Supplementary Income Statement Information                                                    71


All other schedules are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amounts.

                                                                      Exhibit 23


                        CONSENT OF INDEPENDENT AUDITORS



      We consent to the incorporation by reference in Registration Statements (Form S-8 No. 2-68366), (Form S-8 No. 33-27866), (Form S-3 No. 33-35953), (Form
S-3 No. 33-42027), (Form S-3 No. 33-46325), and (Form S-3 No. 33-52121) of AMR
Corporation, and in the related Prospectuses, of our report dated February 15, 1994, with respect to the consolidated financial statements and schedules of AMR Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1993.



                                            ERNST & YOUNG


2121 San Jacinto
Dallas, Texas  75201
March 29, 1994

                                AMR CORPORATION
                   Schedule V - Property, Plant and Equipment
                          Year Ended December 31, 1993
                                 (in millions)




                                                                                                       Net
                                                  Balance at                                        Transfers
                                                  Begininng        Additions       Retirements      and Other        Balance  at
 Classification                                    of Year          at Cost         and Sales       Adjustments     End  of Year
 --------------                                   ----------       ---------       -----------      -----------     ------------
 Equipment and property:
   Flight equipment                             $    11,084       $    2,239       $    (457)       $    (25)       $     12,841
   Other equipment and property                       3,998              317            (284)            (47)              3,984
                                                -----------       ----------       ----------       --------        ------------
                                                     15,082            2,556            (741)            (72)             16,825


 Equipment and property under capital leases:
   Flight equipment                                   2,220               21             (43)             31               2,229
   Other equipment and property                         239                -               -               8                 247
                                                -----------       ----------       ---------        --------        ------------
                                                      2,459               21             (43)             39               2,476
                                                -----------       ----------       ---------        --------        ------------

    Total                                       $    17,541       $    2,577       $    (784)       $    (33)       $     19,301
                                                ===========       ==========       =========        ========        ============

Addtions to Flight Equipment includes amounts tranferred from Purchase Deposits upon delivery of aircraft.

                                AMR CORPORATION
                   Schedule V - Property, Plant and Equipment
                          Year Ended December 31, 1992
                                 (in millions)



                                                 Balance at                                     Net Transfers
                                                 Begininng        Additions      Retirements      and Other       Balance at End
Classification                                    of Year          at Cost        and Sales      Adjustments          of Year
- --------------                                   ----------       ---------      -----------    -------------     --------------
Equipment and property:
  Flight equipment                             $    8,252       $    3,414       $    (15)       $    (567)       $       11,084
  Other equipment and property                      3,962              318           (267)             (15)                3,998
                                               ----------       ----------       ---------       ----------       --------------
                                                   12,214            3,732           (282)            (582)               15,082


Equipment and property under capital leases:
  Flight equipment                                  1,826              149             (7)             252                 2,220
  Other equipment and property                        286                -            (12)             (35)                  239
                                               ----------       ----------       ---------       ----------       --------------
                                                    2,112              149            (19)             217                 2,459
                                               ----------       ----------       ---------       ----------       --------------

   Total                                       $   14,326       $    3,881       $   (301)       $    (365)       $       17,541
                                               ==========       ==========       =========       ==========       ==============


Addtions to Flight Equipment includes amounts tranferred from Purchase Deposits upon delivery of aircraft.
Net Transfers and Other Adjustments includes the sale and subsequent leaseback of two Boeing 757 aircraft, six Boeing 767 aircraft, three Fokker F100 aircraft and one McDonnell Douglas MD-80 aircraft. Seven of these agreements are accounted for as capital leases.

                                AMR CORPORATION
                   Schedule V - Property, Plant and Equipment
                          Year Ended December 31, 1991
                                 (in millions)



                                                   Balance at                                       Net Transfers
                                                   Begininng        Additions       Retirements       and Other       Balance at End
Classification                                      of Year          at Cost          and Sales      Adjustments          of Year
- --------------                                     ----------       ---------       -----------     -------------     --------------
Equipment and property:
  Flight equipment                               $    6,234       $    3,286       $     (48)       $   (1,220)       $      8,252
  Other equipment and property                        3,570              402              (3)               (7)              3,962
                                                 ----------       ----------       ----------       -----------       ------------
                                                      9,804            3,688             (51)           (1,227)             12,214


Equipment and property under capital leases:
  Flight equipment                                    1,641              230            (181)              136               1,826
  Other equipment and property                          288                -               -                (2)                286
                                                 ----------       ----------       ----------       -----------       ------------
                                                      1,929              230            (181)              134               2,112
                                                 ----------       ----------       ----------       -----------       ------------

   Total                                         $   11,733       $    3,918       $    (232)       $   (1,093)       $     14,326
                                                 ==========       ==========       ==========       ===========       ============


Addtions to Flight Equipment includes amounts tranferred from Purchase Deposits upon delivery of aircraft.
Net Transfers and Other Adjustments includes the sale and subsequent leaseback of 13 Boeing 757 aircraft, two Boeing 767 aircraft, six Fokker F100 aircraft and 29 McDonnell Douglas MD-80 aircraft. Six of these agreements are accounted for as capital leases.

                                AMR CORPORATION
              Schedule VI - Accumulated Depreciation, Amortization
               and Obsolescence of Property, Plant and Equipment
                          Year Ended December 31, 1993
                                 (in millions)



                                                     Balance at       Additions                     Net Transfers
                                                     Begininng        Charged to     Retirements      and Other      Balance at End
Classification                                        of Year          Expense        and Sales      Adjustments         of Year
- --------------                                       ----------       ----------     -----------    -------------    --------------
Equipment and property:
  Flight equipment                                 $    2,768       $      615       $    (342)       $      17        $     3,058
  Other equipment and property                          1,761              395            (265)             (35)             1,856
                                                   ----------       ----------       ----------       ----------       -----------
                                                        4,529            1,010            (607)             (18)             4,914


Equipment and property under capital leases:
  Flight equipment                                        579              124             (33)              17                687
  Other equipment and property                             65               11               -               (3)                73
                                                  -----------       ----------       ----------       ----------       -----------
                                                          644              135             (33)              14                760
                                                  -----------       ----------       ----------       ----------       -----------

   Total                                           $    5,173            1,145       $    (640)       $      (4)       $     5,674
                                                   ==========                        ==========       ==========       ===========
Provision for obsolescence of inventories
  (Schedule VIII)                                                           11

Other - principally amortization of route acquisition
  costs and other assets                                                    67
                                                                    ----------
Total depreciation and amortization                                 $    1,223
                                                                    ==========

                                AMR CORPORATION
              Schedule VI - Accumulated Depreciation, Amortization
               and Obsolescence of Property, Plant and Equipment
                          Year Ended December 31, 1992
                                 (in millions)



                                                   Balance at       Additions                   Net Transfers
                                                   Begininng        Charged to   Retirements      and Other      Balance at End
Classification                                      of Year          Expense      and Sales      Adjustments        of Year
- --------------                                     ----------       ----------   -----------    -------------    --------------
Equipment and property:
  Flight equipment                                $    2,343       $   474       $      -        $    (49)        $       2,768
  Other equipment and property                         1,648           379           (248)            (18)                1,761
                                                  ----------       -------       ---------       ---------        -------------
                                                       3,991           853           (248)            (67)                4,529


Equipment and property under capital leases:
  Flight equipment                                       477           105             (2)             (1)                  579
  Other equipment and property                            69             3             (5)             (2)                   65
                                                  ----------       -------       ---------       ---------        -------------
                                                         546           108             (7)             (3)                  644
                                                  ----------       -------       ---------       ---------        -------------

   Total                                          $    4,537           961       $   (255)       $    (70)        $       5,173
                                                  ==========                     =========       =========        =============
Provision for obsolescence of inventories
  (Schedule VIII)                                                       19

Other - principally amortization of route acquisition
  costs and other assets                                                61
                                                                   -------
Total depreciation and amortization                                $ 1,041
                                                                   =======


Net transfers and other adjustments includes accumulated depreciation related to sale-leaseback transactions. See Schedule V.

                                AMR CORPORATION
              Schedule VI - Accumulated Depreciation, Amortization
               and Obsolescence of Property, Plant and Equipment
                          Year Ended December 31, 1991
                                 (in millions)



                                                    Balance at      Additions                     Net Transfers
                                                    Begininng      Charged to     Retirements       and Other        Balance at End
Classification                                       of Year         Expense       and Sales       Adjustments           of Year
- --------------                                      ----------     ----------     -----------     -------------      --------------
Equipment and property:
  Flight equipment                                $    2,025       $      368       $     (28)       $      (22)       $    2,343
  Other equipment and property                         1,312              335              (3)                4             1,648
                                                  ----------       ----------       ----------       -----------       ----------
                                                       3,337              703             (31)              (18)            3,991


Equipment and property under capital leases:
  Flight equipment                                       575               87            (181)               (4)              477
  Other equipment and property                            59               12               -                (2)               69
                                                  ----------       ----------       ----------       -----------       ----------
                                                         634               99            (181)               (6)              546
                                                  ----------       ----------       ----------       -----------       ----------

   Total                                          $    3,971              802       $    (212)       $      (24)       $    4,537
                                                  ==========                        ==========       ===========       ==========
Provision for obsolescence of inventories
  (Schedule VIII)                                                          19

Other - principally amortization of route acquisition
  costs and other assets                                                   62
                                                                   ----------
Total depreciation and amortization                                $      883
                                                                   ==========



Net transfers and other adjustments includes accumulated depreciation related to sale-leaseback transactions. See Schedule V.

                                AMR CORPORATION
            Schedule VII - Guarantees of Securities of Other Issuers
                               December 31, 1993
                                 (in millions)


                                                                              Principal Amount
Name of Issuer of Securities          Title of Issue of Each Class of            Guaranteed
  Guaranteed by Registrant          Securities Guaranteed by Registrant        and Outstanding        Nature of Guarantee
- ----------------------------       -------------------------------------       ---------------        -------------------
The Trustees of the Tulsa          Trustees of the Tulsa Municipal                  $126              Guarantee of
Municipal Airport Trust            Airport Trust Revenue Bonds, Series                                principal and
                                   1985, subject to redemption on June                                interest by AMR
                                   1, 2004 and June 1, 2020, with
                                   interest at 9-3/8% to
                                   9-1/2%

The Cities of Dallas and           Dallas/Fort Worth Regional Airport                132              Guarantee of
Fort Worth                         American Airlines Special                                          principal and
                                   Facilities Revenue Bonds, Series                                   interest by
                                   1979, subject to redemption from                                   American
                                   November 1, 1993 through November
                                   1, 2012, with interest ranging from
                                   6.35% to 7.25%

The Metropolitan Nashville         The Metropolitan Nashville Airport                68               Guarantee of
Airport Authority                  Authority Special Facility Revenue                                 principal and
                                   Bonds Series 1985, subject to                                      interest by AMR
                                   redemption on October 1, 2005, with
                                   interest at 9-7/8%

The Raleigh-Durham Airport         The Raleigh/Durham Airport                        103              Guarantee of
Authority                          Authority Special Facility Revenue                                 principal and
                                   Bonds Series 1985 subject to                                       interest by AMR
                                   redemption from November 1, 1993
                                   through November 1, 2015, with
                                   interest ranging from 8-1/4% to 9-
                                   5/8%

Alliance Airport Authority,        Alliance Airport Authority, Inc.,                 350              Guarantee of
Inc.                               Special Facility Revenue Bonds,                                    principal and
                                   series 1990, subject to redemption                                 interest by AMR
                                   on December 1, 2029, with interest
                                   at 7.5%

Dallas-Fort Worth                  Dallas-Fort Worth International                   400              Guarantee of
International Airport              Airport Facility Improvement                                       principal and
Facility Improvement               Corporation American Airlines, Inc.                                interest by AMR
Corporation                        Revenue Bonds, Series 1990 subject
                                   to redemption on November 1, 2025,
                                   with interest ranging from 7.5% to
                                   8.0%

                                AMR CORPORATION
      Schedule VII - Guarantees of Securities of Other Issuers - Continued
                               December 31, 1993
                                 (in millions)


                                                                              Principal Amount
Name of Issuer of Securities          Title of Issue of Each Class of            Guaranteed
  Guaranteed by Registrant          Securities Guaranteed by Registrant        and Outstanding        Nature of Guarantee
- ----------------------------       -------------------------------------       ---------------        -------------------
City of Chicago                    Chicago O'Hare International                      179              Guarantee of
                                   Airport Special Facility Revenue                                   principal and
                                   Bonds (American Airlines, Inc.                                     interest by AMR
                                   Project), subject to redemption on
                                   November 1, 2025, with interest at
                                   7.875%

New York City Industrial           New York City Industrial                          84               Guarantee of
Development Agency                 Development Agency Special Facility                                principal and
                                   Revenue Bonds (1990 American                                       interest by AMR
                                   Airlines, Inc. Project), subject to
                                   redemption on July 1, 2019 and July
                                   1, 2020, with interest ranging from
                                   7.75% to 8.0%

The Trustees of the Tulsa          Trustees of the Tulsa Municipal                   149              Guarantee of
Municipal Airport Trust            Airport Trust Revenue Bonds, Series                                principal and
                                   1991, subject to redemption on                                     interest by AMR
                                   December 1, 2030, with interest at
                                   7.6%.

Alliance Airport Authority,        Alliance Airport Authority, Inc.                  126              Guarantee of
Inc.                               Special Facility Revenue Bonds,                                    principal
                                   Series 1991, subject to redemption                                 and interest by AMR
                                   on December 1, 2011, with interest
                                   at 7.0%.

The Trustees of the Tulsa          Trustees of the Tulsa Municipal                   28               Guarantee of
Municipal Airport Trust            Airport Trust Revenue Bonds, Series                                principal
                                   1992, subject to redemption on                                     and interest by AMR
                                   December 1, 2011, with interest at
                                   7.35%.

DFW International Airport          Dallas-Fort Worth International                   128              Guarantee of
Facility Improvement               Airport Facility Improvement                                       principal
Corporation                        Corporation American Airlines, Inc.                                and interest by AMR
                                   Revenue Bonds, Series 1992, subject
                                   to redemption from November 1, 2002
                                   through November 1, 2030, with
                                   interest at 7.25%

Puerto Rico Ports Authority        Puerto Rico Ports Authority Special               40               Guarantee of
                                   Facility Revenue Bonds, 1993 Series                                principal
                                   A, subject to redemption on June 1,                                and interest by AMR
                                   2023, with interest at 6.3%

n                                AMR CORPORATION
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                   (deducted from asset to which applicable)
                          Year ended December 31, 1993
                                 (in millions)


                                                       CHARGED TO
                                                ---------------------------------------
                                  BALANCE AT      OTHER       DEPRECIATION                                 SALES,
                                  BEGINNING     OPERATING         AND                        NET        RETIREMENTS     BALANCE AT
                                   OF YEAR       EXPENSES     AMORTIZATION    MISC.-NET   WRITE-OFF    AND TRANSFERS    END OF YEAR
                                  ----------    ---------     ------------    ---------   ---------    -------------    -----------
Allowance for
  uncollectible accounts          $   32        $   22          $  -           $   -       $  (21)        $   -          $ 33


Allowance for
  obsolescence of inventories        133             -            11 (a)           -            -            24           168


Reserve for anticipated loss
  on fleet retirement                 26             -             -             125          (82)          (12) (b)       57


Reserve for anticipated loss
  on reservations system project     132             -             -              71          (45)            -           158


(a) See Schedule VI.

(b) Transfer to Allowance for obsolescence of inventories.

                                AMR CORPORATION
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                   (deducted from asset to which applicable)
                          Year ended December 31, 1992
                                 (in millions)


                                                  CHARGED TO
                                             --------------------------------------
                               BALANCE AT      OTHER      DEPRECIATION                                SALES,
                               BEGINNING     OPERATING        AND                         NET       RETIREMENTS     BALANCE AT
                                OF YEAR       EXPENSES    AMORTIZATION    MISC.-NET    WRITE-OFF   AND TRANSFERS    END OF YEAR
                               --------      ---------    ------------    ---------    ---------   -------------    -----------
Allowance for
  uncollectible accounts        $   31        $   22         $   -          $   -       $  (21)       $   -            $  32


Allowance for
  obsolescence of inventories      120             -            19 (a)          -           (6)           -              133


Provision for anticipated
  loss on fleet retirement          48             -             -              5          (27)           -               26


Provision for anticipated
  loss on reservations
  system project                     -             -             -            165          (33)           -              132



(a) See Schedule VI.

                                AMR CORPORATION
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                   (deducted from asset to which applicable)
                          Year ended December 31, 1991
                                 (in millions)


                                                       CHARGED TO
                                           --------------------------
                              BALANCE AT     OTHER       DEPRECIATION                                    SALES,
                              BEGINNING    OPERATING         AND                           NET        RETIREMENTS      BALANCE AT
                               OF YEAR      EXPENSES     AMORTIZATION    MISC-NET       WRITE-OFF    AND TRANSFERS     END OF YEAR
                              --------      --------     ------------    -----------    ---------    -------------     -----------
Allowance for
  uncollectible accounts        $  13        $ 35          $  -            $   -        $  (17)         $   -             $  31


Allowance for obsolescence
  of inventories                  109           -            19 (a)                          -             (8)              120

Provision for anticipated
  loss on fleet retirement         32           -             -               51           (35)             -                48



(a) See Schedule VI.

                                AMR CORPORATION
                      Schedule IX - Short-Term Borrowings
                          Year ended December 31, 1993
                                 (in millions)


                                                                 MAXIMUM AMOUNT        AVERAGE AMOUNT          WEIGHTED AVERAGE
CATEGORY OF AGGREGATE      BALANCE AT      WEIGHTED AVERAGE       OUTSTANDING           OUTSTANDING             INTEREST RATE
SHORT-TERM BORROWINGS      END OF YEAR       INTEREST RATE      DURING THE YEAR      DURING THE YEAR (A)      DURING THE YEAR (B)
- ---------------------      -----------       -------------      ---------------      -------------------      -------------------
Commercial paper (c)          $ 0                -                  $ 412                 $ 82                      4.38%



(a) Computed based on monthly amount outstanding during the year.

(b) Computed by dividing total interest expense by the average amount outstanding during the year.

(c) Commercial paper generally matures within 120 days after issue with no provisions for renewal.

                                AMR CORPORATION
                      Schedule IX - Short-Term Borrowings
                          Year ended December 31, 1992
                                 (in millions)



                                                                  MAXIMUM AMOUNT         AVERAGE AMOUNT          WEIGHTED AVERAGE
CATEGORY OF AGGREGATE      BALANCE AT       WEIGHTED AVERAGE        OUTSTANDING             OUTSTANDING            INTEREST RATE
SHORT-TERM BORROWINGS      END OF YEAR       INTEREST RATE        DURING THE YEAR       DURING THE YEAR (A)      DURING THE YEAR (B)
- ---------------------      -----------      --------------        ---------------       -------------------      -------------------
Commercial paper (c)          $ 380              3.90%                $ 413                   $ 409                    3.90%



(a) Computed based on monthly amount outstanding during the year.

(b) Computed by dividing total interest expense by the average amount outstanding during the year.

(c) Commercial paper generally matures within 120 days after issue with no provisions for renewal.

                                AMR CORPORATION
                      Schedule IX - Short-Term Borrowings
                          Year ended December 31, 1991
                                 (in millions)



                                                                MAXIMUM AMOUNT           AVERAGE AMOUNT           WEIGHTED AVERAGE
CATEGORY OF AGGREGATE      BALANCE AT      WEIGHTED AVERAGE       OUTSTANDING             OUTSTANDING              INTEREST RATE
SHORT-TERM BORROWINGS      END OF YEAR      INTEREST RATE       DURING THE YEAR       DURING THE YEAR (A)        DURING THE YEAR(B)
 ---------------------     -----------      -------------       ---------------       -------------------       -------------------
Commercial paper (c)         $ 411             4.99%                $ 659                  $  505                     6.48%

Facility agreements (c)         -                 0%                  785                     194                     7.47%


(a) Computed based on monthly amount outstanding during the year.

(b) Computed by dividing total interest expense by the average amount outstanding during the year.

(c) Commercial paper generally matures within 120 days after issue with no provisions for renewal.

Facility agreement borrowings generally mature within 100 days after issue, with renewal option available over the term of the facility agreement.

                                AMR CORPORATION
            Schedule X - Supplementary Income Statement Information
                  Years ended December 31, 1993, 1992 and 1991
                                 (in millions)


                                                                      1993                  1992                1991
                                                                     ------                ------              ------
Advertising expense                                                  $  202                $  202              $  243
                                                                     ======                ======              ======

                                                         PART I - Exhibit 11 (a)
                                AMR CORPORATION
                     Computation of Primary Loss per Share
                    (in millions, except per share amounts)


                                                             1993              1992            1991
                                                           ---------        ---------        ---------
NET LOSS                                                   $    (110)       $    (935)       $    (240)
  Less Preferred Dividend Requirement                            (60)               -                -
                                                           ---------        ---------        ---------
LOSS APPLICABLE TO COMMON SHARES                           $    (170)       $    (935)       $    (240)
                                                           =========        =========        =========

SHARES, AS ADJUSTED:
     Average number of shares outstanding                         76               75               75
     Add shares issued upon assumed
         exercise of dilutive options,
         stock appreciation rights and
         warrants and shares assumed
         issued for deferred stock granted                         1                -                -
      Less assumed treasury
         shares repurchased                                       (1)               -                -
                                                           ---------        ---------        ---------
SHARES, AS ADJUSTED                                               76               75               75
                                                           =========        =========        =========

Primary loss per share                                     $   (2.23)       $  (12.49)       $   (3.54)
                                                           =========        =========        =========

                                                         PART I - Exhibit 11 (b)
                                AMR CORPORATION
                         Computation of Loss per Share
                             Assuming Full Dilution
                    (in millions, except per share amounts)


                                                              1993             1992             1991
                                                           ---------        ---------        ---------
NET LOSS                                                   $    (110)       $    (935)       $    (240)

  Less Preferred Dividend Requirement                            (60)               -                -
                                                           ---------        ---------        ---------
LOSS APPLICABLE TO COMMON SHARES                           $    (170)       $    (935)       $    (240)
                                                           =========        =========        =========

SHARES, AS ADJUSTED:
      Average number of shares outstanding                        76               75               75
      Add shares issued upon assumed
         exercise of dilutive options,
         stock appreciation rights and
         warrants and shares assumed
         issued for deferred stock granted                         1                -                -
      Less assumed treasury
         shares repurchased                                       (1)               -                -
                                                           ---------        ---------        ---------
SHARES, AS ADJUSTED                                               76               75               75
                                                           =========        =========        =========

Loss per share assuming full dilution                      $   (2.23)       $  (12.49)       $   (3.54)
                                                           =========        =========        =========

                                                                      Exhibit 12
                                AMR CORPORATION
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                              1989          1990         1991         1992         1993
                                                            --------      --------     --------     --------     --------
Earnings:
      Earnings (loss) before income taxes,
      extraordinary loss, and cumulative
      effect of accounting changes                          $    719     $     (34)    $   (340)    $   (697)   $    (113)

      Add: Total fixed charges (per below)                       552           734        1,028        1,285        1,339

      Less: Interest capitalized                                  65           116          159          101           51
                                                            --------     ---------     --------     --------    ---------
         Total earnings                                     $  1,206     $     584     $    529     $    487    $   1,175
                                                            ========     =========     ========     ========    =========

Fixed charges:
      Interest                                              $    239     $     338     $    508     $    651    $     668

      Portion of rental expense representative
         of the interest factor                                  311           394          513          627          663

      Amortization of debt expense                                 2             2            7            7            8
                                                            --------     ---------     --------     --------    ---------
         Total fixed charges                                $    552     $     734     $  1,028     $  1,285    $   1,339
                                                            ========     =========     ========     ========    =========

Ratio of earnings to fixed charges                              2.18             -            -            -            -
                                                            ========     =========     ========     ========    =========

Coverage deficiency                                         $      -     $     150     $    499     $    798    $     164
                                                            ========     =========     ========     ========    =========

* Previously restated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMR CORPORATION


 /s/  Robert L. Crandall
 Robert L. Crandall
 Chairman, President and Chief Executive Officer
 (Principal Executive Officer)


 /s/  Donald J. Carty
 Donald J. Carty
 Executive Vice President and Chief Financial Officer
 (Principal Financial and Accounting Officer)

Date: March 16, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:
 /s/  Howard P. Allen                                         /s/  William Lyon
 Howard P. Allen                                              William Lyon


 /s/  Edward A. Brennan                                       /s/  Ann D. McLaughlin
 Edward A. Brennan                                            Ann D. McLaughlin


 /s/  Christopher F. Edley                                    /s/  Charles H. Pistor, Jr.
 Christopher F. Edley                                         Charles H. Pistor, Jr.


 /s/  Antonio Luis Ferre'                                     /s/  Joe M. Rodgers
 Antonio Luis Ferre'                                          Joe M. Rodgers


 /s/  Charles T. Fisher, III                                  /s/  Maurice Segall
 Charles T. Fisher, III                                       Maurice Segall


 /s/  Dee J. Kelly                                            /s/  Eugene F. Williams, Jr.
 Dee J. Kelly                                                 Eugene F. Williams, Jr.

Date: March 16, 1994