Form 10-Q
period 1994-03-31
AMR CORP
filed 1994-05-16
CIK 6201

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                               FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended:   March 31, 1994

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from

__________________________________ to______________________________________

Commission file number:  1-8400



                                         AMR CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        75-1825172
      (State or other jurisdiction of        (IRS Employer identification No.)
       incorporation or organization)



     4333 AMON CARTER BLVD.
     FORT WORTH, TEXAS                                           76155
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (817) 963-1234




 (Former name, former address and former fiscal year, if changed since last report.)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value - 75,824,591 shares outstanding as of May 10, 1994

                            AMR CORPORATION

                                 INDEX

                                                                Page
                                                               Number
Part I:   FINANCIAL INFORMATION

       Consolidated Statement of Operations for the three months
         ended March 31, 1994 and 1993                            1

       Condensed Consolidated Balance Sheet
         at March 31, 1994 and December 31, 1993                  2

       Condensed Consolidated Statement of Cash Flows for
         the three months ended March 31, 1994 and 1993           3

       Notes to Financial Statements                              4

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations            5

Part II:  OTHER INFORMATION

       Item 2.  Legal Proceedings                                 9

       Item 6.  Exhibits and Reports on Form 8-K                 10

       Signature                                                 11

                                PART I
Item 1.  Consolidated Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (in millions,                 Three Months Ended March 31,
  except per share amounts)                    1994       1993
Revenues
  Air Transportation Group:
    Passenger - American Airlines, Inc.      $ 3,028   $ 3,127
                      - AMR Eagle, Inc.          181       165
    Cargo                                        156       152
    Other                                        139       138
                                               3,504     3,582

  The SABRE Group                                386       330
  AMR Management Services Group                  131       105
  Less: Intergroup revenues                     (213)     (203)
      Total operating revenues                 3,808     3,814

Expenses
  Wages, salaries and benefits                 1,368     1,312
  Aircraft fuel                                  395       475
  Commissions to agents                          326       335
  Depreciation and amortization                  320       292
  Other rentals and landing fees                 211       213
  Aircraft rentals                               179       186
  Food service                                   162       168
  Maintenance materials and repairs              143       175
  Other operating expenses                       545       542
    Total operating expenses                   3,649     3,698
Operating Income                                 159       116

Other Income (Expense)
  Interest income                                  6        18
  Interest expense                              (152)     (175)
  Interest capitalized                             7        17
  Miscellaneous - net                            (18)       (4)
                                                (157)     (144)

Earnings (Loss) Before Income Taxes                2       (28)
Income tax provision (benefit)                     9        (6)
Net Loss                                          (7)      (22)
Preferred stock dividends                         16        10
Loss Applicable to Common Shares              $  (23)   $  (32)

Loss Per Common Share
  (Primary and Fully Diluted)                $ (0.30)   $(0.43)

Number of common shares
 used in computations                             76        75

                                       1

See accompanying notes.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
                                          March 31,      December 31,
(Unaudited) (in millions)                   1994             1993
Current Assets
  Cash                                  $        75    $        63
  Short-term investments                        669            523
  Receivables, net                            1,056            910
  Inventories, net                              700            688
  Other current assets                          539            506
    Total current assets                      3,039          2,690

Equipment and Property
  Flight equipment, net                      10,005          9,783
  Purchase deposits for flight equipment        218            350
                                             10,223         10,133
  Other equipment and property, net           2,094          2,128
                                             12,317         12,261

Equipment and Property Under
 Capital Leases
  Flight equipment, net                       1,585          1,543
  Other equipment and property, net             172            173
                                              1,757          1,716
Route acquisition costs, net                  1,053          1,061
Other assets, net                             1,608          1,598
                                           $ 19,774       $ 19,326
Current Liabilities
  Accounts payable                         $    927       $    921
  Accrued liabilities                         1,626          1,726
  Air traffic liability                       1,587          1,460
  Short-term borrowings                         400             -
  Current maturities of long-term debt           79            200
  Current obligations under capital leases      119            110
    Total current liabilities                 4,738          4,417

Long-term debt                                5,492          5,431
Obligations under capital leases              2,157          2,123
Deferred income taxes                           314            310
Other   liabilities,  deferred  gains,
deferred credits and postretirement benefits  2,816          2,769


Stockholders' Equity
  Convertible preferred stock                1,081          1,081
  Common stock                                  76             76
  Additional paid-in capital                 2,038          2,035
  Retained earnings                          1,062          1,084
                                             4,257          4,276
                                          $ 19,774       $ 19,326

See accompanying notes.

                                       2

AMR CORPPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             Three Months Ended March 31,
(Unaudited) (in millions)                          1994       1993
Net Cash Provided by Operating Activities       $   202    $   256

Cash Flow from Investing Activities:
  Capital expenditures                             (341)      (719)
  Net increase in short-term investments           (146)      (349)
  Other, net                                          3          3
        Net cash used for investing activities     (484)    (1,065)

Cash Flow from Financing Activities:
  Proceeds from:
    Issuance of long-term debt                       72         53
    Issuance of preferred stock                       -      1,081
  Net short-term borrowings (repayments) with
    maturities of 90 days or less                   200       (204)
  Other short-term borrowings                       200         29
  Payments on other short-term borrowings             -        (59)
  Payments on long-term debt and capital
    lease obligations                              (162)       (58)
  Payment of dividends on preferred stock           (16)         -
     Net cash provided by financing activities      294        842

Net increase in cash                                 12         33
Cash at beginning of period                          63         45

Cash at end of period                           $    75    $    78

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)         $   144    $   131
  Income taxes                                      (59)      (122)

Financing Activities not Affecting Cash:
  Capital lease obligations incurred            $    72    $    21

See accompanying notes.

AMR CORPORATION

Notes to Financial Statements

1. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These financial statements and related notes should be read in conjunction with the financial statements and notes included in AMR's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Accumulated depreciation of owned equipment and property at March 31, 1994 and December 31, 1993 was $5.0 billion and $4.9 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1994 and December 31, 1993 was $792 million and $760 million, respectively.

3. American has renewed a $1.0 billion credit facility which expired in early April 1994 in the amount of $750 million. The renewal extends the term of the facility to 1997, and borrowings thereunder may require collateralization under certain circumstances. No borrowings were outstanding under this facility at March 31, 1994.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1994 and 1993

Summary AMR's net loss for the three months ended March 31, 1994, was $7 million ($0.30 per common share, both primary and fully diluted). This compares to a net loss of $22 million ($0.43 per common share, both primary and fully diluted) for the first quarter of 1993. AMR's operating income improved 37.1 percent or $43 million. First quarter 1994 operating revenues decreased 0.2 percent or $6 million.

AMR's performance continues to be hampered by inadequate yields in the domestic markets, which represent over 70 percent of American's traffic. American's domestic yields decreased 3.7 percent due to the continuation of fare discounts of many types, while international yields increased 5.2 percent. American's operations were also impacted by unusually severe winter weather in the first quarter of 1994.

The following sections provide a discussion of AMR's results by reporting segment. A description of the businesses in each reporting segment is included in AMR's Annual Report on Form 10-K for the year ended December 31, 1993.

AIR TRANSPORTATION GROUP
FINANCIAL HIGHLIGHTS
(in millions)

                                             Three Months Ended March 31,
                                                 1994          1993
Revenues
  Passenger - American Airlines, Inc.         $ 3,028        $ 3,127
                   - AMR Eagle, Inc.              181            165
  Cargo                                           156            152
  Other                                           139            138
                                                3,504          3,582

Expenses
  Wages, salaries and benefits                  1,211          1,185
  Aircraft fuel                                   395            475
  Commission to agents                            326            335
  Depreciation and amortization                   264            239
  Other operating expenses                      1,262          1,316
    Total operating expenses                    3,458          3,550
Operating Income                                   46             32

Other Income (Expense)                          (147)          (136)

Loss Before Income Taxes                    $   (101)      $   (104)

Air Transportation Group's revenues decreased 2.2 percent or $78 million. American's passenger revenues decreased by 3.2 percent, $99 million. American's yield (the average amount one passenger pays to fly one mile) of 13.53 cents decreased by 1.7 percent compared to the same period in 1993. Domestic yields decreased 3.7 percent while international yields increased 4.3 percent in Latin America and 4.5 percent in Europe.

American's traffic or revenue passenger miles (RPMs) decreased 1.5 percent to 22.38 billion miles for the quarter ended March 31, 1994. This decrease is primarily due to reductions in capacity. Year over year for the first quarter 1994, American's domestic traffic decreased 2.6 percent on capacity reductions of 7.0 percent and international traffic grew 1.1 percent on a capacity reduction of 5.2 percent. The change in international traffic was driven by an 11.2 percent growth in Latin America with capacity growth of 2.9 percent, offset by a 9.1 percent decrease in traffic to Europe primarily driven by a capacity reduction of 14.0 percent.

Passenger revenues of the AMR Eagle carriers increased 9.7 percent, $16 million, primarily due to the expansion of regional operations into larger markets. Traffic on the AMR Eagle carriers increased
21.1 percent to 540 million RPMs, while capacity grew 10.8 percent to 993 million available seat miles (ASMs).

Cargo revenues increased 2.6 percent, $4 million, driven by an 8.0 percent increase in American's domestic and international cargo volumes, partially offset by decreasing yields brought about by strong price competition resulting from excess industry capacity.

American's capacity or ASMs decreased 6.3 percent to 36.72 billion miles in the first quarter of 1994 primarily as a result of the retirement of 29 DC-10 aircraft and 30 Boeing 727 aircraft partially offset by the addition of 43 new aircraft: 28 Fokker F100s, seven Boeing 757s, six Boeing 767s and two McDonnell Douglas MD11 aircraft since March 31, 1993. Air Transportation Group's operating expenses decreased 2.6 percent, $92 million. Because capacity decreased more rapidly than expenses, American's passenger division cost per ASM increased by 3.1 percent to 8.66 cents. Wages, salaries and benefits rose
2.2 percent, $26 million, due primarily to salary adjustments for existing employees, partially offset by a 3.3 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 16.8 percent, $80 million, due to a 9.6 percent decrease in American's average price per gallon, combined with an 8.5 percent decrease in gallons consumed by American. Commissions to agents decreased 2.7 percent, $9 million, due principally to decreased
passenger  revenues.   New aircraft acquisitions  and  other  capital
improvements raised depreciation and amortization costs 10.5 percent,
$25  million.   Other  operating  expenses,  consisting  of  aircraft
rentals,  other  rentals  and  landing  fees,  food  service   costs,
maintenance   costs   and  other  miscellaneous  operating   expenses
decreased 4.1 percent, $54 million, primarily due to reductions in food service costs and landing fees as a result of capacity
reductions   and  lower  maintenance  expenses  realized   upon   the
retirement of older DC-10 and Boeing 727 aircraft as well as operating efficiencies.
                                       6

THE SABRE GROUP
FINANCIAL HIGHLIGHTS

(in millions)                           Three Months Ended March 31,
                                                  1994       1993
Revenues                                         $  386    $  330

Expenses
   Wages, salaries and benefits                     120       101
   Depreciation and amortization                     45        44
   Other operating expenses                         118       110
       Total operating expenses                     283       255
Operating Income                                    103        75

Other Income (Expense)                               (4)       (2)

Income Before Taxes                              $   99    $   73

Revenues
Revenues for The SABRE Group increased 17.0 percent, $56 million, primarily due to increased booking fee revenues resulting from growth in booking volumes, increases in average fees per booking collected from participating vendors and the introduction of a premium priced product.

Expenses
Wages, salaries and benefits increased 18.8 percent, $19 million, due to wage and salary increases and a 4.5 percent increase in the average number of equivalent employees. Other operating expenses increased
7.3 percent, $8 million, due to higher incentive payments to travel agents and costs associated with international expansion.

AMR MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS

(in millions)
                                             Three Months Ended March 31,
                                               1994         1993
Revenues                                     $   131      $  105

Expenses
  Wages, salaries and benefits                    37          26
  Other operating expenses                        84          70
    Total operating expenses                     121          96
Operating Income                                  10           9

Other Income (Expense)                            (6)         (6)

Income Before Income Taxes                   $     4      $    3

                                       7

Revenues
Revenues for the AMR Management Service Group increased 24.8 percent or $26 million. AMR Services' revenues increased 18.3 percent, $13 million, primarily as a result of strong domestic fuel and deicing service sales, expansion of European operations, and the acquisition of an additional domestic fixed-base operator in November 1993. Americas Ground Services, which began operations in the second quarter of 1993, contributed $6 million in revenues. AMR Training and Consulting Group, which began operations in the first quarter of 1993 improved to approximately $7 million in revenues in the first quarter of 1994.

Expenses
Wages, salaries and benefits increased 42.3 percent, $11 million, due primarily to a 37.3 percent increase in the average number of equivalent employees. Other operating expenses increased 20.0 percent, $14 million, due primarily to the startup of operations for Americas Ground Services and AMR Training and Consulting Group and the expansion of AMR Services.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three month period ended March 31, 1994 was $202 million compared to $256 million in 1993. Capital expenditures for the first quarter of 1994 were $341 million and included the acquisition of 11 passenger aircraft by
American: two Boeing 757-200 and nine Fokker 100s. Also AMR Eagle acquired five turboprop aircraft, three Super ATRs and two SAAB 340Bs. These capital expenditures as well as expansion of airport facilities were financed through the issuance of long-term debt and internally generated cash.

OTHER

In April 1994 AMR signed a comprehensive 20-year services agreement with Canadian Airlines International (CAI). Among the services AMR will provide CAI are accounting, data processing and communications operations, operations planning, pricing and yield management, international services, passenger services procedures training, and
U. S. originating reservations activity. Revenues from the contract are expected to exceed $100 million in the first full year and exceed $2.0 billion over the 20-year contract. In April 1994 AMR also made a $177 million investment in CAI, giving it approximately a one-third economic interest in the company.
                                       8

                                PART II


Item 2.  Legal Proceedings

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

   The trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, that Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction were preempted, but that identical claims for compensatory and punitive damages were not preempted. On February 8, 1994, American filed petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court. On April 4, 1994 the Supreme Court granted American's writ of certiorari.

   AMR and American are vigorously defending all of the above claims.

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits filed with this report:
           Part I - Exhibit 11(a):   Computation of primary loss
                               per  common share for  the  three
                               months  ended March 31, 1994  and
                               1993.

           Part I - Exhibit 11(b):    Computation  of  loss  per
                               common   share   assuming    full
                               dilution  for  the  three  months
                               ended March 31, 1994 and 1993.

           Part I - Exhibit 12:Computation of ratio of  earnings
                               to  fixed  charges for the  three
                               months  ended March 31, 1994  and
                               1993.

       (b) Reports on Form 8-K:

           None

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




                           BY: /s/  Donald J. Carty
                               Donald J. Carty
                               Executive Vice President and
                               Chief Financial Officer




DATE:  May 12, 1994

                                           PART I - EXHIBIT 11 (a)

                            AMR CORPORATION
                 Computation of Primary Loss Per Share
                (in millions, except per share amounts)

                                               Three Months Ended March 31,
                                                   1994      1993
Loss, as adjusted:
  Net Loss                                       $  (7)        $ (22)

  Less: Preferred dividend requirements             16            10
Loss applicable to common shares                 $ (23)        $ (32)

Shares, as adjusted:
  Average number of shares outstanding              76            75
  Add shares issued upon assumed exercise
    of dilutive options, stock appreciation
    rights and warrants and shares assumed
    issued for deferred stock granted                -             -
  Less assumed treasury shares purchased             -             -
Shares, as adjusted                                 76            75

PRIMARY LOSS PER SHARE                           $(0.30)      $(0.43)

                                       12

                                           PART I - EXHIBIT 11 (b)

                            AMR CORPORATION
                     Computation of Loss Per Share
                        Assuming Full Dilution
                (in millions, except per share amounts)

                                             Three Months Ended March 31,
                                                   1994      1993
Loss, as adjusted:
  Net Loss                                       $  (7)      $ (22)

  Less: Preferred dividend requirements             16          10
Loss applicable to common shares                 $ (23)      $ (32)

Shares, as adjusted:
  Average number of shares outstanding              76          75
  Add shares issued upon assumed exercise
    of dilutive options, stock appreciation
    rights and warrants and shares assumed
    issued for deferred stock granted                -           -
  Less assumed treasury shares purchased             -           -
Shares, as adjusted                                 76          75

LOSS PER SHARE, ASSUMING FULL DILUTION         $ (0.30)    $ (0.43)

                                               PART I - EXHIBIT 12


                            AMR CORPORATION


           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                             Three Months Ended March 31,
                                                  1994       1993
                                                   (in millions)
Earnings:
  Earnings (loss) before income taxes and
    cumulative effect of accounting changes      $      2    $  (28)

  Add: Total fixed charges (per below)                318       343

  Less: Interest capitalized                            7        17
    Total earnings                               $    313    $  298


Fixed charges:
  Interest                                       $    152    $  175

  Portion of rental expense representative
    of the interest factor                            164       166

  Amortization of debt expense                          2         2
    Total fixed charges                          $    318    $  343

Ratio of earnings to fixed charges                      -         -

Coverage deficiency                              $      5    $   45