Form 10-Q
period 1994-06-30
AMR CORP
filed 1994-08-03
CIK 6201

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended:   June 30, 1994

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from

______________________________ to______________________________________

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 Par Value - 75,858,777 shares outstanding as of July 29, 1994

                           AMR CORPORATION

                                INDEX

                                                                Page

Number
Part I:   FINANCIAL INFORMATION

       Consolidated  Statement of Operations for the three  and  six
       months ended June 30, 1994 and 1993                       1

       Condensed Consolidated Balance Sheet
         at June 30, 1994 and December 31, 1993                  2

       Condensed Consolidated Statement of Cash Flows for
         the six months ended June 30, 1994 and 1993             3

       Notes to Financial Statements                             4

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           5

Part II:  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                 13

       Signature                                                 14

       3                                PART I
Item 1. Consolidated Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited)
 (in millions,             Three Months Ended June 30, Six Months Ended June 30,
  except per share amounts)         1994      1993      1994      1993
Revenues
  Air Transportation Group:
    Passenger - American Airlines $ 3,267   $ 3,484   $ 6,295   $ 6,611
              - AMR Eagle             207       180       388       345
    Cargo                             165       164       321       316
    Other                             149       130       288       268
                                    3,788     3,958     7,292     7,540

  The SABRE Group                     388       347       774       677
  AMR Management Services Group       127       106       258       211
  Less: Intergroup revenues          (202)     (199)     (415)     (402)
    Total operating revenues        4,101     4,212     7,909     8,026

Expenses
  Wages, salaries and benefits      1,396     1,364     2,764     2,676
  Aircraft fuel                       388       495       783       970
  Commissions to agents               339       376       665       711
  Depreciation and amortization       320       304       640       596
  Other rentals and landing fees      206       213       417       426
  Aircraft rentals                    172       184       351       370
  Food service                        171       182       333       350
  Maintenance materials and repairs   149       171       292       346
  Other operating expenses            559       559     1,104     1,101
    Total operating expenses        3,700     3,848     7,349     7,546
Operating Income                      401       364       560       480

Other Income (Expense)
  Interest income                       7        14        13        32
  Interest expense                   (154)     (168)     (306)     (343)
  Interest capitalized                  4        13        11        30
  Miscellaneous - net                 (10)     (144)      (28)     (148)

                                     (153)      (285)    (310)      (429)
Earnings Before Income Taxes          248         79      250         51
Income tax provision                   95         32      104         26
Net Earnings                          153         47      146         25
Preferred stock dividends              17         17       33         27
Earnings (Loss) Applicable to
   Common Shares                 $    136   $     30  $   113  $      (2)

Earnings (Loss) Per Common
Share:
     Primary                     $   1.77   $   0.39  $  1.48  $   (0.03)
     Fully diluted               $   1.68   $   0.39  $  1.48  $   (0.03)
Number of common shares
   used in computations
     Primary                           76         76       76         76
     Fully diluted                     90         76       76         76

See accompanying notes.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
                                         June 30,     December 31,
 (Unaudited) (in millions)                1994            1993
Current Assets
  Cash                                  $         65   $        63
  Short-term investments                         568           523
  Receivables, net                             1,040           910
  Inventories, net                               680           688
  Other current assets                           526           506
    Total current assets                       2,879         2,690

Equipment and Property
  Flight equipment, net                       10,107         9,783
  Purchase deposits for flight equipment         142           350
                                              10,249        10,133
  Other equipment and property, net            2,051         2,128
                                              12,300        12,261

Equipment  and Property Under  Capital
Leases
  Flight equipment, net                        1,664         1,543
  Other equipment and property, net              173           173
                                               1,837         1,716
Route acquisition costs, net                   1,046         1,061
Other assets, net                              1,805         1,598
                                            $ 19,867      $ 19,326
Current Liabilities
  Accounts payable                          $    917      $    921
  Accrued liabilities                          1,815         1,726
  Air traffic liability                        1,627         1,460
  Current maturities of long-term debt            61           200
  Current obligations under capital leases       128           110
    Total current liabilities                  4,548         4,417

Long-term debt                                 5,441         5,431
Obligations under capital leases               2,269         2,123
Deferred income taxes                            410           310
Other   liabilities,  deferred  gains,
  deferred credits and postretirement benefits 2,800         2,769


Stockholders' Equity
  Convertible preferred stock                  1,081         1,081
  Common stock                                    76            76
  Additional paid-in capital                   2,038         2,035
  Retained earnings                            1,204         1,084
                                               4,399         4,276
                                            $ 19,867      $ 19,326

See accompanying notes.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                Six Months Ended June 30,
(Unaudited) (in millions)                         1994       1993
Net Cash Provided by Operating Activities       $     992  $     867

Cash Flow from Investing Activities:
  Capital expenditures                              (612)     (1,284)
  Net increase in short-term investments             (44)       (272)
  Investment in Canadian Airlines
    International, Ltd.                             (177)          -
  Other, net                                           7           6
        Net cash used for investing activities      (826)     (1,550)

Cash Flow from Financing Activities:
  Proceeds from:
    Issuance of long-term debt                       109         166
    Issuance of preferred stock                        -       1,081
  Net repayments of short-term borrowings with
    maturities of 90 days or less                      -        (350)
  Other short-term borrowings                        200           -
  Payments on other short-term borrowings           (200)        (29)
  Payments on long-term debt and capital
    lease obligations                               (242)       (138)
  Payments of dividends on preferred stock           (33)        (16)
  Other, net                                           2           4
        Net cash (used for) provided by
         financing activities                       (164)        718

Net increase in cash                                   2          35
Cash at beginning of period                           63          45

Cash at end of period                           $     65   $      80

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)         $    294   $     295
  Income taxes                                       (58)       (117)

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred            $    190   $      21

See accompanying notes.

AMR CORPORATION
Notes to Financial Statements
(Unaudited)

1. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature except as disclosed. These financial statements and related notes should be read in conjunction with the financial statements and notes included in AMR's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Passenger revenues for the three and six months ended June 30, 1994, include a positive adjustment of $35 million produced by a change in the Company's estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program. Included in Passenger revenues for the three and six months ended June 30, 1993, is a positive adjustment of $115 million resulting from a change in estimate relating to certain earned passenger revenues.

3. Included in Miscellaneous - net for the three and six months ended June 30, 1993, is a $125 million charge related to the retirement of 31 DC-10 aircraft. The charge represents the Company's best estimate of the expected loss based upon the anticipated method of disposition. However, should the ultimate method of disposition differ, the actual loss could be different than the amount estimated.

4. Accumulated depreciation of owned equipment and property at June 30, 1994 and December 31, 1993 was $5.2 billion and $4.9 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1994 and December 31, 1993 was $825 million and $760 million, respectively.

5.In  April  1994  AMR  signed a comprehensive 20-year  services  ag reement with Canadian Airlines International (CAI). Among the services AMR will provide CAI are accounting, data processing and communications operations, operations planning, pricing and yield management, international services, passenger services procedures training, and U. S. originating reservations activity. Revenues from the contract are expected to exceed $100 million in the first full year and exceed $2.0 billion over the 20-year contract. In April 1994 AMR also made a $177 million investment in CAI, giving it approximately a one-third economic interest in the company.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary AMR recorded net earnings of $153 million ($1.77 per common share primary, $1.68 fully diluted) for the three months ended June 30, 1994, compared with net earnings of $47 million ($0.39 per common share, both primary and fully diluted) for the same period in 1993. AMR's second quarter operating income increased 10.2 percent to $401 million.

For the six months ended June 30, 1994, AMR recorded net earnings of $146 million ($1.48 per common share, both primary and fully diluted) compared with net earnings of $25 million ($0.03 loss per common share, both primary and fully diluted) for the same period of 1993. AMR's operating income improved 16.7 percent to $560 million.

AMR's results for the three and six months ended June 30, 1994, included a $35 million positive adjustment ($22 million after tax) to Passenger revenues produced by a change in the Company's estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program.

The results for the three and six months ended June 30, 1993, included a positive $115 million adjustment ($67 million net of related commission expense and taxes) to passenger revenues for a change in estimate related to certain earned passenger revenues and a $125 million charge ($79 million after tax) for the retirement of 31 McDonnell Douglas DC-10 aircraft.

The improvement in AMR's results reflected better performance by two of the Company's three business units - the Air Transportation Group, which includes American Airlines, Inc.'s Passenger and Cargo divisions and AMR Eagle, Inc.; and The SABRE Group, which includes AMR's information technology businesses. AMR's third business unit is the Management Services Group, which includes AMR's airline management, aviation services, training, consulting, and investment service activities.

The following sections provide a discussion of AMR's results by reporting segment. A description of the businesses in each reporting segment is included in AMR's Annual Report on Form 10-K for the year ended December 31, 1993.

For the Three Months Ended June 30, 1994 and 1993

AIR TRANSPORTATION GROUP
FINANCIAL HIGHLIGHTS
(in millions)
                                         Three  Months Ended June 30,
                                               1994           1993
Revenues
  Passenger - American Airlines               $ 3,267        $ 3,484
                    - AMR Eagle                   207            180
  Cargo                                           165            164
  Other                                           149            130
                                                3,788          3,958

Expenses
  Wages, salaries and benefits                  1,232          1,237
  Aircraft fuel                                   388            495
  Commission to agents                            339            376
  Depreciation and amortization                   262            251
  Other operating expenses                      1,280          1,328
    Total operating expenses                    3,501          3,687
Operating Income                                  287            271

Other Income (Expense)                           (138)          (277)

Earnings (Loss) Before Income Taxes        $      149    $        (6)


American's passenger revenues decreased 6.2 percent, $217 million, in the second quarter of 1994. Passenger revenue yield per passenger mile decreased 2.9 percent to 13.37 cents in the second quarter. Excluding the impact of the passenger revenue adjustments mentioned previously, yield would have decreased 0.7 percent. Revenue passenger miles decreased 3.4 percent while available seat miles
(ASMs) fell 7.8 percent, resulting in an improvement of 2.9 points in the passenger load factor. As a result, American's passenger revenue per available seat mile increased by 1.7 percent.

The decrease in American's ASMs is the result of retiring 71 aircraft (31 McDonnell Douglas DC-10 and 40 Boeing 727 aircraft) and subleasing two McDonnell Douglas MD-11 aircraft, partially offset by the addition of 35 new aircraft (24 Fokker F100, seven Boeing 757, and four Boeing 767 aircraft) since June 30, 1993.

American's domestic traffic fell 5.4 percent while capacity was reduced 8.6 percent. International traffic grew 2.2 percent while capacity decreased 4.8 percent. The major growth in international traffic was in Latin America, which increased 6.3 percent on a capacity decrease of 2.0 percent.

Passenger revenues of the AMR Eagle carriers increased 15.0 percent, $27 million, primarily due to the expansion of regional operations into new and larger markets. Traffic on the AMR Eagle carriers increased 20.9 percent on a capacity increase of 17.5 percent. The increase in the AMR Eagle carriers' ASMs is the result of the addition of 26 aircraft: (nine 64-seat Super ATR and 17 34-seat Saab 340 aircraft) partially offset by the retirement of 29 19-seat Jetstream 31 aircraft.

Cargo revenues were unchanged, as a 6.5 percent increase in American's cargo volumes offset a 5.0 percent decline in yields.

The Air Transportation Group's operating expenses decreased 5.0 percent, $186 million. Since capacity decreased more rapidly than expenses, American's Passenger Division operating expenses per ASM increased 1.0 percent to 8.36 cents. Wages, salaries and benefits fell 0.4 percent, $5 million, due to a 4.3 percent reduction in the average number of equivalent employees partially offset by salary adjustments for existing employees. Aircraft fuel expense fell 21.6 percent, $107 million, due primarily to a 14.0 percent decrease in American's average price per gallon combined with a 9.8 percent decline in gallons consumed by American. Commissions to agents decreased 9.8 percent, $37 million, due principally to the decrease in passenger revenues. New aircraft acquisitions and other capital expenditures raised depreciation and amortization 4.4 percent, $11 million. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses decreased 3.6 percent, $48 million. Maintenance expenses were lower as a result of retiring older jet aircraft from the fleet and increased operating efficiencies. Food service costs and landing fees fell as a result of declines in traffic and capacity, respectively.

AIR TRANSPORTATION GROUP OPERATING STATISTICS
                              Three Months Ended June 30, Percent
 (Unaudited)                         1994      1993       Change
 American Airlines Passenger
 Division:
 Revenue passenger miles            24,443    25,307      (3.4)
 (millions)
 Available seat miles (millions)    37,953    41,145      (7.8)
 Passenger load factor                64.4%     61.5%      2.9 pts.
 Passenger revenue yield
   per passenger mile (cents)        13.37     13.77      (2.9)
 Passenger revenue per
   available seat mile (cents)        8.61      8.47       1.7
 Operating expenses
   per available seat mile (cents)    8.36      8.28       1.0
 Fuel consumption (gallons, in
   millions)                           681       755      (9.8)
 Fuel price per gallon (cents)        54.8      63.7     (14.0)

 American Airlines Cargo Division:
 Cargo ton miles (millions)            494       464       6.5
 Revenue yield per ton mile (cents)  33.44     35.21      (5.0)

 AMR Eagle, Inc.:
 Revenue passenger miles (millions)    642       531      20.9
 Available seat mile (millions)      1,123       956      17.5
 Passenger load factor                57.2%     55.5%      1.7 pts.
                                         -7-

RESULTS OF OPERATIONS (CONTINUED)

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(in millions)                            Three Months Ended June 30,
                                            1994               1993
Revenues                                         $  388    $  347

Expenses
   Wages, salaries and benefits                     123       103
   Depreciation and amortization                     46        43
   Other operating expenses                         118       120
       Total operating expenses                     287       266
Operating Income                                    101        81

Other Income (Expense)                               (6)       (1)

Earnings Before Income Taxes                     $   95    $   80

Revenues
Revenues for The SABRE Group increased 11.8 percent, $41 million, primarily due to increased booking fee revenues resulting from growth in booking volumes, increases in average fees per booking collected from participating vendors and the introduction of a premium product.

Expenses
Wages, salaries and benefits increased 19.4 percent, $20 million, due to a 5.2 percent increase in the average number of equivalent employees and wage and salary increases.

AMR MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(in millions)                               Three Months Ended June 30,
                                                  1994      1993
Revenues                                         $   127   $  106

Expenses
  Wages, salaries and benefits                        41       24
  Other operating expenses                            73       70
    Total operating expenses                         114       94
Operating Income                                      13       12

Other Income (Expense)                                (9)      (7)

Earnings Before Income Taxes                     $     4   $    5

Revenues
Revenues  for  the  AMR  Management Services  Group  increased  19.8 percent, $21 million. AMR Services' revenues increased 19.9 percent to $80 million, primarily as a result of strong domestic fuel sales, expansion of European operations, and the acquisition of an additional domestic fixed-base operator in November 1993. Americas Ground Services, which began operations in the second quarter of 1993, contributed $7 million in revenues. Revenues of AMR Training and Consulting Group, which began operations in the first quarter of 1993, increased by approximately $8 million in the second quarter of 1994.

Expenses
Wages, salaries and benefits increased 70.8 percent, $17 million, due primarily to a 42.2 percent increase in the average number of equivalent employees driven by the acquisition and startup of the new operations mentioned above.

For the Six Months Ended June 30, 1994 and 1993

AIR TRANSPORTATION GROUP
FINANCIAL HIGHLIGHTS
(in millions)                                Six Months Ended June 30,
                                               1994            1993
Revenues
  Passenger - American Airlines               $ 6,295        $ 6,611
                   - AMR Eagle                    388            345
  Cargo                                           321            316
  Other                                           288            268
                                                7,292          7,540

Expenses
  Wages, salaries and benefits                  2,443          2,422
  Aircraft fuel                                   783            970
  Commission to agents                            665            711
  Depreciation and amortization                   526            490
  Other operating expenses                      2,542          2,644
    Total operating expenses                    6,959          7,237
Operating Income                                  333            303

Other Income (Expense)                          (285)          (413)

Earnings (Loss) Before Income Taxes        $       48      $   (110)

American's passenger revenues decreased 4.8 percent, $316 million, in the first six months of 1994. Passenger revenue yield per passenger mile decreased 2.3 percent to 13.44 cents in 1994. Excluding the impact of the passenger revenue adjustments mentioned previously, yield would have decreased 1.1 percent. Revenue passenger miles decreased 2.5 percent while available seat miles
(ASMs) fell 7.1 percent, resulting in an improvement of 2.9 points in the passenger load factor. As a result, American's passenger revenue per available seat mile increased by 2.4 percent.

The decrease in American's ASMs is the result of retiring 71 aircraft (31 McDonnell Douglas DC-10 and 40 Boeing 727 aircraft) and subleasing two McDonnell Douglas MD-11 aircraft, partially offset by the addition of 35 new aircraft (24 Fokker F100, seven Boeing 757, and four Boeing 767 aircraft) since June 30, 1993.

For the first six months of 1994 compared to the same period in 1993, American's domestic traffic decreased 4.1 percent on capacity reductions of 7.8 percent and international traffic grew 1.7 percent on a capacity reduction of 5.0 percent. The change in international traffic was driven by an 8.8 percent growth in Latin America with capacity growth of 0.4 percent, offset by a 4.5 percent decrease in traffic to Europe primarily driven by a capacity reduction of 10.9 percent.

Passenger revenues of the AMR Eagle carriers increased 12.5 percent, $43 million, primarily due to the expansion of regional operations into larger markets. Traffic on the AMR Eagle carriers increased
21.0 percent, while capacity grew 14.3 percent.

Cargo revenues increased 1.6 percent, $5 million, driven by a 7.2 percent increase in American's domestic and international cargo volumes, partially offset by a decrease in yields of 4.4 percent brought about by strong price competition resulting from excess industry capacity.

American's capacity or ASMs decreased 7.1 percent in the first six months of 1994 primarily as a result of the fleet changes mentioned previously. Air Transportation Group's operating expenses decreased
3.8 percent, $278 million. Because capacity decreased more rapidly than expenses, American's passenger division cost per ASM increased by 2.0 percent to 8.51 cents. Wages, salaries and benefits rose 0.9 percent, $21 million, due primarily to salary adjustments for existing employees, partially offset by a 3.8 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 19.3 percent, $187 million, due to an 11.8 percent decrease in American's average price per gallon, combined with a 9.1 percent decrease in gallons consumed by American. Commissions to agents decreased 6.5 percent, $46 million, due principally to decreased passenger revenues. New aircraft acquisitions and other capital improvements raised depreciation and amortization costs 7.3 percent, $36 million. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses decreased 3.9 percent, $102 million, primarily due to lower maintenance costs as a result of retiring older jet aircraft from the fleet and increased operating efficiencies. In addition, food costs and landing fees fell as a result of declines in traffic and capacity, respectively.

AIR TRANSPORTATION GROUP OPERATING STATISTICS
                                  Six Months Ended June 30,  Percent
 (Unaudited)                           1994      1993        Change
 American Airlines Passenger
 Division:
 Revenue passenger miles              46,822    48,034      (2.5)
 (millions)
 Available seat miles (millions)      74,668    80,337      (7.1)
 Passenger load factor                  62.7%     59.8%      2.9 pts.
 Passenger revenue yield
   per passenger mile (cents)          13.44     13.76      (2.3)
 Passenger revenue per
   available seat mile (cents)          8.43      8.23       2.4
 Operating expenses
   per available seat mile (cents)      8.51      8.34       2.0
 Fuel consumption (gallons, in
 millions)                             1,344     1,479      (9.1)
 Fuel price per gallon (cents)          56.2      63.7     (11.8)
 Operating aircraft at period end        650       687      (5.4)

 American Airlines Cargo Division:
 Cargo ton miles (millions)              937       874       7.2
 Revenue yield per ton mile (cents)    34.26     35.85      (4.4)

 AMR Eagle, Inc.:
 Revenue passenger miles (millions)    1,182       977      21.0
 Available seat miles (millions)       2,116     1,852      14.3
 Passenger load factor                  55.9%     52.8%      3.1 pts.
 Operating aircraft at period end        278       281      (1.1)

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(in millions)                              Six Months Ended June 30,
                                                1994          1993
Revenues                                         $  774     $  677

Expenses
   Wages, salaries and benefits                     243        204
   Depreciation and amortization                     91         87
   Other operating expenses                         236        230
       Total operating expenses                     570        521
Operating Income                                    204        156

Other Income (Expense)                              (10)        (3)

Earnings Before Income Taxes                     $  194     $  153

Revenues
Revenues for The SABRE Group increased 14.3 percent, $97 million, primarily due to increased booking fee revenues resulting from growth in booking volumes, increases in average fees per booking collected from participating vendors and the introduction of a premium product.

Expenses
Wages, salaries and benefits increased 19.1 percent, $39 million, due to wage and salary increases and a 7.3 percent increase in the average number of equivalent employees. Other operating expenses increased 2.6 percent, $6 million, due to higher incentive payments to travel agents partially offset by a decrease in maintenance costs on computer equipment.

AMR MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(in millions)                              Six Months Ended June 30,
                                                 1994      1993
Revenues                                         $   258   $  211

Expenses
  Wages, salaries and benefits                        78       50
  Other operating expenses                           157      140
    Total operating expenses                         235      190
Operating Income                                      23       21

Other Income (Expense)
                                                     (15)     (13)

Earnings Before Income Taxes                     $     8   $    8

Revenues
Revenues for the AMR Management Service Group increased 22.3 percent, $47 million. AMR Services' revenues increased 20.5 percent to $165 million, primarily as a result of strong domestic fuel and deicing service sales, expansion of European operations, and the acquisition of an additional domestic fixed-base operator in November 1993. Americas Ground Services, which began operations in the second quarter of 1993, contributed $13 million in revenues. Revenues of AMR Training and Consulting Group, which began operations in the first quarter of 1993, increased by approximately $14 million in the first six months of 1994.

Expenses
Wages, salaries and benefits increased 56.0 percent, $28 million, due primarily to a 38.5 percent increase in the average number of equivalent employees. Other operating expenses increased 12.1 percent, $17 million, due primarily to the startup of operations for Americas Ground Services and AMR Training and Consulting Group and the expansion of AMR Services.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six month period ended June 30, 1994, was $992 million compared to $867 million in 1993. Capital expenditures for the first six months of 1994 were $612 million and included the acquisition of 16 jet aircraft by
American: two Boeing 757-200, one Boeing 767-300ER and thirteen Fokker 100. AMR Eagle acquired eleven turboprop aircraft: eight Super ATRs and three Saab 340Bs. In the second quarter of 1994 AMR expended $177 million to acquire an approximate one-third economic interest in Canadian Airlines International, Ltd. These expenditures, plus an expansion of certain airport facilities, were financed by internally generated cash and the issuance of long-term debt.

                               PART II
Item 6. Exhibits and Reports on Form 8-K
     (a)    Exhibits filed with this report:

       Part I - Exhibit 11(a):  Computation of primary
                             earnings (loss) per share for
                             the three and six months ended
                             June 30, 1994 and 1993.

       Part I - Exhibit 11(b):  Computation of earnings
                             (loss) per share assuming full
                             dilution for the three and six
                             months ended June 30, 1994 and
                             1993.

     (b)    Reports on Form 8-K or amendments:

            None.

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


                              AMR CORPORATION




                         BY:  /s/ Donald J. Carty
                              Donald J. Carty
                              Executive Vice President and
                              Chief Financial Officer




DATE:   August 2, 1994

                                                 PART I - EXHIBIT 11
(a)
                           AMR CORPORATION
          Computation of Primary Earnings (Loss) per Share
               (in millions, except per share amounts)

                                Three Months Ended  Six Months Ended
                                    June 30,           June 30,
                                  1994     1993       1994      1993
Earnings (loss) as adjusted:
  Net earnings (loss)           $    153  $     47  $   146  $     25

  Less: Preferred  dividend
        requirements                  17        17       33        27

Earnings  (loss) applicable  to
  common shares                 $    136  $     30  $   113  $     (2)

Shares, as adjusted
    Average  number  of  shares
    outstanding                       76        75       76        75
    Add   shares  issued  upon
     assumed exercise of dilutive
     options,stock appreciation rights
     and warrants and shares assumed
     issued for deferred stock
     granted                           3         3         2        2
   Less assumed treasury
     shares repurchased               (3)       (2)       (2)      (1)
Shares, as adjusted                   76        76        76       76

Primary earnings (loss) per share $ 1.77   $  0.39    $ 1.48  $ (0.03)

       18                                        PART I - EXHIBIT 11
(b)
                           AMR CORPORATION
              Computation of Earnings (Loss) per Share
                       Assuming Full Dilution
               (in millions, except per share amounts)

                            Three Months Ended        Six Months Ended
                                 June 30,                 June 30,
                                1994      1993        1994       1993
Earnings (loss) as adjusted:
  Net earnings (loss)           $  153  $   47     $  146     $    25

    Less: Preferred  Dividend
          Requirements              17      17         33          27

Earnings  (loss) applicable  to
common shares                      136      30        113          (2)

Adjustments:
   Add dividends upon  assumed
   conversion of convertible
   preferred stock                  17       -         (a)          -
Earnings (loss), as adjusted   $   153   $  30    $   113     $    (2)

Shares, as adjusted:
    Average  number  of  shares
    outstanding                     76      75         76          75
    Add shares issued upon:
    Assumed  conversion of
    preferred stock                 14       -         (a)          -
    Assumed   exercise   of
    dilutive options, stock
    appreciation rights and
    warrants and shares
    assumed issued for
    deferred stock granted           3       3          2           2
   Less assumed treasury
     shares repurchased             (3)     (2)        (2)         (1)
Shares, as adjusted                 90      76         76          76

Earnings (loss) per share
    assuming full dilution     $  1.68 $  0.39    $  1.48     $ (0.03)

(a) Conversion not assumed as results would be anti-dilutive.
                                         -16-