Form 10-Q
period 1994-09-30
AMR CORP
filed 1994-11-04
CIK 6201

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended:   September 30, 1994

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from

______________________________________ to______________________________________

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock, $1 Par Value - 75,875,048 shares outstanding as of October 31, 1994

                           AMR CORPORATION

                                INDEX


Page
Number
Part I:   FINANCIAL INFORMATION
       Consolidated Statement of Operations for the three  and  nine months
         ended September 30, 1994 and 1993                       1

       Condensed Consolidated Balance Sheet
         at September 30, 1994 and December 31, 1993             3

       Condensed Consolidated Statement of Cash Flows for
         the nine months ended September 30, 1994 and 1993       4

       Notes to Financial Statements                             5

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           6

Part II:  OTHER INFORMATION

       Item 2.  Legal Proceedings                                17

       Item 6.  Exhibits and Reports on Form 8-K                 18

       Signature                                                 19

                               PART I
Item 1. Consolidated Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
                                 Three Months Ended   Nine Months Ended
 (Unaudited)                       September 30,       September 30,
 (in millions, except per
  share amounts)                     1994      1993      1994     1993
Revenues
  Air Transportation Group:
    Passenger - American Airlines   $ 3,370   $ 3,447   $ 9,665  $ 10,058
              - AMR Eagle               220       191       608       536
    Cargo                               163       156       484       472
    Other                               170       134       458       402
                                      3,923     3,928    11,215    11,468

  The SABRE Group                       393       356     1,167     1,033
  AMR Management Services Group         136       120       394       331
  Less: Intergroup revenues            (219)     (205)     (634)     (607)
    Total operating revenues          4,233     4,199    12,142    12,225

Expenses
  Wages, salaries and benefits        1,391     1,332     4,155     4,008
  Aircraft fuel                         421       464     1,204     1,434
  Commissions to agents                 346       401     1,011     1,112
  Depreciation and amortization         298       293       938       889
  Other rentals and landing fees        216       226       633       652
  Aircraft rentals                      172       186       523       556
  Food service                          172       187       505       537
  Maintenance materials and repairs     149       160       441       506
  Other operating expenses              579       578     1,683     1,679
    Total operating expenses          3,744     3,827    11,093    11,373
Operating Income                        489       372     1,049       852

Other Income (Expense)
  Interest income                        13        13        26        45
  Interest expense                     (157)     (164)     (463)     (507)
  Interest capitalized                    6        11        17        41
  Miscellaneous - net                   (15)       (9)      (43)     (157)
                                       (153)     (149)     (463)     (578)
Earnings Before Income Taxes            336       223       586       274
Income tax provision                    131        98       235       124
Earnings Before Extraordinary Loss      205       125       351       150
Extraordinary Loss Net of Tax             -        (7)       -         (7)
Net Earnings                            205       118       351       143
Preferred stock dividends                17        16        50        43
Earnings Applicable to
   Common Shares                   $    188  $    102  $    301  $    100

See accompanying notes.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONT'D)

                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
 (Unaudited)                     1994      1993      1994      1993
Earnings Per Common Share:
  Primary:
    Before Extraordinary Loss  $   2.47  $   1.43  $   3.95  $   1.40
    Extraordinary Loss               -      (0.10)        -     (0.10)
    Net Earnings               $   2.47  $   1.33  $   3.95  $   1.30

  Fully diluted
    Before Extraordinary Loss  $   2.27  $   1.34  $   3.89  $   1.40
    Extraordinary Loss                -     (0.08)        -     (0.10)
    Net Earnings               $   2.27  $   1.26  $   3.89  $   1.30

Number of common shares
 used in computations (millions)
    Primary                          76        76        76        76
    Fully diluted                    90        98        90        76

See accompanying notes.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

                                       September 30,  December 31,
 (Unaudited) (in millions)                 1994            1993
Current Assets
  Cash                                  $     31     $       63
  Short-term investments                   1,026            523
  Receivables, net                         1,114            910
  Inventories, net                           675            688
  Other current assets                       516            506
    Total current assets                   3,362          2,690

Equipment and Property
  Flight equipment, net                   10,001          9,783
  Purchase deposits for flight equipment     121            350
                                          10,122         10,133
  Other equipment and property, net        2,037          2,128
                                          12,159         12,261

Equipment  and Property Under  Capital
Leases
  Flight equipment, net                    1,729          1,543
  Other equipment and property, net          176            173
                                           1,905          1,716
Route acquisition costs, net               1,039          1,061
Other assets, net                          1,823          1,598
                                        $ 20,288       $ 19,326
Current Liabilities
  Accounts payable                      $    961       $    921
  Accrued liabilities                      1,694          1,726
  Air traffic liability                    1,679          1,460
  Current maturities of long-term debt       261            200
  Current obligations under capital leases   147            110
    Total current liabilities              4,742          4,417

Long-term debt                             5,192          5,431
Obligations under capital leases           2,301          2,123
Deferred income taxes                        542            310
Postretirement benefits                    1,168          1,090
Other liabilities, deferred  gains,
deferred credits                           1,748          1,679


Stockholders' Equity
  Convertible preferred stock              1,081          1,081
  Common stock                                76             76
  Additional paid-in capital               2,041          2,035
  Retained earnings                        1,397          1,084
                                           4,595          4,276
                                        $ 20,288       $ 19,326

See accompanying notes.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Nine Months Ended September 30,
(Unaudited) (in millions)                         1994       1993
Net Cash Provided by Operating Activities       $   1,672  $   1,391

Cash Flow from Investing Activities:
  Capital expenditures                               (745)    (1,702)
  Net increase in short-term investments             (503)      (322)
  Investment in Canadian Airlines
    International, Ltd.                              (177)         -
  Other, net                                           18         (2)
        Net cash used for investing activities     (1,407)    (2,026)

Cash Flow from Financing Activities:
  Proceeds from:
    Issuance of long-term debt                        146        294
    Issuance of preferred stock                         -      1,081
  Net repayments of short-term borrowings with
    maturities of 90 days or less                       -       (350)
  Other short-term borrowings                         200          -
  Payments on other short-term borrowings            (200)       (29)
  Payments on long-term debt and capital
    lease obligations                                (396)      (247)
  Payments of dividends on preferred stock            (49)       (32)
  Other, net                                            2          4
        Net cash (used for) provided by
         financing activities                        (297)       721

Net (decrease) increase in cash                       (32)        86
Cash at beginning of period                            63         45
Cash at end of period                             $    31    $   131

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)           $   428    $   427
  Income taxes                                        (32)       (35)

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred              $   280    $    21

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

2. Passenger revenues for the nine months ended September 30, 1994, includes a positive adjustment of $49 million produced by a change in the estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program. Included in passenger revenues for the nine months ended September 30, 1993 is a positive adjustment of $115 million resulting from a change in estimate relating to certain earned passenger revenues.

3. Included in Miscellaneous - net for the nine months ended September 30, 1993, is a $125 million charge related to the retirement of 31 DC-10 aircraft. The charge represents the Company's best estimate of the expected loss based upon the anticipated method of disposition. However, should the ultimate method of disposition differ, the actual loss could be different than the amount estimated.

4. In the third quarter of 1993, AMR repurchased approximately $59 million in face value of long-term debt. The repurchase resulted in an extraordinary loss of $12 million ($7 million after tax)

5. Accumulated depreciation of owned equipment and property at September 30, 1994 and December 31, 1993 was $5.4 billion and $4.9 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1994 and December 31, 1993 was $862 million and $760 million, respectively.

6.In  April  1994  AMR  signed a comprehensive 20-year  services  ag reement with Canadian Airlines International, Ltd. (CAI). Among the services AMR will provide CAI are accounting, data processing and communications operations, operations planning, pricing and yield management, international services, passenger services procedures training, and U. S. originating reservations activity. In April 1994 AMR also made a $177 million investment in CAI, giving it approximately a one-third economic interest in the company.

7. In October 1994 AMR offered to exchange up to $1.1 billion in principal amount of 6.125% subordinated convertible debentures maturing in 2024 for up to all of its outstanding convertible preferred stock. Each $1,000 debenture will be convertible into common stock of AMR at a conversion price of $79 per share, equivalent to 12.658 shares per $1,000 debenture.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary AMR recorded net earnings of $205 million ($2.47 per common share primary, $2.27 fully diluted) for the three months ended September 30, 1994, compared with net earnings of $118 million ($1.33 per common share primary, $1.26 per common share fully diluted) for the same period in 1993. AMR's third quarter operating income increased 31.5 percent to $489 million.

For the nine months ended September 30, 1994, AMR recorded net earnings of $351 million ($3.95 per common share primary, $3.89 per common share fully diluted) compared with net earnings of $143 million ($1.30 per common share, both primary and fully diluted) for the same period of 1993. AMR's operating income improved 23.1 percent to $1.0 billion.

AMR's results for the nine months ended September 30, 1994, included a $49 million positive adjustment ($29 million after tax) to passenger revenues produced by a change in the Company's estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program.

The results for the nine months ended September 30, 1993, included a positive $115 million adjustment ($67 million net of related commission expense and taxes) to passenger revenues for a change in estimate related to certain earned passenger revenues and a $125 million charge ($79 million after tax) for the retirement of 31 McDonnell Douglas DC-10 aircraft.

The improvement in AMR's results reflected better performance by each of the Company's three business units - the Air Transportation Group, which includes American Airlines, Inc.'s Passenger and Cargo divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology businesses; and the Management Services Group, which includes AMR's airline management, aviation services, training, consulting, and investment service activities.

The following sections provide a discussion of AMR's results by reporting segment. A description of the businesses in each reporting segment is included in AMR's Annual Report on Form 10-K for the year ended December 31, 1993.

For the Three Months Ended September 30, 1994 and 1993

AIR TRANSPORTATION GROUP
FINANCIAL HIGHLIGHTS

(in millions)                           Three Months Ended September 30,
                                              1994              993
Revenues
  Passenger - American Airlines               $ 3,370        $ 3,447
                    - AMR Eagle                   220            191
  Cargo                                           163            156
  Other                                           170            134
                                                3,923          3,928

Expenses
  Wages, salaries and benefits                  1,226          1,200
  Aircraft fuel                                   421            464
  Commission to agents                            346            401
  Depreciation and amortization                   242            238
  Other operating expenses                      1,323          1,352
    Total operating expenses                    3,558          3,655
Operating Income                                  365            273

Other Income (Expense)                          (139)           (139)

Earnings Before Income Taxes               $     226      $      134

Revenues
The Company's plan to maximize Passenger division revenue per available seat mile (ASM) by reducing capacity and optimizing the deployment of flight assets resulted in a 1.5 percent increase in passenger traffic on a 5.0 percent decline in ASMs. As a result, passenger load factor increased 4.3 points and revenue per ASM improved by 2.9 percent. Average stage length increased approximately 5.8 percent, contributing to a decline in Passenger division yield since fares on longer trips tend to be lower on a per ASM basis. In addition, yields continued to be hampered by competitive fare actions and the impact of low fare carriers in certain domestic markets.

American's passenger revenues decreased 2.2 percent, $77 million, in the third quarter of 1994. Passenger revenue yield per passenger mile decreased 3.6 percent to 12.48 cents in the third quarter. Domestic yields dropped 4.7 percent while international yields increased 1.1 percent.

The decrease in American's ASMs is the result of retiring 56 aircraft (23 McDonnell Douglas DC-10 and 33 Boeing 727 aircraft) and leasing two McDonnell Douglas MD-11 aircraft, partially offset by the addition of 27 new aircraft (17 Fokker F100, seven Boeing 757 and three Boeing 767 aircraft) since September 30, 1993.

American's domestic traffic increased 0.2 percent while capacity was reduced 5.7 percent. International traffic grew 4.3 percent while capacity decreased 3.1 percent. The growth in international traffic was in Latin America, which increased 4.9 percent on a capacity decrease of 1.0 percent and in Europe where traffic increased 4.5 percent with a capacity decrease of 5.6 percent.

Passenger revenues of the AMR Eagle carriers increased 15.2 percent, $29 million, primarily due to the expansion of regional operations into new and larger markets. Traffic on the AMR Eagle carriers increased 16.3 percent on a capacity increase of 19.4 percent. The increase in the AMR Eagle carriers' ASMs is the result of the addition of 25 aircraft since September 30, 1993 (11 64-seat Super ATR and 14 34-seat Saab 340 aircraft), partially offset by the retirement of 25 aircraft (23 19-seat Jetstream 31 and two 36-seat Shorts 360 aircraft.)

Cargo revenues increased 4.5%, $7 million, as a result of an 11.0 percent increase in American's cargo volumes partially offset by a
6.4 percent decline in yields.

Other revenues increased 26.9%, $36 million, primarily as a result of an increase in aircraft rental and servicing revenues.

Expenses
American's capacity or ASMs decreased 5.0 percent in the third quarter of 1994 primarily as a result of the fleet changes mentioned previously. The Air Transportation Group's operating expenses decreased 2.7 percent, $97 million. Since capacity decreased more rapidly than expenses, American's Passenger Division operating expenses per ASM increased 0.2 percent to 8.08 cents. Wages, salaries and benefits increased 2.2 percent, $26 million, due to salary adjustments for existing employees partially offset by a 3.7 percent reduction in the average number of equivalent employees. Aircraft fuel expense fell 9.3 percent, $43 million, due primarily to a 7.1 percent decline in gallons consumed by American combined with a 3.2 percent decrease in American's average price per gallon. Commissions to agents decreased 13.7 percent, $55 million, due principally to the decrease in passenger revenues and to a change in classification of certain international commissions. New aircraft acquisitions and other capital expenditures raised depreciation and amortization 1.7 percent, $4 million. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses decreased 2.1 percent, $29 million. Maintenance expenses were lower as a result of retiring older jet aircraft from the fleet and increased operating efficiencies as well as a more vigorous maintenance warranty recovery effort. Booking fee expense increased 18.4%, $12 million, due to significant fare activity in the third quarter of 1994.

AIR TRANSPORTATION GROUP OPERATING STATISTICS

                        Three Months Ended September 30, Percent
 (Unaudited)                         1994      1993      Change
 American Airlines Passenger
 Division:
 Revenue passenger miles            27,011    26,622     1.5
 (millions)
 Available seat miles (millions)    39,736    41,812    (5.0)
 Passenger load factor              68.0%     63.7%      4.3 pts.
 Passenger revenue yield
   per passenger mile (cents)       12.48     12.95     (3.6)
 Passenger revenue per
   available seat mile (cents)      8.48      8.24       2.9
 Operating expenses
   per available seat mile (cents)  8.08      8.06      0.2
 Fuel consumption (gallons, in      711       765       (7.1)
 millions)
 Fuel price per gallon (cents)      56.9      58.8      (3.2)

 American Airlines Cargo Division:
 Cargo ton miles (millions)         504       454       11.0
 Revenue yield per ton mile         31.96     34.14     (6.4)
 (cents)

 AMR Eagle, Inc.:
 Revenue passenger miles            692       595       16.3
 (millions)
 Available seat mile (millions)     1,192     998       19.4
 Passenger load factor              58.1%     59.6%     (1.5) pts.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(in millions)

                                  Three Months Ended September 30,
                                                 1994        1993

Revenues                                         $  393    $  356

Expenses
   Wages, salaries and benefits                     124       105
   Depreciation and amortization                     44        44
   Other operating expenses                         115       122
       Total operating expenses                     283       271
Operating Income                                    110        85

Other Income (Expense)                              (12)       (1)

Earnings Before Income Taxes                     $   98    $   84

Revenues
Revenues for The SABRE Group increased 10.4 percent, $37 million, primarily due to increased booking fee revenues resulting from growth in booking volumes due to continued air fare initiatives, increases in average fees per booking collected from participating vendors, and the introduction of a premium product.

Expenses
Wages, salaries and benefits increased 18.1 percent, $19 million, due to a 4.4 percent increase in the average number of equivalent employees and wage and salary increases. Other operating expenses decreased 5.7 percent, $7 million, due to a decrease in maintenance costs on computer equipment partially offset by higher incentive payments to travel agents.

AMR MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(in millions)

                                     Three Months Ended September 30,
                                                  1994      1993

Revenues                                         $   136   $  120

Expenses
  Wages, salaries and benefits                        41       27
  Other operating expenses                            81       79
    Total operating expenses                         122      106
Operating Income                                      14       14

Other Income (Expense)                                (2)      (9)

Earnings Before Income Taxes                      $   12   $    5

Revenues
Revenues  for  the  AMR  Management Services  Group  increased  13.3 percent, $16 million. AMR Services' revenues increased 13.0 percent, $10 million, primarily as a result of strong domestic fuel sales, expansion of European operations, and the acquisition of an additional domestic fixed-base operator in November 1993. Revenues of AMR Training and Consulting Group, increased by approximately $3 million in the third quarter of 1994.

Expenses
Wages, salaries and benefits increased 51.9 percent, $14 million, due primarily to a 16.6 percent increase in the average number of equivalent employees driven by the acquisition and startup of the new operations mentioned above.

Other Income (Expense)
Other Income (Expense) decreased 77.8%, $7 million, due primarily to income accrued for dividends on the company's investment in CAI.

For the Nine Months Ended September 30, 1994 and 1993

AIR TRANSPORTATION GROUP
FINANCIAL HIGHLIGHTS
(in millions)

                                     Nine Months Ended  September 30,
                                              1994             1993
Revenues
  Passenger - American Airlines               $ 9,665       $ 10,058
                   - AMR Eagle                    608            536
  Cargo                                           484            472
  Other                                           458            402
                                               11,215         11,468

Expenses
  Wages, salaries and benefits                  3,669          3,622
  Aircraft fuel                                 1,204          1,434
  Commission to agents                          1,011          1,112
  Depreciation and amortization                   768            728
  Other operating expenses                      3,865          3,996
    Total operating expenses                   10,517         10,892
Operating Income                                  698            576

Other Income (Expense)                           (424)          (552)

Earnings Before Income Taxes                $     274     $       24

Revenues
The Company's plan to maximize Passenger division revenue per available seat mile (ASM) by reducing capacity and optimizing the deployment of flight assets resulted in a 1.1 percent decrease in passenger traffic on a 6.3 percent decline in ASMs. As a result, passenger load factor increased 3.4 points and revenue per ASM improved by 2.7 percent. Average stage length increased approximately 6.3 percent, contributing to a decline in Passenger division yield since fares on longer trips tend to be lower on a per ASM basis. In addition, yields continued to be hampered by competitive fare actions and the impact of low fare carriers in certain domestic markets.

American's passenger revenues decreased 3.9 percent, $393 million, in the first nine months of 1994. Passenger revenue yield per passenger mile decreased 2.8 percent to 13.09 cents in 1994. Domestic yields dropped 4.2 percent while international yields increased 1.1 percent.

The decrease in American's ASMs is the result of retiring 56 aircraft (23 McDonnell Douglas DC-10 and 33 Boeing 727 aircraft) and leasing two McDonnell Douglas MD-11 aircraft, partially offset by the addition of 27 new aircraft (17 Fokker F100, seven Boeing 757 and three Boeing 767 aircraft) since September 30, 1993.

For the first nine months of 1994 compared to the same period in 1993, American's domestic traffic decreased 2.6 percent on capacity reductions of 7.1 percent and international traffic grew 2.7 percent on a capacity reduction of 4.3 percent. The change in international traffic was driven by 7.4 percent growth in Latin America with a capacity decrease of 0.1 percent, offset by a 1.1 percent decrease in traffic to Europe primarily driven by a capacity reduction of 9.0 percent.

Passenger revenues of the AMR Eagle carriers increased 13.4 percent, $72 million, primarily due to the expansion of regional operations into larger markets. Traffic on the AMR Eagle carriers increased
19.2 percent, while capacity grew 16.1 percent.

Cargo revenues increased 2.5 percent, $12 million, driven by a 8.5 percent increase in American's domestic and international cargo volumes, partially offset by a decrease in yields of 6.0 percent brought about by strong price competition resulting from excess industry capacity.

Other revenues increased 13.9%, $56 million, primarily as a result of an increase in aircraft rental and servicing revenues.

Expenses
American's capacity or ASMs decreased 6.3 percent in the first nine months of 1994 primarily as a result of the fleet changes mentioned previously. Air Transportation Group's operating expenses decreased 3.4 percent, $375 million. Because capacity decreased more rapidly than expenses, American's passenger division cost per ASM increased by 1.5 percent to 8.36 cents. Wages, salaries and benefits rose 1.3 percent, $47 million, due primarily to salary adjustments for existing employees, partially offset by a 3.7 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 16.0 percent, $230 million, due to an 8.9 percent decrease in American's average price per gallon, combined with a 8.4 percent decrease in gallons consumed by American. Commissions to agents decreased 9.1 percent, $101 million, due principally to decreased passenger revenues and a reduction in the percentage of American's revenue subject to commissions. New aircraft acquisitions and other capital improvements raised depreciation and amortization costs 5.5 percent, $40 million. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses decreased 3.3 percent, $131 million, primarily due to lower maintenance costs as a result of retiring older jet aircraft from the fleet, increased operating efficiencies as well as a more vigorous maintenance warranty recovery effort. Food costs and landing fees fell as a result of declines in traffic and capacity, respectively.

AIR TRANSPORTATION GROUP OPERATING STATISTICS

                        Nine Months Ended September 30,  Percent
 (Unaudited)                         1994      1993      Change
 American Airlines Passenger
 Division:
 Revenue passenger miles             73,833    74,656    (1.1)
 (millions)
 Available seat miles (millions)    114,404   122,149    (6.3)
 Passenger load factor                 64.5%     61.1%    3.4 pts.
 Passenger revenue yield
   per passenger mile (cents)          13.09     13.47   (2.8)
 Passenger revenue per
   available seat mile (cents)          8.45     8.23     2.7
 Operating expenses
   per available seat mile (cents)      8.36     8.24     1.5
 Fuel consumption (gallons, in         2,055    2,244    (8.4)
 millions)
 Fuel price per gallon (cents)          56.5     62.0    (8.9)
 Operating aircraft at period
  end period                             650      681    (4.6)

 American Airlines Cargo Division:
 Cargo ton miles (millions)            1,441    1,328     8.5
 Revenue yield per ton mile (cents)    33.17    35.27    (6.0)

 AMR Eagle, Inc.:
 Revenue passenger miles (millions)    1,874    1,572    19.2
 Available seat miles (millions)       3,308    2,850    16.1
 Passenger load factor                  56.7%    55.2%    1.5 pts.
 Operating aircraft at period end
   period                                275      275       -

RESULTS OF OPERATIONS (CONTINUED)

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(in millions)

                                         Nine Months Ended September 30,
                                                    1994    1993

Revenues                                         $  1,167  $ 1,033

Expenses
   Wages, salaries and benefits                       367      309
   Depreciation and amortization                      135      131
   Other operating expenses                           351      352
       Total operating expenses                       853      792
Operating Income                                      314      241

Other Income (Expense)                                (22)      (4)

Earnings Before Income Taxes                     $    292   $  237

Revenues
Revenues for The SABRE Group increased 13.0 percent, $134 million, primarily due to increased booking fee revenues resulting from growth in booking volumes due to continued air fare initiatives, increases in average fees per booking collected from participating vendors, and the introduction of a premium product.

Expenses
Wages, salaries and benefits increased 18.8 percent, $58 million, due to wage and salary increases and a 5.4 percent increase in the average number of equivalent employees.

AMR MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(in millions)

                                               Nine Months Ended
                                                 September 30,
                                                 1994      1993
Revenues                                         $   394   $  331

Expenses
  Wages, salaries and benefits                       119       77
  Other operating expenses                           238      219
    Total operating expenses                         357      296
Operating Income                                      37       35

Other Income (Expense)
                                                    (17)      (22)

Earnings Before Income Taxes                     $   20    $   13

Revenues
Revenues  for  the  AMR  Management  Service  Group  increased  19.0 percent, $63 million. AMR Services' revenues increased 17.9 percent, $38 million, primarily as a result of strong domestic fuel and deicing service sales, expansion of European operations, and the acquisition of an additional domestic fixed-base operator in November 1993. Americas Ground Services, which began operations in the second quarter of 1993, contributed $21 million in revenues. Revenues of AMR Training and Consulting Group, which began operations in the first quarter of 1993, increased by approximately $9 million in the first nine months of 1994.

Expenses
Wages, salaries and benefits increased 54.5 percent, $42 million, due primarily to a 32.7 percent increase in the average number of equivalent employees. Other operating expenses increased 8.7 percent, $19 million, due primarily to the startup of operations for Americas Ground Services and AMR Training and Consulting Group and the expansion of AMR Services.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine month period ended September 30, 1994, was $1.7 billion compared to $1.4 billion in 1993. Capital expenditures for the first nine months of 1994 were $745 million and included the acquisition of 17 jet aircraft by
American:  three Boeing 757-200, one Boeing 767-300ER and 13  Fokker
100. AMR Eagle acquired 13 turboprop aircraft: ten Super ATRs and three Saab 340Bs. In 1994 AMR expended $177 million to acquire an approximate one-third economic interest in Canadian Airlines International, Ltd. These expenditures, plus an expansion of certain airport facilities, were financed by internally generated cash and the issuance of long-term debt.

Financial Instruments
As part of the Company's risk management program, AMR uses a variety of financial instruments, including interest rate swaps, fuel swap contracts, and currency exchange agreements.

American enters into interest rate swap contracts as part of its effort to effectively convert a portion of American's fixed-rate obligations to floating-rate obligations. Under the contracts, American agrees to exchange , at specific intervals, the difference between fixed- and floating-rate amounts calculated on an agreed upon notional principal amount. Because American's operating results tend to be better in economic cycles with relatively high interest rates and its capital investments tend to be financed with long-term fixed-rate instruments, interest rate swaps in which American pays the floating and receives the fixed rate are used to reduce the impact of market fluctuations on American's net income. At September 30, 1994, such interest rate swap agreements with a notional principal amount of $2.0 billion were in effect. The net impact of the interest rate swap program on interest expense and the Company's weighted average borrowing rate for the periods presented is immaterial.

American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreement American receives or makes payments based on the difference between a fixed and variable price for certain fuel commodities. At September 30, 1994, American had agreements with broker-dealers to exchange payments on approximately 20 percent of its remaining 1994 expected fuel needs and approximately 10 percent of expected 1995 fuel needs. The Company does not expect a material effect of the fuel swap program on liquidity.

To hedge against the risk of future currency exchange rate fluctuations on certain debt and lease obligations and related interest payable in foreign currencies, the Company enters into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign-currency-denominated debt and lease obligations translated at the current rate.

At the present time the Company has no significant unhedged exposure to foreign-currency-denominated assets and liabilities.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the interest rate swap, fuel swap, and foreign currency exchange contracts, but the Company does not anticipate nonperformance by any of these counterparties. The Company's current credit exposure is limited to the value of contracts that have become favorable to the Company. To manage market and credit risks, the Company selects counterparties based upon credit ratings, limits its exposure to a single counterparty under defined guidelines, monitors the market position of the program and its relative market position with each counterparty, and maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral in certain situations. As of September 30, 1994, no collateral was required under these agreements.

Environmental Matters The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund). The Company is also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing safety, health and environmental program, the Company has maintained compliance with such requirements without any material adverse effect on its business.

The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the Federal Aviation Administration (FAA) in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 25 percent by December 31, 1994; 50 percent by December 31, 1996; 75 percent by December 31, 1998, and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55 percent, 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively.

The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of night-time curfews. The ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. At September 30, 1994, approximately 86 percent of American's active fleet was Stage III. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Clean Air Act provides that state and local governments may not adopt or enforce aircraft emission standards unless those standards are identical to the federal standards. The engines on American's aircraft meet the EPA's turbine engine emissions standards.

American has been identified by the EPA as a potentially responsible party (PRP) with respect to the following Superfund Sites:
Operating Industries, Inc., California; Cannons, New Hampshire; Byron Barrel and Drum, New York; Palmer PSC, Massachusetts; Frontier Chemical, New York and Duffy Brothers, Massachusetts. American has settled the Cannons and Byron Barrel and Drum matters, and all that remains to complete these matters are administrative tasks. American has signed a partial consent decree with respect to Operating Industries, Inc. With respect to the Operating Industries, Inc., Palmer PSC, Frontier Chemical and Duffy Brothers sites, American is one of several PRPs named at each site. Although they are Superfund Sites, American's alleged waste disposal is minor compared to the other PRPs.

American, along with most other tenants at Logan Airport in Boston, have been notified under the Massachusetts State Superfund Statute of a claim for contribution by the Massachusetts Port Authority (Massport). Massport has claimed that American is responsible for past and future remediation costs at the airport. American is vigorously defending against Massport's claim.

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

Other
In October 1994 AMR offered to exchange up to $1.1 billion in principal amount of 6.125 percent subordinated convertible debentures maturing in 2024 for up to all of its outstanding convertible preferred stock. Each $1,000 debenture will be convertible into common stock of AMR at a conversion price of $79 per share, equivalent to 12.658 shares per $1,000 debenture.

The Company has continued the course of change initiated in 1993 under the Transition Plan. The majority of the Company's efforts to date have focused on reducing airline costs and restoring airline operations to adequate and sustainable profitability. Since early 1993 the Air Transportation Group has removed approximately 90 jet aircraft from the fleet; withdrawn jet service from over 90 markets; eliminated service to almost 30 cities; and reduced its workforce by over 5,000 employees. In the fourth quarter of 1994 AMR expects to record a significant charge related to early retirement programs and staff reductions in the Air Transportation Group. In addition, AMR is evaluating further restructuring to its workforce and route network in 1995, which may result in additional charges for the 1994 fourth quarter. At the present time the amount of the fourth quarter charges cannot be reasonably estimated. While it is expected that these charges will have a material impact on fourth quarter results of operations, they are not expected to have a significant impact on the financial position or liquidity of AMR.

                               PART II

Item 2-  Legal Proceedings

In December 1992, the U S. Department of Justice filed an antitrust lawsuit in the U S. District Court for the District of Columbia under Section 1 of the Sherman Act against several airlines, including the Company, alleging price fixing based upon the industry's exchange of fare information through the Airline Tariff Publishing Company. In March 1994, the Company and the remaining defendants in the case agreed to settle the lawsuit without admitting liability by entering into a stipulated final judgment that prohibits or restricts certain pricing practices including the announcement of fare increases before their effective date. This settlement has been approved by the Court and is now final.

American has been sued in two lass action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in
connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et el v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. The complaints allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established holiday blackout dates during which no AAdvantage seats would be available for certain awards. The plaintiffs allege that these changes breached American's contracts with AAdvantage members and were in violation of the Illinois Consumer Fraud and Deceptive Business Practice Act (Consumer Fraud Act). Plaintiffs seek money damages of an unspecified sum, punitive damages, costs, attorneys fees and an injunction preventing the Company from making any future changes that would reduce the value of AAdvantage benefits. American moved to dismiss both complaints, asserting that the claims are preempted by the Federal Aviation Act and barred by the Commerce Clause of the
U. S. Constitution.

The trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.
S. Supreme Court; and on October 5, 1992, that Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U. S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction were preempted, but that identical claims for compensatory and punitive damages were not preempted. On February 8, 1994, American filed petition for a writ of certiorari in the U. S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme
Court.   The  matter was argued before the U. S.  Supreme  Court  on
November 1, 1994.

                               PART II

Item 6. Exhibits and Reports on Form 8-K

     (a)    Exhibits filed with this report:

       Part I - Exhibit 11(a):  Computation of primary
                             earnings per share for the three
                             and nine months ended September
                             30, 1994 and 1993.

       Part I - Exhibit 11(b):  Computation of earnings per
                             share assuming full dilution for
                             the three and nine months ended
                             September 30, 1994 and 1993.

       Part I - Exhibit 12(a):  Computation of ratio of
                             earnings to fixed charges for
                             the nine months ended September
                             30, 1994 and 1993.

       Part I - Exhibit 12(b):  Computation of ratio of
                             earnings to combined fixed
                             charges and preferred stock
                             dividends for the nine months
                             ended September 30, 1994 and
                             1993.


     (b)    Reports on Form 8-K or amendments:

            On October 19, 1994 AMR filed a report on Form 8-K relative to its third quarter 1994 earnings release.

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


                              AMR CORPORATION




                         BY:  /s/ Donald J. Carty
                              Donald J. Carty
                              Executive Vice President and
                              Chief Financial Officer




DATE:   November 3, 1994
       22                                        PART I - EXHIBIT 11(a)
                           AMR CORPORATION
              Computation of Primary Earnings per Share
               (in millions, except per share amounts)

                               Three Months Ended  Nine Months Ended
                                September 30,        September 30,
                                  1994     1993       1994      1993
Earnings as adjusted:
  Net earnings                  $    205  $    118  $  351   $   143
  Less:Preferred  dividend
       requirements                   17        16      50        43

Earnings  applicable to  common
  shares                        $    188  $    102  $  301   $   100

Shares, as adjusted
    Average  number  of  shares
     outstanding                      76        75      76        75
    Add   shares  issued  upon
     assumed exercise   of   dilutive
     options, stock appreciation rights
     and warrants and shares assumed
     issued for deferred stock
     granted                           3         3       2         2
   Less assumed treasury
     shares repurchased               (3)       (2)     (2)       (1)
Shares, as adjusted                   76        76      76        76

Primary earnings per share        $ 2.47   $  1.33  $ 3.95   $  1.30

       23                                        PART I - EXHIBIT 11(b)
                           AMR CORPORATION
                  Computation of Earnings per Share
                       Assuming Full Dilution
               (in millions, except per share amounts)

                               Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                                  1994      1993      1994      1993
Earnings as adjusted:
  Net earnings                  $  205    $   118  $  351     $  143

  Less: Preferred  Dividend
        Requirements                17         16      50         43

Earnings applicable to common
  shares                           188        102     301        100

Adjustments:
Add:
 Interest upon assumed
 conversion of convertible debt
 (net of tax)                        -          6        -         (a)
 Dividends   upon   assumed
  conversion of convertible
  of convertible preferred stock     17        16        50        (a)
Earnings, as adjusted           $   205   $   124   $   351   $   100

Shares, as adjusted:
  Average  number  of  shares
    outstanding                      76         75       76        75
  Add shares issued upon:
   Assumed  conversion   of
    convertible debt                  -          7        -        (a)
   Assumed  conversion   of
    preferred stock                  14         14       14        (a)
   Assumed exercise of dilutive
    options, stock appreciation
    rights and warrants and
    shares assumedissued
    for deferred stock granted        3          3        2         2
   Less assumed treasury
     shares repurchased             (3)         (1)      (2)       (1)
Shares, as adjusted
                                    90          98       90        76

Earnings   per  share  assuming
  full dilution                $  2.27     $  1.26  $  3.89    $ 1.30

(a)  Conversion  not  assumed  as  results  would  be  anti-dilutive.
         24                                     PART   I -EXHIBIT 12(a)

                          AMR CORPORATION.

          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                Nine Months Ended
                                                    September 30,
                                                1994          1993
                                             (in millions  of dollars)
Earnings:
   Earnings before  income taxes          $     586    $    274

   Add: Total fixed charges (per below)         949       1,014

   Less: Interest capitalized                    17          41
     Total earnings                       $   1,518    $  1,247

Fixed charges:
   Interest                               $     463    $    507

   Portion of rental expense representative
     of the interest factor                     481         501

   Amortization of debt expense                   5           6
     Total fixed charges                   $    949     $ 1,014

Ratio of earnings to fixed charges             1.60        1.23

         25                                     PART   I -EXHIBIT 12(b)

                          AMR CORPORATION.

                  COMPUTATION OF RATIO OF EARNINGS
       TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                                                Nine Months Ended
                                                    September 30,
                                                1994          1993
                                             (in millions  of dollars)
Earnings:
   Earnings before income taxes           $     586    $    274

   Add: Total fixed charges (per below)       1,032       1,093

   Less: Interest capitalized                    17          41
     Total earnings                       $   1,601    $  1,326

Fixed charges:
   Interest                               $    463     $    507

   Portion of rental expense representative
     of the interest factor                    481          501

   Preferred dividend requirement               83           79

   Amortization of debt expense                  5            6
     Total fixed charges                  $  1,032      $ 1,093

Ratio of earnings to fixed charges            1.55         1.21