Form 10-K405
AMR CORP
filed 1995-03-29
CIK 6201

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
      For fiscal year ended December 31, 1994.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]

Commission file number 1-8400.

                               AMR CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 75-1825172
----------------------------------------    -----------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

         4333 Amon Carter Blvd.
           Fort Worth, Texas                               76155
----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code        (817) 963-1234
 Securities registered pursuant to Section 12(b) of the Act:


            Title of each class             Name of exchange on which registered
----------------------------------------    ------------------------------------
Common stock, $1 par value per share                New York Stock Exchange
5-1/4% Subordinated Debentures due 1998             New York Stock Exchange
6-1/8% Convertible Subordinated Quarterly
  Income Capital Securities due 2024                New York Stock Exchange
6-1/4% Subordinated Debentures due 1996             New York Stock Exchange
8.10% Notes due 1998                                New York Stock Exchange
9.00% Debentures due 2016

 Securities registered pursuant to Section 12(g) of the Act:


                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X  No    .
                                                     ---    ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995, was approximately $4,690,925,138. As of March 1, 1995, 75,966,399 shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE


 Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 1995.

================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.      BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. For financial reporting purposes, AMR's operations fall within three major lines of business: the Air Transportation Group (ATG), The SABRE Group and the AMR Management Services Group.

AIR TRANSPORTATION GROUP

ATG consists primarily of American's Passenger and Cargo divisions and AMR Eagle, Inc., a subsidiary of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1994, American provided scheduled jet service to more than 170 destinations, primarily throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. The Cargo Division provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE, INC. owns the four regional airlines which operate as "American Eagle" -- Flagship Airlines, Inc., Simmons Airlines, Inc., Executive Airlines, Inc., and Wings West Airlines, Inc. The American Eagle carriers provide connecting turboprop service from seven of American's high-traffic cities to smaller markets throughout the United States, the Bahamas and the Caribbean.

THE SABRE GROUP

AMR formed The SABRE Group in 1993 to capitalize on the synergies of combining its information technology businesses under common management. The SABRE Group includes SABRE Travel Information Network (STIN), SABRE Computer Services
(SCS), SABRE Decision Technologies (SDT), and SABRE Interactive.

STIN markets SABRE -- one of the largest privately owned, real-time computer systems in the world -- and provides travel distribution and information services to more than 28,000 travel agencies in 74 countries on six continents.

SCS manages and maintains AMR's technology infrastructure. SCS provides planning, installation and operation of data centers, voice and data communications networks and hardware, as well as technology and architectural planning to other AMR units and external customers.

SDT provides decision support systems, application software packages, systems development and consulting services to other AMR units and to external companies in the transportation, travel and other industries worldwide.

SABRE INTERACTIVE is a unit recently formed to investigate opportunities for consumer distribution via personal computer, CD-ROM, interactive television, cable and other media.

AMR MANAGEMENT SERVICES GROUP

The AMR Management Services Group consists of six AMR subsidiaries -- AMR Services Corporation, AMR Leasing Corporation, Americas Ground Services, Inc.
(AGS), AMR Investment Services, Inc., AMR Training & Consulting Group, Inc. (AMRTCG), and Airline Management Services, Inc. (AMS).

AMR SERVICES CORPORATION has several major operating divisions: Domestic and International Airline Services, AMR Combs and AMR Distribution Systems. The Airline Services divisions' main lines of business include airline ground and cargo handling, cabin service and an array of other air transportation-related services for carriers around the world. AMR Combs provides corporate aviation services through a network of 12 fixed-base operations in the United States and Mexico. It also is involved in a number of other related businesses, including parts and aircraft sales and operation of the world's largest executive charter service. AMR Distribution Systems serves the logistics marketplace and specializes in contract warehousing, trucking and multi-modal freight forwarding services.

      Beginning January 1, 1995, two AMR units -- TeleService Resources (TSR) and Data Management Services (DMS) -- which have been included in The SABRE Group for financial reporting purposes in 1993 and 1994, became part of AMR Services. TSR markets and operates a hotel reservations system and provides telemarketing and call management services. DMS provides data and document management services to American and to companies in the insurance, financial services and transportation industries.

AMR LEASING CORPORATION, a financing subsidiary, leases regional aircraft to subsidiaries of AMR Eagle.

AGS provides airline ground and cabin service handling at 11 locations in eight countries in the Caribbean and Central and South America. AGS was incorporated in 1993.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other
institutional investors.   It also manages the American AAdvantage Funds, which
have both institutional shareholders, including pension funds and bank and trust companies, and individual shareholders. As of December 31, 1994, AMR Investment Services was responsible for management of approximately $11.2 billion in assets, including direct management of approximately $4.4 billion in short-term investments.

AMRTCG provides specialized training, management and consulting services to companies in the aviation and transportation industries worldwide. AMRTCG was formed in 1992.

AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian Airlines International, Ltd. that the Company signed in April 1994.

         In March 1995, AMR announced the results of a six-month study of the Air Transportation Group's administrative functions. The Company identified $93 million in annual cost savings and began implementing organizational changes which are expected to yield additional cost reductions. Such organizational changes will not materially impact the Company's business segment financial reporting.

      Additional information regarding business segments is included in Management's Discussion and Analysis on pages 15 through 26 and in Note 14 to the consolidated financial statements.

ROUTES AND COMPETITION

AIR TRANSPORTATION   Service over almost all of the Air Transportation Group's
routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its routes, ATG competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and USAir. ATG also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

      Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates six hubs: Dallas/Fort Worth, Chicago O'Hare, Miami, Nashville, Raleigh/Durham and San Juan, Puerto Rico. In January 1995, American announced schedule reductions for 1995 which will end the airline's hub operations at Raleigh/Durham. Delta Air Lines and United Airlines have large hub operations at American's Dallas/Fort Worth and Chicago O'Hare hubs, respectively.

      The American Eagle carriers increase the number of markets the Air Transportation Group serves by providing connections to American at its hubs and certain other major airports. The American Eagle carriers -- Simmons Airlines, Inc., Flagship Airlines, Inc., Wings West Airlines, Inc. and Executive Airlines, Inc. -- serve smaller markets through Dallas/Fort Worth, Chicago, Miami, Nashville, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

      In addition to its extensive domestic service, American provides service to and from cities in various other countries, primarily across North, Central and South America and Europe. In 1991, American added service to 20 cities in 15 countries in Latin America with the acquisition of route authorities from Eastern Air Lines. In 1992, American added service from several U.S. gateway cities to London's Heathrow Airport with the acquisition of Trans World Airlines' route authorities. American's operating revenues from foreign operations were approximately $4.3 billion in 1994, $3.9 billion in 1993 and $3.7 billion in 1992. Additional information about the Company's foreign operations is included in Note 12 to the consolidated financial statements.

      Competition in international markets is generally subject to more extensive government regulation than domestic markets. In these markets, American competes with foreign-investor owned carriers, national flag carriers and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral relations between the U.S. and various foreign countries served by American are currently being renegotiated.

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

      The major domestic carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers -- including American -- have made substantial equity investments in, or established marketing relationships with, other carriers.

COMPUTER RESERVATION SYSTEMS   The complexity of the various schedules and
fares offered by air carriers has fostered the development of electronic distribution systems. Travel agents and other subscribers access travel information and book airline, hotel and car rental reservations and issue airline tickets using these systems. American developed the SABRE computer reservation system (CRS), which is one of the largest CRSs in the world. Competition among the CRS vendors is strong. Services similar to those offered through SABRE are offered by several air carriers and other companies in the United States and abroad.

      The SABRE CRS has several advantages relative to its competition. SABRE ranks first in market share among travel agents in the U.S. The SABRE CRS is furthering its expansion into international markets and continues to be in the forefront of technological innovation in the CRS industry.

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

      Fare discounting by competitors has historically had a negative effect on ATG's financial results because ATG is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines have begun to implement efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic or changes in the mix of traffic that improves yields, ATG's operating results will be negatively impacted.

AIRPORT ACCESS   In 1968, the FAA issued a rule designating New York John F.
Kennedy, New York LaGuardia, Washington National, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high density airport classification. The rule adopted hourly take-off and landing slot allocations for each of these airports. In 1993, the FAA granted a permanent rule change allowing each commuter operator at O'Hare to use 50 percent of its slots for jets having not more than 110 seats.
Currently, the FAA permits the purchasing, selling, leasing and trading of these slots by airlines and others, subject to certain restrictions. Certain foreign airports, including London Heathrow, a major European destination for American, also have slot allocations.

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

ENVIRONMENTAL MATTERS   The Company is subject to various laws and government
regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The Company is also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing safety, health and environmental program, the Company has maintained compliance with such requirements without any material adverse effect on its business.

      For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 25 percent by December 31, 1994; 50 percent by December 31, 1996; 75 percent by December 31, 1998, and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55 percent, 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1994, approximately 86 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

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

      American has been identified by the EPA as a potentially responsible party (PRP) with respect to the following Superfund Sites: Operating Industries, Inc., California; Cannons, New Hampshire; Byron Barrel and Drum, New York; Palmer PSC, Massachusetts; Frontier Chemical, New York and Duffy Brothers, Massachusetts. American has settled the Palmer PSC and Byron Barrel and Drum matters, and all that remains to complete these matters are administrative tasks. American has signed a partial consent decree with respect to Operating Industries, Inc. With respect to the Operating Industries, Inc., Palmer PSC, Frontier Chemical and Duffy Brothers sites, American is one of several PRPs named at each site. American's alleged waste disposal although they are Superfund sites is minor compared to the other PRPs.

      American, along with most other tenants at Boston Logan International Airport, has been notified under the Massachusetts State Superfund statute of a claim for contribution by the Massachusetts Port Authority

(Massport). Massport has claimed that American is responsible for past and future remediation costs at the airport. American is vigorously defending against Massport's claim.

      American, along with most other tenants at the San Francisco International Airport, has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary.

      AMR Combs Memphis, an AMR Services subsidiary, has been named a PRP at an EPA Superfund Site in West Memphis, Arkansas. AMR Combs Memphis' alleged involvement in the site is minor relative to the other PRPs.

      Flagship Airlines, Inc., an AMR Eagle subsidiary, has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York.

      AMR does not expect these matters, individually or collectively, to have a material impact on its financial condition, operating results or cash flows.

LABOR

The airline business is labor intensive. Approximately 82 percent of AMR's employees work in the Air Transportation Group. Wages, salaries and benefits represented nearly 37 percent of AMR's consolidated operating expenses for the year ended December 31, 1994. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

      The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of its proposed amendments and the hiring of replacement workers.

      American's collective bargaining agreement with the Association of Professional Flight Attendants became amendable on December 31, 1992. The NMB declared an impasse in the negotiations in September 1993, following a long period of negotiation and mediation, and the parties entered into a 30-day cooling off period, which ended without an agreement. At the end of the cooling off period, American imposed certain contract amendments as permitted by law. After the union staged a five-day strike against American in November 1993, the parties agreed to resolve the remaining issues through binding arbitration. The arbitration process is complex and will likely not be decided for several months. While the ultimate outcome is uncertain, the new contract will likely result in higher unit labor costs in 1995 than in 1994.

      American's collective bargaining agreement with the Allied Pilots Association became amendable on August 31, 1994. American's collective bargaining agreement with the Transport Workers Union became amendable March 1, 1995.

      A majority of the workforces at the four AMR Eagle carriers is represented by labor unions and covered by a number of different collective bargaining agreements. Certain of these agreements are currently in negotiation. In addition, a proceeding is pending before the NMB in which the issue is whether the four American Eagle carriers should be treated as a single carrier for labor relations purposes. If such a finding ultimately is made, each unionized employee classification would have all members of all four carriers represented for collective bargaining purposes as a single unit. A determination by the NMB is not likely before mid-1995. The ultimate outcome of this proceeding and its effect on costs is uncertain.

FUEL

The Air Transportation Group's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1990 through 1994 were:

                                                                                           Percent of
                      Gallons                                     Average Price              AMR's
                      Consumed              Total Cost             Per Gallon              Operating
Year               (in millions)           (in millions)           (in cents)               Expenses
----               -------------           ------------           -------------            ----------
1990                   2,397              $    1,899                  79.2                   16.4
1991                   2,527                   1,780                  70.5                   13.8
1992                   2,862                   1,862                  65.1                   12.9
1993                   2,939                   1,818                  61.8                   12.0
1994                   2,741                   1,556                  56.7                   10.3

      Based upon American's 1994 fuel consumption, a one-cent rise in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program. AMR's fuel cost in 1994 decreased
13.9 percent over the prior year, primarily due to an 8.3 percent decrease in American's average price per gallon and a 6.7 percent decrease in gallons consumed by American.

      The impact of fuel price changes on the Company's competitors is dependent upon various factors, including their hedging strategies. However, lower fuel prices may be offset by increased price competition and lower revenues for all air carriers. Conversely, there can be no assurance that American will be able to pass fuel cost increases on to its customers by increasing fares in the future.

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

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

      Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity controlled seating. All miles earned after July 1989 must be redeemed within three years or they expire.

      American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (20,000 miles prior to February 1, 1995; 25,000 miles thereafter) and such award is expected to be used for free travel on American. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. No accrual is made for non-travel awards since the cost to American, if any, is de minimis.

      At December 31, 1994 and 1993, American estimated that approximately 4.5 million and 5.4 million free travel awards, respectively, were eligible for redemption. At December 31, 1994 and 1993, American estimated that approximately 3.6 million and 4.4 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, mileage that is not expected to ever be redeemed for free travel, and mileage related to accounts that have reached the lowest level of free travel award but are estimated based on historical data to be redeemed for discounts and upgrades, free travel on participating airlines other than American, or services other than free travel, for which American has no obligation to pay the provider of those services. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American and deferred revenues for mileage sold to others participating in the program was $329 million and $380 million, representing
6.7 percent and 8.6 percent of AMR's total current liabilities, at December 31, 1994 and 1993, respectively.

      The number of free travel awards used for travel on American during the years ended December 31, 1994, 1993 and 1992, was approximately 2,198,000, 2,163,000, and 1,474,000, respectively, representing 8.5 percent, 9.5 percent and 6.0 percent of total revenue passenger miles for each period, respectively. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

      The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor strikes and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1994, is included in Note 15 to the consolidated financial statements.

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

ITEM 2.      PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by AMR's subsidiaries at December 31, 1994, included:

                                                                                                                   Weighted
                                       Current                                                                      Average
                                       Seating                        Capital       Operating                         Age
       Equipment Type                 Capacity          Owned         Leased         Leased         Total           (Years)
----------------------------          --------          -----         -------       --------        -----           ------
JET AIRCRAFT
Airbus A300-600R                          267             10             -             25             35              5
Boeing 727-200                            150             49            22             17             88             18
Boeing 757-200                            188             40             9             32             81              3
Boeing 767-200                            172              8             -              -              8             12
Boeing 767-200 Extended Range             172              9            13              -             22              8
Boeing 767-300 Extended Range             215             12             3             22             37              4
Fokker 100                                 97             66             5              4             75              2
McDonnell Douglas DC-10-10            237/290             14             4              -             18             18
McDonnell Douglas DC-10-30                273              5             1              -              6             20
McDonnell Douglas MD-11               251/271             17             -              -             17              2
McDonnell Douglas MD-80                   139            119            25            116            260              7
                                                      ------         -----          -----          -----          -----
    Total                                                349            82            216            647              8
                                                      ======         =====          =====          =====          =====


REGIONAL AIRCRAFT
ATR 42                                     46             28             2             16             46              5
Super ATR                                  64             23             -              5             28              2
Jetstream 32                               19              -             -             52             52              4
Saab 340A                                  34              -             -             16             16              7
Saab 340B                                  34             29            61             10            100              2
Shorts 360                              33/36              4             -             24             28              9
                                                      ------         -----          -----          -----          -----
    Total                                                 84            63            123            270              4
                                                      ======         =====          =====          =====          =====

      For information concerning the estimated useful lives and residual values for owned aircraft, lease terms and amortization relating to aircraft under capital leases, and acquisitions of aircraft, see Notes 1, 3 and 4 to the consolidated financial statements. See Management's Discussion and Analysis for discussion of the retirement of certain aircraft from the fleet.

      Lease expirations for leased aircraft operated by AMR's subsidiaries and included in the preceding table as of December 31, 1994, were:

                                                                                                                    2000
                                                                                                                     and
 Equipment Type                            1995          1996           1997            1998           1999       Thereafter
------------------------                ---------      ---------     ---------       ---------      ---------     ---------
 JET AIRCRAFT
 Airbus A300-600R                           -              -             -              -              -               25
 Boeing 727-200                            25              -             -              -              2               12
 Boeing 757-200                             -              -             -              -              -               41
 Boeing 767-200 Extended
   Range                                    -              -             -              -              -               13
 Boeing 767-300 Extended
   Range                                    -              -             -              -              -               10
 Fokker 100                                 -              -             -              -              -                9
 McDonnell Douglas DC-10-10                 -              3             1              -              -                -
 McDonnell Douglas DC-10-30                 -              -             -              1              -                -
 McDonnell Douglas MD-80                    -              -             -              -              -              141
                                        -----          -----         -----          -----          -----            -----
                                           25              3             1              1              2              251
                                        =====          =====         =====          =====          =====            =====

 REGIONAL AIRCRAFT
 ATR 42                                     -              -             -              -              6               12
 Super ATR                                  -              -             2              -              -                3
 Jetstream 32                               8             21            23              -              -                -
 Saab 340B                                  -              -             -              -              -               61
 Shorts 360                                 7              -             -              -              -               17
                                        -----          -----         -----          -----          -----            -----
                                           15             21            25              -              6               93
                                        =====          =====         =====          =====          =====            =====


      The table excludes leases for 15 Boeing 767-300 Extended Range aircraft which can be canceled with 30 days' notice during the first 10 years of the lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years. The table also excludes leases for 16 Saab 340A aircraft and 10 Saab 340B aircraft which can be canceled with 90 days' notice within certain restrictions. In addition, the leases for 8 ATR aircraft included in the table will become cancelable in future years.

      Substantially all of the Air Transportation Group's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed rate.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base and computer facility at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

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

         The trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, that Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction were preempted, but that identical claims for compensatory and punitive damages were not preempted. On February 8, 1994, American filed petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court. The matter was argued before the U.S. Supreme Court on November 1, 1994, and on January 18, 1995, the U.S. Supreme Court issued its opinion ending a portion of the suit against American. The U.S. Supreme Court held that a) plaintiffs' claim for violation of the Illinois Consumer Fraud Act was preempted by federal law -- entirely ending that part of the case and eliminating plaintiffs' claim for punitive damages; and b) certain breach of contract claims would not be preempted by federal law. The Court did not determine, however, whether the contract claims asserted by the plaintiffs in Wolens were preempted, and therefore remanded the case to the state court for further proceedings. In the event that the plaintiffs' breach of contract claim is eventually permitted to proceed in the state court, American intends to vigorously defend the case.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of AMR as of December 31, 1994, were:

 Robert L. Crandall           Mr. Crandall was elected Chairman and Chief Executive Officer of AMR and American in March 1985.  He
                              has been President of AMR since its formation in 1982 and President of American since 1980.  Age 59.

 Robert W. Baker              Mr. Baker was elected Executive Vice President in September 1989.  He had been Senior Vice President since July 1987.  Prior to that, he had served in various senior management positions at American since April 1985.  He was elected Vice President of American in October 1977.  Age 50.

 Donald J. Carty              Mr. Carty was elected Executive Vice President and Chief Financial Officer of AMR in October 1989.
                              Except for two years' service as President of Canadian Pacific Air between March 1985 and March 1987, he has been with the Company in various finance and planning positions since 1978.  Age 48.

 Gerard J. Arpey              Mr. Arpey was elected Senior Vice President in April 1992.  Prior to that, he served as Vice
                              President of American since October 1989.  Age 36.

 Michael J. Durham            Mr. Durham was elected Senior Vice President and Treasurer of AMR and Senior Vice President - Finance
                              and Chief Financial Officer of American in October 1989.  Prior to that, he served as Vice President and Treasurer of American since January 1989, and, prior to that, Vice President - Corporate Planning and Finance of American since September 1985.  Age 44.

 Michael W. Gunn              Mr. Gunn was elected Senior Vice President in May 1991 and Senior Vice President - Marketing of
                              American in November 1986.  From October 1985 to November 1986 he was Senior Vice President -
                              Passenger Marketing of American.  From July 1982 to October 1985, he was Vice President - Passenger
                              Sales and Advertising.  Age 49.

 Max D. Hopper                Mr. Hopper was elected Chairman of The SABRE Group in April 1993 and Senior Vice President of AMR in
                              May 1986.  He was elected Senior Vice President - Information Systems of American in November 1985.
                              Age 60. Mr. Hopper retired in January 1995.

 Anne H. McNamara             Mrs. McNamara was elected Senior Vice President and General Counsel in June 1988.  She had served as
                              Vice President - Personnel Resources of American from January 1988 through May 1988.  She was elected
                              Corporate Secretary of AMR in 1982 and American in 1979 and held those positions through 1987.  Age
                              47.

 Kathleen M. Misunas          Mrs. Misunas was elected Senior Vice President of AMR and American and President and Chief Executive
                              Officer of The SABRE Group in April 1993.  Prior to that, she served as President of SABRE Travel
                              Information Network and Vice President of American since July 1988.  Age 44.  Mrs. Misunas resigned in March 1995.

 Charles D. MarLett           Mr. MarLett was elected Corporate Secretary in January 1988.  He joined  American as an attorney in
                              June 1984.  Age 40.

      There is no family relationship (blood, marriage or adoption, not more remote than first cousin) between any of the officers named above.

      There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


                                    PART II
--------------------------------------------------------------------------------

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS


      The Company's common stock is traded on the New York Stock Exchange (symbol AMR).
The approximate number of record holders of the Company's common stock at March 1, 1995, was 17,160.

      The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

                                               1994                                         1993
                                   --------------------------                    -------------------------
                                    High                  Low                    High                  Low
                                   -----                  ---                    ----                  ---
 QUARTER ENDED
 March 31                       $    71 3/4          $     56 1/2            $    69 5/8          $    55 5/8
 June 30                             60 3/4                52 1/4                 72 5/8               60 1/2
 September 30                        62 7/8                50 3/4                 67 5/8               59 5/8
 December 31                         55 1/4                48 1/8                 71 3/4               63 7/8

      No cash dividends on common stock were declared for any period during 1994 or 1993. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.


ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

 (in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                         1994                 1993                 1992                  1991                1990
                                         ----                 ----                 ----                  ----                ----
 Total operating revenues               $16,137              $15,816               $14,396              $12,887             $11,720
 Operating income (loss)                  1,006                  690                   (25)                   5                 124
Earnings (loss) before
 extraordinary loss and
 cumulative effect of
 accounting changes                         228                  (96)                 (475)                (240)                (40)
Earnings (loss) before
 cumulative effect of
 accounting changes                         228                 (110)                 (475)                (240)                (40)
 Net earnings (loss)                        228                 (110)                 (935)                (240)                (40)
Primary and fully diluted
 earnings (loss) per common
 share before extraordinary
 loss, cumulative effect of
 accounting changes,
 and effect of preferred stock
 exchange(1)                               2.26                (2.05)                (6.35)               (3.54)              (0.64)
Primary and fully diluted
 net earnings (loss) per common
 share                                     4.51                (2.23)               (12.49)               (3.54)              (0.64)



 Total assets                            19,486               19,326                18,706               16,208               13,354
 Long-term debt                           5,603                5,431                 5,643                3,951                1,674
Obligations under capital
 leases                                   2,275                2,123                 2,195                1,928                1,598
Obligation for postretirement
 benefits                                 1,254                1,090                 1,006                    -                    -

(1) Information on the adjustment to the earnings per share computation for the twelve months ended December 31, 1994, for the effect of the preferred stock exchange is included in Note 5 to the consolidated financial statements.

No dividends were declared on common shares during any of the periods above.

Effective January 1, 1992, AMR adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes."

Information on the comparability of results is included in Management's Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY   AMR's net income in 1994 was $228 million ($2.26 per common share, primary and fully diluted, after preferred dividends but before an adjustment to additional paid-in capital for an exchange of debentures for preferred stock). During the fourth quarter of 1994, AMR recorded a charge of $278 million ($174 million after tax) related to the cost of future pension and other postretirement benefits for agent and management/support staff voluntary early retirement programs, severance and other restructuring activities.
Before the special charge, net earnings were $402 million. In addition to the restructuring charge, the Company's fourth quarter earnings include a charge of $25 million ($16 million after tax) related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle. The Company's fourth quarter results were also adversely affected by the disruption of American Eagle operations at the Chicago and Raleigh/Durham hubs.

      AMR's net loss in 1993 was $110 million ($2.23 per common share, primary and fully diluted). The 1993 results reflect the negative impact of a five-day strike in November by the union representing American's flight attendants. The results for 1993 also include a $125 million charge ($79 million after tax) for the retirement of certain DC-10 aircraft, a positive $115 million adjustment to revenues ($67 million net of related commission expense and taxes) for a change in estimate related to certain earned passenger revenues, and a $71 million provision ($46 million after tax) for losses associated with a reservations system project and resolution of related litigation. The Company's 1994 operating income was $1.0 billion compared with $690 million in 1993.

      In light of the changing competitive environment toward lower costs and lower fares, in 1993 the Company began implementing a new strategic framework, known as the Transition Plan. The Plan has three parts, each intended to improve the Company's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, reallocate resources and effort to AMR's growing information and management services businesses which are more profitable than the airline.

      The Company's improved results reflect progress on each of these three tenets, as well as strong economies in most of the markets it serves, stringent cost controls and relatively low fuel prices.

      In the low fare environment that has existed in recent years, the Company's efforts to increase unit revenues have focused on garnering a larger share of premium fare traffic. American has added flights at its major hubs; increased service between major business markets such as Dallas/Fort Worth, Chicago and New York; added more first class seating on narrowbody aircraft; expanded its successful transcontinental three-class service; and continued to increase international service.

      During the same period, American has continued to downsize, primarily in domestic markets. Ninety-one older, less efficient jet aircraft have been removed from service since the Transition Plan was introduced in 1993.
American Eagle has expanded its regional service as American has reduced short-haul jet service. American has trimmed service to about 30 cities and on over 100 routes. American and American Eagle closed their San Jose, California, hub operations in 1993. American Eagle service at Raleigh/Durham was eliminated at the end of 1994, and American announced an end to its hub operation there by the summer of 1995. From the end of 1993 to the end of 1994, the Air Transportation Group's average equivalent workforce declined by 3,800. In 1995, the Company plans further workforce reductions as it restructures airport and reservations agent activities and continues to reduce management and administrative staffing.

      Meanwhile, the Company's non-airline businesses continued their strong performances. Domestic fare activity and international expansion generated increased booking fees for The SABRE Group. In total, The SABRE Group's revenues were up 13 percent from 1993 and its operating margin was nearly 24 percent.

BUSINESS SEGMENTS   The following sections provide a discussion of AMR's
results by reporting segment. A description of the businesses in each reporting segment is included on pages 1 and 2. Additional segment information is included in Note 14 to the consolidated financial statements.

AIR TRANSPORTATION GROUP
FINANCIAL HIGHLIGHTS
 (dollars in millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                    1994                   1993                   1992
                                                                ------------           ------------            -----------
 REVENUES
 Passenger      - American Airlines, Inc.                       $     12,826           $     12,900            $    11,895
                - AMR Eagle, Inc.                                        790                    711                    495
 Cargo                                                                   657                    643                    581
 Other                                                                   622                    531                    503
                                                                ------------           ------------            -----------
                                                                      14,895                 14,785                 13,474
 EXPENSES
 Wages, salaries and benefits                                          4,923                  4,837                  4,592
 Aircraft fuel                                                         1,614                  1,875                  1,908
 Commissions to agents                                                 1,335                  1,448                  1,301
 Depreciation and amortization                                         1,021                  1,005                    838
 Other operating expenses                                              5,144                  5,246                  5,145
 Restructuring costs                                                     272                      -                      -
                                                                ------------           ------------            -----------
   Total operating expenses                                           14,309                 14,411                 13,784
                                                                ------------           ------------            -----------
 OPERATING INCOME (LOSS)                                                 586                    374                   (310)
 OTHER INCOME (EXPENSE)                                                 (593)                  (688)                  (477)
                                                                ------------           ------------            -----------

INCOME (LOSS) BEFORE INCOME TAXES,
 EXTRAORDINARY LOSS AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGES                                   $         (7)          $       (314)           $      (787)
                                                                ============           ============            ===========
 Average number of equivalent employees                               90,300                 94,100                 92,500

 OPERATING STATISTICS
 AMERICAN AIRLINES, INC.
 Passenger Division
 Revenue passenger miles (millions)                                   98,896                 97,160                 97,425
 Available seat miles (millions)                                     152,668                160,890                152,996
 Passenger revenue yield per passenger mile (cents)                    12.97                  13.28                  12.21
 Passenger revenue per available seat mile (cents)                      8.40                   8.02                   7.77
 Operating expenses excluding restructuring costs
    per available seat mile (cents)                                     8.34                   8.25                   8.42
 Passenger load factor                                                  64.8%                  60.4%                  63.7%
 Breakeven load factor excluding restructuring costs                    61.5%                  60.5%                  67.1%
 Operating aircraft at year-end                                          647                    667                    672
 Cargo Division
 Cargo ton miles (millions)                                            1,983                  1,826                  1,490
 Revenue yield per ton mile (cents)                                    33.11                  34.86                  38.70

 AMR EAGLE, INC.
 Revenue passenger miles (millions)                                    2,486                  2,125                  1,440
 Available seat miles (millions)                                       4,379                  3,821                  2,698
 Passenger load factor                                                  56.8%                  55.6%                  53.4%
 Operating aircraft at year-end                                          270                    275                    277



REVENUES

1994 COMPARED TO 1993   Air Transportation Group revenues of $14.9 billion in
1994 were up $110 million, 0.7 percent, versus 1993. American's passenger revenues decreased 0.6 percent, $74 million. The decline in passenger revenues resulted primarily from a 2.3 percent decrease in passenger yield (the average amount one passenger pays to fly one mile) from 13.28 to 12.97 cents, partially offset by a 1.8 percent increase in passenger traffic. Yields were driven lower by competitive fare discounting and the greater presence of low-fare competitors in certain domestic markets. In addition, from 1993 to 1994, American's average stage length increased approximately 6.4 percent, contributing to the decline in passenger yields since fares on longer trips tend to be lower than shorter trips on a per mile basis. For the year, domestic yield decreased 4.0 percent, while yield increased 2.6 percent in Latin America and 4.5 percent in Europe. In 1994, American derived 71.5 percent of its passenger revenues from domestic operations and 28.5 percent from international operations.

      American's domestic traffic increased 0.4 percent, to 70.0 billion revenue passenger miles (RPMs), while domestic capacity decreased 6.0 percent. International traffic grew 5.2 percent, to 28.9 billion RPMs on a capacity reduction of 2.7 percent. The increase in international traffic was led by a
9.7 percent increase in Latin America on capacity growth of 1.1 percent, and a
1.6 percent increase in Europe on a capacity reduction of 6.9 percent. Traffic suffered in 1993 from American's inability to carry passengers during the flight attendants' strike in November 1993 and the adverse effect of the strike on passenger demand in the following month. Traffic in 1994 reflects the negative impact of the FAA's ban on flying ATR aircraft in known or forecasted icing conditions which was in effect from December 9, 1994 through January 11, 1995. The restrictions resulted in the temporary suspension of American Eagle ATR service at Chicago and the Company's decision to end American Eagle service at Raleigh/Durham.

      Despite the effect of the ATR restrictions, the AMR Eagle carriers' passenger revenues increased 11.1 percent, $79 million. Traffic on the AMR Eagle carriers increased 17.0 percent, to 2.5 billion RPMs, while capacity grew
14.6 percent. Passenger yield decreased 5.0 percent, in part due to the carriers' increased stage length as they entered longer haul markets.

      Cargo revenues increased 2.2 percent, $14 million, driven by an 8.6 percent increase in American's domestic and international cargo volumes, partially offset by decreasing yields brought about by strong price competition resulting from excess industry capacity.

      Other revenues, consisting of fees for excess baggage and other passenger services, tour marketing, contract maintenance and miscellaneous other revenues, increased 17.1 percent, $91 million, primarily as a result of increased passenger traffic, additional contract maintenance work and leasing of excess aircraft.

1993 COMPARED TO 1992   Air Transportation Group revenues of $14.8 billion in
1993 were up $1.3 billion, 9.7 percent, versus 1992. American's passenger revenues rose 8.4 percent, $1.0 billion, primarily as a result of an 8.8 percent increase in passenger yield, offset by a 0.3 percent decline in passenger traffic.

      American's passenger yield in 1993 increased to 13.28 cents, primarily as a result of a very weak comparison base of 1992, when revenues were negatively impacted by competitors' drastic discounting of domestic fares. For the year, domestic yield increased 13.5 percent. International yield was mixed, increasing 13.9 percent in the Pacific, unchanged in Latin America, and declining 10.1 percent in Europe. In 1993, American derived 73.8 percent of its passenger revenues from domestic operations and 26.2 percent from international operations.

      Although American's system capacity, as measured by available seat miles
(ASMs), increased 5.2 percent, its traffic, as measured by RPMs, decreased 0.3 percent. The drastic fare discounting drove traffic up to record levels in 1992. Traffic suffered in 1993 from American's inability to carry passengers during the flight attendants' union strike in November and the adverse effect of the strike on passenger demand during the month of December. American's domestic traffic decreased 3.5 percent, to 69.7 billion RPMs, while domestic capacity grew 2.9 percent. International traffic grew 9.1 percent, to 27.5 billion RPMs on capacity growth of 12.1 percent. The increase in international traffic was led by a 14.7 percent increase in Latin America on capacity growth of 17.5 percent, and a 7.4 percent increase in Europe on capacity growth of
10.8 percent.

      Passenger revenues for the AMR Eagle carriers increased 43.6 percent, $216 million, primarily due to the opening and expansion of regional operations at Dallas/Fort Worth with assets acquired from Metroflight, Inc. Traffic on the AMR Eagle carriers increased 47.6 percent to 2.1 billion RPMs, while capacity grew 41.6 percent to 3.8 billion ASMs. Passenger yield decreased 2.7 percent.

      Cargo revenues increased 10.7 percent, $62 million, driven by a 22.5 percent increase in American's domestic and international cargo volumes, partially offset by decreasing yields brought about by strong price competition resulting from excess industry capacity.

      Other revenues, consisting of service fees, liquor revenues, duty-free sales, tour marketing and miscellaneous other revenues, increased 5.6 percent, $28 million, primarily as a result of increased traffic.

EXPENSES

1994 COMPARED TO 1993   Air Transportation Group operating expenses in 1994
included restructuring charges of $272 million, primarily resulting from the cost of future pension and other postretirement benefits related to agent and management voluntary early retirement programs. Excluding the restructuring costs, the Air Transportation Group's operating expenses decreased 2.6 percent, $374 million. American's capacity decreased 5.1 percent, due primarily to the retirement of 41 older aircraft, partially offset by the addition of 22 new aircraft. Because capacity decreased more rapidly than expenses, American's Passenger Division cost per ASM, excluding restructuring costs, increased by
1.1 percent, to 8.34 cents.

      Despite a 4.0 percent decrease in the average number of equivalent employees, wages, salaries and benefits expense rose 1.8 percent, $86 million. The increase was due primarily to contractual and other wage and salary adjustments for existing employees, variable compensation under the Company's various profit sharing plans, and rising pension and other postretirement benefits costs.

      Aircraft fuel expense decreased 13.9 percent, $261 million, due to an 8.4 percent decrease in American's average price per gallon and a 6.8 percent decrease in gallons consumed by American. American's average price per gallon decreased from $0.62 per gallon in 1993 to $0.57 per gallon in 1994. American consumed an average of 228 million gallons of jet fuel each month. A one-cent increase in fuel prices costs approximately $2.3 million per month, not considering the offsetting effect of the Company's fuel price hedging program.

      Commissions to agents decreased 7.8 percent, $113 million, due to a lower percentage of passenger revenues subject to commissions and a change in classification of certain international commissions.

      New aircraft acquisitions and other capital spending increased depreciation and amortization 1.6 percent, $16 million. Capital spending in 1994 included acquisition of 17 owned jet aircraft, five capital-leased jet aircraft and 16 owned turboprop aircraft and other capital equipment. This increase was partially offset by the retirement of 22 owned and capital-leased aircraft from the fleet.

      Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses and miscellaneous operating expenses, decreased 1.9 percent, $102 million. Aircraft rentals decreased 1.8 percent, $14 million, primarily due to the expiration of operating leases during 1994 on 19 Boeing 727, 19 Jetstream 32, and five Shorts 360 aircraft, partially offset by the addition of 14 Super ATR and three Saab 340 aircraft on operating leases to subsidiaries of AMR Eagle from AMR Leasing. Other rentals and landing fees decreased 1.5 percent, $12 million, due primarily to reduced landing fees expense resulting from American's capacity reductions, partially offset by higher fee rates charged by airports. Food service cost decreased 4.2 percent, $29 million, due to a 1.8 percent decline in passengers boarded and aggressive cost reduction strategies, including changes in meal scheduling policies, renegotiation of contracts and increased use of vendor-prepared products. Maintenance materials and repairs expense decreased 13.7 percent, $90 million. American's maintenance costs were lower as a result of retiring older aircraft from the fleet, increased warranty recoveries, and operational efficiencies gained by reducing the number of maintenance locations and other initiatives. Offsetting the decrease for American, growth of the American Eagle operations generated an increase in its maintenance materials and repairs costs. Miscellaneous operating expenses (including data processing services, booking fees, crew travel expenses, credit card fees, advertising and communications costs) increased 1.8 percent, $43 million, primarily due to increased booking fees.

1993 COMPARED TO 1992   Air Transportation Group operating expenses increased
4.5 percent, $627 million. American's capacity increased 5.2 percent, to 160.9 billion ASMs, due primarily to the addition of new aircraft. American's Passenger Division cost per ASM decreased 2.0 percent, to 8.25 cents.

      Wages, salaries and benefits rose 5.3 percent, $245 million, due to wage and salary adjustments for existing employees, rising healthcare costs and a
1.7 percent increase in the average number of equivalent employees. In addition, during the fourth quarter, the Air Transportation Group recorded a $13 million severance provision in conjunction with layoffs and voluntary terminations of management/specialist and operations personnel.

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

      Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses and miscellaneous operating expenses, increased 2.0 percent, $101 million. Aircraft rentals increased 8.8 percent, $65 million, primarily due to the full-year impact of 1992 operating-leased aircraft additions and the addition of operating-leased aircraft during 1993. Other rentals and landing fees increased 4.4 percent, $33 million, due primarily to increased rentals resulting from additions, improvements and renovations to facilities owned by airport authorities and leased to American. Food service cost increased 0.6 percent, $4 million, reflecting the 9.1 percent increase in international traffic, where food costs are greater, offset by the 3.5 percent decrease in domestic traffic. Maintenance materials and repairs expense decreased 3.5 percent, $24 million, due principally to the retirement of older aircraft and increased operational efficiencies. Miscellaneous operating expenses (including crew travel expenses, booking fees, purchased services, communications charges, credit card fees and advertising) increased 1.0 percent, $23 million, primarily due to the increase in capacity.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

1994 COMPARED TO 1993   Interest expense, net of interest income, decreased 3.5
percent, $20 million. Interest expense was lower due to repurchases and retirement of long-term debt and savings generated by interest rate swap transactions, offset in part by the effect of rising interest rates on floating rate obligations. Interest income increased due to a higher average investment balances and higher interest rates. Interest capitalized decreased 58.5 percent, $30 million, primarily as a result of the decrease in the average balance during the year of purchase deposits for flight equipment.

      Miscellaneous - net for 1994 includes a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle. Miscellaneous - net for 1993 includes a $125 million charge related to the retirement of certain DC-10 aircraft.

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

      Miscellaneous - net for 1993 includes a $125 million charge related to the retirement of certain DC-10 aircraft. Included in Miscellaneous - net for 1992 is a $14 million provision for a cash payment representing American's share of a multi-carrier antitrust settlement and an $11 million charge associated with the retirement of an aircraft fleet of one of the AMR Eagle carriers.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
 (dollars in millions)

-----------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                        1994                 1993                 1992
                                                                       ------               ------               ------
 REVENUES                                                              $1,542               $1,370               $1,271

 EXPENSES
 Wages, salaries and benefits                                             488                  435                  387
 Depreciation and amortization                                            183                  175                  170
 Rentals                                                                   59                   51                   56
 Other operating expenses                                                 439                  441                  402
 Restructuring costs                                                        6                    -                    -
                                                                       ------               ------               ------
   Total operating expenses                                             1,175                1,102                1,015
                                                                       ------               ------               ------
 OPERATING INCOME                                                         367                  268                  256
 OTHER INCOME (EXPENSE)                                                   (25)                 (84)                (173)
                                                                       ------               ------               ------

 INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                         $  342               $  184               $   83
                                                                       ======               ======               ======
 Average number of equivalent employees                                12,300               11,100               10,700

REVENUES

1994 COMPARED TO 1993   Revenues for The SABRE Group increased 12.6 percent,
$172 million. Booking fee revenues increased due to growth in booking volumes, increased average fees per booking collected from participating vendors and the introduction of premium-priced products. Other revenues rose as a result of increased license fee revenues and systems development sales.

1993 COMPARED TO 1992   Revenues for The SABRE Group increased 7.8 percent, $99
million, primarily due to increased booking fees resulting from growth in booking volumes and average fees collected from participating vendors.

EXPENSES

1994 COMPARED TO 1993   Wages, salaries and benefits increased 12.2 percent,
$53 million, due primarily increased incentive compensation and a 10.8 percent increase in the average number of equivalent employees. Depreciation and amortization increased 4.6 percent, $8 million, as a result of acquiring new computer equipment. Rentals increased 15.7 percent, $8 million, due to additional leased data processing equipment and facilities costs. The SABRE Group's 1994 operating expenses also include $6 million in costs associated with restructuring activities.

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

OTHER INCOME (EXPENSE)

Other Income (Expense) for 1993 and 1992 includes provisions of $71 million and $165 million, respectively, for losses associated with a reservations system project and resolution of related litigation.

AMR MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
 (dollars in millions)

-----------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                        1994                 1993                 1992
                                                                       ------               ------               ------
 REVENUES                                                              $  535               $  452               $  336

 EXPENSES
   Wages, salaries and benefits                                           163                  109                   88
   Aircraft rentals                                                        58                   82                   44
   Depreciation and amortization                                           49                   43                   33
   Other operating expenses                                               212                  170                  142
                                                                       ------               ------               ------
 Total operating expenses                                                 482                  404                  307
                                                                       ------               ------               ------
 OPERATING INCOME                                                          53                   48                   29

 OTHER INCOME (EXPENSE)                                                   (18)                 (31)                 (22)
                                                                       ------               ------               ------

 INCOME (LOSS) BEFORE INCOME TAXES,
   EXTRAORDINARY LOSS AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGES                                        $   35               $   17               $    7
                                                                       ======               ======               ======
 Average number of equivalent employees                                 7,200                5,800                4,200

REVENUES

1994 COMPARED TO 1993   Revenues for the AMR Management Services Group
increased 18.4 percent, $83 million. AMR Services' revenues increased 17.3 percent, $49 million, primarily as a result of strong domestic fuel and deicing service sales, the acquisition of an additional domestic fixed-base operator in November 1993 and the expansion of international operations. AMR Leasing's revenues decreased 12.9 percent, $18 million, due to the expiration of operating leases on 19 Jetstream 32 aircraft, partially offset by the addition of 13 Super ATR aircraft in AMR Leasing's regional aircraft fleet. Revenues of the AMR Training and Consulting Group, which began operations in the first quarter of 1993, increased $29 million. Revenues of Americas Ground Services, which began operations in the second quarter of 1993, increased $17 million.

1993 COMPARED TO 1992   Revenues for the AMR Management Services Group
increased 34.5 percent, $116 million. AMR Services' revenues increased 15.2 percent, $37 million, primarily as a result of strong domestic fuel and deicing sales, expansion of European operations and the acquisition of an additional domestic fixed-base operator in November. AMR Leasing's revenues increased
73.2 percent, $59 million, with additional turboprop aircraft under rental to subsidiaries of AMR Eagle. In addition, Americas Ground Services ended 1993, its first year, with more than $10 million in revenues.

EXPENSES

1994 COMPARED TO 1993   Wages, salaries and benefits increased 49.5 percent,
$54 million, due primarily to an increase in the average number of equivalent employees and wage and salary adjustments for existing employess. Aircraft rentals decreased 29.3 percent, $24 million, and depreciation and amortization increased 14.0 percent, $6 million, with the decline in operating leased aircraft and the increase in owned aircraft in AMR Leasing's turboprop fleet, respectively. Other operating expenses increased 24.7 percent, $42 million, due primarily to the expansion of AMR Services, AMR Training & Consulting Group and Americas Ground Services.

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

INFLATION

Adjustment of historical cost data to reflect the impact of general inflation and specific price changes would worsen AMR's operating results, principally because of the increased depreciation and amortization resulting from the replacement, at current cost, of equipment and property with assets that have the same service potential. However, because AMR's monetary liabilities exceed monetary assets, the worsened operating results would be partially offset by the gain from the decline in purchasing power of the net amounts owed.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $1.7 billion in 1994, $1.4 billion in 1993 and $843 million in 1992. Capital expenditures in 1994 totaled $1.3 billion, compared to $2.1 billion in 1993 and $3.3 billion in 1992. In 1994, the Company took delivery of 17 owned jet aircraft - three Boeing 757-200s, one Boeing 767-300ER and 13 Fokker 100s. The Company also took delivery of 17 turboprop aircraft - 14 Super ATRs and three Saab 340Bs.

CAPITAL COMMITMENTS

FIRM DELIVERIES   At December 31, 1994, AMR had 19 aircraft on order,
aggregating approximately $650 million, for delivery in 1995 and 1996. The Company had firm orders for ten Boeing 757-200s, four Boeing 767-300ERs and five Super ATRs.

      In 1995, the Company is scheduled to take delivery of ten jet aircraft -- six Boeing 757-200s and four Boeing 767-300ERs -- as well as five Super ATR turboprop aircraft. Total expenditures for 1995 for aircraft acquisitions and related equipment will be approximately $500 million.

OTHER   The Company also has authorized capital expenditures in 1995 of approximately $225 million for aircraft modifications, computer equipment, renovations of, and additions to, airport and office facilities and various other equipment and assets.

      AMR intends to finance its capital asset acquisitions through the use of internally generated funds. At March 1, 1995, no borrowings were outstanding under American's credit facilities and approximately $1.16 billion was available under the facilities.

      AMR continually reviews its need for additional aircraft and ground properties and makes investments based on return-on-investment analyses and both short-term and long-term profitability forecasts. AMR has several ways to adjust its plans, including terminating certain operating leases, scaling back or canceling planned facility expansions and delaying other planned expenditures.

AIRCRAFT OPTIONS In addition to aircraft on firm order at December 31, 1994, American has 97 jet aircraft available on option - nine Boeing 757-200s, three Boeing 767-300ERs, ten McDonnell Douglas MD-11s and 75 Fokker 100s. The Company also has 94 turboprop aircraft available on option - 54 Super ATRs, 30 Saab 2000s and 10 ATR 42s.

OTHER INFORMATION

WORKING CAPITAL   AMR (principally American Airlines) historically operates
with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

DEFERRED TAX ASSETS   As of December 31, 1994, the Company had deferred tax
assets aggregating approximately $2.5 billion, including approximately $348 million of alternative minimum tax credit carryforwards. The Company believes substantially all the deferred tax assets will be realized through reversal of existing taxable temporary differences.

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

DISCOUNT RATE   Due to the increase in interest rates during 1994, the discount rate used to determine the Company's pension obligations as of December 31, 1994 and the related expense for 1995 has been increased. The Company expects the decrease in 1995 pension expense as a result of the change in the discount rate will be more than offset by the impact of depreciation in the market value of pension plan assets experienced during 1994.

LITIGATION SETTLEMENT   During 1994, the U.S. District Court for the Northern
District of Georgia approved the settlement of various class action claims against American and certain other carriers. Under the terms of the settlement agreement, the carriers paid a total of approximately $50 million in cash and jointly issued approximately $408 million in face amount of certificates for discounts of approximately 10 percent on future air travel on any of the carriers. A liability has not been established for the certificate portion of the settlement since American expects that, in the aggregate, future revenues received upon redemption of the certificates will exceed the related cost of providing the air travel. American anticipates that the share of the certificates redeemed on American may represent, but is not limited to, American's 26 percent market share among the carriers. The ultimate impact of the settlement on American's revenues, operating margins or earnings is not reasonably estimable since both the portion of certificates to be redeemed on American and the stimulative or depressive effect of the certificate redemption on revenues is not known.

OUTLOOK FOR 1995

During 1994, AMR continued the course of change initiated in 1993. Following a comprehensive review of the competitive realities of its businesses, in 1993 the Company determined it would have to change significantly to generate sufficient earnings. The Company recognized that the fundamental problems of the airline -- increasing competition from low-cost, low-fare carriers, its inability to reduce labor costs to competitive levels and the changing values of its customers -- demanded new solutions. As an initial response to that need, in 1993 the Company created and began implementing a new strategic framework known as the Transition Plan. The plan has three parts, each intended to improve the Company's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, encourage the growth of the information and management services businesses, which are more profitable than the airline.

      The Transition Plan recognizes the unfavorable and uncertain economics which have characterized the core airline business in recent years, acknowledges the airline cost problem and seeks to maximize the contribution of the Company's more profitable businesses. Over the long term, the Company will continue its best efforts to reduce airline costs and to restore the airline operations to profitability. Based upon the success or failure of those efforts, the Company will make ongoing determinations as to the appropriate level of its investment in its airline operations, which may result, if the airline cannot be run profitably, in the disposition or termination, over the long term, of a substantial part or all of the airline operations.

AIR TRANSPORTATION GROUP   Despite the challenges faced by American, the
airline has many basic strengths. These include a hub-and-spoke route network that allows it to efficiently serve thousands of domestic and international markets; a modern, quiet, fuel-efficient fleet; the AAdvantage frequent flyer program; and leading-edge computer technology, including the industry's premier yield management system.

      These strengths and American's continued focus on premium-fare traffic have helped to lessen the impact of an adverse pricing environment. While competitive pressures have continued to weaken passenger yields, robust economic conditions and careful revenue management have led to increases in American's passenger revenue per ASM. During 1995, American will add to the number of flights at its most successful hub operations at Dallas/Fort Worth and Miami, as well as in certain transcontinental and international markets.

      As restructuring programs announced in late 1994 are phased in, American will make substantial progress in reducing certain labor costs. Changes in the way American operates its airports and reservations offices, including outsourcing small station operations and some reservations activities and in the way it pays hourly non-management employees such as ticket agents and reservations agents, are expected to save about $35 million in 1995 and about $130 million annually when steady state is achieved in four to five years.

      In addition, in March 1995 the Company announced the results of a six-month study of the Air Transportation Group's administrative functions. The Company expects to implement changes based on the results of the study which will result in cost savings of approximately $38 million in 1995. Once the changes are fully implemented in 1996, they are expected to reduce annual administrative costs by approximately $93 million. Also as a result of the study, the Company announced certain organizational changes which are expected to yield additional cost savings.

      Despite ongoing efforts, the airline has yet to make significant progress in reducing its contractual labor costs. American is currently in various stages of discussion with all three of its major unions. The ultimate outcome of these discussions cannot be estimated at this time.

      First, the Company's contract with the Association of Professional Flight Attendants (APFA) became amendable in December 1992. Following a lengthy negotiation and mediation process, the APFA staged a five-day strike against the Company in November 1993. The strike ended when both parties agreed to binding arbitration. The arbitration process began last October, and the arbitrators' decision is expected sometime during late summer. While the outcome cannot be predicted, the new contract will likely result in higher unit labor costs in 1995 than in 1994.

      Second, American has been in negotiations since last July with the Allied Pilots Association (APA) which represents its 9,100 pilots. The contract with the APA became amendable August 31, 1994. In exchange for substantial productivity improvements, American has offered both job and income protection. To date, little progress has been made, and it is not clear when -- or if -- American will be successful in achieving the needed changes.

      Finally, American's contract with the Transport Workers Union (TWU), which represents its ramp service workers and mechanics, became amendable March 1, 1995. The Company and the TWU opened formal negotiations in February. American is discussing both enhanced job security and early-retirement programs in exchange for a fundamentally revised agreement that will give it the right to outsource certain functions, use more part-time employees and implement other efficiency improvements.

      Faced with the prospect of continuing to bear uncompetitive labor costs, American has continued to downsize, primarily in domestic markets. Since the initial phases of the Transition Plan were implemented in 1993, American has cut jet service to about 30 cities and on over 100 routes. Approximately 90 older, less efficient jet aircraft have been removed from the fleet, and, as a result, approximately 5,000 positions at the airline have been eliminated. In 1995, American plans to remove another 23 Boeing 727 and three McDonnell Douglas DC-10 aircraft from the fleet. American will add six Boeing 757 and four Boeing 767 aircraft to the fleet, as the last delivery from the large jet orders of the 1980s approaches. These changes will reduce the number of jet aircraft in the fleet to 633 at the end of 1995, down from 647 at December 31, 1994 and 667 at December 31, 1993.

      As the fleet continues to shrink, American will continue to reallocate assets to its most profitable markets and to refine its operations. Despite continued fleet reductions, American's system wide capacity is planned to increase slightly, primarily due to increased aircraft utilization. This capacity increase follows a 5.1 percent decline in 1994. Domestic ASMs are expected to fall 1.1 percent, while international ASMs will increase 5.4 percent.

      The American Eagle carriers' results in early 1995 will continue to be affected by the FAA's temporary restrictions on the operation of ATR aircraft. In December 1994, the American Eagle carriers ceased operations at Raleigh/Durham and redeployed their fleets to move the ATR aircraft to the south, and Saab aircraft to the north, to lessen the impact of the restrictions on their operations. As the aircraft are returned to their original locations, the carriers expect operations to improve during the second quarter and return to normal by the third quarter.

      In January 1995, American announced a substantial reduction at Raleigh/Durham that will end its hub operations there by summer. At the same time, the Company announced an agreement to sublease 12 gates to Midway Airlines, which joined the AAdvantage frequent flyer program as a full participant. As a result, American will eliminate a substantial amount of overhead while maintaining a marketing presence in the North/South traffic flow. Midway's service at Raleigh/Durham will complement American's service in markets between the Northeast and Florida. American also announced a significant reduction in flights at the Nashville hub for 1995.

      In February 1995, American changed its travel agent commission structure for domestic tickets by introducing a maximum commission payment of $50 per round-trip ticket and $25 per one-way ticket. The change is effective for tickets issued on or after February 27. The commission cap applies to all tickets issued by U.S. travel agents for travel within the continental United States, Alaska, Hawaii, Puerto Rico and the U.S. Virgin Islands. The change in commission structure is expected to result in lower commissions expense in 1995.

      American's revenue plan for 1995 reflects continued emphasis on producing premium yields by attracting more full fare passengers than its competitors.
As a part of that plan, American will expand service at its most successful hubs, increase frequencies in key long-haul business markets and add service in certain international markets.

      In 1995, though the Air Transportation Group will continue its rigorous program of cost control, it expects unit costs, excluding fuel and the impact of the change in the commission structure, to rise modestly over 1994's unit costs, excluding the restructuring costs. The increase in unit labor costs due to contractual wage and benefit increases will be partially offset by the savings generated by the implementation of other labor cost reduction initiatives.

      American will continue to pursue other sources of revenue, including building AAdvantage program participation and joint marketing programs, leasing excess aircraft, and pursuing contracts to provide maintenance, training and other services. The Company will also seek to increase airline cargo revenues in 1995.

      In August 1993, the Omnibus Budget Reconciliation Act was signed into law, imposing a new 4.3 cents per gallon tax on commercial aviation jet fuel for use in domestic operations. The new tax will become effective October 1, 1995, and is scheduled to continue until October 1, 1998. American estimates the resulting annual increase in fuel taxes will be approximately $90 million.

      Since the Company cannot currently generate sufficient returns to justify investment in new aircraft, capital expenditures will continue to fall. For 1995, the Company plans capital spending of approximately $1 billion, and by 1996 planned capital spending for The SABRE Group will be approximately equal to planned spending for the airline, each at about $300 million. As a result of the decreased capital spending, the Company expects to generate positive cash flow in 1995.

      The Company began a program in the second half of 1993 to reduce interest expense and intends to continue the program in 1995. This may involve the retirement or refinancing of debt as well as the repurchase, in the open market or otherwise, of a significant amount of debt in excess of scheduled 1995 repayments. The total amount of debt retired, refinanced or repurchased will depend on market conditions, the Company's cash position and other considerations.

THE SABRE GROUP   During 1994, The SABRE Group implemented a new business
strategy that will narrow its focus and capitalize on its strengths in travel and transportation information systems and decision support.

      Following STIN's expansion in Europe, Latin America and Mexico and the introduction of SABRE into India in 1994, The SABRE Group will focus on continued international growth of the SABRE computer reservations system in 1995. In addition, SDT will continue to develop and market an expanding array of information systems products and services to a growing list of customers throughout the world.

      The SABRE Group was instrumental in successfully implementing the Company's long-term services agreement with Canadian Airlines International. That agreement is expected to generate average revenues for the Company of more than $100 million a year in each of the next 20 years, beginning in 1995. The majority of the revenues relate to services provided by The SABRE Group.

AMR MANAGEMENT SERVICES GROUP   AMR Management Services Group's dramatic
revenue growth over the past several years will slow, reflecting the impact of discontinued businesses at AMR Services and fewer regional aircraft additions at AMR Leasing, partially offset by the addition of revenues from Airline Management Services and stronger revenues for AMR Training & Consulting Group.

      Effective January 1, 1995, two business units which have been included in The SABRE Group for financial reporting purposes in 1993 and 1994 -- TeleService Resources and Data Management Services -- became part of the AMR Management Services Group.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Page
                                                                                            ----
 Report of Independent Auditors                                                              28

 Consolidated Statement of Operations                                                        29

 Consolidated Balance Sheet                                                                  31

 Consolidated Statement of Cash Flows                                                        33

 Consolidated Statement of Stockholders' Equity                                              34

 Notes to Consolidated Financial Statements                                                  35


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


      We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Notes 7 and 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.




                                        ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
February 13, 1995

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
 (in millions, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                                      -------------------------------------------------
                                                                        1994                 1993                 1992
                                                                      -------              -------              -------
REVENUES
 Air Transportation Group:
   Passenger        - American Airlines, Inc.                         $12,826              $12,900              $11,895
                    - AMR Eagle, Inc.                                     790                  711                  495
   Cargo                                                                  657                  643                  581
   Other                                                                  622                  531                  503
                                                                      -------              -------              -------
                                                                       14,895               14,785               13,474


 The SABRE Group                                                        1,542                1,370                1,271
 AMR Management Services Group                                            535                  452                  336
 Less:  Intergroup revenues                                              (835)                (791)                (685)
                                                                      -------              -------              -------
   Total operating revenues                                            16,137               15,816               14,396
                                                                      -------              -------              -------

EXPENSES
 Wages, salaries and benefits                                           5,574                5,381                5,067
 Aircraft fuel                                                          1,614                1,875                1,908
 Commissions to agents                                                  1,335                1,448                1,301
 Depreciation and amortization                                          1,253                1,223                1,041
 Other rentals and landing fees                                           853                  851                  820
 Aircraft rentals                                                         695                  743                  698
 Food service                                                             670                  700                  695
 Maintenance materials and repairs                                        577                  664                  688
 Other operating expenses                                               2,282                2,241                2,203
 Restructuring costs                                                      278                    -                    -
                                                                      -------              -------              -------
   Total operating expenses                                            15,131               15,126               14,421
                                                                      -------              -------              -------
OPERATING INCOME (LOSS)                                                 1,006                  690                  (25)

OTHER INCOME (EXPENSE)
 Interest income                                                           46                   60                   99
 Interest expense                                                        (637)                (668)                (651)
 Interest capitalized                                                      22                   51                  101
 Miscellaneous - net                                                      (67)                (246)                (221)
                                                                      -------              -------              -------
                                                                         (636)                (803)                (672)
                                                                      -------              -------              -------
EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                  370                 (113)                (697)
Income tax provision (benefit)                                            142                  (17)                (222)
                                                                      -------              -------              -------

EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                228                  (96)                (475)
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                                      -                  (14)                   -
CUMULATIVE EFFECT OF ACCOUNTING CHANGES:
 Postretirement benefits other than
  pensions, net of tax benefit                                              -                    -                 (595)
 Income taxes                                                               -                    -                  135
                                                                      -------              -------              -------
NET EARNINGS (LOSS)                                                   $   228              $  (110)             $  (935)
                                                                      =======              =======              =======
-----------------------------------------------------------------------------------------------------------------------

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
 (in millions, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                                      -------------------------------------------------
                                                                       1994                  1993                 1992
                                                                      -------              -------              -------
 NET EARNINGS (LOSS)                                                  $   228              $  (110)             $  (935)
 Preferred stock dividends                                                (56)                 (60)                   -
                                                                      -------              -------              -------
                                                                          172                 (170)                (935)
 Increase in additional paid-in capital from preferred
 stock exchange                                                           171                    -                    -
                                                                      -------              -------              -------
 EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                          $   343              $  (170)             $  (935)
                                                                      =======              =======              =======


EARNINGS (LOSS) PER COMMON SHARE (PRIMARY AND
 FULLY DILUTED):
 Before effect of preferred stock exchange, extraordinary
 loss, and cumulative effect of accounting changes
                                                                      $  2.26              $ (2.05)             $ (6.35)
 Effect of preferred stock exchange                                      2.25                    -                    -
 Extraordinary loss                                                         -                (0.18)                   -
 Cumulative effect of accounting changes                                    -                    -                (6.14)
                                                                      -------              -------              -------
 Net earnings (loss)                                                  $  4.51              $ (2.23)             $(12.49)
                                                                      =======              =======              =======

-----------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
 (in millions)

----------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                         1994                 1993
                                                                                     ------------          -----------
 ASSETS

CURRENT ASSETS
 Cash                                                                                $         23          $        63
 Short-term investments                                                                       754                  523
 Receivables, less allowance for uncollectible
  accounts (1994 - $26; 1993 - $33)                                                         1,206                  910
 Inventories, less allowance for obsolescence
  (1994 - $179; 1993 - $168)                                                                  678                  688
 Deferred income taxes                                                                        325                  363
 Other current assets                                                                         132                  143
                                                                                     ------------          -----------
    Total current assets                                                                    3,118                2,690

EQUIPMENT AND PROPERTY
 Flight equipment, at cost                                                                 13,323               12,841
 Less accumulated depreciation                                                              3,435                3,058
                                                                                     ------------          -----------
                                                                                            9,888                9,783
 Purchase deposits for flight equipment                                                       116                  350
                                                                                     ------------          -----------
                                                                                           10,004               10,133

 Other equipment and property, at cost                                                      4,046                3,984
 Less accumulated depreciation                                                              2,030                1,856
                                                                                     ------------          -----------
                                                                                            2,016                2,128
                                                                                     ------------          -----------
                                                                                           12,020               12,261

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
 Flight equipment                                                                           2,508                2,229
 Other equipment and property                                                                 268                  247
                                                                                     ------------          -----------
                                                                                            2,776                2,476
 Less accumulated amortization                                                                898                  760
                                                                                     ------------          -----------
                                                                                            1,878                1,716

OTHER ASSETS

 Route acquisition costs, less accumulated amortization
  (1994 - $124; 1993 - $95)                                                                 1,032                1,061
 Airport operating and gate lease rights,
  less accumulated amortization (1994 - $86; 1993 - $67)                                      382                  401
 Prepaid pension cost                                                                          99                  398
 Other                                                                                        957                  799
                                                                                     ------------          -----------
                                                                                            2,470                2,659
                                                                                     ------------          -----------
 TOTAL ASSETS                                                                        $     19,486          $    19,326
                                                                                     ============          ===========
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
 (in millions, except shares and par value)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                            1994                 1993
                                                                                           -------              -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                         $   920              $   921
  Accrued salaries and wages                                                                   619                  507
   Accrued liabilities                                                                       1,184                1,219
   Air traffic liability                                                                     1,473                1,460
   Current maturities of long-term debt                                                        590                  200
   Current obligations under capital leases                                                    128                  110
                                                                                           -------              -------
     Total current liabilities                                                               4,914                4,417

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                      5,603                5,431

OBLIGATIONS UNDER CAPITAL LEASES,
 LESS CURRENT OBLIGATIONS                                                                    2,275                2,123

   OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                                       279                  310
   Deferred gains                                                                              733                  786
   Postretirement benefits                                                                   1,254                1,090
   Other liabilities and deferred credits                                                    1,048                  893
                                                                                           -------              -------
                                                                                             3,314                3,079

COMMITMENTS, LEASES AND CONTINGENCIES


   STOCKHOLDERS' EQUITY
    Convertible preferred stock:
     20,000,000 shares authorized,
     shares issued and outstanding:  1994 - 159,000; 1993 - 2,200,000                           78                1,081
    Common stock - $1 par value; shares authorized:
     150,000,000; shares issued and outstanding:
     1994 - 75,900,000; 1993 - 75,800,000                                                       76                   76
    Additional paid-in capital                                                               2,212                2,035
    Minimum pension liability adjustment                                                      (199)                   -
    Retained earnings                                                                        1,213                1,084
                                                                                           -------              -------
                                                                                             3,380                4,276
                                                                                           -------              -------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $19,486              $19,326
                                                                                           =======              =======
-----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
 (in millions)

---------------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                        ---------------------------------------------------
                                                                          1994                  1993                  1992
                                                                        -------               -------               -------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                    $   228               $  (110)              $  (935)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                           1,253                 1,223                 1,041
  Deferred income taxes                                                     145                   (30)                 (101)
  Provision for restructuring costs                                         278                     -                     -
  Provisions for losses                                                      25                   196                   165
  Cumulative effect of accounting changes                                     -                     -                   460
  Change in assets and liabilities:
   Decrease (increase) in receivables                                      (135)                   37                  (144)
   Increase in inventories                                                  (19)                  (27)                  (85)
   Increase (decrease) in accounts payable
    and accrued liabilities                                                (216)                   34                   (17)
   Increase (decrease) in air traffic liability                              13                   (64)                  366
  Other, net                                                                 37                   118                    93
                                                                        -------               -------               -------
    Net cash provided by operating activities                             1,609                 1,377                   843

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    (1,114)               (2,080)               (3,299)
 Net decrease (increase) in short-term investments                         (239)                  290                   342
 Investment in Canadian Airlines International, Ltd.                       (177)                    -                     -
 Other, net                                                                  67                    36                     3
                                                                        -------               -------               -------
   Net cash used for investing activities                                (1,463)               (1,754)               (2,954)

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from:
  Issuance of long-term debt                                                146                   730                 1,787
  Sale-leaseback transactions                                               280                     -                   610
  Issuance of convertible preferred stock                                     -                 1,081                     -
  Issuance of common stock                                                    -                     -                   454
 Net short-term borrowings (repayments)
  with maturities of 90 days or less                                          -                  (351)                   18
 Other short-term borrowings                                                200                     -                   104
 Payments on other short-term borrowings                                   (200)                  (29)                 (153)
 Payments on long-term debt and capital lease obligations                  (549)               (1,069)                 (779)
 Payment of preferred stock dividends                                       (66)                  (49)                    -
 Other, net                                                                   3                    82                    21
                                                                        -------               -------               -------
   Net cash provided by (used for) financing activities                    (186)                  395                 2,062
                                                                        -------               -------               -------
 Net increase (decrease) in cash                                            (40)                   18                   (49)
 Cash at beginning of year                                                   63                    45                    94
                                                                        -------               -------               -------

 Cash at end of year                                                    $    23               $    63               $    45
                                                                        =======               =======               =======
---------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (in millions, except shares and per share amounts)

---------------------------------------------------------------------------------------------------------------------------
                                                                                   Minimum
                                                                 Additional        Pension
                                   Preferred        Common         Paid-in        Liability        Retained
                                     Stock          Stock          Capital       Adjustment        Earnings         Total
                                  ---------        -------      ----------       ----------        --------        --------
Balance at January 1, 1992        $       -        $    68      $    1,545       $         -       $  2,181        $  3,794
 Net loss                                 -              -               -                 -           (935)           (935)
 Sale of 6,500,000 shares                 -              6             448                 -                            454
Issuance of 556,952 shares
 pursuant to stock option,
 deferred stock and restricted
 stock incentive plans                    -              1              24                 -              -              25
Other                                     -              -               1                 -             10              11
                                  ---------        -------      ----------       -----------       --------        --------


Balance at December 31, 1992              -             75           2,018                 -          1,256           3,349
Net loss                                  -              -               -                 -           (110)           (110)
Sale of 2,200,000 shares              1,081              -               -                 -                          1,081
Preferred stock dividends
 ($27.27 per share)                       -              -               -                 -            (60)            (60)
Issuance of 339,506 shares
 pursuant to stock option,
 deferred stock and restricted
 stock incentive plans                    -              1              17                 -              -              18
Other                                     -              -               -                 -             (2)             (2)
                                  ---------        -------      ----------       -----------       --------        --------

Balance at December 31, 1993          1,081             76           2,035                            1,084           4,276
Net earnings                              -              -               -                 -            228             228
Exchange of convertible
 debentures for 2,041,000
 preferred shares                    (1,003)             -             171                 -              -            (832)
Preferred stock dividends
 ($27.27 per share)                       -              -               -                 -            (56)            (56)
Issuance of 127,694 shares
 pursuant to stock option,
 deferred stock and restricted
 stock incentive plans                    -              -               6                 -              -               6
Adjustment for minimum pension
 liability, net of tax benefit
 of $120                                  -              -               -              (199)             -            (199)
Other                                     -              -               -                 -            (43)            (43)
                                  ---------        -------      ----------       -----------       --------        --------
Balance at December 31, 1994      $      78        $    76      $    2,212       $      (199)      $  1,213        $  3,380
                                  =========        =======      ==========       ===========       ========        ========
---------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION   The consolidated financial statements include the
accounts of AMR Corporation (AMR or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1994 presentation.

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

EQUIPMENT AND PROPERTY   The provision for depreciation of operating equipment
and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                      Residual
                                                                  Depreciable Life                     Value
                                                            -----------------------------           ----------
     Boeing 727-200                                         21 years(1)                               5%
     DC-10-10 and DC-10-30                                  December 31, 1999(2)                      5%
     Other jet aircraft                                     20 years                                  5%
     Regional aircraft and engines                          15-17 years                               10%
     Major rotable parts, avionics and assemblies           Life of equipment to which
                                                             applicable                               10%
     Improvements to leased flight equipment                Term of lease                             None
     Buildings and improvements (principally on             10-30 years or term of lease              None
     leased land)
     Other equipment                                        3-20 years                                None

   (1) In 1991, American changed the estimated useful lives of its Boeing 727-200 aircraft and engines from a common retirement date of December 31, 1994, to projected retirement dates by aircraft, which results in an average depreciable life of approximately 21 years.
   (2)   Approximate common retirement date.

      Equipment and property under capital leases are amortized over the term of the leases and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 20 years for aircraft and 7 to 40 years for other leased equipment and property.

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

FREQUENT FLYER PROGRAM   The estimated incremental cost of providing free
travel awards is accrued when such award levels are reached. American sells mileage credits to participating companies in its frequent flyer program. The portion of such revenues that relates to transportation is deferred and recognized over a period approximating the time transportation is provided.

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

DERIVATIVE FINANCIAL INSTRUMENTS   Market value gains or losses on foreign
currency exchange agreements are recognized and offset against foreign exchange gains or losses on the related existing assets or liabilities. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Net settlements under interest rate swap agreements are reflected in interest expense on the accrual basis.

STATEMENT OF CASH FLOWS   Short-term investments, without regard to remaining
maturity at acquisition, are not considered as cash equivalents for purposes of the statement of cash flows.

EARNINGS (LOSS) PER COMMON SHARE   Earnings (loss) per share computations are
based upon the earnings (loss) applicable to common shares and the average number of shares of common stock outstanding and dilutive common stock equivalents (stock options, warrants and deferred stock) outstanding. The convertible subordinated debentures and the convertible preferred stock are not common stock equivalents. The number of shares used in the computations of primary and fully diluted earnings (loss) per common share for the years ended December 31, 1994, 1993 and 1992, was 76.2 million, 76.0 million and 74.9 million, respectively.

      Information on the adjustment to the earnings per share computation for the year ended December 31, 1994, for the effect of the preferred stock exchange is included in Note 5.

2.    SHORT-TERM INVESTMENTS

      Short-term investments consisted of (in millions):

                                                                                                   December 31,
                                                                                        ---------------------------------
                                                                                            1994                 1993
                                                                                        -----------          ------------
            Overnight investments and time deposits                                     $       324          $          -
            Corporate notes                                                                     246                   222
            Federal and municipal government securities                                          35                   150
            Other debt securities                                                               149                   151
                                                                                        -----------          ------------
                                                                                        $       754          $        523
                                                                                        ===========          ============

      Short-term investments at December 31, 1994, by contractual maturity included (in millions):

                   Due in one year or less                                                     $       498
                   Due after one year through three years                                              121
                   Due after three years                                                               135
                                                                                               -----------
                                                                                               $       754
                                                                                               ===========

      All short-term investments were classified as available-for-sale and stated at fair value.

3.    COMMITMENTS AND CONTINGENCIES

      The Company has on order 14 jet aircraft -- ten Boeing 757-200s and four Boeing 767-300ERs -- scheduled for delivery in 1995 and 1996, and five Super ATR turboprop aircraft scheduled for delivery in 1995. Deposits of $116 million have been made toward the purchase of these aircraft. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will be approximately $500 million in 1995 and $150 million in 1996, a portion of which is payable in foreign currencies.

      In addition to these commitments for aircraft, the Company has authorized expenditures of approximately $350 million for aircraft modifications, renovations of, and additions to, airport and office facilities and various other equipment and assets. AMR expects to spend approximately $225 million of this amount in 1995.

      AMR and American have included an event risk covenant in approximately $383 million of debentures and approximately $2.9 billion of lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debentures or the debt obligations underlying the lease agreements is downgraded below certain levels.

      In July 1991, American entered into a five-year agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994 and 1993, receivables are presented net of approximately $112 million and $300 million, respectively, of such transferred receivables. American maintains an allowance for uncollectible receivables based upon expected collectibility of all receivables, including the receivables transferred.

      Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $413 million of the special facility revenue bonds prior to maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter-of-credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $421 million of short-term investments.

4.    LEASES

      AMR's subsidiaries lease various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1994, were (in millions):

                                                                                         Capital              Operating
           Year Ending December 31,                                                       Leases               Leases
                                                                                       -----------          ------------
           1995                                                                        $       273          $        946
           1996                                                                                300                   924
           1997                                                                                280                   920
           1998                                                                                276                   931
           1999                                                                                270                   912
           2000 and subsequent                                                               2,440                15,378
                                                                                       -----------          ------------
                                                                                             3,839 (1)      $     20,011  (2)
                                                                                                            ============
           Less amount representing interest                                                 1,436
                                                                                       -----------
           Present value of net minimum lease payments                                 $     2,403
                                                                                       ===========

   (1) Future minimum payments required under capital leases include $390 million and $216 million guaranteed by AMR and American, respectively, relating to special facility revenue bonds issued by municipalities.
   (2) Future minimum payments required under operating leases include $6.3 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

      At December 31, 1994, the Company had 216 jet aircraft and 123 turboprop aircraft under operating leases, and 82 jet aircraft and 63 turboprop aircraft under capital leases.

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

      Rent expense, excluding landing fees, was $1.3 billion for 1994, 1993 and 1992.

5.    INDEBTEDNESS

      Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                        1994                 1993
                                                                                    -----------          ------------
        6.075% - 10.70% notes due through 2025                                      $     2,531          $      2,846
        8.625% - 10.20% debentures due through 2021
         (net of unamortized discount of $10)                                             1,188                 1,308
        6.125% convertible subordinated debentures due 2024
         (net of unamortized discount of $189 at December 31, 1994)                         832                     -
        Variable rate indebtedness due through 2024
         (3.622% - 6.9375% at December 31, 1994)                                            681                   891
        7.10% - 9.25% bonds due through 2031                                                280                   280
        Other                                                                                91                   106
                                                                                    -----------          ------------
        Long-term debt, less current maturities                                     $     5,603          $      5,431
                                                                                    ===========          ============

      Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1995 - $590 million; 1996 - $231 million; 1997 - $399 million; 1998 - $436 million; 1999 - $65 million.

      Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $1.6 billion.

      In November 1994, AMR issued $1.02 billion in par value of convertible subordinated debentures in exchange for 2.04 million shares of its outstanding convertible preferred stock with a carrying value of $1.0 billion. Each $1,000 debenture is convertible into common stock of AMR at a conversion price of $79 per share, equivalent to 12.658 shares per $1,000 debenture. As a result of the exchange, the Company recorded a $171 million non-cash increase in additional paid-in capital, representing the difference in the fair value of the new debentures and the carrying value of the preferred shares exchanged. While this amount did not impact net earnings for the year ended December 31, 1994, it is included in the computation of earnings per share.

      During 1993, AMR repurchased and retired prior to maturity its zero coupon subordinated convertible notes due 2006 and certain other long-term debt with a total carrying value of $802 million. The repurchases and retirements resulted in an extraordinary loss of $21 million ($14 million after tax). Additional borrowings and cash from operations provided the funding for the repurchases and retirements.

      American has a $410 million short-term credit facility agreement which expires in 1995 and a $750 million credit facility expiring in 1997. American also had a $335 million multiple option facility which American terminated in January 1995. Interest on these agreements is calculated at floating rates based upon the London Interbank Offered Rate (LIBOR). At February 13, 1995, no borrowings were outstanding and approximately $1.16 billion was available under these facilities.

      American's debt and credit facility agreements contain certain restrictive covenants, including a cash flow coverage test, a minimum net worth requirement and limitations on indebtedness and the declaration of dividends on shares of its capital stock. Certain of these restrictions could affect AMR's ability to pay dividends. At December 31, 1994, under the most restrictive provisions of those agreements, approximately $629 million of American's retained earnings were available for payment of cash dividends to AMR.

      Certain of AMR's debt agreements contain restrictive covenants, including a limitation on the declaration of dividends on shares of capital stock. At December 31, 1994, under the terms of such agreements, all of AMR's retained earnings were available for payment of dividends.

6.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      As part of the Company's risk management program, AMR uses a variety of financial instruments, including interest rate swaps, fuel swaps and currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

      NOTIONAL AMOUNTS AND CREDIT EXPOSURES OF DERIVATIVES

      The notional amounts of derivative financial instruments summarized in the tables which follow do not represent amounts exchanged between the parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based on the notional amounts and other terms of the instruments, which relate to interest rates, exchange rates or other indices.

      The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral in certain situations. As of December 31, 1994, no collateral was required under these agreements.

      INTEREST RATE RISK MANAGEMENT

      American enters into interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. Under the contracts, American agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on a notional principal amount. Because American's operating results tend to be better in economic cycles with relatively high interest rates and its capital investments tend to be financed with long-term fixed-rate instruments, interest rate swaps in which American pays the floating rate and receives the fixed rate are used to reduce the impact of economic cycles on American's net income.

      The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                                        December 31,
                                         -------------------------------------------------------------------------
                                                       1994                                     1993
                                         ------------------------------          ---------------------------------
                                           Notional                                 Notional
                                            Amount           Fair Value              Amount             Fair Value
                                         ------------       -----------          ------------         ------------
 Interest rate swap agreements           $     1,980        $      (174)         $      1,405         $         (6)

      The fair values represent the amount the Company would have to pay to terminate the agreements at December 31, 1994 and 1993, respectively. The rise in interest rates during 1994 resulted in a decrease in the market value of the Company's fixed-rate debt obligations in excess of the decrease in the value of the interest rate swap agreements.

      At December 31, 1994, the weighted average remaining life of the interest rate swap agreements in effect was 4.6 years. The weighted average floating rates and fixed rates on the contracts outstanding were:

                                                                           December 31,
                                                                    ---------------------------
                                                                    1994                   1993
                                                                    ----                   ----
 Average floating rate                                              5.720%                3.415%
 Average fixed rate                                                 5.207%                4.985%

      Floating rates are based primarily on LIBOR and may change significantly, affecting future cash flows. The net impact of the interest rate swap program on interest expense was a decrease of $14 million and $6 million in 1994 and 1993, respectively. The impact on the Company's weighted-average borrowing rate for the periods presented is immaterial.

      FUEL PRICE RISK MANAGEMENT

      American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. At December 31, 1994, American had agreements with broker-dealers to exchange payments on approximately 378 million gallons of fuel products which represents approximately 14 percent of its expected 1995 fuel needs. The Company does not expect the fuel price hedging program to have a material effect on liquidity. The fair value of the Company's fuel swap agreements at December 31, 1994, representing the amount the Company would receive to terminate the agreements, was immaterial.

      FOREIGN EXCHANGE RISK MANAGEMENT

      To hedge against the risk of future currency exchange rate fluctuations on certain debt and lease obligations and related interest payable in foreign currencies, the Company has entered into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated debt and lease obligations translated at the current rate. The net fair values of the Company's currency exchange agreements, representing the amount AMR would receive to terminate the agreements, were:

                                                                        December 31,
                                         -------------------------------------------------------------------------
                                                       1994                                     1993
                                         ------------------------------          ---------------------------------
                                           Notional                                 Notional
                                            Amount           Fair Value              Amount             Fair Value
                                         ------------       -----------          ------------         ------------
 Swiss Francs                            195 million        $         54          285 million         $         34
 Japanese Yen                           25.6 billion                  41         20.3 billion                   18

      The Swiss Franc agreement carries an exchange rate of 1.63 Francs per U.S. dollar. The exchange rates on the Japanese Yen agreements range from
66.50 to 137.26 Yen per U.S. dollar.

      At the present time, the Company has no significant unhedged exposure to foreign currency denominated assets and liabilities.

      FAIR VALUES OF FINANCIAL INSTRUMENTS

      The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and fair values of the Company's long-term debt, including current maturities, were (in millions):

                                                                        December 31,
                                              ----------------------------------------------------------------
                                                          1994                                  1993
                                              ---------------------------           --------------------------
                                              Carrying             Fair             Carrying             Fair
                                               Value               Value              Value              Value
                                              -------              -----            --------             -----
6.075% - 10.70% notes                          $2,778             $2,692             $2,982              $3,263
8.625% - 10.20% debentures                      1,188              1,117              1,308               1,443
6.125% convertible subordinated
  debentures                                      832                826                  -                   -
Variable rate indebtedness                      1,005              1,005                907                 907
7.10% - 9.25% bonds                               280                342                280                 331
Other                                             110                 95                154                 145
                                               ------             ------             ------              ------
                                               $6,193             $6,077             $5,631              $6,089
                                               ======             ======             ======              ======


7.    INCOME TAXES

      The significant components of the income tax provision (benefit) were (in millions):

                                                                        Year Ended December 31,
                                                                ------------------------------------------------
                                                                1994                 1993                   1992
                                                                ----                 ----                   ----
 Current                                                        $  (3)                $  13                $(121)
 Deferred                                                         217                   268                  239
 Benefit of operating loss carryforwards                          (72)                 (298)                (340)
                                                                -----                 -----                -----
                                                                $ 142                 $ (17)               $(222)
                                                                =====                 =====                =====




      The income tax provision (benefit) includes a federal income tax provision of $108 million for the year ended December 31, 1994, and a federal income tax benefit of $30 million and $219 million for the years ended December 31, 1993 and 1992, respectively.

      In addition, a deferred tax benefit of $120 million was recognized for the adjustment to the minimum pension liability in the year ended December 31, 1994.

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

      The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                          Year Ended December 31,
                                                               ------------------------------------------------
                                                               1994                 1993                   1992
                                                               ----                 ----                   ----
Statutory income tax provision (benefit)                        $130                $ (40)                $(237)
Meal expense                                                      21                    9                     8
Rate difference on net operating loss carryback                  (16)                   -                     -
State income tax provision (benefit), net                         15                    4                    (7)
Amortization                                                       7                    4                    16
Valuation allowance                                                3                   (2)                   17
Effect of rate change on deferred taxes                            -                    6                     -
Foreign tax credit carryforwards                                   -                    2                   (17)
Other, net                                                       (18)                   -                    (2)
                                                                ----                -----                 -----
Income tax provision (benefit)                                  $142                $ (17)                $(222)
                                                                ====                =====                 ======


      The components of AMR's deferred tax assets and liabilities were (in millions):

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                    1994                  1993
                                                                                   ------               -------
Deferred tax assets:
 Postretirement benefits other than pensions                                      $   439               $   381
 Gains from lease transactions                                                        269                   292
 Alternative minimum tax credit carryforwards                                         348                   267
 Operating loss carryforwards                                                         719                   647
 Other                                                                                687                   680
 Valuation allowance                                                                  (18)                  (15)
                                                                                  -------               -------
   Total deferred tax assets                                                        2,444                 2,252
                                                                                  -------               -------

Deferred tax liabilities:
 Accelerated depreciation and amortization                                         (2,191)               (1,834)
 Pensions                                                                              (5)                 (140)
 Other                                                                               (202)                 (225)
                                                                                  -------               -------
  Total deferred tax liabilities                                                   (2,398)               (2,199)
                                                                                  -------               -------
Net deferred tax asset                                                            $    46               $    53
                                                                                  =======               =======

      At December 31, 1994, AMR had available for federal income tax purposes approximately $348 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $2.1 billion of net operating loss carryforwards for regular tax purposes which expire as follows:
2007 - $970 million, 2008 - $838 million, and 2009 - $247 million.

8.    PREFERRED STOCK AND COMMON STOCK RIGHTS

      In 1993, AMR issued 2.2 million shares of 6% Series A cumulative convertible preferred stock, resulting in net proceeds of approximately $1.1 billion. At the holder's option, each preferred share is convertible into
6.3492 shares of common stock at any time. At the Company's option after February 1, 1996, the preferred shares are redeemable at specified redemption prices. In 1994, AMR exchanged $1.02 billion in face value of newly issued 6.125% convertible subordinated debentures due 2024 for 2.04 million of the preferred shares. See Note 5 for a more detailed description of the debentures.

      Each outstanding share of common stock has one preferred stock purchase right which entitles stockholders to purchase 1/100th of a share of an authorized series of preferred stock. Generally, the rights will not be exercisable until a party either acquires beneficial ownership of 10 percent of AMR's common stock or makes a tender offer for at least 30 percent of its common stock. The rights, which expire in 1996, do not have voting rights and may be redeemed by AMR at $0.05 per right at any time prior to the time that 10 percent or more of AMR's shares have been accumulated by a single acquirer or group. If AMR is acquired in a merger or business combination, each right has an exercise price of $200 and can be used to purchase the common stock of the surviving company having a market value of twice the exercise price of each right. As a result, the Board has reserved 1,000,000 shares of preferred stock for possible conversion of these rights.

9.    STOCK AWARDS AND OPTIONS

      Under the 1988 Long Term Incentive Plan, as amended in 1994, (1988 Plan), officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards. The total number of common shares authorized for distribution under the 1988 Plan is 7,200,000 shares. In the event that additional shares of the Company's common stock are issued, 7.65% of such newly issued shares will be allocated to the 1988 Plan, provided that the maximum number of shares which may be allocated to the 1988 Plan may not exceed the total number of authorized shares as of December 31, 1987. The 1988 Plan will terminate no later than May 18, 1998. Options granted are exercisable at the market value of the stock upon grant, generally becoming exercisable in equal annual installments over one to five years following the date of grant and expiring 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded. At December 31, 1994, 527,600 stock appreciation rights were outstanding.

      Stock option activity was:

                                                                          Year Ended December 31,
                                                             ------------------------------------------------
                                                             1994                 1993                   1992
                                                             ----                 ----                   ----
 Outstanding at January 1                                  2,107,950            1,991,100             2,217,975
 Granted                                                     409,400              448,500               140,500
 Exercised (1)                                               (41,600)            (208,910)             (281,435)
 Canceled (2)                                                (71,740)            (122,740)              (85,940)
                                                          ----------           ----------           -----------
 Outstanding at December 31                                2,404,010            2,107,950             1,991,100
                                                          ==========           ==========           ===========

(1)  At prices ranging from $39.6875 to $64.1875 in 1994, $39.6875 to
     $65.75 in 1993, and $27.6875 to $68.25 in 1992.

(2) Includes 21,000 and 20,000 options canceled upon exercise of stock appreciation rights for 1993 and 1992, respectively.

      The aggregate purchase price of outstanding options, number of exercisable options outstanding and stock awards available for grant were:

                                                                          Year Ended December 31,
                                                             ------------------------------------------------
                                                             1994                 1993                   1992
                                                             ----                 ----                   ----
 Aggregate purchase price (in millions)                   $      144           $      127           $       115
 Exercisable options outstanding                           1,282,790              963,450               806,020
 Stock awards available for grant                          3,239,948            1,229,781             1,933,294

      Shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan's Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                                                          Year Ended December 31,
                                                             ------------------------------------------------
                                                             1994                 1993                   1992
                                                             ----                 ----                   ----
 Outstanding at January 1                                  1,510,860            1,526,053             1,676,350
 Granted                                                      88,800              144,300               143,000
 Issued                                                      (56,625)             (84,321)             (239,217)
 Canceled                                                    (46,232)             (75,172)              (54,080)
                                                           ---------            ---------             ---------
 Outstanding at December 31                                1,496,803            1,510,860             1,526,053
                                                           =========            =========             =========

      AMR has a restricted stock incentive plan, under which officers and key employees were awarded shares of its common stock at no cost. At December 31, 1993, all 250,000 shares authorized for issuance in connection with the plan had been granted. Vesting of the shares occurs generally over a five-year period.

      A new performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan. The shares vest over a three-year performance period based upon AMR's ratio of operating cash flow to adjusted total assets. Performance share activity was:

                                                                                     Year Ended December 31,
                                                                                  -----------------------------
                                                                                   1994                 1993
                                                                                   ----                 ----
 Outstanding at January 1                                                         246,650                     -
 Granted                                                                          271,800               246,650
 Issued                                                                                 -                     -
 Canceled                                                                         (10,120)                    -
                                                                                  -------               -------
 Outstanding at December 31                                                       508,330               246,650
                                                                                  =======               =======

      At December 31, 1994, 21.6 million shares of AMR's common stock were reserved for the issuance of stock upon the conversion of convertible preferred stock and convertible subordinated debentures, the exercise of options, and the issuance of restricted stock and deferred stock.

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

      Total costs for all pension plans were (in millions):

                                                                          Year Ended December 31,
                                                             ------------------------------------------------
                                                             1994                 1993                   1992
                                                             ----                 ----                   ----
Defined benefit plans:
 Service cost - benefits earned during the period             $  204              $   167                $  152
 Interest cost on projected benefit obligation                   292                  285                   268
 Loss (return) on assets                                         232                 (638)                 (229)
 Net amortization and deferral                                  (541)                 356                   (52)
                                                              ------              -------                ------
 Net periodic pension cost for defined
  benefit plans                                                  187                  170                   139

Defined contribution plans                                       119                  118                   108
Early retirement programs(1)                                     154                    -                     -
                                                              ------              -------                ------
Total                                                         $  460              $   288                $  247
                                                              ======              =======                ======

(1) In late 1994, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with FAS 88, AMR recognized additional pension expense of $154 million associated with these programs. Of this amount, $120 million was for special termination benefits and $34 million was for the actuarial loss resulting from the early retirements.

      The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                                     December 31,
                                        -------------------------------------------------------------------------
                                                      1994                                    1993
                                        ---------------------------------        --------------------------------
                                         Plans with          Plans with          Plans with          Plans with
                                         Assets in          Accumulated           Assets in          Accumulated
                                         Excess of            Benefit             Excess of            Benefit
                                        Accumulated        Obligation in         Accumulated        Obligation in
                                          Benefit            Excess of             Benefit            Excess of
                                         Obligation            Assets            Obligation            Assets
                                        -----------        -------------         -----------        -------------
Vested benefit obligation                   $1,063              $2,118              $3,100                $  42
                                            ======              ======              ======                =====
Accumulated benefit obligation              $1,113              $2,175              $3,239                $  44
Effect of projected future
 salary increases                              251                 308                 703                   18
                                            ------              ------              ------                -----
Projected benefit obligation                 1,364               2,483               3,942                   62
                                            ------              ------              ------                -----
Plan assets at fair value                    1,161               2,144               3,542                    8
Plan assets less than projected
 benefit obligation                           (203)               (339)               (400)                 (54)
 Unrecognized net loss                         223                 719                 946                   22
Unrecognized prior service cost
 (benefit)                                      47                 (46)                (42)                   7
 Unrecognized transition asset                 (14)                (44)                (69)                  (1)
Adjustment to record minimum
 pension liability                               -                (329)                  -                  (11)
                                            ------              ------              ------                -----
Prepaid (accrued) pension cost(1)           $   53              $  (39)             $  435                $ (37)
                                            ======              ======              ======                =====

   (1) AMR's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      Plan assets consist primarily of government and corporate debt securities, marketable equity securities, and money market and mutual fund shares, of which approximately $141 million and $99 million of plan assets at December 31, 1994 and 1993, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

      The projected benefit obligation was calculated using weighted average discount rates of 8.75%, 7.50% and 9.00% at December 31, 1994, 1993 and 1992,
respectively; rates of increase for compensation of 4.40% at December 31, 1994 and 1993, and 4.90% at December 31, 1992; and the 1983 Group Annuity Mortality Table. The weighted average expected long-term rate of return on assets was 9.50% in 1994, 10.50% in 1993 and 11.25% in 1992. The vested benefit obligation and plan assets at fair value at December 31, 1994, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $3.2 billion and $3.3 billion, respectively.

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

      Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. AMR funds benefits as incurred and began, effective January 1993, to match employee prefunding.

      Effective January 1, 1992, AMR adopted FAS 106, changing the method of accounting for these benefits. Prior to 1992, other postretirement benefit expense was recognized by expensing health care claims incurred and annual life insurance premiums. The cumulative effect of adopting FAS 106 as of January 1, 1992, was a charge of $917 million ($595 million after tax, or $7.95 per share).

      Net other postretirement benefit cost was (in millions):

                                                                           Year Ended December 31,
                                                                -----------------------------------------------
                                                                1994                 1993                  1992
                                                                ----                 ----                  ----
 Service cost - benefits earned during the period               $ 62                 $ 47                  $ 43
 Interest cost on accumulated other postretirement
  benefit obligation                                              87                   87                    83
 Return on assets                                                 (1)                   -                     -
 Net amortization and deferral                                    (4)                  (4)                    -
                                                                ----                 ----                  ----
 Net other postretirement benefit cost                          $144                 $130                  $126
                                                                ====                 ====                  ====

      In addition to net other postretirement benefit cost, in late 1994, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with FAS 106, AMR recognized additional other postretirement benefit expense of $71 million associated with these programs. Of this amount, $43 million was for special termination benefits and $28 million was for the net actuarial loss resulting from the early retirements.

      The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in AMR's balance sheet, was (in millions):

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                    1994                 1993
                                                                                   ------                ------
Retirees                                                                           $  542                $  381
Fully eligible active plan participants                                               207                   306
Other active plan participants                                                        429                   522
                                                                                   ------                ------
Accumulated other postretirement benefit obligation                                 1,178                 1,209
Plan assets at fair value                                                              14                     7
                                                                                   ------                ------
Accumulated other postretirement benefit obligation
 in excess of plan assets                                                           1,164                 1,202
Unrecognized net loss                                                                   -                  (207)
Unrecognized prior service benefit                                                     90                    95
                                                                                   ------                ------
Accrued other postretirement benefit cost                                          $1,254                $1,090
                                                                                   ======                ======

     Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

      For 1994, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a nine percent annual rate, decreasing gradually to a 4 percent annual growth rate in 2000 and thereafter. A one percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1994, by approximately $100 million and 1994 other postretirement benefit cost by approximately $19 million. In 1993, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at an 11 percent annual rate, decreasing gradually to a 4 percent annual growth rate in 2000 and thereafter. The weighted average discount rate used in estimating the accumulated other postretirement benefit obligation was 8.75% and 7.50% at December 31, 1994 and 1993, respectively.

11.   RESTRUCTURING COSTS

      In 1994, the Company recorded $278 million for restructuring costs which included (in millions):

 Special termination benefits:
  Pension                                                                     $  120
  Other postretirement benefits                                                   43
 Actuarial losses:
  Pension                                                                         34
  Other postretirement benefits                                                   28
                                                                              ------

 Total cost of early retirement programs                                         225
 Severance                                                                        28
 Other                                                                            25
                                                                              ------
                                                                              $  278
                                                                              ======

      Approximately 1,700 agents and 600 management employees elected early retirement under programs offered to select groups of employees and will leave the Company's workforce during 1995. Cash payments associated with the early retirement programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

      The $28 million severance provision is for additional workforce reductions affecting approximately 2,300 agent and management personnel as a result of scheduled service reductions and improved administrative efficiencies. Cash outlays for severance payments are expected to occur substantially during 1995.

      The remaining $25 million included in the restructuring costs represents provisions for excess leased facilities and other restructuring activities. Cash outlays of approximately $18 million are expected to occur over the remaining lease terms.

12.   REVENUE AND OTHER EXPENSE ITEMS

      During 1994, the Company changed its estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on passenger revenues for 1994 was $59 million. Passenger revenues for 1993 include a $115 million positive adjustment resulting from a change in estimate relating to certain earned passenger revenues.

      Miscellaneous - net in 1994 includes a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle, Inc. Miscellaneous - net in 1993 and 1992 includes provisions of $71 million and $165 million, respectively, for losses associated with a reservations system project and resolution of related litigation. Also included in 1993 is a $125 million charge related to the retirement of certain McDonnell Douglas DC-10 aircraft. Also included in Miscellaneous - net for 1992 are charges aggregating $25 million for a cash payment representing American's share of a multi-carrier antitrust settlement and the retirement of certain regional aircraft.

13.   FOREIGN OPERATIONS

      American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                                        Year Ended December 31,
                                                        ------------------------------------------------------
                                                           1994                 1993                  1992
                                                        -----------          -----------          ------------
 Latin America                                          $     2,134          $     1,888          $      1,644
 Europe                                                       1,839                1,659                 1,692
 Pacific                                                        347                  362                   343
                                                        -----------          -----------          ------------
 Foreign operating revenues                             $     4,320          $     3,909          $      3,679
                                                        ===========          ===========          ============

14.   SEGMENT INFORMATION

      AMR's operations fall within three industry segments: the Air Transportation Group, The SABRE Group, and the AMR Management Services Group. For a description of each of these groups, refer to Business on pages 1 and 2.

      The following table presents selected financial data by industry segment (in millions):

                                                                               December 31,
                                                             --------------------------------------------------
                                                               1994                 1993                 1992
                                                             -------              -------               -------
 Air Transportation Group:
     Total revenues                                          $14,895              $14,785               $13,474
     Intergroup revenues                                           -                    -                     -
     Operating income (loss)                                     586                  374                  (310)
     Depreciation and amortization expense                     1,021                1,005                   838
     Capital expenditures, including route
      acquisition costs                                          717                1,721                 3,112
     Identifiable assets                                      17,466               17,566                17,269

 The SABRE Group:
     Total revenues                                            1,542                1,370                 1,271
     Intergroup revenues                                         637                  583                   563
     Operating income                                            367                  268                   256
     Depreciation and amortization expense                       183                  175                   170
     Capital expenditures                                        172                  179                   142
     Identifiable assets                                         585                  549                   534


 AMR Management Services Group:
     Total revenues                                              535                  452                   336
     Intergroup revenues                                         198                  208                   122
     Operating income                                             53                   48                    29
     Depreciation and amortization expense                        49                   43                    33
     Capital expenditures                                        225                  180                    81
     Identifiable assets                                       1,063                  775                   584


      Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. General corporate and other assets not allocated to business segments were $372 million, $436 million and $319 million at December 31, 1994, 1993 and 1992, respectively, and consist primarily of income tax assets.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information and non-cash activities (in millions):

                                                                          Year Ended December 31,
                                                              -------------------------------------------------
                                                               1994                  1993                  1992
                                                              ------                 ----                  ----
Cash payments (refunds) for:
 Interest (net of interest capitalized)                       $  609                 $584                  $458
 Income taxes                                                    (21)                 (32)                   (7)
Financing activities not affecting cash:
 Exchange of convertible debentures for
  preferred stock                                             $1,003                 $  -                  $  -
 Capital lease obligations incurred                              280                   21                   418
 Installment promissory notes issued for assets                    -                    -                   162

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial data by quarter for 1994 and 1993 (in millions, except per share amounts):

                                           First               Second                 Third               Fourth
                                          Quarter              Quarter               Quarter              Quarter
                                          -------              -------               -------              -------
 1994
Operating revenues                         $3,808               $4,101               $4,233                $3,995
Operating income (loss)                       159                  401                  489                   (43)
Net earnings (loss)                            (7)                 153                  205                  (123)
Earnings (loss) per common
 share(1):
  Primary
  Before effect of preferred stock
   exchange                                 (0.30)                1.77                 2.47                 (1.70)
  Net earnings (loss)                       (0.30)                1.77                 2.47                  0.55
  Fully diluted
  Before effect of preferred stock
   exchange                                 (0.30)                1.68                 2.27                 (1.70)
  Net earnings (loss)                       (0.30)                1.68                 2.27                  0.55


1993
Operating revenues                         $3,814               $4,212               $4,199                $3,591
Operating income (loss)                       116                  364                  372                  (162)
Earnings (loss) before
 extraordinary loss                           (22)                  47                  125                  (246)
Net earnings (loss)                           (22)                  47                  118                  (253)
Earnings (loss) per common share:
 Primary
  Before extraordinary loss                 (0.43)                0.39                 1.43                 (3.47)
  Net earnings (loss)                       (0.43)                0.39                 1.33                 (3.55)
 Fully diluted
  Before extraordinary loss                 (0.43)                0.39                 1.34                 (3.47)
  Net earnings (loss)                       (0.43)                0.39                 1.26                 (3.55)


(1) Information on the adjustment to the earnings per share computation for the three months ended December 31, 1994, for the effect of the preferred stock exchange is included in Note 5.

      Results for the fourth quarter of 1994 include $278 million in restructuring costs, primarily representing the cost of early retirement programs and severance for Air Transportation Group employees. Results for the fourth quarter of 1994 also include a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle, Inc. During the second quarter of 1994, the Company changed its estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on revenues for the second, third and fourth quarters of 1994 was $35 million, $14 million, and $10 million, as compared to the same quarters in 1993.

      Results for the second quarter of 1993 include a $115 million positive adjustment resulting from a change in estimate relating to certain earned passenger revenues. Results for the second quarter of 1993 also include a $125 million charge related to the retirement of certain McDonnell Douglas DC-10 aircraft. Results for the fourth quarter of 1993 reflect the adverse impact of a five-day strike by American's flight attendants and also include a $71 million charge for losses associated with a reservations system project and resolution of related litigation as well as a $25 million charge for the cost of severance of certain employees.

ITEM 9.      DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 1995. Information concerning the executive officers is included in Part I of this report on pages 12 and 13.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 1995.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 1995.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 1995.

                                    PART IV
--------------------------------------------------------------------------------

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

             EXHIBIT
             -------


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

             10(nn)       Amendment, dated as of February 1, 1990, to the Deferred Compensation Agreement, dated December 19, 1984, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(nn) to AMR's report on
                          Form 10-K for the year ended December 31, 1989, file number 1-8400.

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

             10(xx)       Deferred Compensation Agreement, dated as of February 5, 1993, between AMR and Charles T. Fisher, III.

             10(yy)       Deferred Compensation Agreement, dated as of February 10, 1993, between AMR and Edward O. Vetter.

             10(zz)       Deferred Compensation Agreement, dated as of March 8, 1993, between AMR and John D. Leitch.

             10(aaa)      Amendment No. 2 to the Rights Agreement, dated as of February 13, 1986, between AMR Corporation and First
                          Chicago Trust Company of New York.

             10(bbb)      Form of Guaranty to Career Equity Program under the AMR 1988 Long-Term Incentive Plan.

             10(ccc)      Amendment, dated as of July 26, 1993, to Career Equity Program Deferred Stock Award Agreements.

             10(ddd)      Second Amendment, dated as of July 26, 1993, to Career Equity Program Deferred Stock Award Agreements.

             10(eee)      Deferred Compensation Agreement, dated as of February 10, 1994, between AMR and Charles T. Fisher, III.

             10(fff)      Deferred Compensation Agreement, dated as of February 11, 1994, between AMR and Howard P. Allen.

             10(ggg)      American Airlines, Inc. 1995 Incentive Compensation Plan for Officers and Key Employees.

             10(hhh)      American Airlines , Inc. 1995 Employee Profit Sharing Plan.

             10(iii)      Amendment to AMR's 1988 Long-term Incentive Plan dated May 18, 1994, incorporated by reference to
                          Exhibit A AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

             10(jjj)      Directors Stock Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit B AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

             10(kkk)      Performance Share Program for the years 1993 to 1995 under the 1988 Long-term Incentive Program.

             10(lll)      Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program.


             10(mmm)      American Airlines, Inc. Supplemental Executive Retirement Program dated November 16, 1994.

             10(nnn)      Current form of Career Equity Program Agreement.

             11(a)        Computation of primary loss per share for the years ended December 31, 1994, 1993 and 1992.

             11(b)        Computation of loss per share assuming full dilution for the years ended December 31, 1994, 1993 and 1992.


             19           The 1974 and 1979 American Airlines (AMR) Stock Option plans as amended March 16, 1983, incorporated by reference to Exhibit 19 to AMR's report on Form 10-K for the year ended December 31, 1983, file number 1-
                          8400.  Refer to Exhibits 10(d) and 10(e).

             22           Significant subsidiaries of the registrant.

             23           Consent of Independent Auditors appears on page 62 hereof.

             27           Financial Data Schedule

(b)          Reports on Form 8-K:

             None.

                                AMR CORPORATION
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  [ITEM 14(A)]

                                                                                                              Page
 FINANCIAL STATEMENTS


 Report of Independent Auditors                                                                                 28

 Consolidated Statement of Operations for the Years Ended
 December 31, 1994, 1993 and 1992                                                                            29-30

 Consolidated Balance Sheet at December 31, 1994 and 1993                                                    31-32


 Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1994, 1993 and 1992                                                                               33

 Consolidated Statement of Stockholders' Equity for the Years Ended
 December 31, 1994, 1993 and 1992                                                                               34


 Notes to Consolidated Financial Statements                                                                  35-53


 CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
 DECEMBER 31, 1994, 1993 AND 1992


 Schedule II       Valuation and Qualifying Accounts and Reserves                                            63-65




All other schedules are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amounts.

                                                                      Exhibit 23


                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 No. 2-68366), (Form S-8 No. 33-27866), (Form S-3 No. 33-42027), (Form S-3
No. 33-46325), (Form S-3 No. 33-52121), and (Form S-4 No. 33-55191) of AMR
Corporation, and in the related Prospectuses, of our report dated February 13, 1995, with respect to the consolidated financial statements and schedules of AMR Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1994.



                                                               ERNST & YOUNG LLP


Dallas, Texas
March 22, 1995

                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN MILLIONS)



                                                                 CHARGED TO
                                                    ------------------------------------                                BALANCE
                                   BALANCE AT        OTHER         DEPREC.                                 SALES,          AT
                                    BEGINNING      OPERATING        AND                       NET       RETIREMENTS      END OF
                                     OF YEAR        EXPENSES       AMORT.      MISC.-NET   WRITE-OFF   AND TRANSFERS      YEAR
                                    --------        --------       ------      ---------   ---------   -------------      ----

 Allowance for
   uncollectible accounts              $  33         $   20          $  -       $   -     $  (27)           $  -         $  26



 Allowance for
   obsolescence of inventories           168              -            29           -          -             (18)          179



 Reserve for anticipated loss
   on fleet retirement                    57              -             -           4        (32)               -           29


 Reserve for anticipated loss
   on reservation project                158              -             -           -       (153)               -            5



                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)



                                                                 CHARGED TO
                                                    -----------------------------------                                 BALANCE
                                   BALANCE AT        OTHER         DEPREC.                                 SALES,          AT
                                    BEGINNING      OPERATING        AND                       NET       RETIREMENTS      END OF
                                     OF YEAR        EXPENSES       AMORT.      MISC.-NET   WRITE-OFF   AND TRANSFERS      YEAR
                                    --------        --------       ------      ---------   ---------   -------------      ----
 Allowance for
   uncollectible accounts              $   32        $   22         $  -       $   -       $  (21)        $   -           $  33



 Allowance for
   obsolescence of inventories            133             -           11           -            -            24             168



 Reserve for anticipated loss
   on fleet retirement                     26             -            -         125          (82)          (12) (a)         57


 Reserve for anticipated loss
   on reservation project                 132             -            -          71          (45)            -             158


(a) Transfer to Allowance for obsolescence of inventories.

                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN MILLIONS)




                                                                 CHARGED TO
                                                    ------------------------------------                                BALANCE
                                   BALANCE AT        OTHER         DEPREC.                                 SALES,          AT
                                    BEGINNING      OPERATING        AND                       NET       RETIREMENTS      END OF
                                     OF YEAR        EXPENSES       AMORT.      MISC.-NET   WRITE-OFF   AND TRANSFERS      YEAR
                                    --------        --------       ------      ---------   ---------   -------------      ----
 Allowance for
   uncollectible accounts              $   31        $   22         $  -       $   -       $  (21)        $   -           $  32



 Allowance for
   obsolescence of inventories            120             -           19           -           (6)            -             133



 Reserve for anticipated loss
   on fleet retirement                     48             -            -           5          (27)            -              26


 Reserve for anticipated loss
   on reservation project                   -             -            -         165          (33)            -             132



PART I  -  EXHIBIT 11 (A) AMR CORPORATION
                COMPUTATION OF PRIMARY EARNINGS (LOSS) PER SHARE
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                  Year Ended December 31,
                                                                        ----------------------------------------------
                                                                        1994                1993                1992
                                                                        -----              -------             -------
 NET EARNINGS (LOSS)                                                    $ 228              $  (110)            $  (935)
 Preferred stock dividends                                                (56)                 (60)                  -
                                                                        -----              -------             -------
                                                                          172                 (170)               (935)

Increase in additional paid-in capital from preferred
 stock exchange                                                           171                    -                   -
                                                                        -----              -------             -------

EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                             $ 343              $  (170)            $  (935)
                                                                        =====              =======             =======

SHARES, AS ADJUSTED:
  Average number of shares outstanding                                     76                   76                  75
  Add shares issued upon assumed exercise of dilutive options, stock appreciation rights and warrants and shares assumed
   issued for deferred stock granted                                        -                    1                   -
  Less assumed treasury shares repurchased                                  -                   (1)                  -
                                                                        -----              -------             -------
SHARES, AS ADJUSTED                                                        76                   76                  75
                                                                        =====              =======             =======

Primary earnings (loss) per share                                       $4.51              $ (2.23)            $(12.49)
                                                                        =====              =======             =======

                                                       PART I  -  EXHIBIT 11 (B)
                                AMR CORPORATION
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
                             ASSUMING FULL DILUTION
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                  Year Ended December 31,
                                                                        ---------------------------------------------
                                                                        1994                1993               1992
                                                                        -----              ------             -------
NET EARNINGS (LOSS)                                                     $ 228              $ (110)            $  (935)
Preferred stock dividends                                                 (56)                (60)                  -
                                                                        -----              ------             -------
                                                                          172                (170)               (935)

Increase in additional paid-in capital from preferred
 stock exchange                                                           171                   -                   -
                                                                        -----              ------             -------

EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                             $ 343              $ (170)            $  (935)
                                                                        =====              =======            =======

SHARES, AS ADJUSTED:
  Average number of shares outstanding                                     76                  76                  75
  Add shares issued upon assumed exercise of dilutive options, stock appreciation rights and warrants and shares assumed
   issued for deferred stock granted                                        -                   1                   -
  Less assumed treasury shares repurchased                                  -                  (1)                  -
                                                                        -----              ------             -------
SHARES, AS ADJUSTED                                                        76                  76                  75
                                                                        =====              ======             =======
Earnings (loss) per share assuming full dilution                        $4.51              $(2.23)            $(12.49)
                                                                        =====              ======             =======

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

Date: March 15, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

 /s/  Howard P. Allen                          /s/  Dee J. Kelly
 Howard P. Allen                               Dee J. Kelly


 /s/  Edward A. Brennan                        /s/  William Lyon
 Edward A. Brennan                             William Lyon


 /s/  David L. Boren                           /s/  Ann D. McLaughlin
 David L. Boren                                Ann D. McLaughlin


 /s/  Armando M. Codina                        /s/  Charles H. Pistor, Jr.
 Armando M. Codina                             Charles H. Pistor, Jr.


 /s/  Christopher F. Edley                     /s/  Joe M. Rodgers
 Christopher F. Edley                          Joe M. Rodgers


 /s/  Charles T. Fisher, III                   /s/  Maurice Segall
 Charles T. Fisher, III                        Maurice Segall


 /s/  Earl G. Graves                           /s/  Eugene F. Williams, Jr.
 Earl G. Graves                                Eugene F. Williams, Jr.


Date: March 15, 1995

                              INDEX TO EXHIBITS

          EXHIBIT          DESCRIPTION
          -------          -----------

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

             10(nn)       Amendment, dated as of February 1, 1990, to the Deferred Compensation Agreement, dated December 19, 1984, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(nn) to AMR's report on
                          Form 10-K for the year ended December 31, 1989, file number 1-8400.

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

             10(xx)       Deferred Compensation Agreement, dated as of February 5, 1993, between AMR and Charles T. Fisher, III.

             10(yy)       Deferred Compensation Agreement, dated as of February 10, 1993, between AMR and Edward O. Vetter.

             10(zz)       Deferred Compensation Agreement, dated as of March 8, 1993, between AMR and John D. Leitch.

             10(aaa)      Amendment No. 2 to the Rights Agreement, dated as of February 13, 1986, between AMR Corporation and First
                          Chicago Trust Company of New York.

             10(bbb)      Form of Guaranty to Career Equity Program under the AMR 1988 Long-Term Incentive Plan.

             10(ccc)      Amendment, dated as of July 26, 1993, to Career Equity Program Deferred Stock Award Agreements.

             10(ddd)      Second Amendment, dated as of July 26, 1993, to Career Equity Program Deferred Stock Award Agreements.

             10(eee)      Deferred Compensation Agreement, dated as of February 10, 1994, between AMR and Charles T. Fisher, III.

             10(fff)      Deferred Compensation Agreement, dated as of February 11, 1994, between AMR and Howard P. Allen.

             10(ggg)      American Airlines, Inc. 1995 Incentive Compensation Plan for Officers and Key Employees.

             10(hhh)      American Airlines , Inc. 1995 Employee Profit Sharing Plan.

             10(iii)      Amendment to AMR's 1988 Long-term Incentive Plan dated May 18, 1994, incorporated by reference to
                          Exhibit A AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

             10(jjj)      Directors Stock Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit B AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

             10(kkk)      Performance Share Program for the years 1993 to 1995 under the 1988 Long-term Incentive Program.

             10(lll)      Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program.


             10(mmm)      American Airlines, Inc. Supplemental Executive Retirement Program dated November 16, 1994.

             10(nnn)      Current form of Career Equity Program Agreement.

             11(a)        Computation of primary loss per share for the years ended December 31, 1994, 1993 and 1992.

             11(b)        Computation of loss per share assuming full dilution for the years ended December 31, 1994, 1993 and 1992.


             19           The 1974 and 1979 American Airlines (AMR) Stock Option plans as amended March 16, 1983, incorporated by reference to Exhibit 19 to AMR's report on Form 10-K for the year ended December 31, 1983, file number 1-
                          8400.  Refer to Exhibits 10(d) and 10(e).

             22           Significant subsidiaries of the registrant.

             23           Consent of Independent Auditors appears on page 62 hereof.

             27           Financial Data Schedule

(b)          Reports on Form 8-K:

             None.