Form 10-Q
period 1995-03-31
AMR CORP
filed 1995-05-15
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended March 31, 1995.


[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to
 .


Commission file number 1-8400.



                        AMR Corporation
     (Exact name of registrant as specified in its charter)

        Delaware                            75-1825172
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4333 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,   (817) 963-1234
including area code


                         Not Applicable
(Former name, former address and former fiscal year , if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No        .


              Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $1 par value - 76,026,866 as of May 8, 1995

                              INDEX

                         AMR CORPORATION




PART I:   FINANCIAL INFORMATION
Item 1. Financial Information


  Consolidated Statement of Operations -- the three months ended
  March 31, 1995 and 1994

  Condensed  Consolidated Balance Sheet -- March  31,  1995  and
  December 31, 1994

  Condensed Consolidated Statement of Cash Flows -- three months ended March 31, 1995 and 1994

  Notes  to Condensed Consolidated Financial Statements -- March
  31, 1995


Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                                 Three Months Ended
                                                     March 31,
                                                 1995          1994
Revenues
  Airline Group:
    Passenger - American Airlines, Inc.        $3,143        $3,028
                      - AMR Eagle, Inc.           155           181
    Cargo                                         158           156
    Other                                         155           139
                                                3,611         3,504

  The SABRE Group                                 406           367
  Management Services Group                       166           157
  Less: Intergroup revenues                      (213)         (220)
      Total operating revenues                  3,970         3,808

Expenses
  Wages, salaries and benefits                  1,405         1,365
  Aircraft fuel                                   378           395
  Commissions to agents                           320           326
  Depreciation and amortization                   315           320
  Other rentals and landing fees                  214           211
  Aircraft rentals                                170           179
  Food service                                    160           162
  Maintenance materials and repairs               152           143
  Other operating expenses                        604           548
    Total operating expenses                    3,718         3,649
Operating Income                                  252           159

Other Income (Expense)
  Interest income                                  13             6
  Interest expense                               (181)         (152)
  Interest capitalized                              4             7
  Miscellaneous - net                             (15)          (18)
                                                 (179)         (157)
Earnings Before Income Taxes                       73             2
Income tax provision                               35             9
Net Earnings (Loss)                                38           (7)
Preferred stock dividends                           1            16
Earnings (Loss) Applicable to Common Shares    $   37        $  (23)

Earnings (Loss) Per Common Share
  (Primary and Fully Diluted)                  $  0.48       $ (0.30)

Number of common shares used in
computations                                        77            76

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1995         1994
                                              (Unaudit      (Note)
                                                 ed)
Assets
Current Assets
  Cash                                        $     61     $     23
  Short-term investments                           484          754
  Receivables, net                               1,483        1,206
  Inventories, net                                 610          678
  Other current assets                             495          457
    Total current assets                         3,133        3,118

Equipment and Property
  Flight equipment, net                         10,148        9,888
  Purchase deposits for flight equipment            53          116
                                                10,201       10,004
  Other equipment and property, net              2,005        2,016
                                                12,206       12,020

Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,682        1,705
  Other equipment and property, net                170          173
                                                 1,852        1,878

Route acquisition costs, net                     1,025        1,032
Other assets, net                                1,453        1,438
                                              $ 19,669     $ 19,486

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1995         1994
                                            (Unaudited)      (Note)
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $    900     $    920
  Accrued liabilities                            1,830        1,803
  Air traffic liability                          1,577        1,473
  Current maturities of long-term debt             725          590
  Current obligations under capital leases         161          128
    Total current liabilities                    5,193        4,914

Long-term debt, less current maturities          5,417        5,603
Obligations   under  capital  leases,   less
current obligations                              2,250        2,275
Deferred income taxes                              311          279
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,077        3,035

Stockholders' Equity
  Convertible preferred stock                       78           78
  Common stock                                      76           76
  Additional paid-in capital                     2,217        2,212
  Minimum pension liability adjustment            (199)        (199)
  Retained earnings                              1,249        1,213
                                                 3,421        3,380
                                              $ 19,669     $ 19,486

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                               1995          1994
Net Cash Provided by Operating Activities      $  253        $  202

Cash Flow from Investing Activities:
  Capital expenditures                           (458)         (341)
  Net decrease (increase) in short-term
    investments                                   270          (146)
  Other, net                                       60             3
        Net cash used for investing activities   (128)         (484)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          -            72
  Net short-term borrowings with maturities of
    90 days or less                                 -           200
  Other short-term borrowings                       -           200
  Payments on long-term debt and capital lease
  obligations                                     (86)         (162)
  Payment of preferred stock dividends             (1)          (16)
        Net cash (used for) provided by
        financing activities                      (87)          294

Net increase in cash                               38            12
Cash at beginning of period                        23            63

Cash at end of period                          $   61        $   75

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)        $  155        $  144
  Income taxes                                     (9)          (59)

Financing Activities not Affecting Cash:
  Capital lease obligations incurred           $    -        $   72

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited condensed  consolidated  financial statements  have  been  prepared in accordance  with  generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation annual report on Form 10-K for the year ended December 31, 1994.

2.Certain  amounts  from 1994 have been reclassified  to  conform with 1995 presentation. Beginning January 1, 1995, the results of two AMR units -- TeleService Resources (TSR) and Data Management Services (DMS) -- are reported in the Management Services Group and the results of AMR Training and Consulting Group (AMRTCG) are reported in The SABRE Group. Previously, the results of TSR and DMS had been included in The SABRE Group, and the results of AMRTCG had been included in the Management Services Group.

3.In  July  1991,  American entered into  a  five-year  agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994, receivables are presented net of approximately $112 million of such transferred receivables. At March 31, 1995, no receivables were transferred under the terms of the agreement.

4.Accumulated  depreciation of owned equipment  and  property  at
  March 31, 1995 and December 31, 1994, was $5.6 billion and $5.5 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1995 and December 31, 1994, was $942 million and $898 million, respectively.

5.In  April 1995, American announced an agreement to sell  12  of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002. At the same time the two companies signed a separate six-year maintenance contract under the terms of which American will perform work on FedEx's aircraft fleet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations


Summary AMR recorded net earnings for the three months ended March 31, 1995, of $38 million ($37 million after preferred stock dividends, or $0.48 per common share, both primary and fully diluted). This compares to a net loss of $7 million ($23 million after preferred stock dividends, or $0.30 per common share, both primary and fully diluted) for the first quarter of 1994. AMR's operating income improved 58.5 percent or $93 million.

AMR's improved operating results reflect better performance by each of the Company's three business units - the Airline Group (formerly the Air Transportation Group), which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

The following sections provide a discussion of AMR's results  by
reporting  segment.   A description of the  businesses  in  each
reporting segment is included in AMR's Annual Report on Form 10-
K for the year ended December 31, 1994.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1995          1994
Revenues
  Passenger - American Airlines, Inc.          $3,143        $3,028
                    - AMR Eagle, Inc.             155           181
  Cargo                                           158           156
  Other                                           155           139
                                                3,611         3,504
Expenses
  Wages, salaries and benefits                  1,240         1,211
  Aircraft fuel                                   378           395
  Commission to agents                            320           326
  Depreciation and amortization                   256           264
  Other operating expenses                      1,309         1,262
    Total operating expenses                    3,503         3,458
Operating Income                                  108            46

Other Income (Expense)                           (161)         (147)

Loss Before Income Taxes                       $  (53)       $ (101)

Average number of equivalent employees         89,300        91,600

OPERATING STATISTICS
                                                 Three Months Ended
                                                     March 31,
                                                 1995          1994
American Airlines, Inc.
  Passenger Division
    Revenue passenger miles (millions)          23,834       22,379
    Available seat miles (millions)             37,398       36,715
    Passenger revenue yield per passenger mile   13.19        13.53
     (cents)
     Passenger revenue per available seat mile    8.40         8.25
     (cents)
    Operating expenses per available seat mile    8.52         8.66
    (cents)
    Passenger load factor                        63.7%         61.0%
    Breakeven load factor                        62.1%         61.8%
    Fuel consumption (gallons, in millions)       666           663
    Fuel price per gallon (cents)                54.8          57.7
    Operating aircraft at period-end              648           664
  Cargo Division
    Cargo ton miles (millions)                    489           443
    Revenue yield per ton mile (cents)          31.99         34.75

AMR Eagle, Inc.
    Revenue passenger miles (millions)            496           540
    Available seat miles (millions)               960           993
    Passenger load factor                        51.7%         54.4%
    Operating aircraft at period-end              267           276

Operating aircraft at March 31, 1995, included:

 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              81        Super ATR                  30
Boeing 757-200              84        Jetstream 32               50
Boeing 767-200               8        Saab 340A                  16
Boeing 767-200 Extended               Saab 340B                 100
 Range                      22
Boeing 767-300 Extended               Shorts 360                 25
 Range                      41
Fokker 100                  75         Total                    267
McDonnell Douglas DC-10-10  17
McDonnell Douglas DC-10-30   6
McDonnell Douglas MD-11     19
McDonnell Douglas MD-80    260
 Total                     648

87.5% of the jet aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal
Aviation Administration.

Average aircraft age is 8 years for jet aircraft and 4 years for regional aircraft.

The  Airline  Group's  revenues increased $107  million  or  3.1
percent.   American's  passenger   revenues  increased  by   3.8
percent, $115 million. American's yield (the average amount one passenger pays to fly one mile) of 13.19 cents decreased by 2.5 percent compared to the same period in 1994. Domestic yields
decreased  4.7  percent from first quarter 1994.   International
yields increased 3.2 percent over first quarter 1994, due principally to a 13.0 percent increase in Europe, partially offset by a 3.7 percent decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
6.5 percent to 23.8 billion miles for the quarter ended March 31, 1995. American's capacity or available seat miles (ASMs) increased 1.9 percent to 37.4 billion miles in the first quarter of 1995, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased 5.0 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 8.2 percent compared with first quarter 1994. Year over year for the first quarter 1995, American's domestic traffic increased 5.8 percent on capacity decreases of 0.4 percent and international traffic grew 8.2 percent on capacity increases of 8.0 percent. The change in international traffic was driven by a 12.8 percent increase in traffic to Latin America on capacity growth of 10.6 percent, and a 4.3 percent increase in traffic to Europe on a capacity increase of 5.8 percent.

Passenger revenues of the AMR Eagle carriers decreased 14.4 percent, $26 million, due principally to a reduction in traffic of 8.1 percent to 496 million RPMs. The reduction in traffic was primarily attributable to the Federal Aviation Administration's temporary restrictions on the operation of ATR aircraft during first quarter 1995, which contributed to a decrease in capacity of 3.3 percent to 960 million ASMs.

Other revenues increased 11.5 percent, $16 million, primarily due to contract maintenance work performed by American for other airlines.

The  Airline  Group's operating expenses increased 1.3  percent,
$45  million.   Because  capacity increased  more  rapidly  than
expenses,  American's Passenger Division cost per ASM  decreased by 1.6 percent to 8.52 cents. Wages, salaries and benefits rose 2.4 percent, $29 million, due primarily to salary adjustments for existing employees, partially offset by a 2.5 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 4.3 percent, $17 million, due to a 5.0 percent decrease in American's average price per gallon, partially offset by an 0.5 percent increase in gallons consumed by
American.   Commissions  to  agents decreased  1.8  percent,  $6
million, due principally to a lower percentage of revenue subject to agent commissions combined with a reduction in
average   rates  paid  to  agents.   Other  operating  expenses,
consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses increased 3.7 percent, $47 million, primarily due to increases in contract maintenance expenses and increases in landing fee rates at certain locations.

Other Income (Expense) increased 9.5 percent or $14 million. Interest expense (net of amounts capitalized) increased $36 million due primarily to the issuance of $1.02 billion of convertible debentures in exchange for 2.04 million preferred shares in 1994, and the effect of rising interest rates on floating rate debt and interest rate swap transactions. The increase in interest expense was partially offset by an increase in interest income of $18 million attributable to higher average investment balances and higher average rates.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1995          1994
Revenues                                       $  406        $  367

Expenses
   Wages, salaries and benefits                   106           100
   Depreciation and amortization                   45            44
   Other operating expenses                       137           126
       Total operating expenses                   288           270
Operating Income                                  118            97

Other Income (Expense)                             (9)           (4)

Income Before Income Taxes                     $  109        $   93

Average number of equivalent employees          7,300         6,800

Revenues
Revenues for The SABRE Group increased 10.6 percent, $39 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, increased sales of premium priced products and AMR's services agreement with Canadian Airlines International, Inc. (CAI), which was signed in April 1994.

Expenses
Wages, salaries and benefits increased 6.0 percent, $6 million, due primarily to a 7.4 percent increase in the average number of equivalent employees. Other operating expenses increased 8.7 percent, $11 million, due primarily to costs associated with international expansion and the CAI agreement.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1995          1994
Revenues                                       $  166        $  157

Expenses
  Wages, salaries and benefits                     59            54
  Other operating expenses                         81            87
    Total operating expenses                      140           141
Operating Income                                   26            16

Other Income (Expense)                             (9)           (6)

Income Before Income Taxes                     $   17        $   10

Average number of equivalent employees         12,700        11,800

Revenues
Revenues for the AMR Management Services Group increased 5.7 percent, or $9 million. Revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines including CAI, contributed $7 million to the increase.

Expenses
Wages, salaries and benefits increased 9.3 percent, $5 million, due primarily to a 7.6 percent increase in the average number of equivalent employees. Other operating expenses decreased 6.9 percent, $6 million, due primarily to a reduction in aircraft rent attributable to the expiration of operating leases for 18 Jetstream 32 aircraft since March 31, 1994.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three month period ended March 31, 1995, was $253 million, compared to $202 million in 1994. Capital expenditures for the first quarter of 1995 were $458 million, and included the acquisition of three Boeing 757-200 and four Boeing 767-300 aircraft by American and the acquisition of two Super ATR turboprop aircraft by AMR Leasing. These capital expenditures, as well as the expansion of certain airport facilities, were financed with internally generated cash.

                             PART II


Item 1.  Legal Proceedings

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

                             PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10(ooo)     Amendment,  dated  as April 18, 1995  to  Employment
       Agreement  among  AMR, American Airlines  and  Robert  L.
       Crandall.

11    Statement re: computation of earnings per share

The Company did not file any reports  on  Form  8-K  during  the
                               three  months  ended  March   31,
                               1995.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:May 12,1995            BY:
                               Gerard J. Arpey
                               Senior Vice President and  Chief
                               Financial Officer

                                                            EXHIBIT 11

                         AMR CORPORATION
            Computation of Earnings (Loss) Per Share
             (In millions, except per share amounts)

                                                Three Months Ended
                                                March 31,
                                                1995         1994
Primary:
 Average shares outstanding                         76           76
 Add shares issued upon assumed conversion of
   dilutive options, stock appreciation rights
and
   warrants and shares assumed issued for            3            -
deferred
   stock granted
 Less assumed treasury shares purchased             (2)           -

 Totals                                             77           76
Earnings (Loss)                                 $   38       $   (7)
 Less: Preferred dividend requirements              (1)         (16)
 Earnings (loss) applicable to common shares    $   37       $  (23)
 Per share amount                               $  0.48      $(0.30)

Fully diluted:
 Average shares outstanding                         76           76
 Add shares issued upon assumed conversion of
   dilutive options, stock appreciation rights
and
   warrants and shares assumed issued for            3            -
deferred
   stock granted
 Less assumed treasury shares purchased             (2)           -

 Totals                                             77           76
 Earnings (Loss)                                $   38       $   (7)
 Less: Preferred dividend requirements              (1)         (16)
 Earnings (loss) applicable to common shares    $   37       $  (23)
 Per share amount                               $  0.48      $(0.30)

                                                  Exhibit 10(ooo)

                                             Amendment B

             AMENDMENT FIVE TO EMPLOYMENT AGREEMENT


           This Amendment Five to Employment Agreement dated this ____ day of April 1995, by and among AMR Corporation ("AMR"), a Delaware Corporation, American Airlines, Inc. ("American"), a Delaware Corporation, each of which has its principal office at 4333 Amon Carter Boulevard, Fort Worth, Texas, 76155 and Robert
L. Crandall, who currently resides at 5243 Park Lane, Dallas, Texas 75220-2145 (the "Executive").

           WHEREAS, AMR, American and the Executive have entered into an Employment Agreement effective as of January 1, 1988, as amended, (the "Agreement"); and

            WHEREAS,   AMR,  American  and  the  Executive   have
determined that it is beneficial to the interests of each to amend the Agreement.

          NOW THEREFORE, in consideration of the promises and the mutual covenants and conditions set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, AMR, American and the Executive hereby agree as follows:

     1. Paragraph 1 of the Agreement is deleted in its entirety and in its place is substituted the following:

           "The Company hereby employs the Executive, and Executive hereby accepts such employment by the
     Company, in the positions and with the duties and responsibilities set forth in Section 2 and upon such other terms and conditions as are hereinafter states, for the period commencing on January 1, 1988, and except as otherwise provided herein, ending on the earlier to occur of (i) December 31, 1998, or (ii) the termination of Executive's employment."

      2.    a)   Paragraphs 3.d (iii) and 3.d (iv) are renumbered
3.d (iv) and 3.d (v), respectively, and a new paragraph, to be numbered 3.d (iii), is added to the Agreement, to read as follows:

          "(iii) Executive shall receive additional years of credited service under the terms of the Company's tax qualified and supplemental pension plans (including any successors thereto) in accordance with the following table:

                                     Age at Retirement

                                   60   61   62   63

          Additional Years
          of Credited Service:      2    4    7   10"

      b) Paragraphs 4(a)(v) and 4(b)(v) are amended by deleting the phrases "actual period of employment with the Company" and substituting therefor "years of credited service (including such additional years of credited service as provided pursuant to paragraph 3(d)(iii)), under the Company's tax qualified and supplemental pension plans (including any successors thereto)".

           IN WITNESS HEREOF, the undersigned have executed this Amendment to Employment Agreement as of the date first written above.

AMERICAN AIRLINES, INC.            AMR CORPORATION



___________________________        __________________________
by Anne H. McNamara, its           by Anne H. McNamara, its
Senior Vice President and          Senior Vice President and
General Counsel                    General Counsel


EXECUTIVE



____________________________
Robert L. Crandall