Form 10-Q
period 1995-06-30
AMR CORP
filed 1995-08-14
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended June 30, 1995.


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
including area code


                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No        .


              Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $1 par value - 76,314,363 as of August 7, 1995

                              INDEX

                         AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1. Financial Information

  Consolidated  Statement of Operations --  Three  months  ended
  June  30,  1995 and 1994; Six months ended June 30,  1995  and
  1994

  Condensed  Consolidated Balance Sheet --  June  30,  1995  and
  December 31, 1994

  Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1995 and 1994

  Notes  to Condensed Consolidated Financial Statements --  June
  30, 1995


Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1995       1994       1995       1994
Revenues
  Airline Group:
    Passenger
    - American
      Airlines, Inc.        $3,395     $3,267     $6,538     $6,295
    - AMR Eagle, Inc.          203        207        358        388
    Cargo                      178        165        336        321
    Other                      180        149        335        288
                             3,956      3,788      7,567      7,292

  The SABRE Group              408        364        814        731
  Management Services Group    162        158        328        315
  Less: Intergroup revenues   (219)      (209)      (432)      (429)
Total operating revenues     4,307      4,101      8,277      7,909

Expenses
  Wages, salaries and
    benefits                 1,464      1,388      2,869      2,753
  Aircraft fuel                399        388        777        783
  Commissions to agents        321        339        641        665
  Depreciation and
    amortization               318        319        633        639
  Other rentals and
    landing fees               218        205        432        416
  Aircraft rentals             167        172        337        351
  Food service                 168        171        328        333
  Maintenance materials
    and repairs                156        149        308        292
repairs
  Other operating expenses     614        569      1,218      1,117
    Total operating          3,825      3,700      7,543      7,349
expenses
Operating Income               482        401        734        560

Other Income (Expense)
  Interest income               14          7         27         13
  Interest expense            (177)      (154)      (358)      (306)
  Interest capitalized           4          4          8         11
  Miscellaneous - net           (2)       (10)       (17)       (28)
                              (161)      (153)      (340)      (310)
Earnings Before Income Taxes
and Extraordinary Loss         321        248        394        250
Income tax provision           129         95        164        104
Earnings Before
Extraordinary Loss             192        153        230        146
Extraordinary Loss,
Net of Tax Benefit             (13)         -        (13)         -
Net Earnings                   179        153        217        146
Preferred stock dividends        1         17          2         33
Earnings Applicable to
Common Shares               $  178     $  136     $  215     $  113


Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1995       1994       1995       1994
Earnings (Loss) Per Common
Share
  Primary:
    Before effect of
    extraordinary loss      $   2.48   $   1.77   $   2.96   $   1.48
    Extraordinary loss         (0.17)         -      (0.17)         -

    Net Earnings            $   2.31   $   1.77   $   2.79   $   1.48

  Fully Diluted:
    Before effect of
    extraordinary loss      $   2.23   $   1.68   $   2.77   $   1.48
    Extraordinary loss         (0.15)         -      (0.15)         -

    Net Earnings            $   2.08   $   1.68   $   2.62   $   1.48
Number of common shares
used in computations
    Primary                       77         76         77         76
    Fully diluted                 91         90         91         76

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              June 30,     December
                                                              31,
                                                1995         1994
                                             (Unaudited)    (Note)
Assets
Current Assets
  Cash                                        $     89     $     23
  Short-term investments                           810          754
  Receivables, net                               1,458        1,206
  Inventories, net                                 615          678
  Other current assets                             520          457
    Total current assets                         3,492        3,118

Equipment and Property
  Flight equipment, net                         10,180        9,888
  Purchase deposits for flight equipment            29          116
                                                10,209       10,004
  Other equipment and property, net              1,989        2,016
                                                12,198       12,020

Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,647        1,705
  Other equipment and property, net                168          173
                                                 1,815        1,878

Route acquisition costs, net                     1,018        1,032
Other assets, net                                1,430        1,438
                                              $ 19,953     $ 19,486

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              June 30,     December
                                                              31,
                                                1995         1994
                                            (Unaudited)      (Note)
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                            $    914     $    920
  Accrued liabilities                            2,060        1,803
  Air traffic liability                          1,666        1,473
  Current maturities of long-term debt             750          590
  Current obligations under capital leases         160          128
    Total current liabilities                    5,550        4,914

Long-term debt, less current maturities          5,155        5,603
Obligations   under  capital  leases,   less
current obligations                              2,236        2,275
Deferred income taxes                              326          279
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,085        3,035

Stockholders' Equity
  Convertible preferred stock                       78           78
  Common stock                                      76           76
  Additional paid-in capital                     2,227        2,212
  Retained earnings                              1,220        1,014
                                                 3,601        3,380
                                              $ 19,953     $ 19,486

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                               Six Months Ended June
                                                        30,
                                               1995          1994
Net Cash Provided by Operating Activities      $1,107        $  994

Cash Flow from Investing Activities:
  Capital expenditures                          (683)         (612)
  Net increase in short-term investments         (56)          (44)
  Investment in Canadian Airlines
   International, Ltd.                             -          (177)
  Other, net                                      65             7
        Net cash used for investing activities  (674)         (826)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          -           109
  Other short-term borrowings                       -           200
  Payments on other short-term borrowings           -          (200)
  Payments on long-term debt and capital lease
   obligations                                   (365)         (242)
  Payment of preferred stock dividends             (2)          (33)
        Net cash used for financing activities   (367)         (166)

Net increase in cash                               66             2
Cash at beginning of period                        23            63

Cash at end of period                          $   89        $   65

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)        $  336        $  294
  Income taxes                                    (56)          (58)

Financing Activities not Affecting Cash:
  Capital lease obligations incurred           $    -        $  190

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

3.In  July  1991,  American entered into  a  five-year  agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994, receivables are presented net of approximately $112 million of such transferred receivables. At June 30, 1995, no receivables were transferred under the terms of the agreement.

4.Accumulated  depreciation of owned equipment  and  property  at
  June 30, 1995 and December 31, 1994, was $5.7 billion and $5.5 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1995 and December 31, 1994, was $948 million and $898 million, respectively.

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

6.In  the  second  quarter  of 1995 AMR repurchased  and  retired prior  to  maturity  $239 million in face  value  of  long-term
  debt.   The  retirements resulted in an extraordinary  loss  of
  $13 million, net of tax benefit of $8 million.

7.Included  in  Passenger Revenues for the three and  six  months ended June 30, 1994, is a favorable adjustment of $35 million produced by a change in the Company's estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations


Summary AMR recorded net earnings for the three months ended June 30, 1995, of $178 million after preferred stock dividends, or $2.31 per common share primary, $2.08 fully diluted. This compares with net earnings of $136 million after preferred stock dividends, or $1.77 per common share primary, $1.68 fully diluted for the second quarter of 1994. Included in net earnings for the three months ended June 30, 1995, is an extraordinary loss of $21 million ($13 million net of tax) resulting from the repurchase and retirement of $239 million of debt prior to scheduled maturity. AMR's operating income improved 20.2 percent or $81 million.

AMR's improved operating results reflect better performance by each of the Company's three business units - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

The following sections provide a discussion of AMR's results  by
reporting  segment.   A description of the  businesses  in  each
reporting segment is included in AMR's Annual Report on Form 10-
K for the year ended December 31, 1994.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                      June 30,
                                                 1995          1994
Revenues
  Passenger - American Airlines, Inc.          $3,395        $3,267
                    - AMR Eagle, Inc.             203           207
  Cargo                                           178           165
  Other                                           180           149
                                                3,956         3,788
Expenses
  Wages, salaries and benefits                  1,293         1,232
  Aircraft fuel                                   399           388
  Commission to agents                            321           339
  Depreciation and amortization                   259           262
  Other operating expenses                      1,329         1,280
    Total operating expenses                    3,601         3,501
Operating Income                                  355           287

Other Income (Expense)                          (150)         (138)

Earnings Before Income Taxes                   $  205        $  149

Average number of equivalent employees         89,500        90,100

OPERATING STATISTICS
                                                 Three Months Ended
                                                      June 30,
                                                 1995          1994

American Airlines, Inc.
  Passenger Division
    Revenue passenger miles (millions)          26,012       24,443
    Available seat miles (millions)             38,742       37,953
    Passenger revenue yield per passenger mile   13.05         13.37
(cents)
    Passenger revenue per available seat mile    8.77          8.61
(cents)
    Operating expenses per available seat mile   8.40          8.36
(cents)
    Passenger load factor                        67.1%         64.4%
    Breakeven load factor                        60.5%         59.6%
    Fuel consumption (gallons, in millions)       687           681
    Fuel price per gallon (cents)                56.0          54.8
    Operating aircraft at period-end              650           650
  Cargo Division
    Cargo ton miles (millions)                    532           494
    Revenue yield per ton mile (cents)          33.01         33.44

AMR Eagle, Inc.
    Revenue passenger miles (millions)             645          642
    Available seat miles (millions)              1,126        1,123
    Passenger load factor                         57.3%        57.2%
    Operating aircraft at period-end               266          278

Operating aircraft at June 30, 1995, included:

 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              81        Super ATR                  33
Boeing 757-200              87        Jetstream 32               46
Boeing 767-200               8        Saab 340A                  16
Boeing 767-200 Extended     22        Saab 340B                 100
 Range
Boeing 767-300 Extended     41        Shorts 360                 25
 Range
Fokker 100                  75         Total                    266
McDonnell Douglas DC-10-10  17
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11     19
McDonnell Douglas MD-80    260
 Total                     650

87.5% of the jet aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal
Aviation Administration.

Average aircraft age is 8 years for jet aircraft and 4 years for regional aircraft.

The Airline Group's revenues increased $168 million or 4.4 percent in the second quarter of 1995 versus the same period last year. American's passenger revenues increased by 3.9 percent, $128 million. American's yield (the average amount one passenger pays to fly one mile) of 13.05 cents decreased by 2.3 percent compared to the same period in 1994. Domestic yields decreased 3.7 percent from second quarter 1994. International yields increased 1.3 percent from second quarter 1994, due principally to an 8.1 percent increase in Europe partially offset by a 5.5 percent decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
6.4 percent to 26.0 billion miles for the quarter ended June 30, 1995. American's capacity or available seat miles (ASMs) increased 2.1 percent to 38.7 billion miles in the second quarter of 1995, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased
10.1 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 3.1 percent compared with second quarter 1994. American's domestic traffic increased 4.6 percent on capacity decreases of 1.1 percent and international traffic grew 10.9 percent on capacity increases of 10.4 percent. The change in international traffic was driven by a 14.4 percent increase in traffic to Latin America on capacity growth of 14.2 percent, and a 9.1 percent increase in traffic to Europe on a capacity increase of 7.4 percent.

Passenger revenues of the AMR Eagle carriers decreased 1.9 percent, $4 million, despite a slight increase in traffic of 0.6 percent to 645 million RPMs. In the first quarter AMR Eagle redeployed its fleet of ATR aircraft in response to the FAA's temporary restrictions on the operation of ATR aircraft. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarter of 1995. As of June 30, 1995, the Eagle aircraft have returned to their original location and operations are expected to return to normal during the third quarter of 1995.

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet and approximately nine percent of AMR Eagle's fleet, forcing the carriers to reduce scheduled service during the entire month of May. This adversely impacted the Airline Group's revenue and cost performance. The combined impact of the hailstorm and the Eagle redeployment reduced AMR's second quarter net income by approximately $23 million.

Other revenues increased 20.8 percent, $31 million, primarily due to contract maintenance work performed by American for other airlines and increases in airport ground services provided by American to other airlines.

The  Airline  Group's operating expenses increased 2.9  percent,
$100  million.   American's  Passenger  Division  cost  per  ASM
increased 0.5 percent to 8.40 cents. Wages, salaries and benefits rose 5.0 percent, $61 million, due primarily to an increase in
provisions  for  profit  sharing  and  salary  adjustments   for
existing employees, partially offset by a 0.7 percent reduction in the average number of equivalent employees. Aircraft fuel expense increased 2.8 percent, $11 million, due to a 2.3 percent increase in American's average price per gallon and a 0.8
percent  increase in gallons consumed by American.   Commissions
to agents decreased 5.3 percent, $18 million, due principally to a lower percentage of revenue subject to agent commissions combined with a reduction in average rates paid to agents attributable primarily to the change in commission structure
implemented   in  February  1995.   Other  operating   expenses,
consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses increased 3.8 percent, $49 million, primarily due to increases in contract maintenance expenses and increases in landing fee rates at certain locations.

Other Income (Expense) increased 8.7 percent or $12 million. Interest expense (net of amounts capitalized) increased $25 million due primarily to the issuance of $1.02 billion of convertible debentures in exchange for 2.04 million preferred shares in 1994, and the effect of rising interest rates on floating rate debt and interest rate swap agreements. These increases were partially offset by decreases in interest expense attributable to the repurchase and retirement of debt prior to scheduled maturity. Interest income increased due to higher average investment balances and higher average rates.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Three Months Ended
                                                      June 30,
                                                 1995          1994
Revenues                                       $  408        $  364

Expenses
   Wages, salaries and benefits                   110            98
   Depreciation and amortization                   43            44
   Other operating expenses                       153           129
       Total operating expenses                   306           271
Operating Income                                  102            93

Other Income (Expense)                            (2)           (7)

Income Before Income Taxes                     $  100        $   86

Average number of equivalent employees          7,400         7,100

Revenues
Revenues for The SABRE Group increased 12.1 percent, $44 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, increased sales of premium priced products and AMR's services agreement with Canadian Airlines International, Inc. (CAI), which was signed in April 1994.

Expenses
Wages, salaries and benefits increased 12.2 percent, $12 million, due to wage and salary adjustments for existing employees and an increase in the average number of equivalent employees. Other operating expenses increased 18.6 percent, $24 million, due primarily to costs associated with international expansion and the CAI agreement.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Three Months Ended
                                                      June 30,
                                                 1995          1994
Revenues                                       $  162        $  158

Expenses
  Wages, salaries and benefits                     60            57
  Other operating expenses                         76            80
    Total operating expenses                      136           137
Operating Income                                   26            21

Other Income (Expense)                           (10)           (8)

Income Before Income Taxes                     $   16        $   13

Average number of equivalent employees         12,300        12,000

Revenues
Revenues for the AMR Management Services Group increased 2.5 percent, or $4 million. Revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines including CAI, contributed $8 million to the increase.

Expenses
Wages, salaries and benefits increased 5.3 percent, $3 million, due primarily to an increase in the average number of equivalent employees. Other operating expenses decreased 5.0 percent, $4 million, due primarily to a reduction in aircraft rent attributable to the expiration of operating leases for 18 Jetstream 32 aircraft since June 30, 1994.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                               Six Months Ended June
                                                        30,
                                                 1995          1994
Revenues
  Passenger - American Airlines, Inc.          $6,538        $6,295
                    - AMR Eagle, Inc.             358           388
  Cargo                                           336           321
  Other                                           335           288
                                                7,567         7,292
Expenses
  Wages, salaries and benefits                  2,533         2,443
  Aircraft fuel                                   777           783
  Commission to agents                            641           665
  Depreciation and amortization                   515           526
  Other operating expenses                      2,638         2,542
    Total operating expenses                    7,104         6,959
Operating Income                                  463           333

Other Income (Expense)                          (311)         (285)

Income Before Income Taxes                     $  152        $   48

Average number of equivalent employees         89,400        90,900

OPERATING STATISTICS
                                               Six Months Ended June
                                                        30,
                                                 1995          1994
American Airlines, Inc.
  Passenger Division
    Revenue passenger miles (millions)          49,846       46,822
    Available seat miles (millions)             76,140       74,668
    Passenger revenue yield per passenger mile   13.12        13.44
     (cents)
    Passenger revenue per available seat mile     8.59         8.43
     (cents)
    Operating expenses per available seat mile    8.46         8.51
     (cents)
    Passenger load factor                         65.5%        62.7%
    Breakeven load factor                         61.3%        61.0%
    Fuel consumption (gallons, in millions)      1,353        1,344
    Fuel price per gallon (cents)                 55.4         56.2
    Operating aircraft at period-end               650          650
  Cargo Division
    Cargo ton miles (millions)                   1,021          937
    Revenue yield per ton mile (cents)           32.52        34.26

AMR Eagle, Inc.
    Revenue passenger miles (millions)           1,141        1,182
    Available seat miles (millions)              2,086        2,116
    Passenger load factor                         54.7%        55.9%
    Operating aircraft at period-end               266          278

The Airline Group's revenues increased $275 million or 3.8 percent during the first six months of 1995 versus the same period last year. American's passenger revenues increased by
3.9 percent, $243 million. American's yield (the average amount one passenger pays to fly one mile) of 13.12 cents decreased by
2.4 percent compared to the same period in 1994. Domestic yields decreased 4.2 percent from the first six months of 1994. International yields increased 2.3 percent over the first six months of 1994, due principally to a 10.1 percent increase in Europe partially offset by a 4.6 decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
6.5 percent to 49.8 billion miles for the six months ended June 30, 1995. American's capacity or available seat miles (ASMs) increased 2.0 percent to 76.1 billion miles in the first six months of 1995, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased
8.4 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 5.5 percent compared with the first six months of 1994. American's domestic traffic increased 5.2 percent on capacity decreases of 0.7 percent and international traffic grew 9.7 percent on capacity increases of
9.1 percent. The change in international traffic was driven by a 13.6 percent increase in traffic to Latin America on capacity growth of 12.4 percent, and a 7.1 percent increase in traffic to Europe on a capacity increase of 6.7 percent.

Passenger revenues of the AMR Eagle carriers decreased 7.7 percent, $30 million, due principally to a reduction in traffic of 3.5 percent to 1.14 billion RPMs. In the first quarter AMR Eagle redeployed its fleet of ATR aircraft in response to the FAA's temporary restrictions on the operation of ATR aircraft. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarter of 1995. As of June 30, 1995, the Eagle aircraft have returned to their original location and operations are expected to return to normal during the third quarter of 1995.

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet and approximately nine percent of AMR Eagle's fleet, forcing the carriers to reduce scheduled service during the entire month of May. This adversely impacted the Airline Group's revenue and cost performance. The combined impact of the hailstorm and the Eagle redeployment reduced AMR's second quarter net income by approximately $23 million.

Other revenues increased 16.3 percent, $47 million, primarily due to contract maintenance work performed by American for other airlines and increases in airport ground services provided by American to other airlines.

The  Airline  Group's operating expenses increased 2.1  percent,
$145  million.   American's  Passenger  Division  cost  per  ASM
decreased by 0.5 percent to 8.46 cents. Wages, salaries and benefits rose 3.7 percent, $90 million, due primarily to an increase in
provisions  for  profit  sharing  and  salary  adjustments   for
existing  employees, partially offset by a 1.7 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 0.8 percent, $6 million, due to a 1.3 percent decrease in American's average price per gallon, partially offset by an 0.7 percent increase in gallons consumed by
American.   Commissions  to agents decreased  3.6  percent,  $24
million, due principally to a lower percentage of revenue subject to agent commissions combined with a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs
and   other  miscellaneous  operating  expenses  increased   3.8
percent, $96 million, primarily due to increases in contract maintenance expenses and increases in landing fee rates at certain locations.

Other Income (Expense) increased 9.1 percent or $26 million. Interest expense (net of amounts capitalized) increased $68 million due primarily to the issuance of $1.02 billion of convertible debentures in exchange for 2.04 million preferred shares in 1994, and the effect of rising interest rates on floating rate debt and interest rate swap agreements. These increases were partially offset by decreases in interest expense attributable to the repurchase and retirement of debt prior to scheduled maturity. Interest income increased $29 million attributable to higher average investment balances and higher average rates.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                  Six Months Ended
                                                      June 30,
                                                 1995          1994
Revenues                                       $  814        $  731

Expenses
   Wages, salaries and benefits                   216           198
   Depreciation and amortization                   88            88
   Other operating expenses                       290           255
       Total operating expenses                   594           541
Operating Income                                  220           190

Other Income (Expense)                            (11)          (11)

Income Before Income Taxes                     $  209        $  179

Average number of equivalent employees          7,300         6,900

Revenues
Revenues for The SABRE Group increased 11.4 percent, $83 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, increased sales of premium priced products and AMR's services agreement with Canadian Airlines International, Inc. (CAI), which was signed in April 1994.

Expenses
Wages, salaries and benefits increased 9.1 percent, $18 million, due primarily to a 5.8 percent increase in the average number of equivalent employees. Other operating expenses increased 13.7 percent, $35 million, due primarily to costs associated with international expansion and the CAI agreement.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                  Six Months Ended
                                                      June 30,
                                                 1995          1994
Revenues                                       $  328        $  315

Expenses
  Wages, salaries and benefits                    119           111
  Other operating expenses                        157           167
    Total operating expenses                      276           278
Operating Income                                   52            37

Other Income (Expense)                            (19)          (14)

Income Before Income Taxes                     $   33        $   23

Average number of equivalent employees         12,500        11,900

Revenues
Revenues for the AMR Management Services Group increased 4.1 percent, or $13 million. Revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines including CAI, contributed $15 million to the increase.

Expenses
Wages, salaries and benefits increased 7.2 percent, $8 million, due primarily to an increase in the average number of equivalent employees. Other operating expenses decreased 6.0 percent, $10 million, due primarily to a reduction in aircraft rent attributable to the expiration of operating leases for 18 Jetstream 32 aircraft since June 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six month period ended June 30, 1995, was $1.1 billion, compared to $994 million in 1994. Capital expenditures for the first six months of 1995 were $683 million, and included the acquisition of six Boeing 757-200 and four Boeing 767-300 aircraft by American and the acquisition of eight Super ATR turboprop aircraft by AMR Leasing. These capital expenditures, as well as the expansion of certain airport facilities, were funded with internally generated cash.

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

                             PART II

Item 4  Submission of Matters to a vote of Security Holders

The owners of 63,168,098 shares of common stock, or 83 percent of shares outstanding, were represented at the annual meeting of stockholders on May 17, 1995 at The Drake Hotel, 140 East Walton
Place, Chicago, Illinois.

Elected as directors of the Corporation, each receiving a minimum of 62,949,860 votes were:

Howard P. Allen                    Earl G. Graves
David L. Boren                     Dee J. Kelly
Edward A. Brennan                  Ann D. McLaughlin
Armando M. Codina                  Charles H. Pistor, Jr.
Robert L. Crandall                 Joe M. Rodgers
Christopher F. Edley               Maurice Segall
Charles T. Fisher, III             Eugene F. Williams, Jr.


Stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Corporation for 1995. The vote was 62,979,468 in favor; 49,843 against; and 138,787 abstaining.

Stockholders rejected a proposal relating to cumulative  voting.
The vote was 17,883,312 in favor; 29,418,358 against; and 8,882,174 abstaining.

A stockholder proposal relating to the Corporation's Rights to Purchase Preferred Shares Plan was withdrawn by the stockholder.

Stockholders  rejected a proposal relating to  pension  benefits
for  outside  directors.   The vote  was  17,677,600  in  favor;
36,446,619 against; and 2,059,245 abstaining.

Stockholders rejected a proposal relating to smoking on American
Airlines  flights.  The vote was 2,800,970 in favor;  49,478,370 against; and 3,904,124 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10 (ppp)   AMR Corporation Amended Bylaws

11    Statement re: computation of earnings per share

12    Statement re: computation  of  ratio of earnings to  fixed charges

The Company did not file any reports  on  Form  8-K  during  the three months ended June 30, 1995.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  August 10, 1995         BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                                Senior Vice President and  Chief
Financial Officer

       47                                                             EXHIBIT 11

                         AMR CORPORATION
            Computation of Earnings (Loss) Per Share
             (In millions, except per share amounts)

                                Three Months        Six Months Ended
                                   Ended                June 30,
                                  June 30,
                             1995       1994       1995       1994
Primary:
 Average shares outstanding      76         76         76         76
 Add shares issued upon
assumed
      conversion of
dilutive options, stock
      appreciation rights         3          3          3          2
and warrants and
      shares assumed issued
for deferred
      stock granted
 Less assumed treasury          (2)        (3)        (2)        (2)
shares purchased

 Totals                          77         76         77         76

Earnings                     $  179     $  153     $  217     $  146
 Less: Preferred dividend
       requirements              (1)       (17)        (2)       (33)
 Earnings applicable to
  common shares              $  178     $  136     $  215     $  113
      shares
 Per share amount            $ 2.31     $ 1.77     $ 2.79     $ 1.48

Fully diluted:
 Average shares outstanding      76         76         76         76
 Add shares issued upon:
      Assumed conversion of
       6.125% convertible
       subordinated debentures   13          -         13          -
      Assumed conversion of
       preferred stock            1         14          1        (a)
      Assumed conversion of
       dilutive options,
       stock appreciation
       rights and warrants
       and shares assumed
       issued for deferred
       stock  granted             3          3          3          2
 Less assumed treasury
  shares purchased               (2)        (3)        (2)        (2)

 Totals                          91         90         91         76

Earnings                     $  179     $  153     $  217     $  146
 Less: Preferred dividend        (1)       (17)        (2)       (33)
       requirements
 Earnings applicable to
  common shares                 178        136        215        113
 Adjustments:
      Add interest upon
       assumed conversion
       of 6.125% convertible
       subordinated debentures,
       net of tax                10          -         21          -
      Add dividends upon
       assumed conversion
       of convertible preferred
       stock                      1         17          2        (a)
 Earnings as adjusted        $  189     $  153     $  238     $  113
 Per share amount            $ 2.08     $ 1.68     $ 2.62     $ 1.48

(a)  Conversion not assumed as results would be anti-dilutive.

                                                      Exhibit 12

                         AMR CORPORATION
        Computation of Ratio of Earnings to Fixed Charges
                      (Dollars in millions)


                                                                 Six Months
                               Year Ended December 31,           Ended June
                                                                    30,
                         1990    1991    1992   1993    1994    1994   1995

Earnings:
  Earnings (loss) before
   income taxes,
   extraordinary loss,
   and cumulative
   effect of accounting
   changes              $(34)   $(340)  $(697) $(113)  $370    $250   $394

  Add: Total fixed        734    1,028  1,285  1,339  1,289     632    683
       charges (per below)

  Less: Interest
        capitalized       116    159     101      51      22     11      8
    Total earnings       $584   $529    $487  $1,175  $1,637   $871 $1,069


Fixed charges:
  Interest               $338    $508    $651   $668    $637    $306   $358

  Portion of rental
  expense representative
  of the interest factor  394     513    627     663     645    322     322

  Amortization of debt
   expense                  2       7      7       8       7      4       3
    Total fixed charges  $734  $1,028 $1,285  $1,339  $1,289   $632    $683

Ratio of earnings to
    fixed charges           -      -       -       -    1.27   1.38    1.57

Coverage deficiency      $150    $499    $798   $164    $  -    $ -    $  -