Form 10-Q
period 1995-09-30
AMR CORP
filed 1995-10-18
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended September 30, 1995.


[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to
 .


Commission file number 1-8400.



                        AMR Corporation
     (Exact name of registrant as specified in its charter)

        Delaware                            75-1825172
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4333 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,   (817) 963-
including area code              1234


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


Common Stock, $1 par value - 76,351,889 as of October 13, 1995

                              INDEX

                         AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1. Financial Information

  Consolidated  Statement of Operations --  Three  months  ended
  September  30, 1995 and 1994; Nine months ended September  30,
  1995 and 1994

  Condensed Consolidated Balance Sheet -- September 30, 1995 and
  December 31, 1994

  Condensed Consolidated Statement of Cash Flows -- Nine months ended September 30, 1995 and 1994

  Notes  to  Condensed  Consolidated  Financial  Statements   --
  September 30, 1995


Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1995       1994       1995       1994
Revenues
  Airline Group:
    Passenger - American
           Airlines, Inc.   $3,513     $3,370     $10,051    $9,665
         - AMR Eagle, Inc.     217        220        575        608
    Cargo                      167        163        503        484
    Other                      188        170        523        458
                             4,085      3,923     11,652     11,215

  The SABRE Group              418        376      1,232      1,107
  Management Services Group    133        127        398        383
  Less: Intergroup revenues   (191)      (193)      (560)      (563)
Total operating revenues     4,445      4,233     12,722     12,142

Expenses
  Wages, salaries and
    benefits                 1,465      1,383      4,334      4,136
  Aircraft fuel                416        421      1,193      1,204
  Commissions to agents        340        346        981      1,011
  Depreciation and
    amortization               314        297        947        936
  Other rentals and
    landing fees               229        216        661        632
  Aircraft rentals             167        172        504        523
  Food service                 179        172        507        505
  Maintenance materials
    and repairs                170        149        478        441
  Other operating expenses     644        588      1,862      1,705
Total operating expenses     3,924      3,744     11,467     11,093
Operating Income               521        489      1,255      1,049

Other Income (Expense)
  Interest income               15         13         42         26
  Interest expense            (166)      (157)      (524)      (463)
  Interest capitalized           3          6         11         17
  Miscellaneous - net           12        (15)        (5)       (43)
                              (136)      (153)      (476)      (463)
Earnings Before Income
Taxes and
Extraordinary Loss             385        336        779        586
Income tax provision           150        131        314        235
Earnings Before
Extraordinary Loss             235        205        465        351
Extraordinary Loss, Net of
Tax Benefit                     (4)         -        (17)         -
Net Earnings                   231        205        448        351
Preferred stock dividends        2         17          4         50
Earnings Applicable to
Common Shares               $  229     $  188     $  444     $  301


Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                                            1
                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1995       1994       1995       1994
Earnings (Loss) Per Common
Share
  Primary:
  Before extraordinary loss $ 3.01     $  2.47    $ 6.00    $ 3.95
    Extraordinary loss       (0.05)          -     (0.23)        -

    Net Earnings            $ 2.96     $  2.47    $ 5.77    $ 3.95

  Fully Diluted:
   Before extraordinary
   loss                     $  2.68    $  2.27    $ 5.45    $ 3.89
    Extraordinary loss        (0.04)         -     (0.19)        -

    Net Earnings            $ 2.64     $  2.27    $ 5.26    $ 3.89
Number of common shares
used in computations
    Primary                     77         76         77         76
    Fully diluted               91         90         91         90

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              September     December
                                                 30,           31,
                                                1995          1994
                                              (Unaudited)    (Note)
Assets
Current Assets
  Cash                                        $    108      $     23
  Short-term investments                         1,082           754
  Receivables, net                               1,560         1,206
  Inventories, net                                 614           678
  Other current assets                             499           457
    Total current assets                         3,863         3,118

Equipment and Property
  Flight equipment, net                         10,053         9,888
  Purchase deposits for flight equipment            62           116
                                                10,115        10,004
  Other equipment and property, net              1,960         2,016
                                                12,075        12,020

Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,617         1,705
  Other equipment and property, net                165           173
                                                 1,782         1,878

Route acquisition costs, net                     1,011         1,032
Other assets, net                                1,337         1,438
                                              $ 20,068      $ 19,486

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              September     December
                                                 30,           31,
                                                1995          1994
                                              (Unaudited)    (Note)
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                            $    929      $    920
  Accrued liabilities                            2,148         1,803
  Air traffic liability                          1,701         1,473
  Current maturities of long-term debt             563           590
  Current obligations under capital leases         142           128
    Total current liabilities                    5,483         4,914

Long-term debt, less current maturities          5,003         5,603
Obligations   under  capital  leases,   less     2,155         2,275
current obligations
Deferred income taxes                              447           279
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,182         3,035

Stockholders' Equity
  Convertible preferred stock                       78            78
  Common stock                                      76            76
  Additional paid-in capital                     2,235         2,212
  Retained earnings                              1,409         1,014
                                                 3,798         3,380
                                              $ 20,068      $ 19,486

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Nine Months Ended
                                                   September 30,
                                               1995          1994
Net Cash Provided by Operating Activities      $1,918        $1,674

Cash Flow from Investing Activities:
  Capital expenditures                           (813)         (745)
  Net increase in short-term investments         (328)         (503)
  Investment in Canadian Airlines
    International, Ltd.                             -          (177)
  Other, net                                       67            18
        Net cash used for investing activities (1,074)       (1,407)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          -           146
  Other short-term borrowings                       -           200
  Payments on other short-term borrowings           -          (200)
  Payments on long-term debt and capital lease
    obligations                                  (755)         (396)
  Payment of preferred stock dividends             (4)          (49)
        Net cash used for financing activities   (759)         (299)

Net increase (decrease) in cash                    85           (32)
Cash at beginning of period                        23            63

Cash at end of period                          $  108        $   31

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)        $  503        $  428
  Income taxes                                    (44)          (32)

Financing Activities not Affecting Cash:
  Capital lease obligations incurred           $    -        $  280

        The  accompanying notes are  an  integral  part  of
   these financial statements.

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

  Effective July 1, 1995, the results of AMR Leasing Corporation (AMRLC) are reported in the Airline Group. Previously, the results of AMRLC had been included in the Management Services Group. The results for the nine months ended September 30, 1995, have been restated to reflect this change.

3.In  July  1991,  American entered into  a  five-year  agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994, receivables are presented net of approximately $112 million of such transferred receivables. At September 30, 1995, no receivables were transferred under the terms of the agreement.

4.Accumulated  depreciation of owned equipment  and  property  at
  September 30, 1995 and December 31, 1994, was $5.9 billion and $5.5 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1995 and December 31, 1994, was $870 million and $898 million, respectively.

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

6.During   the  nine  months  ended  September  30,   1995,   AMR
  repurchased and retired prior to scheduled maturity $362 million in face value of long-term debt, net of sinking funding balances. The repurchases and retirements resulted in an extraordinary loss of $6 million ($4 million net of tax benefit) and $27 million ($17 million net of tax benefit) for the three and nine months ended September 30, 1995, respectively.

7.During  1994,  the Company changed its estimate  of  the  usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on passenger revenues for the nine months ended September 30, 1994, was $49 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations

For the Three Months Ended September 30, 1995 and 1994


Summary AMR recorded net earnings for the three months ended September 30, 1995, of $229 million after preferred stock dividends, or $2.96 per common share primary, $2.64 fully diluted. This compares with net earnings of $188 million after preferred stock dividends, or $2.47 per common share primary, $2.27 fully diluted for the third quarter of 1994. Included in net earnings for the three months ended September 30, 1995, is an extraordinary loss of $6 million ($4 million net of tax benefit) resulting from the retirement of $123 million of debt (net of sinking fund balances of $23 million) prior to scheduled maturity. AMR's operating income improved 6.5 percent or $32 million.

AMR's improved results for the third quarter reflect better performance by each of the Company's three business units - the Airline
Group,  which  includes American Airlines, Inc.'s Passenger  and
Cargo  Divisions  and AMR Eagle, Inc.;  The SABRE  Group,  which includes AMR's information technology and consulting businesses;
and  the Management Services Group, which includes AMR's airline
management,   aviation   services,   and   investment    service
activities.

The following sections provide a discussion of AMR's results  by
reporting  segment.   A description of the  businesses  in  each
reporting segment is included in AMR's Annual Report on Form 10-
K for the year ended December 31, 1994.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                 1995          1994
Revenues
  Passenger - American Airlines, Inc.          $3,513        $3,370
                    - AMR Eagle, Inc.             217           220
  Cargo                                           167           163
  Other                                           188           170
                                                4,085         3,923
Expenses
  Wages, salaries and benefits                  1,290         1,226
  Aircraft fuel                                   416           421
  Commission to agents                            340           346
  Depreciation and amortization                   268           251
  Other operating expenses                      1,375         1,307
    Total operating expenses                    3,689         3,551
Operating Income                                  396           372

Other Income (Expense)                           (136)         (144)

Earnings Before Income Taxes                   $  260        $  228

Average number of equivalent employees         89,700        90,200

OPERATING STATISTICS
                                                Three Months Ended
                                                   September 30,
                                                 1995          1994
American Airlines, Inc.
  Passenger Division
    Revenue passenger miles (millions)          27,814       27,011
    Available seat miles (millions)             40,376       39,736
    Passenger revenue yield per passenger mile   12.63        12.48
      (cents)
     Passenger revenue per available seat mile    8.70         8.48
      (cents)
    Operating expenses per available seat mile    8.31         8.08
      (cents)
    Passenger load factor                         68.9%        68.0%
    Breakeven load factor                         61.6%        60.8%
    Fuel consumption (gallons, in millions)        712          711
    Fuel price per gallon (cents)                 56.3         56.9
    Operating aircraft at period-end               646          650
  Cargo Division
    Cargo ton miles (millions)                     498          504
    Revenue yield per ton mile (cents)           33.09        31.96

AMR Eagle, Inc.
    Revenue passenger miles (millions)             693          692
    Available seat miles (millions)              1,230        1,192
    Passenger load factor                         56.3%        58.1%
    Operating aircraft at period-end               267         275

Operating aircraft at September 30, 1995, included:

 Jet Aircraft:              <         Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              77        Super ATR                  33
Boeing 757-200              87        Jetstream 32               46
Boeing 767-200               8        Saab 340A                  15
Boeing 767-200 ER           22        Saab 340B                 102
Boeing 767-300 ER           41        Shorts 360                 25
Fokker 100                  75         Total                    267
McDonnell Douglas DC-10-10  17
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11     19
McDonnell Douglas MD-80     260
 Total                      646

88.0% of the jet aircraft fleet is Stage III, a classification of aircraft meeting the most stringent noise standards promulgated by the Federal Aviation Administration.

Average aircraft age is 8 years for jet aircraft and 4 years for regional aircraft.

The Airline Group's revenues increased $162 million or 4.1 percent in the third quarter of 1995 versus the same period last year. American's passenger revenues increased by 4.2 percent, $143 million. American's yield (the average amount one passenger pays to fly one mile) of 12.63 cents increased by 1.2 percent compared to the same period in 1994. Domestic yields increased 1.2 percent from third quarter 1994. International yields increased 1.3 percent from third quarter 1994, due principally to a 7.0 percent increase in Europe partially offset by a 5.5 percent decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
3.0 percent to 27.8 billion miles for the quarter ended September 30, 1995. American's capacity or available seat miles
(ASMs) increased 1.6 percent to 40.4 billion miles in the third quarter of 1995, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased
9.9 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 2.4 percent compared with third quarter 1994. American's domestic traffic decreased 0.6 percent on capacity decreases of 1.7 percent and international traffic grew 11.1 percent on capacity increases of 10.0 percent. The change in international traffic was driven by a 17.4 percent increase in traffic to Latin America on capacity growth of 12.3 percent, and a 7.0 percent increase in traffic to Europe on a capacity increase of 8.7 percent.

Other revenues increased 10.6 percent, $18 million, primarily due to contract maintenance work performed by American for other airlines and increases in airport ground services provided by American to other airlines.

The Airline Group's operating expenses increased 3.9 percent, $138 million. American's Passenger Division cost per ASM increased 2.8 percent to 8.31 cents. Wages, salaries and benefits rose 5.2 percent, $64 million, due primarily to an increase in provisions for profit sharing and salary adjustments for existing employees, partially offset by a 0.6 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 1.2 percent, $5 million, due primarily to a 1.1 percent decrease in American's average price per gallon. Commissions to agents decreased 1.7 percent, $6 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, offset by an increase in passenger revenues. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses increased 5.2 percent, $68 million, primarily due to increased traffic driven expenses, increases in contract maintenance expenses and foreign currency exchange losses attributable to unfavorable exchange rates primarily in Latin America.

Other Income (Expense) decreased 5.6 percent or $8 million. Interest expense (net of amounts capitalized) increased $18 million due primarily to the issuance of $1.02 billion of convertible debentures in exchange for 2.04 million preferred shares in 1994, and the effect of rising interest rates on floating rate debt and interest rate swap agreements. These increases were partially offset by decreases in interest expense attributable to scheduled debt repayments and the repurchase and retirement of debt prior to scheduled maturity. Interest income increased due to higher average investment balances and higher average rates.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Three Months Ended
                                                   September 30,
                                                 1995          1994
Revenues                                       $  418        $  376

Expenses
   Wages, salaries and benefits                   112            99
   Depreciation and amortization                   42            42
   Other operating expenses                       156           126
       Total operating expenses                   310           267
Operating Income                                  108           109

Other Income (Expense)                              1           (12)

Income Before Income Taxes                     $  109        $   97

Average number of equivalent employees          7,500         7,200

Revenues
Revenues for The SABRE Group increased 11.2 percent, $42 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, booking fee price increases and AMR's services agreement with Canadian Airlines International, Inc. (CAI).

Expenses
Wages, salaries and benefits increased 13.1 percent, $13 million, due to wage and salary adjustments for existing employees and an increase in the average number of equivalent employees. Other operating expenses increased 23.8 percent, $30 million, due primarily to costs associated with international expansion and the CAI agreement.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Three Months Ended
                                                   September 30,
                                                 1995          1994
Revenues                                       $  133        $  127

Expenses
  Wages, salaries and benefits                     64            58
  Other operating expenses                         53            61
    Total operating expenses                      117           119
Operating Income                                   16             8

Other Income (Expense)                              -             3

Income Before Income Taxes                     $   16        $   11

Average number of equivalent employees         13,700        12,400

Revenues
Revenues for the AMR Management Services Group increased 4.7 percent, or $6 million. Revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines including CAI, contributed $7 million to the increase. This increase was partially offset by reduced sales of aviation services.

Expenses
Wages, salaries and benefits increased 10.3 percent, $6 million, due primarily to an increase in the average number of equivalent employees. Other operating expenses decreased 13.1 percent, $8 million due primarily to lower cost of goods sold attributed to reduced sales of aviation services.

For the Nine Months Ended September 30, 1995 and 1994

Summary AMR recorded net earnings for the nine months ended September 30, 1995, of $444 million after preferred stock dividends, or $5.77 per common share primary, $5.26 fully diluted. This compares with net earnings of $301 million after preferred stock dividends, or $3.95 per common share primary, $3.89 fully diluted for the same period in 1994. Included in net earnings for the nine months ended September 30, 1995, is an extraordinary loss of $27 million ($17 million net of tax benefit) resulting from the repurchase and retirement of $362 million of debt (net of sinking fund balances of $23 million) prior to scheduled maturity. AMR's operating income improved
19.6 percent or $206 million.

AMR's improved results for the nine months ended September 30, 1995 reflect better performance by each of the Company's three business units - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1995          1994
Revenues
  Passenger - American Airlines, Inc.         $10,051        $9,665
                    - AMR Eagle, Inc.             575           608
  Cargo                                           503           484
  Other                                           523           458
                                               11,652        11,215
Expenses
  Wages, salaries and benefits                  3,823         3,669
  Aircraft fuel                                 1,193         1,204
  Commission to agents                            981         1,011
  Depreciation and amortization                   804           794
  Other operating expenses                      3,976         3,820
    Total operating expenses                   10,777        10,498
Operating Income                                  875           717

Other Income (Expense)                           (465)         (441)

Income Before Income Taxes                     $  410        $  276


OPERATING STATISTICS
                                                 Nine Months Ended
                                                   September 30,
                                                 1995          1994
American Airlines, Inc.
  Passenger Division
    Revenue passenger miles (millions)          77,660       73,833
    Available seat miles (millions)            116,516      114,404
    Passenger revenue yield per passenger mile   12.94         13.09
      (cents)
     Passenger revenue per available seat mile    8.63          8.45
      (cents)
    Operating expenses per available seat mile    8.41          8.36
      (cents)
    Passenger load factor                         66.7%         64.5%
    Breakeven load factor                         61.4%         61.0%
    Fuel consumption (gallons, in millions)      2,065         2,055
    Fuel price per gallon (cents)                 55.7          56.5
    Operating aircraft at period-end               646           650
  Cargo Division
    Cargo ton miles (millions)                   1,519         1,441
    Revenue yield per ton mile (cents)           32.71         33.17

AMR Eagle, Inc.
    Revenue passenger miles (millions)           1,834         1,874
    Available seat miles (millions)              3,316         3,308
    Passenger load factor                         55.3%         56.7%
    Operating aircraft at period-end               267           275

The Airline Group's revenues increased $437 million or 3.9 percent during the first nine months of 1995 versus the same period last year. American's passenger revenues increased by
4.0 percent, $386 million. American's yield (the average amount one passenger pays to fly one mile) of 12.94 cents decreased by
1.1 percent compared to the same period in 1994. Domestic yields decreased 2.3 percent from the first nine months of 1994. International yields increased 1.9 percent over the first nine months of 1994, due principally to an 8.8 percent increase in Europe partially offset by a 4.9 percent decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
5.2 percent to 77.7 billion miles for the nine months ended September 30, 1995. American's capacity or available seat miles
(ASMs) increased 1.8 percent to 116.5 billion miles in the first nine months of 1995, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased 5.9 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 4.6 percent compared with the first nine months of 1994. American's domestic traffic increased 3.1 percent on capacity decreases of
1.0 percent and international traffic grew 10.2 percent on capacity increases of 9.4 percent. The change in international traffic was driven by a 14.9 percent increase in traffic to Latin America on capacity growth of 12.4 percent, and a 7.1 percent increase in traffic to Europe on a capacity increase of
7.4 percent.

Passenger revenues of the AMR Eagle carriers decreased 5.4 percent, $33 million, due principally to a reduction in traffic of 2.1 percent to 1.8 billion RPMs. In the first quarter AMR Eagle redeployed its fleet of ATR aircraft in response to the FAA's temporary restrictions on the operation of ATR aircraft. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarter of 1995. As of June 30, 1995, the Eagle aircraft had returned to their original locations.

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet and approximately nine percent of AMR Eagle's fleet, forcing the carriers to reduce scheduled service during the entire month of May. This adversely impacted the Airline Group's revenue and cost performance. The combined impact of the hailstorm and the Eagle redeployment reduced AMR's first half net income by approximately $33 million.

Other revenues increased 14.2 percent, $65 million, primarily due to contract maintenance work performed by American for other airlines and increases in airport ground services provided by American to other airlines.

The Airline Group's operating expenses increased 2.7 percent, $279 million. American's Passenger Division cost per ASM increased by 0.6 percent to 8.41 cents. Wages, salaries and benefits rose 4.2 percent, $154 million, due primarily to an increase in provisions for profit sharing and salary adjustments for existing employees, partially offset by a 1.3 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 0.9 percent, $11 million, due to a 1.4 percent decrease in American's average price per gallon, partially offset by an 0.5 percent increase in gallons consumed by American. Commissions to agents decreased 3.0 percent, $30 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, offset by an increase in passenger revenues. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses increased 4.1 percent, $156 million, primarily due to increased traffic and increases in contract maintenance expenses.

Other Income (Expense) increased 5.4 percent or $24 million. Interest expense (net of amounts capitalized) increased $80 million due primarily to the issuance of $1.02 billion of convertible debentures in exchange for 2.04 million preferred shares in 1994, and the effect of rising interest rates on floating rate debt and interest rate swap agreements. These increases were partially offset by decreases in interest expense attributable to scheduled debt repayments and the repurchase and retirement of debt prior to scheduled maturity. Interest income increased $25 million attributable to higher average investment balances and higher average rates.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1995          1994
Revenues                                       $1,232        $1,107

Expenses
   Wages, salaries and benefits                   328           297
   Depreciation and amortization                  130           130
   Other operating expenses                       446           381
       Total operating expenses                   904           808
Operating Income                                  328           299

Other Income (Expense)                            (10)          (23)

Income Before Income Taxes                     $  318        $  276


Revenues
Revenues for The SABRE Group increased 11.3 percent, $125 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, booking fee price increases and AMR's services agreement with Canadian Airlines International, Inc. (CAI).

Expenses
Wages, salaries and benefits increased 10.4 percent, $31 million, due primarily to an increase in the average number of equivalent employees. Other operating expenses increased 17.0 percent, $65 million, due primarily to costs associated with international expansion and the CAI agreement.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1995          1994
Revenues                                       $  398        $  383

Expenses
  Wages, salaries and benefits                    183           169
  Other operating expenses                        163           181
    Total operating expenses                      346           350
Operating Income                                   52            33

Other Income (Expense)                             (1)            1

Income Before Income Taxes                     $   51        $   34



Revenues
Revenues for the AMR Management Services Group increased 3.9 percent, or $15 million. Revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines including CAI, contributed $22 million to the increase. This increase was partially offset by reduced sales of aviation services.

Expenses
Wages, salaries and benefits increased 8.3 percent, $14 million, due primarily to an increase in the average number of equivalent employees. Other operating expenses decreased 9.9 percent, $18 million, due primarily to lower cost of goods sold attributed to reduced sales of aviation services.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine month period ended September 30, 1995, was $1.9 billion, compared to $1.7 billion in 1994. Capital expenditures for the first nine months of 1995 were $813 million, and included the acquisition of six Boeing 757-200 and four Boeing 767-300 aircraft by American and the acquisition of eight Super ATR turboprop aircraft by AMR Leasing. In addition to the purchase of new aircraft by American, seven Boeing 727 aircraft, formerly recorded as capital lease assets, were purchased upon the expiration of their lease terms. These capital expenditures, as well as the expansion of certain airport facilities, were funded with internally generated cash.

Other
In the third quarter, the Transport Workers Union (TWU) informed American that its members had ratified seven of its eight labor contracts. The TWU and American also reached tentative agreement on the eighth contract, which covers fleet service workers. This tentative agreement has been submitted to the fleet service membership for a vote, with results expected in late October
1995. In addition to the TWU labor contracts, a binding arbitration settlement regarding the labor contract between American and the Association of Professional Flight Attendants
was  announced on October 10,  1995.   These  contracts
include  one-time early retirement programs, which  will  require
AMR to record a significant charge in the fourth quarter. In addition, consistent with its Transition Plan, AMR continues to rationalize its route network, which may result in additional charges for the 1995 fourth quarter. At the present time the amount of these charges cannot be reasonably estimated. However, while it is expected that these charges will have a significant impact on fourth quarter results of operations, they are not expected to have a significant impact on the financial position or liquidity of AMR.

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

On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively Immediately thereafter, numerous travel agencies, and two travel agency trade association groups filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re: Airline Travel Agency Commission Antitrust Litigation. The plaintiffs assert that the airline defendants conspired to reduce travel agency commissions and to monopolize air travel in violation of sections 1 and 2 of the Sherman Act. The case has been certified as a class action on behalf of approximately 40,000 domestic travel agencies and two travel agency trade associations. In June 1995 after extensive, expedited discovery, the travel agents moved for a preliminary injunction to enjoin the commission caps, and the defendants simultaneously moved for summary judgment. On August 31, 1995, Judge Rosenbaum denied both motions. Pre-trial activities against the defendants, including American, are continuing. American is vigorously defending the lawsuit.

                             PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

11    Statement re: computation of earnings per share

12    Statement re: computation  of  ratio of earnings to  fixed charges

On September 28, 1995, AMR filed a report on Form 8-K relative to the status of the Company's labor negotiations with the Transport Workers Union.

On October 12, 1995 AMR filed a report on Form 8-K relative to the status of the Company's labor negotiations with the Transport Workers Union, as well as the Company's labor negotiations with the Association of Professional Flight Attendants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  October 18, 1995        BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                                Senior Vice President and  Chief
                                Financial Officer

       21                                                             EXHIBIT 11

                         AMR CORPORATION
                Computation of Earnings Per Share
             (In millions, except per share amounts)


                                Three Months       Nine Months Ended
                                   Ended             September 30,
                               September 30,
                             1995       1994       1995       1994
Primary:
 Average shares outstanding      76         76         76         76
 Add shares issued upon
  assumed conversion of
  dilutive options, stock
  appreciation rights
  and warrants and
  shares assumed issued for
  deferred stock granted          4          3          3          2
 Less assumed treasury
  shares purchased               (3)        (3)        (2)        (2)

 Totals                          77         76         77         76

Earnings                     $  231     $  205     $  448     $  351
 Less: Preferred dividend
       requirements              (2)       (17)        (4)       (50)
 Earnings applicable to
  common shares              $  229     $  188     $  444     $  301
 Per share amount            $ 2.96     $ 2.47     $ 5.77     $ 3.95

Fully diluted:
 Average shares outstanding      76         76         76         76
 Add shares issued upon:
  Assumed conversion of 6.125%
  convertible subordinated
  debentures                     13          -         13          -
  Assumed conversion of
  preferred stock                 1         14          1         14
  Assumed conversion of
  dilutive options, stock
  appreciation rights and
  warrants and shares assumed
  issued for deferred
  stock granted                   4          3          4          2
 Less assumed treasury
  shares purchased               (3)        (3)        (3)        (2)

 Totals                          91         90         91         90

Earnings                     $  231     $  205     $  448     $  351
 Less: Preferred dividend
       requirements              (2)       (17)        (4)       (50)
 Earnings applicable to
 common shares                  229        188        444        301
 Adjustments:
   Add interest upon
   assumed conversion of 6.125%
   convertible subordinated
   debentures, net of tax        10          -         31          -
   Add dividends upon assumed
   conversion of convertible
   stock                          2         17          4         50
 Earnings as adjusted        $  241     $  205     $  479     $  351
 Per share amount            $ 2.64     $ 2.27     $ 5.26     $ 3.89

                                                      EXHIBIT 12

                         AMR CORPORATION
        Computation of Ratio of Earnings to Fixed Charges
                      (Dollars in millions)



                                 Nine Months
                               Ended September
                                     30,
                               1995        1994

Earnings:
  Earnings before income
  taxes and extraordinary
  loss                         $  779        $586
  Add: Total fixed              1,014         949
  charges (per below)

  Less: Interest capitalized       11          17
    Total earnings             $1,782     $ 1,518


Fixed charges:
  Interest                       $524        $463

  Portion of rental
  expense representative of
  the interest factor             486        481

  Amortization of debt
    expense                         4          5
    Total fixed charges        $1,014       $949

Ratio of earnings to
  fixed charges                  1.76       1.60


                                            20



