Form 10-K405
period 1995-12-31
AMR CORP
filed 1996-03-21
CIK 6201

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For fiscal year ended December 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-8400.

                               AMR CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                       75-1825172
-----------------------------------         ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

      4333 Amon Carter Blvd.
         Fort Worth, Texas                                76155
---------------------------------------     ------------------------------------
(Address of principal executive offices                 (Zip Code)


 Registrant's telephone number, including area code        (817) 963-1234
                                                   -----------------------------
 Securities registered pursuant to Section 12(b) of the Act:


            Title of each class                            Name of exchange on which registered
-----------------------------------------------            ------------------------------------
 Common stock, $1 par value per share                              New York Stock Exchange
 5-1/4% Subordinated Debentures due 1998                           New York Stock Exchange
 6-1/8% Convertible Subordinated                                   New York Stock Exchange
   Quarterly Income Capital Securities due 2024
 6-1/4% Subordinated Debentures due 1996                           New York Stock Exchange
 8.10% Notes due 1998                                              New York Stock Exchange
 9.00% Debentures due 2016                                         New York Stock Exchange


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
                                                     -------    -------

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996, was approximately $6,985,304,690. As of March 18, 1996, 76,761,590 shares of the registrant's common stock were outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

 Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1996.

================================================================================

                                    PART I
--------------------------------------------------------------------------------

ITEM 1.      BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. For financial reporting purposes, AMR's operations fall within three major lines of business: the Airline Group, The SABRE Group and the Management Services Group.

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions, as well as AMR Eagle, Inc. and AMR Leasing Corporation, which are subsidiaries of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1995, American provided scheduled jet service to more than 160 destinations, primarily throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. The Cargo Division provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE, INC. owns the four regional airlines which operate as "American Eagle" -- Flagship Airlines, Inc., Simmons Airlines, Inc., Executive Airlines, Inc. and Wings West Airlines, Inc. The American Eagle carriers provide connecting turboprop service from seven of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

AMR LEASING CORPORATION is a financing subsidiary which leases regional aircraft to subsidiaries of AMR Eagle.

THE SABRE GROUP

AMR formed The SABRE Group in 1993 to capitalize on the synergies of combining its information technology businesses under common management. The SABRE Group consists primarily of four business units -- SABRE Travel Information Network
(STIN), SABRE Computer Services (SCS), SABRE Decision Technologies (SDT) and SABRE Interactive.

STIN markets SABRE -- one of the largest privately owned, real-time computer systems in the world -- which provides travel distribution and information services to nearly 30,000 travel agencies in 74 countries on six continents.

SCS manages and maintains AMR's technology infrastructure. This includes the planning, installation and operation of AMR's data centers, as well as technology and architectural planning for AMR units and for external customers. SCS also provides voice and data communication services to AMR, but is currently in negotiations with a third party to outsource this function.

SDT provides decision support systems, application software packages, systems development and consulting services to other AMR units and to external companies in the transportation, travel and other industries worldwide.

SABRE INTERACTIVE is a distribution strategy division formed by The SABRE Group in 1995 to develop opportunities for consumer-direct travel distribution via personal computer, CD-ROM, interactive television, cable television and other media.

MANAGEMENT SERVICES GROUP

The Management Services Group consists of four AMR subsidiaries -- AMR Services Corporation, Americas Ground Services, Inc. (AGS), AMR Investment Services, Inc. and Airline Management Services, Inc. (AMS).

AMR SERVICES CORPORATION has six operating divisions: Airline Services, AMR Combs, AMR Distribution Systems, TeleService Resources (TSR), Data Management Services (DMS) and AMR Training Group. The Airline Services division's main lines of business include airline passenger, ramp and cargo handling, cabin service and an array of other air transportation-related services for carriers around the world. AMR Combs is a premier corporate aviation services network of 13 facilities in major business centers in the United States and Mexico. It also is involved in a number of other related businesses, including parts and aircraft sales and operation of one of the world's largest executive charter services. AMR Distribution Systems serves the logistics marketplace and specializes in contract warehousing, trucking and multi-modal freight forwarding services. TSR provides comprehensive telemarketing and reservation services for a wide range of clients. DMS provides data capture and document management services to American and to companies in the insurance, financial services and transportation industries. AMR Training Group provides a wide variety of training services and operates the American Airlines Training & Conference Center, which hosts a multitude of AMR training activities, and markets its capabilities to other companies.

AGS provides airline ground and cabin service handling at 11 locations in eight countries in the Caribbean and Central and South America.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other institutional investors. It also manages the American AAdvantage Funds, which have both institutional shareholders, including pension funds and bank and trust companies, and individual shareholders. As of December 31, 1995, AMR Investment Services was responsible for management of approximately $13.7 billion in assets, including direct management of approximately $4.5 billion in short-term investments.

AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian Airlines International, Ltd. which the Company signed in 1994.

Additional information regarding business segments is included in Management's Discussion and Analysis on pages 15 through 27 and in Note 14 to the consolidated financial statements.

ROUTES AND COMPETITION

AIR TRANSPORTATION   Most major air carriers have developed hub-and-spoke
systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth, Chicago O'Hare, Miami, and San Juan, Puerto Rico. In 1995, American implemented schedule reductions which ended the airline's hub operations at Raleigh/Durham and Nashville. Delta Air Lines and United Airlines have hub operations at American's Dallas/Fort Worth and Chicago O'Hare hubs, respectively.

      The American Eagle carriers increase the number of markets the Airline Group serves by providing connections to American at its hubs and certain other major airports. The American Eagle carriers -- Simmons Airlines, Inc., Flagship Airlines, Inc., Wings West Airlines, Inc. and Executive Airlines, Inc. -- serve smaller markets through Dallas/Fort Worth, Chicago, Miami, Nashville, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

         In addition to its extensive domestic service, American provides service to and from cities in various other countries, across the Atlantic and Pacific, and between the U.S. and the Caribbean, and Central and South America. American's operating revenues from foreign operations were approximately $4.7 billion in 1995, $4.3 billion in 1994 and $3.9 billion in 1993. Additional information about the Company's foreign operations is included in Note 13 to the consolidated financial statements.

      Service over almost all of the Airline Group's routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its non-stop routes, the Airline Group competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and USAir. Competition is even greater between cities that require a connection, for example, Portland, Oregon to Tampa, Florida, where eight airlines compete via the respective hubs of each carrier. The Airline Group also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

      On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. Approximately 40 percent of American's bookings are impacted by competition from lower-cost carriers. American and its principal competitors use inventory management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with lower-cost carriers.

      Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign-investor owned carriers, state-owned airlines and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation.

      The major domestic carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers - - including American -- have made substantial equity investments in, or established marketing relationships with, other carriers. American has well-developed code sharing programs with Canadian Airlines International, Qantas Airways, Singapore Airlines, South African Airways, Gulf Air, and British Midland. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other international carriers.

      The Airline Group believes that it has several advantages relative to its competition. Its fleet is young, efficient and quiet. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, and its superior service also give it a competitive advantage.

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

REGULATION

GENERAL   The Airline Deregulation Act of 1978 (Act) and various other statutes amending the Act eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended. The DOT maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability, and computer reservations systems. The DOT issued certain rules governing the CRS industry which became effective on December 7, 1992, and expire on December 31, 1997.

      The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. In addition, the FAA has implemented a number of requirements that the Airline Group is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, collision avoidance and windshear detection. Based on its current implementation schedule, the Airline Group expects to be in compliance with the applicable requirements within the required time periods.

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

      Fare discounting by competitors has historically had a negative effect on the Airline Group's financial results because the Airline Group is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines have begun to implement efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic or changes in the mix of traffic that improves yields, the Airline Group's operating results will be negatively impacted.

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

      The Airline Group currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. There is no assurance, however, that the Airline Group will be able to obtain slots for these purposes in the future, because, among other factors, slot allocations are subject to changes in government policies.

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

      For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase- out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 25 percent by December 31, 1994; 50 percent by December 31, 1996; 75 percent by December 31, 1998, and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55 percent, 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1995, approximately 89 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

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

      American has been identified by the EPA as a potentially responsible party (PRP) with respect to the following Superfund Sites: Operating Industries, Inc., California; Cannons, New Hampshire; Byron Barrel and Drum, New York; Palmer PSC, Massachusetts; Frontier Chemical, New York and Duffy Brothers, Massachusetts. American has settled the Cannons, Byron Barrel and Drum, Palmer PSC and Frontier Chemical matters, and all that remains to complete these matters are administrative tasks. American has signed a partial consent decree with respect to Operating Industries, Inc. With respect to the Operating Industries, Inc., Palmer PSC, Frontier Chemical and Duffy Brothers sites, American is one of several PRPs named at each site. American's alleged waste disposal volumes are minor compared to the other PRPs.

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

      The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees since certain of the potentially responsible parties are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

      AMR Combs Memphis, an AMR Services subsidiary, has been named a PRP at an EPA Superfund Site in West Memphis, Arkansas. AMR Combs Memphis' alleged involvement in the site is minor relative to the other PRPs.

      Flagship Airlines, Inc., an AMR Eagle subsidiary, has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York.

      AMR does not expect these matters, individually or collectively, to have a significant impact on its financial position or liquidity.

LABOR

The airline business is labor intensive. Approximately 81 percent of AMR's employees work in the Airline Group. Wages, salaries and benefits represented approximately 36 percent of AMR's consolidated operating expenses for the year ended December 31, 1995. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

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

      In October 1995, a panel of arbitrators issued a binding arbitration award that resolved the remaining open issues in the labor contract between American and the Association of Professional Flight Attendants (APFA). The arbitration award included a one-time early retirement program, for which AMR recorded a charge in the fourth quarter. American's collective bargaining agreement with the APFA becomes amendable on November 1, 1998.

      In 1995, American reached agreements with the members of the Transport Workers Union (TWU) on their labor contracts. The new contracts include a one-time early retirement program, for which AMR recorded a charge in the fourth quarter. American's collective bargaining agreement with the TWU becomes amendable on March 1, 2001.

      American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. In January 1996, the APA filed a petition with the NMB to appoint a federal mediator. A mediator has been appointed, and initial meetings have been held between the APA and the NMB mediator and between American and the NMB mediator. Joint meetings began in March 1996.

      A majority of the workforces at the four AMR Eagle carriers is represented by labor unions and covered by a number of different collective bargaining agreements. Certain of these agreements are currently in negotiation. A 1995 decision by the NMB provides that the four AMR Eagle carriers are to be treated as a single carrier for the limited purpose of labor relations, which will result in all employees within each specific job class or craft being represented by a single union for collective bargaining purposes. This decision does not affect the current collective bargaining agreements or the corporate status of the four carriers -- each continues to be a separate company with its own government operating certificates.

FUEL

The Airline Group's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1991 through 1995 were:

                                                                                                     Percent of
                              Gallons                                       Average Price               AMR's
                              Consumed               Total Cost              Per Gallon               Operating
       Year                (in millions)            (in millions)            (in cents)               Expenses
   ------------            -------------           ---------------          -------------           ------------
       1991                    2,527              $     1,780                   70.5                    13.8
       1992                    2,862                    1,862                   65.1                    12.9
       1993                    2,939                    1,818                   61.8                    12.0
       1994                    2,741                    1,556                   56.7                    10.3
       1995                    2,749                    1,565                   56.9                     9.8

      Based upon American's 1995 fuel consumption, a one-cent rise in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program.

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

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

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

      American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. American defers a portion of revenues from the sale of mileage credits to companies participating in the AAdvantage program and recognizes such revenues over a period approximating the period during which the mileage credits are used.

      At December 31, 1995 and 1994, American estimated that approximately 4.7 million and 4.5 million free travel awards, respectively, were eligible for redemption. At December 31, 1995 and 1994, American estimated that approximately 4.0 million and 3.6 million free travel awards, respectively, were expected to be redeemed for free travel. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage sold to others participating in the program was $370 million and $329 million, representing 7.9 percent and 6.9 percent of AMR's total current liabilities, at December 31, 1995 and 1994, respectively.

      The number of free travel awards used for travel on American during the years ended December 31, 1995, 1994 and 1993, was approximately 2,204,000, 2,198,000, and 2,163,000, respectively, representing 8.4 percent, 8.5 percent and 9.5 percent of total revenue passenger miles for each period, respectively. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

OTHER MATTERS

SEASONALITY AND OTHER FACTORS   The Airline Group's results of operations for
any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating results for the second and third quarters of the year than for the first and fourth quarters.

      The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1995, is included in Note 16 to the consolidated financial statements.

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

ITEM 2.      PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by AMR's subsidiaries at December 31, 1995, included:

                                                                                                                Weighted
                                      Current                                                                   Average
       Equipment Type                 Seating                       Capital      Operating                        Age
                                      Capacity        Owned         Leased         Leased         Total         (Years)
------------------------------       ----------     ----------    ----------     ----------     ----------     ----------
 JET AIRCRAFT

 Airbus A300-600R                      266/267             10             -             25             35              6
 Boeing 727-200                            150             53            14              -             67             19
 Boeing 757-200                            188             46             9             31             86              4
 Boeing 767-200                            172              8             -              -              8             13
 Boeing 767-200 Extended Range             172              9            13              -             22             10
 Boeing 767-300 Extended Range             215             16             3             22             41              5
 Fokker 100                                 97             66             5              4             75              3
 McDonnell Douglas DC-10-10            237/290             13             4              -             17             19
 McDonnell Douglas DC-10-30                273              4             1              -              5             21
 McDonnell Douglas MD-11               251/271             19             -              -             19              4
 McDonnell Douglas MD-80                   139            119            25            116            260              8
                                                     ----------    ----------     ----------      ----------    ----------
    Total                                                 363            74            198            635              8
                                                     ==========    ==========     ==========      ==========    ==========

 REGIONAL AIRCRAFT

 ATR 42                                     46             28             2             16             46              6
 Super ATR                                  64             28             -              5             33              2
 Jetstream 32                               19              -             -             44             44              4
 Saab 340A                                  34              -             -             10             10              8
 Saab 340B                                  34             29            61             10            100              3
 Saab 340B Plus                             34              -             -              7              7              1
 Shorts 360                              33/36              4             -             17             21             10
                                                     ----------    ----------     ----------      ----------    ----------
   Total                                                   89            63            109            261              4
                                                     ==========    ==========     ==========      ==========    ==========

      For information concerning the estimated useful lives and residual values for owned aircraft, lease terms and amortization relating to aircraft under capital leases, and acquisitions of aircraft, see Notes 1, 3 and 4 to the consolidated financial statements. See Management's Discussion and Analysis for discussion of the retirement of certain aircraft from the fleet.

      In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002.

      Lease expirations for leased aircraft operated by AMR's subsidiaries and included in the preceding table as of December 31, 1995, were:

                                                                                                              2001
                                                                                                               and
 Equipment Type                            1996         1997          1998          1999         2000          Thereafter
------------------------------          ----------   ----------    ----------    ----------   ----------       ----------
 JET AIRCRAFT

 Airbus A300-600R                            -           -             -             -             -                 25
 Boeing 727-200                              -           -             -             2             4                  8
 Boeing 757-200                              -           -             -             -             2                 38
 Boeing 767-200 Extended Range               -           -             -             -             -                 13
 Boeing 767-300 Extended Range               -           -             -             -             -                 10
 Fokker 100                                  -           -             -             -             -                  9
 McDonnell Douglas DC-10-10                  3           1             -             -             -                  -
 McDonnell Douglas DC-10-30                  -           -             1             -             -                  -
 McDonnell Douglas MD-80                     -           -             -             -             3                138
                                        ----------   ----------    ----------    ----------   ----------       ----------
                                             3           1             1             2             9                241
                                        ==========   ==========    ==========    ==========   ==========       ==========


 REGIONAL AIRCRAFT
 ATR 42                                      -           -             -             6             1                  3
 Super ATR                                   -           2             -             -             -                  -

 Jetstream 32                               21          23             -             -             -                  -
 Saab 340B                                   -           -             -             -             -                 61
 Shorts 360                                  -           -             -             -             -                 17
                                        ----------   ----------    ----------    ----------   ----------       ----------
                                            21          25             -             6             1                 81
                                        ==========   ==========    ==========    ==========   ==========       ==========


      The table excludes leases for 15 Boeing 767-300 Extended Range aircraft which can be canceled with 30 days' notice during the initial 10-year lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years. The table also excludes leases for 10 Saab 340A aircraft, 10 Saab 340B aircraft, seven Saab 340B Plus aircraft, eight ATR 42 aircraft, and three Super ATR aircraft which can be canceled with six months or less notice within certain restrictions.

      Substantially all of the Airline Group's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed rate.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base and computer facility at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

      For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3.      LEGAL PROCEEDINGS

In January, 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should be excluded from the "fare" upon which the 25 percent penalty is assessed. The case has not been certified as a class action. Summary judgment has been granted for American and the matter is currently on appeal. American believes the matter is without merit and is vigorously defending the lawsuit.

         American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Currently, the plaintiffs allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards and that these changes breached American's contracts with AAdvantage members. Plaintiffs seek money damages for such alleged breach and attorneys' fees. Previously the plaintiffs also alleged violation of the Illinois Consumer Fraud and Deceptive Business Practice Act (Consumer Fraud Act) and sought punitive damages, attorneys' fees and injunctive relief preventing American from making changes to the AAdvantage program. American originally moved to dismiss all of the claims asserting that they were preempted by the Federal Aviation Act and barred by the Commerce Clause of the U.S. Constitution.

         Initially, the trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, the Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction are preempted, but that identical claims for compensatory and punitive damages are not preempted. On February 8, 1994, American filed a petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court. The matter was argued before the U.S. Supreme Court on November 1, 1994, and on January 18, 1995, the U.S. Supreme Court issued its opinion ending a portion of the suit against American. The U.S. Supreme Court held that a) plaintiffs' claim for violation of the Illinois Consumer Fraud Act is preempted by federal law -- entirely ending that part of the case and eliminating plaintiffs' claim for punitive damages; and b) certain breach of contract claims are not preempted by federal law.

         The Court did not determine, however, whether the contract claims asserted by the plaintiffs are preempted, and therefore, remanded the case to the state court for further proceedings. Subsequently, plaintiffs filed an amended complaint seeking damages solely for a breach of contract claim. In the event that the plaintiffs' breach of contract claim is eventually permitted to proceed in the state court, American intends to vigorously defend the case.

         In December, 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995 a class action lawsuit entitled Gutterman vs. American Airlines, Inc. was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc. was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County Court in July 1995. On March 11, 1996, American's motion to dismiss the Gutterman lawsuit was denied, although American's motion for summary judgment is still pending.

No class has been certified in the Gutterman lawsuit and to date no discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

         On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re:
Airline Travel Agency Commission Antitrust Litigation. The plaintiffs assert that the airline defendants conspired to reduce travel agency commissions and to monopolize air travel in violation of sections 1 and 2 of the Sherman Act. The case has been certified as a class action on behalf of approximately 40,000 domestic travel agencies and two travel agency trade associations. In June 1995 after extensive, expedited discovery, the travel agents moved for a preliminary injunction to enjoin the commission caps, and the defendants simultaneously moved for summary judgment. On August 31, 1995, the District Court denied both motions. Pre-trial activities against the defendants, including American, are continuing. American is vigorously defending the lawsuit.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of AMR as of December 31, 1995, were:

 Robert L. Crandall         Mr. Crandall was elected  Chairman and Chief
                            Executive Officer of AMR  and American in March
                            1985. He has been President of AMR since its formation in 1982 and served as President of American from 1980 to March 1995. Age 60.

 Donald J. Carty            Mr.  Carty was elected President of  American in
                            March 1995 and  Executive Vice President of AMR in
                            October 1989.   Except for two  years service as
                            President of Canadian  Pacific Air between March
                            1985 and March 1987, he has been with the Company in various finance and planning positions since 1978. Age 49.


 Gerard J. Arpey            Mr. Arpey  was elected Chief Financial  Officer in
                            March  1995 and Senior Vice  President in April
                            1992.   Prior to  that, he served  as Vice
                            President  of American since  October 1989.  Age
                            37.

 Anne H. McNamara           Mrs. McNamara was elected Senior Vice President and
                            General Counsel in June 1988.  She  had served  as
                            Vice President  - Personnel Resources  of American
                            from  January 1988 through May 1988.   She was
                            elected Corporate Secretary of AMR in 1982 and American in 1979 and held those positions through 1987. Age 48.

 Charles D. MarLett         Mr.  MarLett was elected  Corporate Secretary in
                            January 1988.   He joined   American as an attorney
                            in June 1984.  Age 41.

      There are no family relationships among the executive officers of the Company named above.

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


The Company's common stock is traded on the New York Stock Exchange (symbol
AMR).
The approximate number of record holders of the Company's common stock at March 18, 1996, was 15,935.

      The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

                                               1995                                         1994
                                ---------------------------------            --------------------------------
                                    High                  Low                    High                  Low
                                -----------          ------------            -----------          -----------
 QUARTER ENDED
 March 31                       $    65 3/4          $     54 7/8            $    71 3/4          $    56 1/2
 June 30                             76 1/4                64                     60 3/4               52 1/4
 September 30                        79 3/4                68 1/8                 62 7/8               50 3/4
 December 31                         78                    64 3/8                 55 1/4               48 1/8

      No cash dividends on common stock were declared for any period during 1995 or 1994. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

 (in millions, except per share amounts)
--------------------------------------------------------------------------------

                                       1995              1994               1993               1992               1991
                                    ----------        ----------         ----------         ----------         ----------
 Total operating revenues             $16,910           $16,137            $15,816            $14,396            $12,887
 Operating income (loss)(1)             1,015             1,006                690                (25)                 5
 Earnings (loss) before
   extraordinary loss and
   cumulative effect of
   accounting changes                     196               228                (96)              (475)              (240)
 Earnings (loss) before
   cumulative effect of
   accounting changes                     167               228               (110)              (475)              (240)
 Net earnings (loss)                      167               228               (110)              (935)              (240)
 Primary and fully diluted
   earnings (loss) per common
   share before extraordinary
   loss, cumulative effect of
   accounting changes, and effect
   of preferred stock exchange(2)        2.48              2.26              (2.05)             (6.35)             (3.54)
 Primary and fully diluted
   net earnings (loss) per common
   share                                 2.11              4.51              (2.23)            (12.49)             (3.54)
 Total assets                          19,556            19,486             19,326             18,706             16,208
 Long-term debt                         4,983             5,603              5,431              5,643              3,951
 Obligations under capital
   leases, less current
   obligations                          2,069             2,275              2,123              2,195              1,928
 Obligation for postretirement
   benefits                             1,439             1,254              1,090              1,006                  -

(1) Operating income (loss) for 1995 and 1994 includes restructuring costs of $533 million and $278 million, respectively.

(2) Information on the adjustment to the earnings per share computation for the twelve months ended December 31, 1994, for the effect of the preferred stock exchange is included in Note 5 to the consolidated financial statements.

No dividends were declared on common shares during any of the periods above.

Effective January 1, 1992, AMR adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes."

Information on the comparability of results is included in Management's Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMR was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc., was founded in 1934. For financial reporting purposes, AMR's operations fall within three major lines of business: the Airline Group, The SABRE Group and the Management Services Group.

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions, as well as AMR Eagle, Inc. and AMR Leasing Corporation, which are subsidiaries of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1995, American provided scheduled jet service to more than 160 destinations, primarily throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. The Cargo Division provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE, INC. owns the four regional airlines which operate as "American Eagle" -- Flagship Airlines, Inc., Simmons Airlines, Inc., Executive Airlines, Inc. and Wings West Airlines, Inc. The American Eagle carriers provide connecting turboprop service from seven of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

AMR LEASING CORPORATION is a financing subsidiary which leases regional aircraft to subsidiaries of AMR Eagle.

THE SABRE GROUP

AMR formed The SABRE Group in 1993 to capitalize on the synergies of combining its information technology businesses under common management. The SABRE Group consists primarily of four business units -- SABRE Travel Information Network
(STIN), SABRE Computer Services (SCS), SABRE Decision Technologies (SDT) and SABRE Interactive.

STIN markets SABRE -- one of the largest privately owned, real-time computer systems in the world -- which provides travel distribution and information services to nearly 30,000 travel agencies in 74 countries on six continents.

SCS manages and maintains AMR's technology infrastructure. This includes the planning, installation and operation of AMR's data centers, as well as technology and architectural planning for AMR units and for external customers. SCS also provides voice and data communication services to AMR, but is currently in negotiations with a third party to outsource this function.

SDT provides decision support systems, application software packages, systems development and consulting services to other AMR units and to external companies in the transportation, travel and other industries worldwide.

SABRE INTERACTIVE is a distribution strategy division formed by The SABRE Group in 1995 to develop opportunities for consumer-direct travel distribution via personal computer, CD-ROM, interactive television, cable television and other media.

MANAGEMENT SERVICES GROUP

The Management Services Group consists of four AMR subsidiaries -- AMR Services Corporation, Americas Ground Services, Inc. (AGS), AMR Investment Services, Inc. and Airline Management Services, Inc. (AMS).

AMR SERVICES CORPORATION has six operating divisions: Airline Services, AMR Combs, AMR Distribution Systems, TeleService Resources (TSR), Data Management Services (DMS) and AMR Training Group. The Airline Services division's main lines of business include airline passenger, ramp and cargo handling, cabin service and an array of other air transportation-related services for carriers around the world. AMR Combs is a premier corporate aviation services network of 13 facilities in major business centers in the United States and Mexico. It also is involved in a number of other related businesses, including parts and aircraft sales and operation of one of the world's largest executive charter services. AMR Distribution Systems serves the logistics marketplace and specializes in contract warehousing, trucking and multi-modal freight forwarding services. TSR provides comprehensive telemarketing and reservation services for a wide range of clients. DMS provides data capture and document management services to American and to companies in the insurance, financial services and transportation industries. AMR Training Group provides a wide variety of training services and operates the American Airlines Training & Conference Center, which hosts a multitude of AMR training activities, and markets its capabilities to other companies.

AGS provides airline ground and cabin service handling at 11 locations in eight countries in the Caribbean and Central and South America.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other institutional investors. It also manages the American AAdvantage Funds, which have both institutional shareholders, including pension funds and bank and trust companies, and individual shareholders. As of December 31, 1995, AMR Investment Services was responsible for management of approximately $13.7 billion in assets, including direct management of approximately $4.5 billion in short-term investments.

AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian Airlines International, Ltd. which the Company signed in 1994.

RESULTS OF OPERATIONS

SUMMARY   AMR's net income in 1995 was $167 million ($2.11 per common share, primary and fully diluted, after preferred dividends). During the fourth quarter of 1995, AMR recorded a charge of $533 million ($334 million after tax) related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with recently renegotiated labor contracts covering members of the Transport Workers Union
(TWU) and the Association of Professional Flight Attendants (APFA), as well as provisions for the writedown of certain McDonnell Douglas DC-10 aircraft and the planned retirement of certain turboprop aircraft, and other restructuring activities. Before the special charge, net earnings were $501 million. In addition to the restructuring charge, the Company's 1995 earnings include a charge of $41 million ($26 million after tax) related to the loss of an aircraft operated by American. The expiration of the airline industry's fuel tax exemption increased the Company's costs by approximately $22 million before tax. The Company's results were adversely affected by the disruption of American Eagle operations at the Chicago and Raleigh/Durham hubs in the first half of 1995 in response to the FAA's temporary restrictions on the operation of ATR aircraft in known or forecast icing conditions. In addition, in April 1995, a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately 10 percent of American's fleet and approximately nine percent of AMR Eagle's fleet, forcing the carriers to temporarily reduce scheduled service. The combined impact of the Eagle fleet disruption and the hailstorm on 1995 net income was approximately $40 million after tax.

      AMR's net income in 1994 was $228 million ($2.26 per common share, primary and fully diluted, after preferred dividends but before an adjustment to additional paid-in capital for an exchange of debentures for preferred stock). During the fourth quarter of 1994, AMR recorded a charge of $278 million ($174 million after tax) related to the cost of future pension and other postretirement benefits for agent and management/support staff voluntary early retirement programs, severance and other restructuring activities. Before the special charge, net earnings were $402 million. In addition to the restructuring charge, the Company's 1994 earnings include a charge of $25 million ($16 million after tax) related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle. The Company's results were also adversely affected by the disruption of American Eagle operations at the Chicago and Raleigh/Durham hubs referenced above.

      In response to the increasing competitive emphasis on lower costs and lower fares, in 1993 the Company began implementing a new strategic framework, known as the Transition Plan. The Plan has three parts, each intended to improve the Company's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, encourage and support the growth of the profitable information and management services businesses.

      The Company's improved results reflect progress on each of these three tenets, as well as strong economies in most of the markets it serves, relatively low jet fuel prices, and a healthier pricing environment which is attributable in part to more modest industry capacity growth.

      American continued its effort to find the most productive use for each of its aircraft. During 1995, the Company made major changes to both its jet and turboprop schedules. American reallocated resources to longer flights and reduced its short-haul flying, thus improving plane miles per jet aircraft by more than four percent. To improve the mix of traffic, American increased frequency in major markets while simultaneously ending hub operations at Raleigh/Durham and Nashville and reducing or eliminating jet service in 72 city pairs. On the international front, American increased the scope of its service to Latin America and the United Kingdom, and took advantage of the new U.S. - Canadian bilateral agreement to open service on several new Canadian routes and expand its code-sharing program with Canadian Airlines International (CAI).

      To reduce interest expense, the Company repurchased and retired prior to maturity $378 million in face value of long-term debt, net of sinking fund balances. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $45 million ($29 million after tax) in 1995.

      The Company's non-airline businesses continued their strong performances. The SABRE Group posted pre-tax earnings of $371 million, a 15.6 percent increase from 1994. As a result of its increased domestic booking share and the steady pace of international growth, The SABRE Group's revenues were up
11.0 percent from 1994, and its operating margin was approximately 23.5 percent.

      The Management Services Group's pre-tax earnings were $68 million, a 30.8 percent increase from 1994, due primarily to increased revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines, including CAI.

BUSINESS SEGMENTS   The following sections provide a discussion of AMR's
results by reporting segment.  Additional segment information is included in
Note 14 to the consolidated financial statements.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
 (dollars in millions)
--------------------------------------------------------------------------------

                                                                                 Year Ended December 31,
                                                                  -----------------------------------------------------
                                                                     1995                 1994                  1993
                                                                  ----------           ----------            ----------
 REVENUES
   Passenger    - American Airlines, Inc.                            $13,335              $12,826              $12,900
                - AMR Eagle, Inc.                                        775                  790                  711

   Cargo                                                                 677                  666                  643
   Other                                                                 714                  613                  531
                                                                  ----------           ----------            ---------
                                                                      15,501               14,895               14,785
 EXPENSES
   Wages, salaries and benefits                                        5,082                4,923                4,837
   Aircraft fuel                                                       1,623                1,614                1,875
   Commissions to agents                                               1,293                1,335                1,448
   Depreciation and amortization                                       1,070                1,057                1,035
   Other operating expenses                                            5,336                5,080                5,189
   Restructuring costs                                                   533                  272                    -
                                                                  ----------           ----------            ---------
     Total operating expenses                                         14,937               14,281               14,384
                                                                  ----------           ----------            ---------
 OPERATING INCOME                                                        564                  614                  401

 OTHER INCOME (EXPENSE)                                                 (645)                (617)                (715)
                                                                  ----------           ----------            ---------


 LOSS BEFORE INCOME TAXES
 AND EXTRAORDINARY LOSS                                                 $(81)                 $(3)               $(314)
                                                                  ----------           ----------            ---------

   Average number of equivalent employees                             89,400               90,300               94,200


 OPERATING STATISTICS

 AMERICAN AIRLINES, INC.
   Passenger Division

     Revenue passenger miles (millions)                              102,918               98,896               97,160
     Available seat miles (millions)                                 155,337              152,668              160,890
     Passenger revenue yield per passenger mile (cents)                12.96                12.97                13.28
     Passenger revenue per available seat mile (cents)                  8.58                 8.40                 8.02
     Operating expenses excluding restructuring costs
        per available seat mile (cents)                                 8.43                 8.34                 8.25
     Passenger load factor                                              66.3%                64.8%                60.4%
     Breakeven load factor excluding restructuring costs                61.5%                61.5%                60.5%
     Operating aircraft at year-end                                      635                  647                  667
   Cargo Division
     Cargo ton miles (millions)                                        2,046                1,983                1,826
     Revenue yield per ton mile (cents)                                32.64                33.11                34.86

 AMR EAGLE, INC.
   Revenue passenger miles (millions)                                  2,492                2,486                2,125
   Available seat miles (millions)                                     4,488                4,379                3,821
   Passenger load factor                                                55.5%                56.8%                55.6%
   Operating aircraft at year-end                                        261                  270                  275

REVENUES

1995 COMPARED TO 1994   Airline Group revenues of $15.5 billion in 1995 were up
$606 million, 4.1 percent, versus 1994. American's passenger revenues increased 4.0 percent, $509 million. The increase in passenger revenues resulted primarily from a 4.1 percent increase in passenger traffic, partially offset by a 0.1 percent decrease in passenger yield (the average amount one passenger pays to fly one mile) from 12.97 to 12.96 cents. American's average stage length increased approximately 8.2 percent from 1994 to 1995, which contributed to the decrease in passenger yield since per mile fares for longer trips tend to be lower than for shorter trips. For the year, domestic yield decreased 0.9 percent and Latin American yields decreased 4.2 percent; yield increased 8.1 percent in Europe and 8.2 percent in the Pacific. In 1995, American derived 69.4 percent of its passenger revenues from domestic operations and 30.6 percent from international operations.

      American's domestic traffic increased 1.7 percent, to 71.2 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.3 percent. International traffic grew
9.8 percent, to 31.7 billion RPMs on capacity growth of 9.6 percent. The increase in international traffic was led by a 13.4 percent increase in Latin America on capacity growth of 12.4 percent, and a 7.4 percent increase in Europe on capacity growth of 7.9 percent.

      The AMR Eagle carriers' passenger revenues decreased by 1.9 percent or $15 million. Traffic on the AMR Eagle carriers increased 0.2 percent, to 2.5 billion RPMs, while capacity grew 2.5 percent. Passenger yield decreased 2.1 percent, in part due to the carriers' increased stage length as they entered longer-haul markets. In the first quarter of 1995, AMR Eagle redeployed its fleet of ATR aircraft in response to the FAA's temporary restrictions on the operation of ATR aircraft in known or forecast icing conditions. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarters of 1995. As of June 30, 1995, the Eagle aircraft had returned to their original locations.

      Other revenues, consisting of contract maintenance and ground handling services, fees for passenger services such as certain ticketing charges, and miscellaneous other revenues, increased 16.5 percent, $101 million, primarily as a result of an increase in contract maintenance and airport ground services performed by American for other airlines. The remaining portion of the increase is attributable to the growth in passenger traffic.

1994 COMPARED TO 1993   Airline Group revenues of $14.9 billion in 1994 were up
$110 million, 0.7 percent, versus 1993. American's passenger revenues decreased 0.6 percent, $74 million. The decline in passenger revenues resulted primarily from a 2.3 percent decrease in passenger yield from 13.28 to 12.97 cents, partially offset by a 1.8 percent increase in passenger traffic. Yields were driven lower by competitive fare discounting and the greater presence of low-fare competitors in certain domestic markets. In addition, from 1993 to 1994, American's average stage length increased approximately 6.4 percent, contributing to the decline in passenger yields. For the year, domestic yield decreased 4.0 percent, while yield increased 2.6 percent in Latin America and
4.5 percent in Europe. In 1994, American derived 71.5 percent of its passenger revenues from domestic operations and 28.5 percent from international operations.

      American's domestic traffic increased 0.4 percent, to 70.0 billion RPMs, while domestic capacity decreased 6.0 percent. International traffic grew 5.2 percent, to 28.9 billion RPMs, on a capacity reduction of 2.7 percent. The increase in international traffic was led by a 9.7 percent increase in Latin America on capacity growth of 1.1 percent, and a 1.6 percent increase in Europe on a capacity reduction of 6.9 percent. Traffic suffered in 1993 from American's inability to carry passengers during the flight attendants' strike in November 1993 and the adverse effect of the strike on passenger demand in the following month. Traffic in 1994 reflects the negative impact of the FAA's ban on flying ATR aircraft in known or forecast icing conditions which was in effect from December 9, 1994 through January 11, 1995. The restrictions resulted in the temporary suspension of American Eagle ATR service at Chicago and the Company's decision to end American Eagle service at Raleigh/Durham.

      Despite the effect of the ATR restrictions, the AMR Eagle carriers' passenger revenues increased 11.1 percent, $79 million. Traffic on the AMR Eagle carriers increased 17.0 percent, to 2.5 billion RPMs, while capacity grew
14.6 percent. Passenger yield decreased 5.0 percent, in part due to the carriers' increased stage length as they entered longer-haul markets.

      Other revenues, consisting of fees for excess baggage and other passenger services, tour marketing, contract maintenance and miscellaneous other revenues, increased 15.4 percent, $82 million, primarily as a result of increased passenger traffic, additional contract maintenance work and leasing of excess aircraft.

EXPENSES

1995 COMPARED TO 1994   Airline Group operating expenses in 1995 included
restructuring charges of $533 million, related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with recently renegotiated labor contracts covering members of the TWU and the APFA, as well as provisions for the writedown of certain DC-10 aircraft and the planned retirement of certain turboprop aircraft, and other restructuring activities. Airline Group operating expenses in 1994 included restructuring charges of $272 million, primarily resulting from the cost of future pension and other postretirement benefits related to agent and management voluntary early retirement programs. Excluding the restructuring costs, the Airline Group's operating expenses increased 2.8 percent, $395 million. American's capacity increased 1.7 percent, to 155.3 billion ASMs. American's Passenger Division cost per ASM, excluding restructuring costs, increased 1.1 percent to 8.43 cents.

      Despite a 1.0 percent decrease in the average number of equivalent employees, wages, salaries and benefits expense rose 3.2 percent, $159 million. The increase was due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing.

      Fuel expense increased 0.6 percent, $9 million, due to the October 1995 expiration of the fuel tax exemption for the airline industry. The expiration of the exemption resulted in additional fuel expense of $22 million for 1995. Absent the fuel tax, fuel expense would have decreased $13 million due primarily to lower jet fuel prices.

      Commissions to agents decreased 3.1 percent, $42 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, partially offset by commissions on increased passenger revenues.

      Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses and miscellaneous operating expenses, increased 5.0 percent, $256 million. Maintenance materials and repairs expense increased 11.7 percent, $66 million, primarily due to reduced expense in 1994 as a result of warranty recoveries as well as certain engine and airframe service checks that became due for the first time in 1995. Miscellaneous operating expenses (including data processing services, booking fees, crew travel expenses, credit card fees, advertising and communications costs) increased by 7.4 percent or $176 million, primarily due to costs associated with increased contract maintenance work that American performed for other airlines. In addition, the Airline Group recognized approximately $19 million in foreign currency exchange losses attributable to unfavorable exchange rates, primarily in Latin America.

1994 COMPARED TO 1993   Airline Group operating expenses in 1994 included
restructuring charges of $272 million, primarily resulting from the cost of future pension and other postretirement benefits related to agent and management voluntary early retirement programs. Excluding the restructuring costs, the Airline Group's operating expenses decreased 2.8 percent, $402 million. American's capacity decreased 5.1 percent, due primarily to the retirement of 41 older aircraft, partially offset by the addition of 22 new aircraft. Because capacity decreased more rapidly than expenses, American's Passenger Division cost per ASM, excluding restructuring costs, increased 1.1 percent, to 8.34 cents.

      Despite a 4.1 percent decrease in the average number of equivalent employees, wages, salaries and benefits expense rose 1.8 percent, $86 million. The increase was due primarily to contractual and other wage and salary adjustments for existing employees, variable compensation under the Company's various profit sharing plans, and rising pension and other postretirement benefits costs.

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

      Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses and miscellaneous operating expenses, decreased 2.1 percent, $109 million. Aircraft rentals decreased 6.5 percent, $48 million, primarily due to the expiration of operating leases during 1994 on 19 Boeing 727, 19 Jetstream 32 and five Shorts 360 aircraft. Other rentals and landing fees decreased 1.5 percent, $12 million, due primarily to reduced landing fees expense resulting from American's capacity reductions, partially offset by higher fee rates charged by airports. Food service costs decreased 4.2 percent, $29 million, due to a 1.8 percent decline in passengers boarded and aggressive cost reduction strategies, including changes in meal scheduling policies, renegotiation of contracts and increased use of vendor-prepared products. Maintenance materials and repairs expense decreased 13.7 percent, $90 million. American's maintenance costs were lower as a result of retiring older aircraft from the fleet, increased warranty recoveries, and operational efficiencies gained by reducing the number of maintenance locations and other initiatives. Offsetting the decrease for American, growth of the American Eagle operations generated an increase in its maintenance materials and repairs costs. Miscellaneous operating expenses (including data processing services, booking fees, crew travel expenses, credit card fees, advertising and communications costs) increased 3.0 percent, $70 million, primarily due to increased booking fees.

OTHER INCOME (EXPENSE)
Other Income (Expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

1995 COMPARED TO 1994   Interest expense, net of amounts capitalized, increased
11.9 percent, $72 million, due primarily to the issuance of $1.02 billion of convertible debentures in exchange for 2.04 million preferred shares in late 1994, and the effect of rising short-term interest rates on floating rate debt and interest rate swap agreements, partially offset by reductions due to the repurchase and retirement of debt. Interest income increased $22 million due primarily to higher average rates and also higher investment balances.

      Miscellaneous - net for 1995 includes a $41 million charge related to the loss of an aircraft operated by American. Miscellaneous - net for 1994 includes a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle.

1994 COMPARED TO 1993   Interest expense, net of interest income, increased 1.6
percent, $9 million. Interest expense was higher due to the effect of rising interest rates on floating rate obligations, partially offset by the repurchases and retirement of long-term debt, and savings generated by interest rate swap transactions. Interest capitalized decreased 56.0 percent, $28 million, primarily as a result of the decrease in the average balance during the year of purchase deposits for flight equipment.

      Miscellaneous - net for 1994 includes a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle. Miscellaneous - net for 1993 includes a $125 million charge related to the retirement of certain DC-10 aircraft.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
 (dollars in millions)
--------------------------------------------------------------------------------

                                                                                Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                    1995                  1994                 1993
                                                                  ----------           ----------           ----------
 REVENUES                                                             $1,624               $1,463               $1,302


 EXPENSES
   Wages, salaries and benefits                                          450                  396                  375
   Depreciation and amortization                                         172                  175                  171
   Rentals                                                                56                   56                   49
   Other operating expenses                                              564                  482                  455
   Restructuring costs                                                     -                    6                    -
                                                                  ----------           ----------           ----------
     Total operating expenses                                          1,242                1,115                1,050
                                                                  ----------           ----------           ----------
 OPERATING INCOME                                                        382                  348                  252

 OTHER INCOME (EXPENSE)                                                  (11)                 (27)                 (84)
                                                                  ----------           ----------           ----------

 EARNINGS BEFORE INCOME TAXES                                           $371                 $321                 $168
                                                                  ==========           ==========           ==========

 Average number of equivalent employees                                7,500                7,200                6,700

REVENUES

1995 COMPARED TO 1994   Revenues for The SABRE Group increased 11.0 percent,
$161 million, primarily due to increased booking volumes as a result of international expansion in Europe, Latin America and Asia, booking fee price increases and revenue generated from AMR's services agreement with Canadian Airlines International (CAI).

1994 COMPARED TO 1993   Revenues for The SABRE Group increased 12.4 percent,
$161 million. Booking fee revenues increased due to growth in booking volumes, increased average fees per booking collected from participating vendors and the introduction of premium-priced products. Revenues of the AMR Training & Consulting Group, which began operations in the first quarter of 1993, increased $29 million. Other revenues rose as a result of increased license fee revenues and systems development sales.

EXPENSES
1995 COMPARED TO 1994   Wages, salaries and benefits increased 13.6 percent,
$54 million, due primarily to a 4.2 percent increase in the average number of equivalent employees, annual salary increases and an increase in the provisions for incentive compensation. Other operating expenses increased 17.0 percent, $82 million, due to increases in various employee-related costs of $29 million, primarily contract programmers, and increases in communications costs, subscriber incentives and other services purchased.

1994 COMPARED TO 1993   Wages, salaries and benefits increased 5.6 percent, $21
million, due primarily to a 7.5 percent increase in the average number of equivalent employees and increased provisions for incentive compensation. Rentals increased 14.3 percent, $7 million, due to additional leased data processing equipment and facilities costs. Other operating expenses increased
5.9 percent, $27 million, primarily due to expansion in international markets including Europe and Mexico. The SABRE Group's 1994 operating expenses also include $6 million in costs associated with restructuring activities.

OTHER INCOME (EXPENSE)
Other Income (Expense) for 1993 includes a provision of $71 million for losses associated with a reservation system project and resolution of related litigation.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
 (dollars in millions)
--------------------------------------------------------------------------------

                                                                                Year Ended December 31,
                                                                  -----------------------------------------------------
                                                                     1995                 1994                  1993
                                                                  ----------           ----------            ----------
 REVENUES                                                               $534                 $518                 $421


 EXPENSES
   Wages, salaries and benefits                                          247                  231                  169
   Depreciation and amortization                                          17                   18                   17
   Other operating expenses                                              201                  225                  198
                                                                  ----------           ----------            ----------
     Total operating expenses                                            465                  474                  384
                                                                  ----------           ----------            ----------
 OPERATING INCOME                                                         69                   44                   37

 OTHER INCOME (EXPENSE)                                                   (1)                   8                   (4)
                                                                  ----------           ----------            ----------

 EARNINGS BEFORE INCOME TAXES                                            $68                  $52                  $33
                                                                  ==========           ==========            ==========

 Average number of equivalent employees                               13,100               12,300               10,200

REVENUES

1995 COMPARED TO 1994   Revenues for the Management Services Group increased
3.1 percent, $16 million. Revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines including CAI, increased $25 million. This increase was partially offset by a decrease in AMR Services' revenues of 2.1 percent, $10 million, primarily due to the impact of the sale of AMR Combs' Learjet Service Centers in the first quarter of 1995, more than offsetting substantial revenue growth within AMR Services' other lines of business.

1994 COMPARED TO 1993   Revenues for the Management Services Group increased
23.0 percent, $97 million. AMR Services' revenues increased 15.1 percent, $62 million, primarily as a result of strong domestic fuel and deicing service sales, the acquisition of an additional domestic fixed-base operator in November 1993 and the expansion of international operations. Revenues of Americas Ground Services, which began operations in the second quarter of 1993, increased $17 million.

EXPENSES

1995 COMPARED TO 1994   Wages, salaries and benefits increased 6.9 percent, $16
million, due primarily to a 6.5 percent increase in the average number of equivalent employees. Other operating expenses decreased 10.7 percent, $24 million, due primarily to the effect of the sale of AMR Combs' Learjet Service Centers, offset by increased expenses due to the business growth of AMR Services' other lines of business.

1994 COMPARED TO 1993   Wages, salaries and benefits increased 36.7 percent,
$62 million, due primarily to an increase in the average number of equivalent employees and wage and salary adjustments for existing employees. Other operating expenses increased 13.6 percent, $27 million, due primarily to the expansion of AMR Services and Americas Ground Services.

INFLATION

Adjustment of historical cost data to reflect the impact of general inflation and specific price changes would worsen AMR's operating results, principally because of the increased depreciation and amortization resulting from the replacement, at current cost, of equipment and property with assets that have the same service potential. However, because AMR's monetary liabilities exceed monetary assets, the worsened operating results would be partially offset by a decrease in the real value of the net amounts owed.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $2.2 billion in 1995, $1.6 billion in 1994 and $1.4 billion in 1993. The $576 million increase from 1994 to 1995 resulted from an increase in net income before non-cash restructuring charges and provisions for losses of approximately $210 million combined with the timing of cash payments near year-end. Capital expenditures in 1995 totaled $928 million, compared to $1.1 billion in 1994 and $2.1 billion in 1993, and included the acquisition of six Boeing 757-200s and four Boeing 767-300 Extended Range aircraft by American and the acquisition of five Super ATR turboprop aircraft by AMR Leasing. In addition to the purchase of new aircraft by American, sixteen Boeing 727 aircraft, eight formerly recorded as capital leased assets, and eight formerly under operating leases, were purchased upon the expiration of their lease terms. These capital expenditures, as well as the expansion of certain airport facilities, were funded primarily with internally generated cash.

CAPITAL COMMITMENTS

FIRM DELIVERIES   At December 31, 1995, AMR had firm orders and payments
remaining of approximately $100 million for four Boeing 757-200 aircraft, all of which are to be delivered in 1996.

OTHER   The Company also has authorized capital expenditures in 1996 of approximately $350 million for aircraft modifications, computer equipment, renovations of, and additions to, airport and office facilities and various other equipment and assets.

      AMR intends to finance its capital asset acquisitions through the use of internally generated funds. At March 1, 1996, no borrowings were outstanding under American's credit facility and approximately $1.0 billion was available under the facility.

      AMR continually reviews its need for additional aircraft and ground properties and makes investments based on return-on-investment analyses and both short-term and long-term profitability forecasts.

AIRCRAFT OPTIONS   In addition to aircraft on firm order at December 31, 1995,
American has 80 jet aircraft available on option - five McDonnell Douglas MD-11s and 75 Fokker 100s. The Company also has 62 turboprop aircraft available on option - 42 Super ATRs, 10 Saab 2000s and 10 ATR 42s.

OTHER INFORMATION

WORKING CAPITAL   AMR (principally American Airlines) historically operates
with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

DEFERRED TAX ASSETS   As of December 31, 1995, the Company had deferred tax
assets aggregating approximately $2.7 billion, including approximately $443 million of alternative minimum tax credit carryforwards. The Company believes substantially all the deferred tax assets will be realized through reversal of existing taxable temporary differences.

ENVIRONMENTAL MATTERS   Subsidiaries of AMR have been notified of potential
liability with regard to several environmental cleanup sites. At sites where remedial litigation has commenced, potential liability is joint and several. AMR's alleged volumetric contributions at the sites are minimal. AMR does not expect these matters, individually or collectively, to have a significant impact on its financial position or liquidity. Additional information is included in Note 3 to the consolidated financial statements.

DISCOUNT RATE   Due to the decrease in interest rates during 1995, the discount rate used to determine the Company's pension obligations as of December 31, 1995 and the related expense for 1996 has been decreased. The Company expects the increase in 1996 pension expense as a result of the change in the discount rate to be more than offset by the impact of appreciation in the market value of pension plan assets experienced during 1995.

OUTLOOK FOR 1996

AMR's improved financial performance in 1995 reflects the positive effects of the Transition Plan the Company began implementing in the early 1990s. The core tenets of the plan are to strengthen the airline wherever possible, to withdraw from markets in which the airline cannot compete effectively, and to grow AMR's profitable non-airline businesses.

AIRLINE GROUP   For the Airline Group, improved performance was driven in part by the strong economy, low jet fuel prices and a more stable pricing environment attributable to the modest level of industry capacity growth.

      AMR continued its effort to find the most productive use for each of its aircraft. During 1995, the Company made major changes to both its jet and turboprop schedules. Resources were reallocated to longer flights and short-haul flying was reduced. The result was an increase in plane miles per jet aircraft of more than four percent.

      Another 1995 initiative was to increase the number of flights between major business centers such as New York, Chicago, Los Angeles and Dallas/Fort Worth. In many business markets, American now offers a dozen or more flights per day. Conversely, the airline reduced its operations in Raleigh/Durham and Nashville, where, despite its best efforts, American had been unable to earn a satisfactory return. Jet service was also eliminated from 29 other city pairs. In many cases, jet service was replaced with turboprop service from American Eagle, American's regional airline affiliate.

      On the international front, American increased the scope of its service to Latin America and the United Kingdom, and took advantage of the new U.S. - Canadian bilateral agreement to open service on several new Canadian routes.

      Alliances with foreign carriers have become an increasingly prominent part of American's international endeavors. The new aviation accord with Canada cleared the way for a wide-ranging code-sharing agreement with Canadian Airlines. Implemented in phases, this arrangement is one of the industry's largest, and has already generated a great deal of revenue for both airlines.

      Sustaining American's strong revenue performance is critically important to AMR because the airline's costs remain uncompetitively high. Fortunately, American did make some progress on the cost front in 1995. The airline substantially reduced distribution expenses by capping travel agency commissions at $50 per round-trip for domestic travel, developed new ways to lower food costs, and cut costs in many other areas as it sought to trim expenses without sacrificing quality.

      Cost initiatives in 1995 also included initial work on a ticketless travel product which, when combined with devices to speed aircraft boarding, will streamline and facilitate customers' airport experience. The Company expects this program, which American will begin implementing in mid-1996, to allow airport employees to spend less time making computer entries and more time serving customers.

      Despite these efforts, American will not have the fully-competitive cost structure it needs until it solves its labor cost problem. In this area, as well, the airline made some progress in 1995. First, the Company negotiated a new six-year agreement with the Transport Workers Union, which is expected to save approximately $65 million in 1996, with additional savings in the years beyond.

      Second, further progress was made on the restructuring of American's airport staffing which began in 1994. American has now outsourced all passenger handling functions at nearly 30 of its smaller stations and many of its less specialized customer service functions at most other cities. These efforts are expected to ultimately save approximately $80 million annually when steady state is achieved.

      Third, the Company completed its "Reinventing Headquarters" program. This effort is expected to reduce annual headquarters costs by $75 million in total, about $40 million of which was realized in 1995.

      Finally, the long-running arbitration with American's flight attendant union -- the Association of Professional Flight Attendants -- reached its conclusion in October. Although the arbitrators' decision provided pay increases for flight attendants, it also gave the Company the right to implement the most significant productivity improvements it was seeking.

      These labor developments saved the airline some money in 1995, and will help more in 1996 and in the years beyond. However, until it makes further progress, particularly with the union that represents American's pilots -- the Allied Pilots Association (APA) -- the airline will be unable to reduce its costs to a fully competitive level. Despite American's deteriorating cost position versus many of its major competitors, the airline has been unable to make substantive progress to date with the APA on this issue.

      As long as the airline's cost structure prevents it from earning a satisfactory return on new aircraft investments, it will not make sense for American to purchase additional aircraft.

      With no immediate plans to grow its fleet, American has developed an alternative plan to cover the capacity of the 12 McDonnell Douglas MD-11s it agreed to sell to Federal Express in 1995. Delivery of the MD-11s began in early 1996 and will continue through 1999. As the MD-11s are delivered to Federal Express, American will replace them by reconfiguring some of the Airbus A300s now flying in the Caribbean for use on its shorter trans-Atlantic routes.

      The A300s, in turn, will be replaced by Boeing 727s the airline had previously planned to retire in 1995. This approach will allow American to simultaneously complete the Federal Express transaction and sustain both its European and Caribbean route structures without acquiring new aircraft.

      Overall, the 1996 outlook for the Airline Group is favorable. On the revenue side, many of 1995's favorable trends are expected to continue. Overall industry capacity is expected to grow only modestly and, assuming the U.S. economy remains reasonably healthy, demand should keep pace.

      However, the pressure to reduce costs will continue. The Airline Group should see some progress in 1996, due in part to the fact that both the American and American Eagle schedules should be much more stable in 1996 than they were in 1995. Also, American's introduction of its version of electronic ticketing, coupled with an aggressive program of airport automation will, in the latter part of 1996 and in the years beyond, enable the airline to further increase the productivity of its agent workforce while simultaneously saving money in its internal operations.

      The Airline Group will also have the benefit in 1996 of the full-year effect of the numerous changes made in 1995, which will favorably affect food and beverage costs, distribution expenses and a host of individually smaller items.

      Taken together, the 1995 initiatives and those identified for 1996 are expected to generate non-labor expense savings, and by improving the productivity of most work groups, will impact, to some degree, labor costs as well.

      Given the inherent volatility of fuel prices, anticipating the impact of fuel expense in 1996 is very difficult. Compounding this is the 4.3 cents per gallon fuel tax on commercial aviation jet fuel for use in domestic operations, which the airline was exempt from until October 1, 1995. On this date, the exemption expired and the resulting tax is scheduled to continue, although fuel tax exemption legislation is pending. American estimates the resulting annual increase in fuel taxes will be approximately $80 million.

      Finally, during 1996, management will continue its efforts to persuade the leadership of the APA that change is a prerequisite to a successful future for American Airlines.

THE SABRE GROUP   The third objective of the Transition Plan is to grow the
Company's profitable non-airline businesses, and AMR was able to do so in 1995. The SABRE Group, the largest of AMR's non-airline enterprises, continued to compete successfully in the travel distribution and information technology industries and recorded both improved earnings and strong margins in 1995.

      One of the primary goals of The SABRE Group is to ensure that SABRE remains the premier global provider of travel distribution information services. Throughout the year, SABRE made important progress in a number of international markets, continuing its expansion in Canada, Europe, Mexico, Latin America and India and forming joint ventures with Japan Airlines' AXESS Information Network as well as the Civil Aviation Administration of China.

      While SABRE's international growth is impressive, the travel distribution industry is changing at an accelerating rate -- and The SABRE Group is changing with it. During 1995, the group came under increasing competitive pressure, as new distribution channels and innovative technology began to divert attention and resources away from more traditional travel distribution channels. The SABRE Group is moving quickly to preserve its industry-leading position.

      During 1995, the group announced a number of product enhancements and new products designed to sustain its position as a leading distributor of travel and travel-related products. Additionally, SABRE Interactive, a new business unit within The SABRE Group, was formed to help meet the challenges and opportunities posed by the rapid development of, and growing public interest in, consumer-direct travel distribution.

      Sustaining The SABRE Group's leadership position in the years to come will require, in the short term, a significant amount of investment spending, which will be reflected in the group's 1996 results. Nonetheless, The SABRE Group's record of profitable growth should continue.

      AMR plans to more fully develop and market its distinct information technology expertise through The SABRE Group and continues to investigate opportunities for further enhancing the value of its information technology businesses. In furtherance of these opportunities, AMR is taking preliminary steps, such as obtaining certain consents, that will allow it to proceed expeditiously should it decide that a reorganization of The SABRE Group into one or more subsidiaries of AMR is desirable. This reorganization, if concluded, may involve the transfer to AMR, by means of a dividend, of American's STIN, SCS, SDS and SABRE Interactive divisions. A final decision to proceed with a reorganization has not been made, however, and AMR could determine that conducting the business activities of The SABRE Group within the current corporate structure continues to be in the best interests of AMR's shareholders.

MANAGEMENT SERVICES GROUP   The Management Services Group, whose activities are
various and diverse, is expected to have continued success in 1996. Similar to the Airline Group, the Management Services Group is expected to benefit from a year of relative stability.

BALANCE SHEET OUTLOOK   In addition to making progress in each of its business
segments, AMR also made some significant strides towards a stronger balance sheet in 1995. Since airline earnings, while improved, remain insufficient to justify the purchase of new aircraft, AMR has opted to use much of its cash flow to reduce the Company's outstanding debt. Scheduled and early debt retirement reduced AMR's debt and capital lease obligations by more than $1 billion in 1995, creating a healthier balance sheet and reducing future interest expense.

      American has no immediate plans to acquire either growth or replacement aircraft, and thus AMR's capital spending in 1996 is expected to total only about $900 million. The Company expects to generate surplus cash again in 1996. The Company continues to evaluate uses for its surplus cash, which will likely include the retirement or refinancing of debt and other fixed obligations, as well as the repurchase, in the open market or otherwise, of a significant amount of debt in excess of scheduled 1996 repayments. The total amount and type of debt retired, refinanced and repurchased will depend on market conditions, American's cash position and other considerations during the year.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           Page
                                                                                        ----------
 Report of Independent Auditors                                                              29

 Consolidated Statement of Operations                                                        30

 Consolidated Balance Sheet                                                                  32

 Consolidated Statement of Cash Flows                                                        34

 Consolidated Statement of Stockholders' Equity                                              35

 Notes to Consolidated Financial Statements                                                  36

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


      We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 11 to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.




                                        ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 15, 1996

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
 (in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                    1995                  1994                 1993
                                                                 ----------            ----------           ----------
 REVENUES
 Airline Group:
      Passenger   - American Airlines, Inc.                      $    13,335           $   12,826           $   12,900
                  - AMR Eagle, Inc.                                      775                  790                  711
      Cargo                                                              677                  666                  643
      Other                                                              714                  613                  531
                                                                 -----------           ----------           ----------
                                                                      15,501               14,895               14,785


   The SABRE Group                                                     1,624                1,463                1,302
   Management Services Group                                             534                  518                  421
   Less:  Intergroup revenues                                           (749)                (739)                (692)
                                                                 -----------           ----------           ----------
     Total operating revenues                                         16,910               16,137               15,816
                                                                 -----------           ----------           ----------

 EXPENSES
   Wages, salaries and benefits                                        5,779                5,550                5,381
   Aircraft fuel                                                       1,623                1,614                1,875
   Commissions to agents                                               1,293                1,335                1,448
   Depreciation and amortization                                       1,259                1,250                1,223
   Other rentals and landing fees                                        878                  852                  851
   Aircraft rentals                                                      671                  695                  743
   Food service                                                          682                  670                  700
   Maintenance materials and repairs                                     641                  577                  664
   Other operating expenses                                            2,536                2,310                2,241
   Restructuring costs                                                   533                  278                    -
                                                                 -----------           ----------           ----------
     Total operating expenses                                         15,895               15,131               15,126
                                                                 -----------           ----------           ----------
 OPERATING INCOME                                                      1,015                1,006                  690


 OTHER INCOME (EXPENSE)
   Interest income                                                        63                   46                   60
   Interest expense                                                     (684)                (637)                (668)
   Interest capitalized                                                   14                   22                   51

   Miscellaneous - net                                                   (50)                 (67)                (246)
                                                                 -----------           ----------           ----------
                                                                        (657)                (636)                (803)
                                                                 -----------           ----------           ----------


 EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS              358                 370                  (113)
 Income tax provision (benefit)                                          162                 142                   (17)
                                                                 -----------           ----------           ----------
  EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS                              196                  228                  (96)
  EXTRAORDINARY LOSS, NET OF TAX BENEFIT                                 (29)                   -                  (14)
                                                                 -----------           ----------           ----------

 NET EARNINGS (LOSS)                                             $       167           $      228           $     (110)
                                                                 ===========           ==========           ==========

--------------------------------------------------------------------------------
Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
 (in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                                                    Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                       1995                  1994                 1993
                                                                    ----------            ----------           ----------
 NET EARNINGS (LOSS)                                                 $   167              $   228              $   (110)
 Preferred stock dividends                                                (5)                 (56)                  (60)
                                                                     -------              -------              --------
                                                                         162                  172                  (170)
 Increase in additional paid-in capital from preferred
    stock exchange                                                         -                  171                     -
                                                                     -------              -------              --------
 EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                         $   162              $   343              $   (170)
                                                                     =======              =======              ========

 EARNINGS (LOSS) PER COMMON SHARE (PRIMARY AND
 FULLY DILUTED):
     Before effect of preferred stock exchange and
       extraordinary loss                                            $  2.48              $  2.26              $  (2.05)
     Effect of preferred stock exchange                                    -                 2.25                     -
     Extraordinary loss                                                (0.37)                   -                 (0.18)
                                                                     -------              -------              --------

     Net earnings (loss)                                             $  2.11              $  4.51              $  (2.23)
                                                                     =======              =======              ========



----------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
 (in millions)
--------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                          1995                 1994
                                                                                     ------------         ------------
 ASSETS

 CURRENT ASSETS

   Cash                                                                              $         82          $        23
   Short-term investments                                                                     819                  754
   Receivables, less allowance for uncollectible
     accounts (1995 - $18; 1994 - $26)                                                      1,153                1,044
   Inventories, less allowance for obsolescence
     (1995 - $250; 1994 - $179)                                                               589                  678
   Deferred income taxes                                                                      357                  325
   Other current assets                                                                       137                  132
                                                                                     ------------         ------------
      Total current assets                                                                  3,137                2,956

 EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                               13,396               13,439

   Less accumulated depreciation                                                            3,544                3,435
                                                                                     ------------         ------------
                                                                                            9,852               10,004

   Other equipment and property, at cost                                                    4,204                4,046
   Less accumulated depreciation                                                            2,240                2,030
                                                                                     ------------         ------------
                                                                                            1,964                2,016
                                                                                     ------------         ------------
                                                                                           11,816               12,020

 EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES

   Flight equipment                                                                         2,368                2,508
   Other equipment and property                                                               256                  268
                                                                                     ------------         ------------
                                                                                            2,624                2,776
   Less accumulated amortization                                                              875                  898
                                                                                     ------------         ------------
                                                                                            1,749                1,878

 OTHER ASSETS
   Route acquisition costs, less accumulated amortization
     (1995 - $153; 1994 - $124)                                                             1,003                1,032
   Airport operating and gate lease rights,
     less accumulated amortization (1995 - $104; 1994 - $86)                                  364                  382
   Prepaid pension cost                                                                       268                   99
   Other                                                                                    1,219                1,119
                                                                                     ------------         ------------
                                                                                            2,854                2,632
                                                                                     ------------         ------------

 TOTAL ASSETS                                                                        $     19,556          $    19,486
                                                                                     ============         ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
 (in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                          1995                 1994
                                                                                     ------------          -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

   Accounts payable                                                                  $        817          $       920
   Accrued salaries and wages                                                                 729                  619
   Accrued liabilities                                                                      1,331                1,004
   Air traffic liability                                                                    1,466                1,473
   Current maturities of long-term debt                                                       228                  590
   Current obligations under capital leases                                                   122                  128
                                                                                     ------------          -----------
      Total current liabilities                                                             4,693                4,734

 LONG-TERM DEBT, LESS CURRENT MATURITIES                                                    4,983                5,603


 OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                                                 2,069                2,275
 OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                                      446                  279
   Deferred gains                                                                             696                  733
   Postretirement benefits                                                                  1,439                1,254
   Other liabilities and deferred credits                                                   1,510                1,228
                                                                                     ------------          -----------
                                                                                            4,091                3,494

 COMMITMENTS, LEASES AND CONTINGENCIES


 STOCKHOLDERS' EQUITY
 Convertible preferred stock:
   20,000,000 shares authorized,
     159,000 shares issued and outstanding                                                     78                   78
   Common stock - $1 par value; shares authorized:
     150,000,000; shares issued and outstanding:
     1995 - 76,400,000; 1994 - 75,900,000                                                      76                   76
   Additional paid-in capital                                                               2,239                2,212
   Other                                                                                      (91)                (242)
   Retained earnings                                                                        1,418                1,256
                                                                                     ------------          -----------
                                                                                            3,720                3,380
                                                                                     ------------          -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     19,556          $    19,486
                                                                                     ============          ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
 (in millions)
--------------------------------------------------------------------------------

                                                                                 Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                     1995                  1994                 1993
                                                                   ----------           ----------           ----------
 CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                             $      167           $      228           $     (110)
   Adjustments to reconcile net earnings (loss)
       to net cash provided by operating activities:
        Depreciation and amortization                                   1,259                1,250                1,223
        Deferred income taxes                                              50                  145                  (30)
        Provision for restructuring costs                                 533                  278                    -
        Provisions for losses                                              41                   25                  196
        Change in assets and liabilities:
          Decrease (increase) in receivables                             (109)                (135)                  37
          Increase in inventories                                         (11)                 (19)                 (27)
          Increase (decrease) in accounts payable
            and accrued liabilities                                       441                 (216)                  34
          Increase (decrease) in air traffic liability                     (7)                  13                  (64)
        Other, net                                                       (179)                  40                  118
                                                                   ----------           ----------           ----------
          Net cash provided by operating activities                     2,185                1,609                1,377

 CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (928)              (1,114)              (2,080)
   Net decrease (increase) in short-term investments                      (65)                (239)                 290
   Investment in Canadian Airlines International, Ltd.                      -                 (177)                   -
   Other, net                                                              68                   67                   36
                                                                   ----------           ----------           ----------
          Net cash used for investing activities                         (925)              (1,463)              (1,754)

 CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from:
     Issuance of long-term debt                                           184                  146                  730
     Sale-leaseback transactions                                            -                  280                    -
     Issuance of convertible preferred stock                                -                    -                1,081
   Net short-term borrowings (repayments)
     with maturities of 90 days or less                                     -                    -                 (351)
   Other short-term borrowings                                              -                  200                    -
   Payments on other short-term borrowings                                  -                 (200)                 (29)
   Payments on long-term debt and capital lease obligations            (1,401)                (549)              (1,069)
   Payment of preferred stock dividends                                    (5)                 (66)                 (49)
   Other, net                                                              21                    3                   82
                                                                   ----------           ----------           ----------
          Net cash provided by (used for) financing activities         (1,201)                (186)                 395
                                                                   ----------           ----------           ----------
 Net increase (decrease) in cash                                           59                  (40)                  18
 Cash at beginning of year                                                 23                   63                   45
                                                                   ----------           ----------           ----------
 Cash at end of year                                               $       82           $       23           $       63
                                                                   ==========           ==========           ==========


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (in millions, except shares and per share amounts)
--------------------------------------------------------------------------------

                                                                  Additional
                                     Preferred        Common      Paid-in                        Retained
                                       Stock          Stock       Capital           Other        Earnings         Total
                                     ---------       -------     ----------      ----------     ----------     ----------
 Balance at January 1, 1993           $     -          $  75       $  2,018        $      -        $ 1,256        $ 3,349
 Net loss                                   -              -              -               -           (110)          (110)
 Sale of 2,200,000 shares               1,081              -              -               -              -          1,081
 Preferred stock dividends
   ($27.27 per share)                       -              -              -               -            (60)           (60)
 Issuance of 339,506 shares
   pursuant to stock option,
   deferred stock and restricted
   stock incentive plans                    -              1             17               -              -             18
 Other                                      -              -              -               -             (2)            (2)
                                      -------          -----       --------        --------        -------        -------
 Balance at December 31, 1993           1,081             76          2,035                          1,084          4,276
 Net earnings                               -              -              -               -            228            228
 Exchange of convertible
   debentures for 2,041,000
   preferred shares                    (1,003)             -            171               -              -           (832)
 Preferred stock dividends
   ($30.00 per share)                       -              -              -               -            (56)           (56)
 Issuance of 127,694 shares
   pursuant to stock option,
   deferred stock and restricted
   stock incentive plans                    -              -              6               -              -              6
 Adjustment for minimum pension
   liability, net of tax benefit
   of $120                                  -              -              -            (199)             -           (199)
 Unrealized loss on investments,
   net of tax benefit of $18                -              -              -             (43)             -            (43)
                                      -------          -----       --------        --------        -------        -------
 Balance at December 31, 1994              78             76          2,212            (242)         1,256          3,380
 Net earnings                               -              -              -               -            167            167
 Preferred stock dividends
   ($30.00 per share)                       -              -              -               -             (5)            (5)
 Issuance of 507,826 shares
   pursuant to stock option,
   deferred stock and restricted
   stock incentive plans                    -              -             27               -              -             27
 Adjustment for minimum pension
   liability, net of tax benefit
   of $120                                  -              -              -             198              -            198
 Unrealized loss on investments,
   net of tax benefit of $28                -              -              -             (47)             -            (47)
                                      -------          -----       --------        --------        -------        -------
   Balance at December 31, 1995       $    78          $  76       $  2,239        $    (91)       $ 1,418        $ 3,720
                                      =======          =====       ========        ========        =======        =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION   The consolidated financial statements include the
accounts of AMR Corporation (AMR or the Company), its principal subsidiary, American Airlines, Inc. (American), and its other wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1995 presentation.

USE OF ESTIMATES   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES   Spare parts, materials and supplies relating to flight equipment are carried at average cost and are expensed when used in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service. These allowances are based on management estimates, which are subject to change.

EQUIPMENT AND PROPERTY   The provision for depreciation of operating equipment
and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                       Residual
                                                                   Depreciable Life                      Value
                                                           ---------------------------------           ---------
    Boeing 727-200                                         21 years(1)                                    5%
    DC-10-10                                               December 31, 1998(2)                           0%
    DC-10-30                                               December 31, 1999(2)                           5%
    Other jet aircraft                                     20 years                                       5%
    Regional aircraft and engines                          15-17 years                                   10%
    Major rotable parts, avionics and assemblies           Life of equipment to which                    10%
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

      Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired, and are being amortized on a straight-line basis over 10 to 40 years.

PASSENGER REVENUES   Passenger ticket sales are initially recorded as a
component of air traffic liability. Revenue derived from ticket sales is recognized at the time transportation is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. Actual results could differ from those estimates.

ADVERTISING COSTS   The Company expenses the costs of advertising as incurred.
Advertising expense was $192 million, $201 million and $202 million for the years ended December 31, 1995, 1994 and 1993, respectively.

FREQUENT FLYER PROGRAM   The estimated incremental cost of providing free
travel awards is accrued when such award levels are reached. American sells mileage credits to companies participating in its frequent flyer program. A portion of the revenue from the sale of mileage credits is deferred and recognized over a period approximating the period during which the mileage credits are used.

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

EARNINGS (LOSS) PER COMMON SHARE   Earnings (loss) per share computations are
based upon the earnings (loss) applicable to common shares and the average number of shares of common stock outstanding and dilutive common stock equivalents (stock options, warrants and deferred stock) outstanding. The convertible subordinated debentures and the convertible preferred stock are not common stock equivalents. The number of shares used in the computations of primary and fully diluted earnings (loss) per common share for the years ended December 31, 1995, 1994 and 1993, was 76.8 million, 76.2 million and 76.0 million, respectively.

      Information on the adjustment to the earnings per share computation for the year ended December 31, 1994, for the effect of the preferred stock exchange is included in Note 5.

STOCK OPTIONS   The Company accounts for officer and key employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant.

2.    INVESTMENTS

      Short-term investments consisted of (in millions):

                                                                                        December 31,
                                                                             ---------------------------------
                                                                                 1995                 1994
                                                                             ------------         ------------
 Overnight investments and time deposits                                     $       136          $        324
 Corporate notes                                                                     457                   246
 Other debt securities                                                               226                   184
                                                                             ------------         ------------
                                                                             $       819          $        754
                                                                             ============         ============

      Short-term investments at December 31, 1995, by contractual maturity included (in millions):

               Due in one year or less                         $       461
               Due after one year through three years                  278
               Due after three years                                    80
                                                               ------------
                                                               $       819
                                                               ============

      In addition, the Company has an investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International.
This investment is recorded at its estimated fair value of $55 million and $137 million at December 31, 1995 and 1994, respectively. The unrealized loss on this investment was $137 million and $53 million at December 31, 1995 and 1994, respectively.

      All investments were classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

3.    COMMITMENTS AND CONTINGENCIES

      The Company has on order four Boeing 757-200 jet aircraft scheduled for delivery in 1996. Remaining payments for these aircraft and related equipment will be approximately $100 million in 1996. In addition to these commitments for aircraft, the Company has authorized expenditures of approximately $850 million for aircraft modifications, renovations of, and additions to, airport and office facilities and various other equipment and assets. AMR expects to spend approximately $350 million of this amount in 1996.

      In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002. The carrying value of the 12 aircraft American has committed to sell was approximately $837 million as of December 31, 1995. Included in depreciation expense are charges related to these aircraft which totaled approximately $23 million for the year ended December 31, 1995.

      AMR and American have included an event risk covenant in approximately $330 million of debentures and approximately $2.9 billion of lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debentures or the debt obligations underlying the lease agreements is downgraded below certain levels.

      Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter-of- credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $429 million of short-term investments.

      The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remdiation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees since certain of the potentially responsible parties are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The ultimate resolution is not, however, expected to have a significant impact on the financial position or the liquidity of AMR.

      American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. In January 1996, the APA filed a petition with the National Mediation Board (NMB) to appoint a federal mediator. A mediator has been appointed, and initial meetings have been held between the APA and the NMB mediator and between American and the NMB mediator. Joint meetings began in March 1996. The outcome of these negotiations and the impact on the Company cannot be determined at this time.

4.    LEASES

      AMR's subsidiaries lease various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1995, were (in millions):

                                                        Capital              Operating
   Year Ending December 31,                              Leases               Leases
                                                      -----------          ------------
   1996                                               $       248          $        879
   1997                                                       273                   919
   1998                                                       268                   926
   1999                                                       263                   918
   2000                                                       328                   874
   2001 and subsequent                                      1,954                14,402
                                                      -----------          ------------

                                                            3,334 (1)      $     18,918 (2)
                                                                           ============
   Less amount representing interest                        1,143
                                                      -----------
   Present value of net minimum lease payments        $     2,191
                                                      ===========

   (1) Future minimum payments required under capital leases include $205 million and $203 million guaranteed by AMR and American, respectively, relating to special facility revenue bonds issued by municipalities.
   (2) Future minimum payments required under operating leases include $6.2 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

      At December 31, 1995, the Company had 198 jet aircraft and 109 turboprop aircraft under operating leases, and 74 jet aircraft and 63 turboprop aircraft under capital leases.

      The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft. Of the aircraft American has under operating leases, 15 Boeing 767-300 Extended Range aircraft are cancelable upon 30 days' notice during the initial 10-year lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years.

      Rent expense, excluding landing fees, was $1.3 billion for 1995, 1994 and 1993.

5.    INDEBTEDNESS

      Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                                            December 31,
                                                                                 ---------------------------------
                                                                                     1995                 1994
                                                                                 -----------          ------------
     6.075% - 10.70% notes due through 2025                                      $     2,368          $      2,531
     8.625% - 10.20% debentures due through 2021
     (net of unamortized discount of $8)                                                 972                 1,188
     6.125% convertible subordinated debentures due 2024
     (net of unamortized discount of $187 at December 31, 1995)                          834                   832
     Variable rate indebtedness due through 2024
     (3.833% - 7.188% at December 31, 1995)                                              475                   681
     6.0% - 9.25% bonds due through 2031                                                 275                   280
     Other                                                                                59                    91
                                                                                 -----------          ------------
     Long-term debt, less current maturities                                     $     4,983          $      5,603
                                                                                 ===========          ============

      Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1996 - $228 million; 1997 - $388 million; 1998 - $432 million; 1999 - $63 million; 2000 - $57 million.

      Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $1.3 billion.

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

      During 1995, AMR repurchased and retired prior to maturity $378 million in face value of long-term debt, net of sinking fund balances. Cash from operations provided the funding for the repurchases and retirements. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $45 million ($29 million after tax) for the year ended December 31, 1995.

      During 1993, AMR repurchased and retired prior to maturity its zero coupon subordinated convertible notes due 2006 and certain other long-term debt with a total carrying value of $802 million. The repurchases and retirements resulted in an extraordinary loss of $21 million ($14 million after tax) for the year ended December 31, 1993. Additional borrowings and cash from operations provided the funding for the repurchases and retirements.

      American has a $1.0 billion credit facility agreement which expires in 1999. Interest on the agreement is calculated at floating rates based upon the London Interbank Offered Rate (LIBOR). At January 15, 1996, no borrowings were outstanding and $1.0 billion was available under this facility.

      Certain of AMR's debt agreements contain restrictive covenants, including a limitation on the declaration of dividends on shares of capital stock. At December 31, 1995, under the terms of such agreements, all of AMR's retained earnings were available for payment of dividends. Certain of American's debt and credit facility agreements also contain certain restrictive covenants, including a cash flow coverage test, a minimum net worth requirement and limitations on indebtedness and limitations on the declaration of dividends. Certain of these restrictions could affect AMR's ability to pay dividends. At December 31, 1995, under the most restrictive provisions of those agreements, approximately $857 million of American's retained earnings were available for payment of dividends to AMR.

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

      The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1995, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

      INTEREST RATE RISK MANAGEMENT

      American enters into interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. These agreements involve the exchange of amounts based on a floating interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the obligation. The related amount payable to or receivable from counterparties is included in current liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Because American's operating results tend to be better in economic cycles with relatively high interest rates and its capital investments tend to be financed with long- term fixed-rate instruments, interest rate swaps in which American pays the floating rate and receives the fixed rate are used to reduce the impact of economic cycles on American's net income.

      The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                                         December 31,
                                            --------------------------------------------------------------------
                                                         1995                                   1994
                                            ------------------------------        ------------------------------
                                              Notional                              Notional
                                               Amount           Fair Value           Amount           Fair Value
                                            -----------        -----------        -----------         ----------
    Interest rate swap agreements           $     1,980        $        12        $     1,980          $    (174)

      The fair values represent the amount the Company would receive or pay to terminate the agreements at December 31, 1995 and 1994, respectively.

      At December 31, 1995, the weighted average remaining life of the interest rate swap agreements in effect was 3.1 years. The weighted average floating rates and fixed rates on the contracts outstanding were:

                                                                            December 31,
                                                                  -------------------------------
                                                                     1995                 1994
                                                                  ----------           ----------
   Average floating rate                                              5.786%               5.720%
   Average fixed rate                                                 5.304%               5.207%

      Floating rates are based primarily on LIBOR and may change significantly, affecting future cash flows. The net impact of the interest rate swap program on interest expense was an increase of $18 million in 1995 and a decrease of $14 million in 1994. The impact on the Company's weighted-average borrowing rate for the periods presented is immaterial.

      FUEL PRICE RISK MANAGEMENT

      American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. At December 31, 1995, American had agreements with broker-dealers to exchange payments on approximately 295 million gallons of fuel products, which represents approximately 11 percent of its expected 1996 fuel needs. The Company does not expect the fuel price hedging program to have a material effect on liquidity. The fair value of the Company's fuel swap agreements at December 31, 1995, representing the amount the Company would receive to terminate the agreements, was immaterial.

      FOREIGN EXCHANGE RISK MANAGEMENT

      To hedge against the risk of future currency exchange rate fluctuations on certain debt and lease obligations and related interest payable in foreign currencies, the Company has entered into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated debt and lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying debt or lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's currency exchange agreements, representing the amount AMR would receive to terminate the agreements, were:

                                                                        December 31,
                                          -----------------------------------------------------------------------
                                                        1995                                   1994
                                          --------------------------------       --------------------------------
                                            Notional           Fair Value          Notional           Fair Value
                                             Amount           (in millions)         Amount           (in millions)
                                          ------------        ------------       ------------        ------------
   Swiss Francs                            195 million        $        80        195 million        $         54
   Japanese Yen                           25.0 billion                 28       25.6 billion                  41

      The Swiss Franc agreement carries an exchange rate of 1.63 Francs per U.S. dollar. The exchange rates on the Japanese Yen agreements range from
66.50 to 137.26 Yen per U.S. dollar.

      To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company entered into various currency put option agreements during 1995 on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to be denominated. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through September 30, 1998, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenue. At December 31, 1995, the notional amount related to these options totaled approximately $743 million and the fair value, representing the amount AMR would receive to terminate the agreements, totaled approximately $16.5 million.

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

                                                                          December 31,
                                             ---------------------------------------------------------------------
                                                          1995                                   1994
                                             ------------------------------        -------------------------------
                                               Carrying             Fair             Carrying             Fair
                                                Value              Value               Value              Value
                                             -----------        -----------        -----------        ------------
     6.075% - 10.70% notes                   $     2,454        $     2,750        $     2,778        $      2,692
     8.625% - 10.20% debentures                      973              1,135              1,188               1,117
     6.125% convertible subordinated
       debentures                                    834              1,036                832                 826
     Variable rate indebtedness                      601                601              1,005               1,005
     6.0% - 9.25% bonds                              275                341                280                 342
     Other                                            74                 80                110                  95
                                             -----------        -----------        -----------        ------------
                                             $     5,211        $     5,943        $     6,193        $      6,077
                                             ===========        ===========        ===========        ============

7.    INCOME TAXES

      The significant components of the income tax provision (benefit) were (in millions):

                                                                         Year Ended December 31,
                                                         -------------------------------------------------------
                                                              1995                 1994                 1993
                                                         ------------          ------------         ------------
   Current                                               $        112          $        (3)         $         13
   Deferred                                                        50                  217                   268
   Benefit of operating loss carryforwards                          -                  (72)                 (298)
                                                         ------------          ------------         ------------
                                                         $        162          $       142          $        (17)
                                                         ============          ============         ============

      The income tax provision (benefit) includes a federal income tax provision of $133 million and $108 million for the years ended December 31, 1995 and 1994, respectively, and a federal income tax benefit of $30 million for the year ended December 31, 1993.

      The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                        Year Ended December 31,
                                                        -------------------------------------------------------
                                                             1995                 1994                 1993
                                                        ------------          ------------         ------------
  Statutory income tax provision (benefit)              $        125          $       130          $        (40)
  Meal expense                                                    22                   21                     9
  State income tax provision (benefit), net                       11                   15                     4
  Amortization                                                     3                    7                     4
  Rate difference on net operating loss carryback                  -                  (16)                    -
  Other, net                                                       1                  (15)                    6
                                                        ------------          ------------         ------------
  Income tax provision (benefit)                        $        162          $       142          $        (17)
                                                        ============          ============         ============

      The components of AMR's deferred tax assets and liabilities were (in millions):

                                                                                          December 31,
                                                                               ---------------------------------
                                                                                   1995                 1994
                                                                               ------------         ------------
   Deferred tax assets:
     Postretirement benefits other than pensions                               $        504         $        439
     Gains from lease transactions                                                      253                  269
     Alternative minimum tax credit carryforwards                                       443                  348
     Operating loss carryforwards                                                       718                  719
     Other                                                                              780                  687
     Valuation allowance                                                                (12)                 (18)
                                                                               ------------         ------------
          Total deferred tax assets                                                   2,686                2,444
                                                                               ------------         ------------
   Deferred tax liabilities:
     Accelerated depreciation and amortization                                       (2,443)              (2,191)
     Pensions                                                                           (65)                  (5)
     Other                                                                             (267)                (202)
                                                                               ------------         ------------
          Total deferred tax liabilities                                             (2,775)              (2,398)
                                                                               ------------         ------------
   Net deferred tax asset (liability)                                          $       (89)         $         46
                                                                               ============         ============

      At December 31, 1995, AMR had available for federal income tax purposes approximately $443 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $2.1 billion of net operating loss carryforwards for regular tax purposes which expire as follows:
2007 - $851 million; 2008 - $838 million; and 2009 - $363 million.

8.    PREFERRED STOCK

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

9.    STOCK AWARDS AND OPTIONS

      Under the 1988 Long Term Incentive Plan (1988 Plan), as amended in 1994, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards. The total number of common shares authorized for distribution under the 1988 Plan is 7,200,000 shares. In the event that additional shares of the Company's common stock are issued, 7.65 percent of such newly issued shares will be allocated to the 1988 Plan, provided that the maximum number of shares which may be allocated to the 1988 Plan may not exceed the total number of authorized shares as of December 31, 1987. The 1988 Plan will terminate no later than May 18, 1998. Options granted are exercisable at the market value of the stock upon grant, generally becoming exercisable in equal annual installments over one to five years following the date of grant and expiring 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded. As of January 1, 1996, all outstanding stock appreciation rights were canceled, while the underlying stock options remain in effect.

      Stock option activity was:

                                                                        Year Ended December 31,
                                                          ----------------------------------------------------
                                                             1995                 1994                 1993
                                                          ----------           ----------           ----------
  Outstanding at January 1                                 2,404,010            2,107,950             1,991,100
  Granted                                                    440,600              409,400               448,500
  Exercised(1)                                              (390,510)             (41,600)             (208,910)
  Canceled(2)                                               (131,320)             (71,740)             (122,740)
                                                           ---------            ---------             ---------
  Outstanding at December 31                               2,322,780            2,404,010             2,107,950
                                                           =========            =========             =========

   (1)   At prices ranging from $39.6875 to $66.75 in 1995; $39.6875 to
         $64.1875 in 1994; and $39.6875 to $65.75 in 1993.
   (2) Includes 20,500 and 21,000 options canceled upon exercise of stock appreciation rights for 1995 and 1993, respectively.

      The aggregate purchase price of outstanding options, number of exercisable options outstanding and stock awards available for grant were:

                                                                              December 31,
                                                             1995                 1994                 1993
                                                        ------------          ------------         ------------
  Aggregate purchase price (in millions)                $        146          $       144          $        127
  Exercisable options outstanding                          1,195,580            1,282,790               963,450
  Stock awards available for grant                         2,549,116            3,239,948             1,229,781

      Shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan's Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                                                        Year Ended December 31,
                                                           ----------------------------------------------------
                                                             1995                 1994                 1993
                                                           ---------            ---------             ---------
  Outstanding at January 1                                 1,496,803            1,510,860             1,526,053
  Granted                                                    120,300               88,800               144,300
  Issued                                                    (116,016)             (56,625)             (84,321)
  Canceled                                                   (77,029)             (46,232)             (75,172)
                                                           ---------            ---------             ---------
  Outstanding at December 31                               1,424,058            1,496,803             1,510,860
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

      A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan. The shares vest over a three-year performance period based upon AMR's ratio of operating cash flow to adjusted total assets. Performance share activity was:

                                                                          Year Ended December 31,
                                                             ----------------------------------------------------
                                                               1995                 1994                  1993
                                                             ---------            ---------             ---------
    Outstanding at January 1                                   508,330              246,650                     -
    Granted                                                    340,991              271,800               246,650
    Issued                                                           -                    -                     -
    Canceled                                                   (24,910)             (10,120)                    -
                                                             ---------            ---------             ---------
    Outstanding at December 31                                 824,411              508,330               246,650
                                                             =========            =========             =========

      There were 21.0 million shares of AMR's common stock at December 31, 1995 reserved for the issuance of stock upon the conversion of convertible preferred stock and convertible subordinated debentures, the exercise of options and the issuance of restricted stock and deferred stock.

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

      Total costs for all pension plans were (in millions):

                                                                        Year Ended December 31,
                                                        -------------------------------------------------------
                                                             1995                 1994                 1993
                                                        ------------          ------------         ------------
  Defined benefit plans:
    Service cost - benefits earned during the period    $        165          $       204          $        167
    Interest cost on projected benefit obligation                323                  292                   285
    Loss (return) on assets                                   (1,288)                 232                  (638)
    Net amortization and deferral                              1,008                 (541)                  356
                                                        ------------          ------------         ------------
    Net periodic pension cost for defined
      benefit plans                                              208                  187                   170

  Defined contribution plans                                     124                  119                   118
  Early retirement programs(1)                                   220                  154                     -
                                                        ------------          ------------         ------------
  Total                                                 $        552          $       460          $        288
                                                        ============          ============         ============

   (1) In late 1995 and 1994, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", AMR recognized additional pension expense of $220 million and $154 million associated with these programs in 1995 and 1994, respectively. Of these amounts, $118 million and $120 million were for special termination benefits and $102 million and $34 million were for the actuarial losses resulting from the early retirements for 1995 and 1994, respectively.

      The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                                  December 31,
                                   ---------------------------------------------------------------------------
                                                     1995                                    1994
                                   ----------------------------------       ----------------------------------
                                      Plans with          Plans with          Plans with          Plans with
                                      Assets in          Accumulated          Assets in           Accumulated
                                      Excess of            Benefit            Excess of             Benefit
                                     Accumulated        Obligation in        Accumulated         Obligation in
                                       Benefit            Excess of            Benefit             Excess of
                                      Obligation            Assets            Obligation            Assets
                                   --------------      --------------       --------------      --------------
   Vested benefit obligation       $       4,145       $          42        $      1,063        $       2,118
                                   ==============      ==============       ==============      ==============

   Accumulated benefit
    obligation                     $       4,279       $          46        $      1,113        $       2,175
   Effect of projected future
    salary increases                         728                  20                 251                  308
                                   --------------      --------------       --------------      --------------
   Projected benefit obligation            5,007                  66               1,364                2,483
                                   --------------      --------------       --------------      --------------

   Plan assets at fair value               4,545                   6               1,161                2,144

   Plan assets less than
    projected benefit obligation            (462)                (60)               (203)                (339)

   Unrecognized net loss                     703                  19                 223                  719

   Unrecognized prior service
    cost (benefit)                            14                   9                  47                  (46)
   Unrecognized transition asset             (45)                 (1)                (14)                 (44)
   Adjustment to record minimum
    pension liability                          -                 (12)                  -                 (329)
                                   --------------      --------------       --------------      --------------
   Prepaid (accrued) pension
    cost(1)                        $         210       $         (45)       $         53        $         (39)
                                   ==============      ==============       ==============      ==============


    (1) AMR's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      Plan assets consist primarily of domestic and foreign government and corporate debt securities, marketable equity securities, and money market and mutual fund shares, of which approximately $119 million and $141 million of plan assets at December 31, 1995 and 1994, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

      The projected benefit obligation was calculated using weighted average discount rates of 7.25% and 8.75% at December 31, 1995 and 1994, respectively; rates of increase for compensation of 4.20% and 4.40% at December 31, 1995 and 1994, respectively; and the 1983 Group Annuity Mortality Table. The weighted average expected long-term rate of return on assets was 9.50% in 1995 and 1994, and 10.50% in 1993. The vested benefit obligation and plan assets at fair value at December 31, 1995, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $4.1 billion and $4.5 billion, respectively.

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

      Net other postretirement benefit cost was (in millions):

                                                                        Year Ended December 31,
                                                        -------------------------------------------------------
                                                             1995                 1994                 1993
                                                        ------------         ------------          ------------
  Service cost - benefits earned during the period      $         48         $         62          $         47
  Interest cost on accumulated other postretirement
    benefit obligation                                           101                   87                    87
  Return on assets                                                (2)                  (1)                   -
  Net amortization and deferral                                   (6)                  (4)                  (4)
                                                        ------------         ------------          ------------

  Net other postretirement benefit cost                 $        141         $        144          $       130
                                                        ============         ============          ============

      In addition to net other postretirement benefit cost, in late 1995 and 1994, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," AMR recognized additional other postretirement benefit expense of $93 million and $71 million associated with these programs in 1995 and 1994, respectively. Of these amounts, $26 million and $43 million were for special termination benefits and $67 million and $28 million were for the net actuarial losses resulting from the early retirements for 1995 and 1994, respectively.

      The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in AMR's balance sheet, was (in millions):

                                                                                          December 31,
                                                                               ---------------------------------
                                                                                   1995                 1994
                                                                               ------------         ------------
   Retirees                                                                    $       705          $        542
   Fully eligible active plan participants                                             176                   207
   Other active plan participants                                                      554                   429
                                                                               ------------         ------------
   Accumulated other postretirement benefit obligation                               1,435                 1,178
   Plan assets at fair value                                                            28                    14
                                                                               ------------         ------------
   Accumulated other postretirement benefit obligation
     in excess of plan assets                                                        1,407                 1,164
   Unrecognized net loss                                                               (29)                    -
   Unrecognized prior service benefit                                                   61                    90
                                                                               ------------         ------------
   Accrued other postretirement benefit cost                                   $     1,439          $      1,254
                                                                               ============         ============

      Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

      For 1995 and 1994, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at an eight and nine percent annual rate, respectively, decreasing gradually to a four percent annual growth rate in 2000 and thereafter. A one percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1995, by approximately $128 million and 1995 other postretirement benefit cost by approximately $18 million. The weighted average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.25% and 8.75% at December 31, 1995 and 1994, respectively.

11.   RESTRUCTURING COSTS

      In 1995 and 1994, the Company recorded $533 million and $278 million, respectively, for restructuring costs which included (in millions):

                                                                                     Year Ended December 31,
                                                                                ---------------------------------
                                                                                    1995                 1994
                                                                                ------------         ------------
    Special termination benefits:
      Pension                                                                   $       118          $        120
      Other postretirement benefits                                                      26                    43
      Other termination benefits                                                         19                     -
    Actuarial losses:
      Pension                                                                           102                    34
      Other postretirement benefits                                                      67                    28
                                                                                ------------         ------------
    Total cost of early retirement programs                                             332                   225
    Provisions for aircraft impairment and retirement                                   193                     -
    Severance                                                                             -                    28
    Other                                                                                 8                    25
                                                                                ------------         ------------
                                                                                $       533          $        278
                                                                                ============         ============


      In 1995, approximately 2,100 mechanics and fleet service clerks and 300 flight attendants elected early retirement under programs offered in conjunction with renegotiated union labor contracts, and the majority of these employees will leave the Company's workforce during 1996. The Company recorded restructuring costs of $332 million in 1995 related to these early retirement programs. A large portion of the funding for the programs was done in 1995. The remaining cash payments associated with these programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

      The aircraft portion of the 1995 restructuring costs includes a $145 million provision related to the writedown of certain McDonnell Douglas DC-10 aircraft. Effective January 1, 1995, AMR adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In 1995, the Company evaluated its fleet operating plan with respect to the DC-10-10 fleet and, as a result, believes that the estimated future cash flows expected to be generated by these aircraft will not be sufficient to recover their net book value. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. As a result of this analysis, the Company determined that a writedown of the DC-10-10 aircraft to the net present value of their estimated discounted future cash flows was warranted, which resulted in a $112 million charge. In addition, the Company recorded a $33 million charge to reflect a diminution in the estimated market value of certain DC-10 aircraft previously grounded by the Company. No cash costs have been incurred or are expected as a result of these DC-10 writedowns. The writedowns are expected to reduce 1996 depreciation expense by approximately $19 million.

      Also included in the aircraft restructuring costs is a $48 million charge related to the planned early retirement in 1996 of certain turboprop aircraft operated by AMR's regional carriers. The charge relates primarily to future lease commitments on these aircraft past the dates they will be removed from service and writedown of related inventory to its estimated fair value. Cash payments on the leases will occur over the remaining lease terms.

      In 1994, approximately 1,700 agents and 600 management employees elected early retirement under programs offered to select groups of employees and left the Company's workforce during 1995. The Company recorded restructuring costs of $225 million in 1994 related to these early retirement programs. A large portion of the funding for these programs was done in 1994. The remaining cash payments associated with these programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

      The $28 million severance provision recorded in 1994 was for additional workforce reductions affecting approximately 2,300 agent and management personnel as a result of scheduled service reductions and improved administrative efficiencies. Cash outlays for severance payments in 1995 totaled approximately $22 million, with the remaining $6 million expected to occur during 1996.

      The remaining $25 million included in the 1994 restructuring costs represents provisions for excess leased facilities and other restructuring activities. Cash outlays are estimated to be approximately $18 million, of which approximately $3 million occurred in 1995.

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

      Miscellaneous - net in 1995 includes a $41 million charge related to the loss of an aircraft operated by American. Miscellaneous - net in 1994 includes a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle, Inc. Miscellaneous - net in 1993 includes a provision of $71 million for losses associated with a reservation system project and resolution of related litigation. Also included in 1993 is a $125 million charge related to the retirement of certain McDonnell Douglas DC-10 aircraft.

13.   FOREIGN OPERATIONS

      American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                                        Year Ended December 31,
                                                        -------------------------------------------------------
                                                             1995                 1994                 1993
                                                        ------------          ------------         ------------
  Latin America                                         $      2,316          $     2,134          $      1,888
  Europe                                                       2,059                1,839                 1,659
  Pacific                                                        373                  347                   362
                                                        ------------          ------------         ------------
  Foreign operating revenues                            $      4,748          $     4,320          $      3,909
                                                        ============          ============         ============

14.   SEGMENT INFORMATION

      AMR's operations fall within three industry segments: the Airline Group, The SABRE Group, and the Management Services Group. For a description of each of these groups, refer to Management's Discussion and Analysis on pages 15 and 16.

      The following table presents selected financial data by industry segment (in millions):

                                                                               December 31,
                                                           ----------------------------------------------------
                                                              1995                 1994                 1993
                                                           ----------           ----------           ----------
   Airline Group:
       Total revenues                                         $15,501              $14,895              $14,785
       Intergroup revenues                                          -                    -                    -
       Operating income                                           564                  614                  401
       Depreciation and amortization expense                    1,070                1,057                1,035
       Restructuring costs                                        533                  272                    -
       Capital expenditures, including route
         acquisition costs                                        747                  934                1,892
       Identifiable assets                                     18,299               18,162               18,130

   The SABRE Group:
       Total revenues                                           1,624                1,463                1,302
       Intergroup revenues                                        625                  631                  592
       Operating income                                           382                  348                  252
       Depreciation and amortization expense                      172                  175                  171
       Restructuring costs                                          -                    6                    -
       Capital expenditures                                       170                  172                  179
       Identifiable assets                                        587                  578                  549

   Management Services Group:
       Total revenues                                             534                  518                  421
       Intergroup revenues                                        124                  108                  100
       Operating income                                            69                   44                   37
       Depreciation and amortization expense                       17                   18                   17
       Capital expenditures                                        11                    8                    9
       Identifiable assets                                        313                  374                  211



      Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. General corporate and other assets not allocated to business segments were $357 million, $372 million and $436 million at December 31, 1995, 1994 and 1993, respectively, and consist primarily of income tax assets.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information and non-cash activities (in millions):

                                                                        Year Ended December 31,
                                                        -------------------------------------------------------
                                                             1995                 1994                 1993
                                                        ------------          ------------         ------------
  Cash payments (refunds) for:
    Interest (net of interest capitalized)              $        685          $       609          $        584
    Income taxes                                                 (36)                 (21)                  (32)

  Financing activities not affecting cash:

    Exchange of convertible debentures for
    preferred stock                                     $          -          $     1,003          $          -
    Capital lease obligations incurred                             -                  280                    21

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial data by quarter for 1995 and 1994 (in millions, except per share amounts):

                                            First                Second                Third                Fourth
                                           Quarter               Quarter               Quarter              Quarter
                                         ------------         ------------          ------------          ------------
    1995

    Operating revenues                   $    3,970           $    4,307            $   4,445             $   4,188
    Operating income (loss)                     252                  482                  521                  (240)
    Earnings (loss) before
      extraordinary loss                         38                  192                  235                  (269)
    Net earnings (loss)                          38                  179                  231                  (281)
    Earnings (loss) per common
      share:

        Primary
           Before extraordinary loss           0.48                 2.48                 3.01                 (3.54)
           Net earnings (loss)                 0.48                 2.31                 2.96                 (3.69)
        Fully diluted
           Before extraordinary loss           0.48                 2.23                 2.68                 (3.54)
           Net earnings (loss)                 0.48                 2.08                 2.64                 (3.69)


    1994
    Operating revenues                   $    3,808           $    4,101            $   4,233              $  3,995
    Operating income (loss)                     159                  401                  489                   (43)
    Net earnings (loss)                          (7)                 153                  205                  (123)
    Earnings (loss) per common
      share(1):

        Primary
           Before effect of preferred
             stock exchange                   (0.30)                1.77                 2.47                 (1.70)
           Net earnings (loss)                (0.30)                1.77                 2.47                  0.55
        Fully diluted
           Before effect of preferred
             stock exchange                   (0.30)                1.68                 2.27                 (1.70)
           Net earnings (loss)                (0.30)                1.68                 2.27                  0.55

    (1) Information on the adjustment to the earnings per share computation for the three months ended December 31, 1994, for the effect of the preferred stock exchange is included in Note 5.

      Results for the fourth quarter of 1995 include $533 million in restructuring costs, primarily representing the cost of early retirement programs for Airline Group employees and provisions for the writedown of certain DC-10 aircraft and the planned retirement of certain turboprop aircraft. Results for the fourth quarter of 1995 also include a $41 million charge related to the loss of an aircraft operated by American.

      Results for the fourth quarter of 1994 include $278 million in restructuring costs, primarily representing the cost of early retirement programs and severance for Airline Group employees. Results for the fourth quarter of 1994 also include a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle, Inc. During the second quarter of 1994, the Company changed its estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on revenues for the second, third and fourth quarters of 1994 was $35 million, $14 million, and $10 million, respectively, as compared to the same quarters in 1993.

ITEM 9.      DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.


                                    PART III
--------------------------------------------------------------------------------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 1996. Information concerning the executive officers is included in Part I of this report on page 12.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 1996.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 1996.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 1996.


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

      (3)        Exhibits required to be filed by Item 601 of Regulation S-K.
                 (Where the amount of securities authorized to be issued under any of AMR's long-term debt agreements does not exceed 10 percent of AMR's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

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

                 10(c) American's 1992 Incentive Compensation Plan incorporated by reference to Exhibit 10(c) to AMR's report on Form 10-K for the year ended December 31, 1991, file marker 1-8400.

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

                 10(k) Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to Exhibit 10(c)(11) to American's Registration Statement No. 2- 76709.

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

                 10(ff) Amendment, dated as of November 16, 1989, to Employment Agreement among AMR, American Airlines and Robert L. Crandall, incorporated by reference to
                          Exhibit 10(ff) to AMR's report on Form 10- K for the year ended December 31, 1989, file number 1-8400.

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

                 10(eee) Deferred Compensation Agreement, dated as of February 10, 1994, between AMR and Charles T. Fisher, III.

                 10(fff) Deferred Compensation Agreement, dated as of February 11, 1994, between AMR and Howard P. Allen.

                 10(ggg) American Airlines, Inc. 1995 Incentive Compensation Plan for Officers and Key Employees.

                 10(hhh) American Airlines , Inc. 1995 Employee Profit Sharing Plan.

                 10(iii) Amendment to AMR's 1988 Long-term Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit A to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

                 10(jjj) Directors Stock Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit B to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

                 10(kkk) Performance Share Program for the years 1993 to 1995 under the 1988 Long-term Incentive Program.

                 10(lll) Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program.

                 10(mmm) American Airlines, Inc. Supplemental Executive Retirement Program dated November 16, 1994.

                 10(nnn)  Current form of Career Equity Program Agreement.

                 10(ooo) Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program.

                 10(ppp) SABRE Group Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program.

                 10(qqq) American Airlines, Inc. 1996 Incentive Compensation Plan for Officers and Key Employees.

                 10(rrr) Aircraft Sales Agreement by and between American Airlines, Inc. and Federal Express Corporation, dated April 7, 1995.

                 10(sss) Deferred Compensation Agreement, dated as of December 27, 1995, between AMR and Howard P. Allen.

                 10(ttt) Deferred Compensation Agreement, dated as of February 7, 1996, between AMR and Armando M. Codina.

                 10(uuu) Deferred Compensation Agreement, dated as of February 9, 1996, between AMR and Charles T. Fisher, III.

                 10(vvv) Deferred Compensation Agreement, dated as of February 23, 1996, between AMR and Charles H. Pistor, Jr.

                 11(a) Computation of primary loss per share for the years ended December 31, 1995, 1994 and 1993.

                 11(b) Computation of loss per share assuming full dilution for the years ended December 31, 1995, 1994 and 1993.

                 19 The 1974 and 1979 American Airlines (AMR) Stock Option plans as amended March 16, 1983, incorporated by reference to Exhibit 19 to AMR's report on Form 10-K for the year ended December 31, 1983, file number 1-8400. Refer to Exhibits 10(d) and 10(e).

                 22       Significant subsidiaries of the registrant.

                 23 Consent of Independent Auditors appears on page 64 hereof.

(b)   Reports on Form 8-K:

      None.

                                AMR CORPORATION
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  [ITEM 14(A)]

                                                                                                            Page
                                                                                                         ----------
 FINANCIAL STATEMENTS


 Report of Independent Auditors                                                                                 29

 Consolidated Statement of Operations for the Years Ended
 December 31, 1995, 1994 and 1993                                                                            30-31

 Consolidated Balance Sheet at December 31, 1995 and 1994                                                    32-33


 Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1995, 1994 and 1993                                                                               34

 Consolidated Statement of Stockholders' Equity for the Years Ended
 December 31, 1995, 1994 and 1993                                                                               35


 Notes to Consolidated Financial Statements                                                                  36-55


 CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
 DECEMBER 31, 1995, 1994 AND 1993


 Schedule II      Valuation and Qualifying Accounts and Reserves                                             65-67


All other schedules are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amounts.

                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 No. 2-68366), (Form S-8 No. 33-60725), (Form S-8 No. 33-60727), (Form S-3
No. 33-42027), (Form S-3 No. 33-46325), (Form S-3 No. 33-52121), and (Form S-4
No. 33-55191) of AMR Corporation, and in the related Prospectuses, of our report dated January 15, 1996, with respect to the consolidated financial statements and schedules of AMR Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1995.



                                                               ERNST & YOUNG LLP


Dallas, Texas
March 20, 1996

                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN MILLIONS)



                                                                    CHARGED TO
                                                                    ----------
                                                                                                                      BALANCE
                                     BALANCE AT       OTHER       DEPREC.                   NET         SALES,          AT
                                     BEGINNING      OPERATING       AND       RESTRUCT    WRITE-      RETIREMENTS      END OF
                                      OF YEAR       EXPENSES       AMORT.       COSTS       OFF      AND TRANSFERS      YEAR
                                     ----------     ----------     --------   --------   --------    --------------  ---------
 Allowance for
   uncollectible accounts                 $  26           $17         $  -       $   -      $(25)           $   -       $  18



 Allowance for
   obsolescence of inventories              179             -           38          18         -               15         250

                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN MILLIONS)



                                                                CHARGED TO
                                                                ----------
                                                                                                                     BALANCE
                                     BALANCE AT       OTHER       DEPREC.                  NET         SALES,          AT
                                     BEGINNING      OPERATING       AND        MISC.-    WRITE-      RETIREMENTS      END OF
                                      OF YEAR       EXPENSES       AMORT.       NET        OFF      AND TRANSFERS      YEAR
                                     ----------     ----------    ---------    -------  --------    --------------  ----------
 Allowance for
   uncollectible accounts                 $  33        $   20         $  -      $   -    $  (27)           $   -       $  26



 Allowance for
   obsolescence of inventories              168             -           29          -         -              (18)        179



 Reserve for anticipated loss
   on fleet retirement                       57             -            -          4       (32)               -          29


 Reserve for anticipated loss
   on reservation project                   158             -            -          -      (153)               -           5

                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)



                                                                CHARGED TO
                                                                ----------
                                                                                                                     BALANCE
                                     BALANCE AT       OTHER       DEPREC.                  NET         SALES,          AT
                                     BEGINNING      OPERATING       AND        MISC.-    WRITE-      RETIREMENTS      END OF
                                      OF YEAR       EXPENSES       AMORT.       NET        OFF      AND TRANSFERS      YEAR
                                     ----------     ----------    ---------    -------   --------   -------------    ---------
 Allowance for
   uncollectible accounts                $   32        $   22         $  -      $   -    $  (21)           $   -       $  33


 Allowance for
   obsolescence of inventories              133             -           11          -         -               24         168


 Reserve for anticipated loss
   on fleet retirement                       26             -            -        125       (82)             (12)(a)      57


 Reserve for anticipated loss
   on reservation project                   132             -            -         71       (45)               -         158


(a) Transfer to Allowance for obsolescence of inventories.

PART I  -  EXHIBIT 11 (A) AMR CORPORATION
                COMPUTATION OF PRIMARY EARNINGS (LOSS) PER SHARE
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                     1995                1994                 1993
                                                                  ----------          ----------            ----------

 NET EARNINGS (LOSS)                                                    $167                $228                 $(110)
 Preferred stock dividends                                                (5)                (56)                  (60)
                                                                  ----------          ----------            ----------
                                                                         162                 172                  (170)
 Increase in additional paid-in capital from preferred
   stock exchange                                                          -                 171                     -
                                                                  ----------          ----------            ----------
 EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                            $162                $343                 $(170)
                                                                  ==========          ==========            ==========
 SHARES, AS ADJUSTED:
     Average number of shares outstanding                                 76                  76                    76
     Add shares issued upon assumed exercise of dilutive
       options, stock appreciation rights and warrants and
       shares assumed issued for deferred stock granted                    3                   -                     1
     Less assumed treasury shares repurchased                             (2)                  -                    (1)
                                                                  ----------          ----------            ----------
 SHARES, AS ADJUSTED                                                      77                  76                    76
                                                                  ==========          ==========            ==========
 Primary earnings (loss) per share                                     $2.11               $4.51                $(2.23)
                                                                  ==========          ==========            ==========

                                                          PART I  -  EXHIBIT 11
                             (B) AMR CORPORATION
                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
                            ASSUMING FULL DILUTION
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                Year Ended December 31,
                                                                   ---------------------------------------------------
                                                                      1995                1994                 1993
                                                                   ----------          ----------           ----------
 NET EARNINGS (LOSS)                                               $     167            $     228           $     (110)
 Preferred stock dividends                                                (5)                 (56)                 (60)
                                                                   ---------           ----------           ----------
                                                                         162                  172                 (170)
 Increase in additional paid-in capital from preferred
   stock exchange                                                          -                  171                    -
                                                                   ---------           ----------           ----------
 EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                       $     162            $     343           $     (170)
                                                                   =========           ==========           ==========
 SHARES, AS ADJUSTED:
     Average number of shares outstanding                                 76                   76                   76
     Add shares issued upon assumed exercise of dilutive
       options, stock appreciation rights and warrants and
       shares assumed issued for deferred stock granted                    3                    -                    1
     Less assumed treasury shares repurchased                             (2)                   -                   (1)
                                                                   ---------           ----------           ----------
 SHARES, AS ADJUSTED                                                      77                   76                   76
                                                                   =========           ==========           ==========
 Earnings (loss) per share assuming full dilution                  $    2.11            $    4.51           $    (2.23)
                                                                   =========           ==========           ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMR CORPORATION

 /s/ Robert L. Crandall
--------------------------------------------------
 Robert L. Crandall
 Chairman, President and Chief Executive Officer
 (Principal Executive Officer)


 /s/ Gerard J. Arpey
--------------------------------------------------
 Gerard J. Arpey
 Senior Vice President and Chief Financial Officer
 (Principal Financial and Accounting Officer)

Date: March 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

 /s/  Howard P. Allen                     /s/  Dee J. Kelly
-----------------------------------       -----------------------------------
 Howard P. Allen                          Dee J. Kelly



 /s/  David L. Boren                      /s/  Ann D. McLaughlin
-----------------------------------       -----------------------------------
 David L. BorenEdward A. Brennan          Ann D. McLaughlin



 /s/  Edward A. Brennan                   /s/  Charles H. Pistor, Jr.
-----------------------------------       -----------------------------------
 Edward A. Brennan                        Charles H. Pistor, Jr.



 /s/  Armando M. Codina                   /s/  Joe M. Rodgers
-----------------------------------       -----------------------------------
 Armando M. Codina                        Joe M. Rodgers



 /s/  Christopher F. Edley                /s/  Maurice Segall
-----------------------------------       -----------------------------------
 Christopher F. Edley                     Maurice Segall


 /s/  Charles T. Fisher, III              /s/  Eugene F. Williams, Jr.
-----------------------------------       -----------------------------------
 Charles T. Fisher, III                   Eugene F. Williams, Jr.


 /s/  Earl G. Graves
-----------------------------------
 Earl G. Graves


Date: March 20, 1996

                               INDEX TO EXHIBIT

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

       10(ooo) Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program.

       10(ppp) SABRE Group Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program.

       10(qqq) American Airlines, Inc. 1996 Incentive Compensation Plan for Officers and Key Employees.

       10(rrr) Aircraft Sales Agreement by and between American Airlines, Inc. and Federal Express Corporation, dated April 7, 1995.

       10(sss) Deferred Compensation Agreement, dated as of December 27, 1995, between AMR and Howard P. Allen.

       10(ttt) Deferred Compensation Agreement, dated as of February 7, 1996, between AMR and Armando M. Codina.

       10(uuu) Deferred Compensation Agreement, dated as of February 9, 1996, between AMR and Charles T. Fisher, III.

       10(vvv) Deferred Compensation Agreement, dated as of February 23, 1996, between AMR and Charles H. Pistor, Jr.

       23           Consent of Independent Auditors appears on Page 64 hereof.