Form 10-Q
period 1996-03-31
AMR CORP
filed 1996-04-30
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended March 31, 1996.


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


Common Stock, $1 par value - 76,911,973 as of April 24, 1996

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Information

  Consolidated Statement of Operations -- Three months ended March 31, 1996 and 1995

  Condensed Consolidated Balance Sheet -- March 31, 1996 and December
  31, 1995

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1996 and 1995

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues
  Airline Group:
    Passenger - American Airlines, Inc.        $3,287        $3,090
                      - AMR Eagle, Inc.           267           208
    Cargo                                         163           158
    Other                                         187           155
                                                3,904         3,611

  The SABRE Group                                 449           399
  Management Services Group                       157           143
  Less: Intergroup revenues                      (202)         (183)
      Total operating revenues                  4,308         3,970

Expenses
  Wages, salaries and benefits                  1,487         1,405
  Aircraft fuel                                   441           378
  Commissions to agents                           315           320
  Depreciation and amortization                   300           315
  Other rentals and landing fees                  216           214
  Aircraft rentals                                164           170
  Food service                                    156           160
  Maintenance materials and repairs               168           152
  Other operating expenses                        660           604
    Total operating expenses                    3,907         3,718
Operating Income                                  401           252

Other Income (Expense)
  Interest income                                  16            13
  Interest expense                               (146)         (177)
  Miscellaneous - net                              (6)          (16)
                                                 (136)         (180)
Earnings Before Income Taxes                      265            72
Income tax provision                              108            35
Net Earnings                                   $  157        $   37

Earnings Per Common Share
  Primary                                      $  2.02       $  0.48

  Fully Diluted                                $  1.84       $  0.48

Number of shares used in computations
  Primary                                          78            77
  Fully Diluted                                    92            77

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1996         1995
                                            (Unaudited)     (Note 1)
Assets
Current Assets
  Cash                                        $     38     $     82
  Short-term investments                           796          819
  Receivables, net                               1,378        1,153
  Inventories, net                                 606          589
  Deferred income taxes                            358          357
  Other current assets                             166          137
    Total current assets                         3,342        3,137

Equipment and Property
  Flight equipment, net                          9,649        9,852
  Other equipment and property, net              1,959        1,964
                                                11,608       11,816
Equipment and Property Under Capital Leases
  Flight equipment, net                          1,559        1,588
  Other equipment and property, net                160          161
                                                 1,719        1,749

Route acquisition costs, net                       996        1,003
Other assets, net                                1,816        1,851
                                              $ 19,481     $ 19,556

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $    880     $    817
  Accrued liabilities                            1,775        1,999
  Air traffic liability                          1,707        1,466
  Current maturities of long-term debt             148          228
  Current obligations under capital leases         146          122
    Total current liabilities                    4,656        4,632

Long-term debt, less current maturities          4,730        4,983
Obligations   under  capital  leases,   less     1,990        2,069
current obligations
Deferred income taxes                              443          446
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,766        3,706

Stockholders' Equity
  Convertible preferred stock                       78           78
  Common stock                                      77           76
  Additional paid-in capital                     2,263        2,239
  Retained earnings                              1,478        1,327
                                                 3,896        3,720
                                              $ 19,481     $ 19,556

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                               1996          1995
Net Cash Provided by Operating Activities      $  325        $  253

Cash Flow from Investing Activities:
  Capital expenditures                           (107)         (458)
  Net decrease in short-term investments           23           270
  Proceeds from sale of equipment and property     73            60
        Net cash used for investing activities    (11)         (128)

Cash Flow from Financing Activities:
  Payments on long-term debt and
   capital lease obligations                     (379)          (86)
  Other                                            21            (1)
        Net cash used for financing activities   (358)          (87)

Net increase (decrease) in cash                   (44)           38
Cash at beginning of period                        82            23

Cash at end of period                          $   38        $   61

Cash Payments (Refunds) For:
  Interest                                     $  138        $  155
  Income taxes                                    133            (9)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

2.Certain amounts from 1995 have been reclassified to conform with the 1996 presentation.

3.Accumulated  depreciation of owned equipment and property  at  March
  31, 1996 and December 31, 1995, was $6.0 billion and $5.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1996 and December 31, 1995, was $890 million and $875 million, respectively.

4.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American Airlines, Inc. (American), through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of AMR.

5.On  April  17,  1996,  the  Company  announced  that  its  Board  of
  Directors had approved a reorganization of The SABRE Group as a separate, wholly-owned subsidiary of AMR Corporation subject to the receipt of a favorable tax ruling and certain other conditions. This reorganization will involve the dividend of American's SABRE
  Travel Information Network, SABRE Computer Services, SABRE Development Services and SABRE Interactive divisions to the Company. The reorganization should be completed sometime during the third quarter.

  The Company also continues to study, as it has in the past, other transactions which may involve The SABRE Group, such as strategic partnerships or an initial public offering of a portion of The SABRE Group's stock. No decisions, however, have been made at this time as to what, if any, transactions involving The SABRE Group may occur after the reorganization is complete.

6.On  April 19, 1996, the Company announced the call for redemption on
  May 20, 1996 of all its outstanding 6 1/8% Convertible Subordinated Quarterly Income Capital Securities due 2024. At
  March 31, 1996, debentures in an aggregate principal amount of $1,020,356,000 were outstanding. The redemption price of the debentures is $1,042 per $1,000 principal amount of debentures, plus accrued and unpaid interest to the redemption date. As an alternative to redemption, holders of debentures have the option, until May 17, 1996, to convert their debentures into AMR Common Stock at a conversion price of $79 per share of Common Stock
  (equivalent to 12.658 shares of Common Stock for each $1,000 principal amount of debentures). The Company has entered into a standby arrangement with certain parties in which the parties have agreed to purchase from the Company, at the Company's option, up to the number of shares of Common Stock that would have been issuable upon conversion of any debentures that are not surrendered for conversion by May 17, 1996. Debentures that are redeemed rather than converted will result in the Company recording an extraordinary loss on early retirement of debt during the second quarter arising from the excess of the redemption price for such debentures over their carrying value. This differential as of March 31, 1996 equaled approximately $231 for each $1,000 principal amount of debentures.

7.On  April 19, 1996, the Company announced the call for redemption on
  May 20, 1996 of all its outstanding $500 Series A Cumulative Convertible Preferred Stock. The redemption price for the Preferred Stock is $521 per share of Preferred Stock, plus accrued and unpaid dividends to the redemption date. As an alternative to redemption, holders of the Preferred Stock have the option, until May 17, 1996, of converting their Preferred Stock into AMR Common Stock at a conversion price of $78.75 per share of Common Stock (equivalent to 6.3492 shares of Common Stock for each share of Preferred Stock).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations

Summary AMR recorded net earnings for the three months ended March 31, 1996, of $157 million, or $2.02 per common share ($1.84 fully diluted). This compares to net earnings of $37 million, or $0.48 per common share (both primary and fully diluted) for the first quarter of 1995. AMR's operating income improved 59.1 percent or $149 million.

AMR's improved results for the first quarter reflect better performance by each of the Company's three business units - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

On April 17, 1996, the Company announced the planned reorganization of The SABRE Group as a separate, wholly-owned subsidiary of AMR. It is anticipated that upon completion of the reorganization approximately $850 million of American's debt owed to AMR will be replaced by an equivalent amount of debt owed to AMR by The SABRE Group, thereby reducing the Airline Group's annual interest costs -- and increasing The SABRE Group's annual interest costs -- by approximately $50-60 million. In addition, the reorganization will include a new marketing and services agreement between American and The SABRE Group. Although the terms of the new agreement have not been finalized, it is expected to increase American's revenues from services provided to The SABRE Group (such as air travel) and decrease American's costs for technology services provided by The SABRE Group.

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K for the year ended December 31, 1995.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues
  Passenger - American Airlines, Inc.          $3,287        $3,090
                    - AMR Eagle, Inc.             267           208
  Cargo                                           163           158
  Other                                           187           155
                                                3,904         3,611
Expenses
  Wages, salaries and benefits                  1,301         1,240
  Aircraft fuel                                   441           378
  Commissions to agents                           315           320
  Depreciation and amortization                   252           266
  Other operating expenses                      1,348         1,291
    Total operating expenses                    3,657         3,495
Operating Income                                  247           116

Other Income (Expense)                           (134)         (171)

Earnings (Loss) Before Income Taxes            $  113        $  (55)

Average number of equivalent employees         89,900        89,300

OPERATING STATISTICS
                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
American Airlines, Inc.
  Jet Airline Operations
    Revenue passenger miles (millions)          24,632       23,834
    Available seat miles (millions)             37,554       37,398
    Cargo ton miles (millions)                     498          489
    Passenger revenue yield per passenger mile   13.34         12.96
(cents)
     Passenger revenue per available seat mile    8.75          8.26
(cents)
    Cargo revenue yield per ton mile (cents)     32.26         31.99
    Operating expenses per available seat mile    8.99          8.67
(cents)
    Passenger load factor                         65.6%         63.7%
    Breakeven load factor                         60.1%         60.3%
    Fuel consumption (gallons, in millions)        663           666
    Fuel price per gallon (cents)                 63.9          54.8
    Operating aircraft at period-end               632           648

AMR Eagle, Inc.
    Revenue passenger miles (millions)             636          496
    Available seat miles (millions)              1,137          960
    Passenger load factor                         56.0%        51.7%
    Operating aircraft at period-end               255          267

Operating aircraft at March 31, 1996, included:

 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              68        Super ATR                  33
Boeing 757-200              86        Jetstream 32               38
Boeing 767-200               8        Saab 340A                   9
Boeing 767-200 Extended     22        Saab 340B                  95
 Range
Boeing 767-300 Extended     41        Saab 340B Plus             14
 Range
Fokker 100                  75        Shorts 360                 20
McDonnell Douglas DC-10-10  15         Total                    255
McDonnell Douglas DC-10-30   4
McDonnell Douglas MD-11     18
McDonnell Douglas MD-80    260
 Total                     632

89.2% of the jet aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal
Aviation Administration.

Average aircraft age is 8 years for jet aircraft and 4 years for regional aircraft.

The Airline Group's revenues increased $293 million or 8.1 percent. American's passenger revenues increased by 6.4 percent, $197 million. American's yield (the average amount one passenger pays to fly one mile) of 13.34 cents increased by 2.9 percent compared to the same period in 1995. Domestic yields increased 4.0 percent from first quarter 1995, while international yields were up 0.6 percent.

American's traffic or revenue passenger miles (RPMs) increased 3.3 percent to 24.6 billion miles for the quarter ended March 31, 1996. American's capacity or available seat miles (ASMs) increased 0.4 percent to 37.6 billion miles in the first quarter of 1996, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased 8.7 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 2.1 percent compared with first quarter 1995. American's domestic traffic increased 0.9 percent on capacity decreases of 1.9 percent and international traffic grew 9.4 percent on capacity increases of 6.3 percent. The increase in international traffic was led by a 13.4 percent increase in traffic to Europe on capacity growth of 5.1 percent, and a 5.6 percent increase in traffic to Latin America on capacity growth of 7.2 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel.

AMR Eagle passenger revenues increased 28.4 percent, $59 million, due principally to an increase in traffic of 28.2 percent to 636 million RPMs. The increase in traffic was due in large part to the Federal Aviation Administration's temporary restrictions on the operation of ATR aircraft during first quarter 1995, which contributed to a decrease in capacity at that time.

Other revenues increased 20.6 percent, $32 million, primarily due to contract maintenance work performed by American for other airlines.

The Airline Group's operating expenses increased 4.6 percent, $162 million. American's Jet Airline cost per ASM increased by 3.7
percent  to  8.99  cents.   Wages, salaries  and  benefits  rose  4.9
percent, $61 million, due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing, partially offset by a decrease due to the outsourcing of certain services. Aircraft fuel expense increased 16.7 percent, $63 million, due to a 9.1 cent increase in American's average price per gallon, which includes the impact of the October 1995 expiration of the fuel tax exemption for the airline industry. Other operating expenses, consisting of maintenance costs, aircraft rentals, other rentals and landing fees, food service costs, and miscellaneous operating expenses increased
4.4 percent, $57 million, primarily due to an increase in outsourced services, costs associated with increased contract maintenance work performed for other airlines, and adverse winter weather.

Other Income (Expense) decreased 21.6 percent or $37 million. Interest expense decreased $31 million primarily due to scheduled debt repayments and the retirement of debt prior to scheduled maturity.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues                                       $  449        $  399

Expenses
   Wages, salaries and benefits                   119           103
   Depreciation and amortization                   43            45
   Other operating expenses                       156           132
       Total operating expenses                   318           280
Operating Income                                  131           119

Other Income (Expense)                             (1)           (9)

Earnings Before Income Taxes                   $  130        $  110

Average number of equivalent employees          7,900         7,300

Revenues
Revenues for The SABRE Group increased 12.5 percent, $50 million, primarily due to higher booking fee prices and increased volumes.

Expenses
Wages, salaries and benefits increased 15.5 percent, $16 million, due primarily to an increase in the average number of equivalent employees. Other operating expenses increased 18.2 percent, $24 million, due primarily to increased product development costs.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues                                       $  157        $  143

Expenses
  Wages, salaries and benefits                     67            62
  Other operating expenses                         67            64
    Total operating expenses                      134           126
Operating Income                                   23            17

Other Income (Expense)                             (1)            -

Earnings Before Income Taxes                   $   22        $   17

Average number of equivalent employees         13,500        12,700

Revenues
Revenues for the Management Services Group increased 9.8 percent, or $14 million. AMR Services Corporation contributed $12.8 million to the increase, principally due to increased airline passenger, ramp and cargo handling services provided by its Airline Services division.

Expenses
Wages, salaries and benefits increased 8.1 percent, $5 million, due primarily to an increase in the average number of equivalent employees.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three month period ended March 31, 1996, was $325 million, compared to $253 million in 1995. Capital expenditures for the first quarter of 1996 were $107 million. These capital expenditures were financed with internally generated cash.

On April 19, 1996, the Company announced the call for redemption on May 20, 1996 of all its outstanding 6 1/8% Convertible Subordinated Quarterly Income Capital Securities due 2024. This will reduce the Company's annual cash interest expense by approximately $62 million.

On April 19, 1996, the Company announced the call for redemption on May 20, 1996 of all its outstanding $500 Series A Cumulative Convertible Preferred Stock. The redemption price for the Preferred Stock is $521 per share of Preferred Stock, plus accrued and unpaid dividends to the redemption date (approximately $83 million if all the outstanding Preferred Stock is redeemed). Payments made for shares redeemed will be made with internally generated cash.

                                PART II


Item 1.  Legal Proceedings

In January, 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should be excluded from the "fare" upon which the 25 percent penalty is assessed. The case has not been certified as a class action. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate court. American believes the matter is without merit and is vigorously defending the lawsuit.

      American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Currently, the plaintiffs allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no  AAdvantage seats would be available for certain awards  and that these changes breached  American's  contracts
with AAdvantage members. Plaintiffs seek money damages for such alleged breach and attorneys' fees. Previously the plaintiffs also alleged violation of the Illinois Consumer Fraud and
Deceptive Business Practice Act (Consumer Fraud Act) and sought punitive damages, attorneys' fees and injunctive relief preventing American from making changes to the AAdvantage program.
American originally moved to dismiss all of the claims,
asserting  that  they  were preempted  by  the  Federal
Aviation   Act  and  barred  by  the  Commerce  Clause  of  the   U.S.
Constitution.

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

      The  U.S. Supreme Court did not determine, however, whether  the
contract   claims  asserted  by  the  plaintiffs  are
preempted, and therefore, remanded the case to the state court for further proceedings. Subsequently, plaintiffs filed an amended complaint seeking damages solely for a breach of contract claim. In the event that the plaintiffs' breach of contract claim is eventually permitted to proceed in the state court, American intends to vigorously defend the case.

      In December, 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995 a class action lawsuit entitled Gutterman vs. American Airlines, Inc. was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc. was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County Court in July 1995. On March 11, 1996, American's motion to dismiss the Gutterman lawsuit was denied. American has filed a motion for reconsideration which is still pending. Further, American's motion for summary judgment is still pending and will be pursued if the
motion  for  reconsideration  is  not  granted.   No  class  has  been
certified in the Gutterman lawsuit and to date no discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

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

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10.1 Performance Share Program for the years 1996 to 1998 under the 1988 Long-term Incentive Program.

11                             Statement re: computation of  earnings
                               per share

On April 17, 1996, AMR filed a report  on  Form 8-K relative  to  the planned  reorganization of  The  SABRE
                               Group.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  April 29, 1996          BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and
                               Chief Financial Officer

       17                                                   Exhibit
10.1
                  1996-1998 PERFORMANCE SHARE PROGRAM
                    DEFERRED STOCK AWARD AGREEMENT



           This AGREEMENT made as of (DATE), by and between AMR Corporation, a Delaware corporation (the "Corporation"), and (FI).
(LN) (the "Employee"), employee number (Emp).

           WHEREAS, the stockholders of the Corporation have approved the 1988 Long Term Incentive Plan, as amended (the "1988 Plan"); and

           WHEREAS, pursuant to the Performance Share Program (the "Program") adopted by the Board of Directors of the Corporation (the "Board"), the Board has determined to make a Program grant to the Employee of Deferred Stock (subject to the terms of the l988 Plan and this Agreement), as an inducement for the Employee to remain an employee of the Corporation (or a Subsidiary or Affiliate thereof), and to retain and motivate such Employee during such employment.

           NOW, THEREFORE, the Corporation and the Employee hereby agree as follows:

           l.   Grant of Award.  The Employee is hereby granted as  of
(DATE), (the "Grant Date") a Deferred Stock Award (the "Award"), subject to the terms and conditions hereinafter set forth, with respect to (PS) shares of Common Stock, $l.00 par value, of the Corporation ("Stock"). The shares of Stock covered by the Award shall vest in accordance with Schedule A.

           2. Vesting. (a) The Award will vest, if at all, in accordance with Schedule A, attached hereto and made a part of this Agreement.
                          (b)   In  the  event of the  termination  of
Employee's employment with the Corporation (or a Subsidiary or Affiliate thereof) prior to the end of three year measurement period set forth in Schedule A (the "Measurement Period") due to the Employee's death, Disability, Retirement or termination not for Cause (each an "Early Termination") the Award will vest, if at all, on a prorata basis and will be paid to the Employee (or, in the event of the Employee's death, the Employee's designated beneficiary for purposes of the Award, or in the absence of an effective beneficiary designation, the Employee's estate) as soon as practicable after the end of the Measurement Period. The prorata share will be a percentage where the denominator is 36 and the numerator is the number of months from January 1, 1996 through the month of the Early Termination, inclusive.

                                         1
            (c) In the event of the termination of Employee's employment with the Corporation (or any Subsidiary or Affiliate thereof) for Cause, or if the Employee terminates his employment with the Corporation (or any Subsidiary or Affiliate thereof) prior to the distribution of any Award hereunder, the Award shall be forfeited in its entirety.

          (d) In the event of a Change in Control or Potential Change in Control of the Corporation, the Award shall vest in accordance with the l988 Plan.

           3. Payment in Cash. Upon a determination by the Board, an Award may be paid in cash or other consideration in accordance with a formula as adopted by the Board.

           4. Elective Deferrals. At any time at least 12 months prior to the end of the Measurement Period, the Employee may elect in writing, subject to Board approval, to voluntarily defer the receipt of the Stock for a specified additional period beyond the end of the Measurement Period (the "Elective Deferral Period"). Any Stock deferred pursuant to this Section 3 shall be issued to the Employee within 60 days after the end of the Elective Deferral Period. In the event of the death of the Employee during the Elective Deferral Period, the Stock so deferred shall be issued to the Employee's designated Beneficiary (or to the Employee's estate, in the absence of an effective beneficiary designation) within 60 days after the Corporation receives written notification of death.

           5. Transfer Restrictions. This Award is non-transferable otherwise than by will or by the laws of descent and distribution, and may not otherwise be assigned, pledged or hypothecated and shall not be subject to execution, attachment or similar process. Upon any attempt by the Employee (or the Employee's successor in interest after the Employee's death) to effect any such disposition, or upon the levy of any such process, the Award may immediately become null and void, at the discretion of the Board.

          6. Miscellaneous. This Agreement (a) shall be binding upon and inure to the benefit of any successor of the Corporation, (b) shall be governed by the laws of the State of Texas and any applicable laws of the United States, and (c) may not be amended without the written consent of both the Corporation and the Employee. No contract or right of employment shall be implied by this Agreement. If this Award is assumed or a new award is substituted therefore in any corporate reorganization, employment by such assuming or substituting corporation or by a parent corporation or subsidiary or affiliate thereof shall be considered for all purposes of this Award to be employment by the Corporation.

                                         2
           7. Securities Law Requirements. The Corporation shall not be required to issue Stock pursuant to this Award unless and until (a) such shares have been duly listed upon each stock exchange on which the Corporation's Stock is then registered; and (b) a registration statement under the Securities Act of 1933 with respect to such shares is then effective.

           The Board may require the Employee to furnish to the Corporation, prior to the issuance of the Stock in connection with this Award, an agreement, in such form as the Board may from time to time deem appropriate, in which the Employee represents that the shares acquired by him under the Award are being acquired for investment and not with a view to the sale or distribution thereof.

           8. Incorporation of l988 Plan Provisions. This Agreement is made pursuant to the l988 Plan and is subject to all of the terms and provisions of the l988 Plan as if the same were fully set forth herein. Capitalized terms not otherwise defined herein (inclusive of Schedule A) shall have the meanings set forth for such terms in the l988 Plan.


IN WITNESS HEREOF, the Employee and the Corporation have executed this Performance Share Grant as of the day and year first above written.



EMPLOYEE                                 AMR CORPORATION




_____________________________         By: _____________________
                                         Charles D. MarLett
                                         Corporate Secretary

                              Schedule A

            The Award hereunder is granted contingent upon the Corporation's attainment of predetermined cash flow objectives (the "Objectives") over a three year period beginning January 1, 1996 and ending December 31, 1998 (the "Measurement Period"). The Objectives will be determined by the Corporation's cumulative operating cash flow to gross assets over the Measurement Period, as determined by the
General Auditor of American Airlines, Inc. and as verified by the Corporation's independent public accountants. Unless otherwise required, the sources for the financial data needed in any calculation will be the applicable Annual Report(s) on Form 10K as filed by the Corporation. The amount, if any, of the Award to be paid following the Measurement Period will be dependent upon the actual Objective for the Measurement Period and the Corporation's standing with respect to the Objective relative to four competitors (United, Delta, Southwest and USAir, or such substitute as may be designated by the Board or any committee thereof).



AMR Relative Standing
Comparative Airlines               Percent of Award Earned

1st                      75%   100%      125%      150%      175%

2nd                      50%    75%      100%      125%      150%

3rd                      25%    50%       75%      100%      125%

4th                      0%     25%       50%       75%      100%

5th                      0%      0%        0%        0%        0%

Objective Attained       <5.25%   5.25%-    6.75%-    8.25%    >9.25%
                                  6.749%    8.249%    9.249%


For purposes of calculating the Objectives, the following definitions will control:

"Adjusted Earnings/(Loss) Applicable to Common Shares" is defined as the sum of the Corporation's Consolidated earnings/(loss) applicable to common shares and American Airlines Inc. ("American") aircraft rental expense - net of the Related Tax Impact, less: Calculated Interest on Operating Leases - net of the Related Tax Impact, and Calculated Amortization of Operating Leases - net of the Related Tax Impact.

                                         4
"Net Cash Flow" is defined as the sum of Adjusted Earnings (Loss) Applicable to Common Shares, the Corporation's depreciation and amortization expense, Calculated Amortization of Operating Leases, and any accounting adjustments or extraordinary or unusual items (net of the Related Tax Impact) which may be added or deducted at the discretion of the Committee.

"Plan Average Net Cash Flow" is defined as the sum of the Net Cash Flow amounts for all of the fiscal years in the Measurement Period divided by three.

"Adjusted Assets" is defined as the Corporation's consolidated total assets plus the Capitalized Value of Operating Leases, minus cash and short-term investments.

"Capitalized Value of Operating Leases" is defined as the initial present value of the lease payments required under American's aircraft operating leases over the initial stated lease term, calculated using a discount rate of Prime plus one percent, net of accumulated amortization.

"Prime" is defined as the base rate on Corporate Loans posted by at least 75% of the 30 largest U.S. banks which is published daily in the Wall Street Journal.

"Calculated Interest on Operating Leases" is defined as the interest expense allocable to American's operating leases and is determined by applying the interest rate used in determining the Capitalized Value of Operating Leases to the average obligation balance of such leases (calculated as the remaining obligation balance at the end of the fiscal year plus the remaining obligation balance at the end of the prior fiscal year, divided by two.

"Calculated Amortization of Operating Leases" is defined as the amortization expense associated with Capitalized Value of Operating Leases and is determined by the straight line method of amortization over the lease term.

"Related Tax Impact" of an adjustment made in determining Adjusted Net Income or Net Cash Flow is defined as the amount of that adjustment multiplied by the Corporation's estimated marginal tax rate for the relevant year.

"Average Adjusted Assets" is Average Adjusted Assets as of December 31 of a given year during the Measurement Period, plus Average Adjusted Assets as of December 31 of the prior fiscal year, divided by two.

"Plan Average Adjusted Assets" is the sum of Average Adjusted Assets for each of the years during the Measurement Period divided by three.

"Cash Flow Return on Assets" is defined as Plan Average Net Cash Flow divided by Plan Average Adjusted Assets.

"Comparison Airlines" shall consist of UAL Corp., Delta Airlines Inc., Southwest Airlines Inc., and USAir Group.
        21                                                  EXHIBIT 11

                            AMR CORPORATION
                   Computation of Earnings Per Share
                (In millions, except per share amounts)


                                                Three Months Ended
                                                March 31,
                                                1996         1995
Primary:
 Earnings applicable to common shares           $  157       $   37

 Average shares outstanding                         77           76
 Add shares issued upon assumed conversion of
   dilutive options, stock appreciation rights
and
   warrants and shares assumed issued for            3            3
deferred
   stock granted
 Less assumed treasury shares purchased            (2)          (2)

 Total primary shares                               78           77
 Primary earnings per share                     $  2.02      $ 0.48

Fully diluted:
 Earnings applicable to common shares           $  157       $   37
 Adjustments:
      Add interest upon assumed conversion
        of 6.125% convertible subordinated
        debentures, net of tax                      11            -
      Add dividends upon assumed
        conversion of convertible preferred
        stock                                        1            -
 Earnings, as adjusted                          $  169       $   37

 Average shares outstanding                         77           76
 Add shares issued upon:
      Assumed conversion of 6.125%
        convertible subordinated debentures         13            -
      Assumed conversion of preferred stock          1            -
      Assumed conversion of dilutive options,
        stock appreciation rights and warrants
        and shares assumed issued for
        deferred stock granted                       3            3
 Less assumed treasury shares purchased            (2)          (2)

 Total fully diluted shares                         92           77
 Fully diluted earnings per share               $  1.84      $ 0.48
