Form 10-Q/A
period 1996-03-31
AMR CORP
filed 1996-06-05
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-Q/A No. 1



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

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Information

  Consolidated Statement of Operations -- Three months ended March 31, 1996 and 1995 (as amended June 4, 1996)

  Condensed Consolidated Balance Sheet -- March 31, 1996 and December
  31, 1995

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1996 and 1995

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (as amended June 4, 1996, to reflect certain reclassifications between reporting segments)


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues
  Airline Group:
    Passenger - American Airlines, Inc.        $3,287        $3,090
                      - AMR Eagle, Inc.           267           208
    Cargo                                         163           158
    Other                                         197           155
                                                3,914         3,611

  The SABRE Group                                 428           385
  Management Services Group                       157           143
  Less: Intergroup revenues                      (191)         (169)
      Total operating revenues                  4,308         3,970

Expenses
  Wages, salaries and benefits                  1,487         1,405
  Aircraft fuel                                   441           378
  Commissions to agents                           315           320
  Depreciation and amortization                   300           315
  Other rentals and landing fees                  216           214
  Aircraft rentals                                164           170
  Food service                                    156           160
  Maintenance materials and repairs               168           152
  Other operating expenses                        660           604
    Total operating expenses                    3,907         3,718
Operating Income                                  401           252

Other Income (Expense)
  Interest income                                  16            13
  Interest expense                               (146)         (177)
  Miscellaneous - net                              (6)          (16)
                                                 (136)         (180)
Earnings Before Income Taxes                      265            72
Income tax provision                              108            35
Net Earnings                                   $  157        $   37

Earnings Per Common Share
  Primary                                      $  2.02       $  0.48

  Fully Diluted                                $  1.84       $  0.48

Number of shares used in computations
  Primary                                          78            77
  Fully Diluted                                    92            77

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

AMR's improved net earnings for the first quarter reflect better performance by each of the Company's three business units - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

In April of 1996, American and The SABRE Group completed negotiations on the economics of a new market rate services agreement between the two business units, pursuant to which The SABRE Group performs data processing and solutions services for American. The new agreement -- which will reflect the recent downward trend in market prices for such data processing services -- is expected to increase the Airline Group's operating income and decrease The SABRE Group's operating income by approximately $36 million in 1996. Additionally, the two business units completed negotiations on the economics of new agreements covering the provision of air travel and certain marketing services by American to The SABRE Group. These agreements are expected  to  increase  the  Airline  Group's  operating  income  and decrease The SABRE Group's operating income by approximately $35 million in 1996. As these agreements will be effective retroactive to January 1, 1996, their estimated impact has been reflected in the reporting segments' financial highlights noted below.

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

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues
  Passenger - American Airlines, Inc.          $3,287        $3,090
                    - AMR Eagle, Inc.             267           208
  Cargo                                           163           158
  Other                                           197           155
                                                3,914         3,611
Expenses
  Wages, salaries and benefits                  1,301         1,240
  Aircraft fuel                                   441           378
  Commissions to agents                           315           320
  Depreciation and amortization                   252           266
  Other operating expenses                      1,343         1,291
    Total operating expenses                    3,652         3,495
Operating Income                                  262           116

Other Income (Expense)                           (134)         (171)

Earnings (Loss) Before Income Taxes            $  128        $ (55)

Average number of equivalent employees         89,900        89,300

OPERATING STATISTICS
                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
American Airlines, Inc.
  Jet Airline Operations
    Revenue passenger miles (millions)          24,632       23,834
    Available seat miles (millions)             37,554       37,398
    Cargo ton miles (millions)                    498          489
    Passenger revenue yield per passenger mile   13.34        12.96
      (cents)
    Passenger revenue per available seat mile     8.75         8.26
      (cents)
    Cargo revenue yield per ton mile (cents)     32.26        31.99
    Operating expenses per available seat mile    8.97         8.67
      (cents)
    Passenger load factor                         65.6%        63.7%
    Breakeven load factor                         59.8%        60.3%
    Fuel consumption (gallons, in millions)       663          666
    Fuel price per gallon (cents)                 63.9         54.8
    Operating aircraft at period-end              632          648

AMR Eagle, Inc.
    Revenue passenger miles (millions)            636          496
    Available seat miles (millions)             1,137          960
    Passenger load factor                        56.0%        51.7%
    Operating aircraft at period-end              255          267

Operating aircraft at March 31, 1996, included:

 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              68        Super ATR                  33
Boeing 757-200              86        Jetstream 32               38
Boeing 767-200               8        Saab 340A                   9
Boeing 767-200 Extended     22        Saab 340B                  95
 Range
Boeing 767-300 Extended     41        Saab 340B Plus             14
 Range
Fokker 100                  75        Shorts 360                 20
McDonnell Douglas DC-10-10  15         Total                    255
McDonnell Douglas DC-10-30   4
McDonnell Douglas MD-11     18
McDonnell Douglas MD-80     260
 Total                      632

89.2% of the jet aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 8 years for jet aircraft and 4 years for regional aircraft.

The Airline Group's revenues increased $303 million or 8.4 percent. American's passenger revenues increased by 6.4 percent, $197 million. American's yield (the average amount one passenger pays to fly one mile) of 13.34 cents increased by 2.9 percent compared to the same period in 1995. Domestic yields increased 4.0 percent from first quarter 1995, while international yields were up 0.6 percent.

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

Other revenues increased 27.1 percent, $42 million, primarily due to contract maintenance work performed by American for other airlines. The new agreement covering air travel to be signed by American and The SABRE Group discussed previously, increased other revenues $4 million.

The Airline Group's operating expenses increased 4.5 percent, $157 million. American's Jet Airline cost per ASM increased by 3.5
percent  to  8.97  cents.   Wages, salaries  and  benefits  rose  4.9
percent, $61 million, due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing, partially offset by a decrease due to the outsourcing of certain services. Aircraft fuel expense increased 16.7 percent, $63 million, due to a 9.1 cent increase in American's average price per gallon, which includes the impact of the October 1995 expiration of the fuel tax exemption for the airline industry. Other operating expenses, consisting of maintenance costs, aircraft rentals, other rentals and landing fees, food service costs, data processing charges, and miscellaneous operating expenses increased 4.0 percent, $52 million, primarily due to an increase in outsourced services, costs associated with increased contract maintenance work performed for other airlines, and adverse winter weather. Absent the new agreements covering marketing and technology services to be signed by American and The SABRE Group discussed previously, other operating expenses would have increased an additional $11 million.

Other Income (Expense) decreased 21.6 percent or $37 million. Interest expense decreased $31 million primarily due to scheduled debt repayments and the retirement of debt prior to scheduled maturity.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues                                       $  428        $  385

Expenses
   Wages, salaries and benefits                   119           103
   Depreciation and amortization                   43            45
   Other operating expenses                       150           118
       Total operating expenses                   312           266
Operating Income                                  116           119

Other Income (Expense)                            (1)           (9)

Earnings Before Income Taxes                   $  115        $  110

Average number of equivalent employees          7,900         7,300

Revenues
Revenues  for  The  SABRE Group increased 11.2 percent,  $43  million, primarily due to higher booking fee prices and increased volumes. Absent the new technology services agreement to be signed by American and The SABRE Group discussed previously, revenues would have increased an additional $7 million.

Expenses
Wages, salaries and benefits increased 15.5 percent, $16 million, due primarily to an increase in the average number of equivalent employees. Other operating expenses increased 27.1 percent, $32 million, due primarily to increased product development costs. The new agreements covering air travel and certain marketing services to be signed by American and The SABRE Group discussed previously, increased other operating expenses $8 million.

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


                               AMR CORPORATION




Date:  June 4, 1996            BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and
                               Chief Financial Officer