Form 10-Q
period 1996-06-30
AMR CORP
filed 1996-08-08
CIK 6201

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From ____________________ to ________________.


Commission file number 1-8400.



                                AMR CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 75-1825172
  -------------------------------------    -------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

         4333 Amon Carter Blvd.
           Fort Worth, Texas                                76155
  -------------------------------------     ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (817) 963-1234



                                 Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year , if changed since last report)



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


 Common Stock, $1 par value - 90,935,108 as of August 5, 1996


================================================================================

                                     INDEX

                                AMR CORPORATION




PART I:      FINANCIAL INFORMATION


Item 1.  Financial Statements

    Consolidated Statement of Operations -- Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

    Condensed Consolidated Balance Sheet -- June 30, 1996 and December 31, 1995

    Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1996 and 1995

    Notes to Condensed Consolidated Financial Statements -- June 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:     OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                        PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)
- --------------------------------------------------------------------------------

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                        -------------------------            -------------------------
                                                         1996               1995              1996               1995
                                                        ------            -------            ------             ------
 REVENUES
   Airline Group:
     Passenger - American Airlines, Inc.                $3,510             $3,347            $6,797             $6,437
               - AMR Eagle, Inc.                           266                251               533                459
     Cargo                                                 173                178               336                336
     Other                                                 210                180               407                335
                                                        ------             ------            ------             ------
                                                         4,159              3,956             8,073              7,567

   The SABRE Group                                         410                383               838                768
   Management Services Group                               151                139               308                282
   Less: Intergroup revenues                              (170)              (171)             (361)              (340)
                                                        ------             ------            ------             ------
       Total operating revenues                          4,550              4,307             8,858              8,277

 EXPENSES
   Wages, salaries and benefits                          1,497              1,464             2,984              2,869
   Aircraft fuel                                           470                399               911                777
   Commissions to agents                                   321                321               636                641
   Depreciation and amortization                           297                318               597                633
   Other rentals and landing fees                          223                218               439                432
   Aircraft rentals                                        162                167               326                337
   Food service                                            173                168               329                328
   Maintenance materials and repairs                       170                156               338                308
   Other operating expenses                                651                614             1,311              1,218
                                                        ------             ------            ------             ------
     Total operating expenses                            3,964              3,825             7,871              7,543
                                                        ------             ------            ------             ------
 OPERATING INCOME                                          586                482               987                734

 OTHER INCOME (EXPENSE)
   Interest income                                          16                 14                32                 27
   Interest expense                                       (123)              (173)             (269)              (350)
   Miscellaneous - net                                       1                 (3)               (5)               (19)
                                                        ------             ------            ------             ------
                                                          (106)              (162)             (242)              (342)
                                                        ------             ------            ------             ------
 EARNINGS BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS                                      480                320               745                392
 Income tax provision                                      187                129               295                164
                                                        ------             ------            ------             ------
 EARNINGS BEFORE EXTRAORDINARY LOSS                        293                191               450                228
 EXTRAORDINARY LOSS, NET OF TAX BENEFIT                      -                (13)                -                (13)
                                                        ------             ------            ------             ------
 NET EARNINGS                                           $  293             $  178            $  450             $  215
                                                        ======             ======            ======             ======



Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                       ----------------------              -----------------------
                                                        1996           1995                 1996             1995
                                                       ------         -------              ------          -------
 EARNINGS (LOSS) PER COMMON SHARE
   Primary:
     Before effect of extraordinary loss               $3.35          $  2.48              $5.44           $  2.96
     Extraordinary loss                                    -            (0.17)                 -             (0.17)
                                                       -----          -------              -----           -------
     Net Earnings                                      $3.35          $  2.31              $5.44           $  2.79
                                                       =====          =======              =====           =======
   Fully Diluted:

     Before effect of extraordinary loss               $3.20          $  2.23              $5.04           $  2.77
     Extraordinary loss                                    -            (0.15)                 -             (0.15)
                                                       -----          -------              -----           -------
     Net Earnings                                      $3.20          $  2.08              $5.04           $  2.62
                                                       =====          =======              =====           =======
 NUMBER OF SHARES USED IN COMPUTATIONS
     Primary                                              87               77                 83                77
                                                       =====          =======              =====           =======
     Fully diluted                                        92               91                 92                91
                                                       =====          =======              =====           =======

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                                                    June 30,             December 31,
                                                                                      1996                   1995
                                                                                  -----------            ------------
                                                                                  (Unaudited)              (Note 1)
  ASSETS

  CURRENT ASSETS
    Cash                                                                            $    80                 $    82
    Short-term investments                                                              808                     819
    Receivables, net                                                                  1,496                   1,153
    Inventories, net                                                                    605                     589
    Deferred income taxes                                                               358                     357
    Other current assets                                                                189                     137
                                                                                    -------                 -------
      Total current assets                                                            3,536                   3,137

  EQUIPMENT AND PROPERTY
    Flight equipment, net                                                             9,495                   9,852
    Other equipment and property, net                                                 1,913                   1,964
                                                                                    -------                 -------
                                                                                     11,408                  11,816
  EQUIPMENT AND PROPERTY UNDER  CAPITAL LEASES
    Flight equipment, net                                                             1,814                   1,588
    Other equipment and property, net                                                   157                     161
                                                                                    -------                 -------
                                                                                      1,971                   1,749

  Route acquisition costs, net                                                          988                   1,003
  Other assets, net                                                                   1,759                   1,851
                                                                                    -------                 -------
                                                                                    $19,662                 $19,556
                                                                                    =======                 =======
   LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                                                $   856                 $   817
    Accrued liabilities                                                               1,775                   1,999

    Air traffic liability                                                             1,887                   1,466
    Current maturities of long-term debt                                                135                     228
    Current obligations under capital leases                                            138                     122
                                                                                    -------                 -------
      Total current liabilities                                                       4,791                   4,632

  Long-term debt, less current maturities                                             3,621                   4,983
  Obligations under capital leases, less current obligations                          1,848                   2,069
  Deferred income taxes                                                                 542                     446
  Other liabilities, deferred gains, deferred
    credits and postretirement benefits                                               3,838                   3,706

  STOCKHOLDERS' EQUITY
    Convertible preferred stock                                                           -                      78
    Common stock                                                                         91                      76
    Additional paid-in capital                                                        3,159                   2,239
    Retained earnings                                                                 1,772                   1,327
                                                                                    -------                 -------
                                                                                      5,022                   3,720
                                                                                    -------                 -------
                                                                                    $19,662                 $19,556
                                                                                    =======                 =======

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                            1996             1995
                                                                                          --------          -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 $ 1,128           $1,107


 CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (233)            (683)
   Net decrease (increase) in short-term investments                                            11              (56)
   Proceeds from sale of equipment and property                                                156               65
                                                                                           -------           ------
         Net cash used for investing activities                                                (66)            (674)

 CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations                                 (1,082)            (365)
   Other                                                                                        18               (2)
                                                                                           -------           ------
         Net cash used for financing activities                                             (1,064)            (367)
                                                                                           -------           ------

 Net increase (decrease) in cash                                                                (2)              66
 Cash at beginning of period                                                                    82               23
                                                                                           -------           ------
 Cash at end of period                                                                     $    80           $   89
                                                                                           =======           ======

 CASH PAYMENTS (REFUNDS) FOR:
   Interest                                                                                $   280           $  336
   Income taxes                                                                                282              (56)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. Certain amounts from 1995 have been reclassified to conform with the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 1995.

2. Accumulated depreciation of owned equipment and property at June 30, 1996 and December 31, 1995, was $6.2 billion and $5.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1996 and December 31, 1995, was $921 million and $875 million, respectively.

3. As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American Airlines, Inc. (American), through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of AMR.

4. On May 20, 1996, the Company issued 12,915,610 shares of AMR Common Stock upon the conversion of its 6 1/8% Convertible Subordinated Quarterly Income Capital Securities due 2024. The debentures had been called by the Company for redemption on April 19, 1996. The result was an $834 million decrease in long-term debt and increase in stockholders' equity.

5. On May 20, 1996, the Company issued 1,011,164 shares of AMR Common Stock upon the conversion of its $500 Series A Cumulative Convertible Preferred Stock. The preferred stock, which was evidenced by certain Depositary Shares, had been called for redemption on April 19, 1996. The result was a $78 million decrease in convertible preferred stock and increase in common stock and additional paid-in capital.

6. On June 11, 1996, the Company announced its plans to create a worldwide alliance between American Airlines and British Airways. Under the alliance and beginning in April 1997, subject to regulatory approval, the two carriers will coordinate their passenger and cargo activities between the U.S. and Europe, introduce extensive code-sharing across each other's networks and establish full reciprocity between their frequent flyer programs.

7. As of July 2, 1996, the Company completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. and its direct and indirect subsidiaries. On August 8, 1996, the Company announced that The SABRE Group Holdings, Inc., filed a registration statement with the Securities and Exchange Commission to make an initial public offering of its Class A Common Stock. The offering will be for less than 20 percent of the stock of The SABRE Group Holdings, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

SUMMARY        AMR recorded net earnings for the three months ended June 30,
1996, of $293 million, or $3.35 per common share ($3.20 fully diluted). This compares with net earnings of $178 million, or $2.31 per common share ($2.08 fully diluted) for the second quarter of 1995. Included in net earnings for the three months ended June 30, 1995, is an extraordinary loss of $21 million ($13 million net of tax) resulting from the repurchase and retirement of $239 million of debt prior to scheduled maturity. AMR's operating income improved
21.6 percent or $104 million.

AMR's operations fall within three major lines of business - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

As of July 2, 1996, the Company completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. and its direct and indirect subsidiaries (the "Reorganization"). Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The SABRE Group Holdings, Inc. to American. This will reduce the Airline Group's annual interest costs and increase The SABRE Group's annual interest costs by approximately $60-70 million.

In the second quarter, American and The SABRE Group completed the negotiations of a new technology services agreement between the two business units, pursuant to which The SABRE Group performs data processing and solutions services for American. This new agreement reflects the recent downward trend in market prices for data processing services. Additionally, the two business units completed negotiations on new agreements covering the provision of air travel and certain marketing services by American to The SABRE Group. The parties agreed to apply the financial terms of these agreements as of January 1, 1996, which is reflected in the reporting segments' financial highlights noted below.

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K for the year ended December 31, 1995.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                                                       Three Months Ended June 30,
                                                                                       ---------------------------
                                                                                         1996                1995
                                                                                       -------             -------
 REVENUES
   Passenger - American Airlines, Inc.                                                 $ 3,510             $ 3,347
             - AMR Eagle, Inc.                                                             266                 251
   Cargo                                                                                   173                 178
   Other                                                                                   210                 180
                                                                                       -------             -------
                                                                                         4,159               3,956
 EXPENSES
   Wages, salaries and benefits                                                          1,306               1,293
   Aircraft fuel                                                                           470                 399
   Commission to agents                                                                    321                 321
   Depreciation and amortization                                                           247                 270
   Other operating expenses                                                              1,331               1,310
                                                                                       -------             -------
     Total operating expenses                                                            3,675               3,593
                                                                                       -------             -------
 OPERATING INCOME                                                                          484                 363


 OTHER INCOME (EXPENSE)                                                                   (105)               (160)
                                                                                       -------             -------
 EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                   $   379             $   203
                                                                                       =======             =======
 Average number of equivalent employees                                                 87,800              89,500

 OPERATING STATISTICS

                                                                                      Three Months Ended June 30,
                                                                                      ---------------------------
                                                                                       1996                 1995
                                                                                      ------               ------
 AMERICAN AIRLINES, INC.
   Jet Airline Operations
     Revenue passenger miles (millions)                                               26,679               26,012
     Available seat miles (millions)                                                  38,440               38,742
     Cargo ton miles (millions)                                                          520                  532
     Passenger revenue yield per passenger mile (cents)                                13.16                12.87
     Passenger revenue per available seat mile (cents)                                  9.13                 8.64
     Cargo revenue yield per ton mile (cents)                                          32.74                33.01
     Operating expenses per available seat mile (cents)                                 8.84                 8.58
     Passenger load factor                                                              69.4%                67.1%
     Breakeven load factor                                                              58.5%                58.5%
     Fuel consumption (gallons, in millions)                                             687                  687
     Fuel price per gallon (cents)                                                      66.0                 56.0
     Operating aircraft at period-end                                                    637                  650


 AMR EAGLE, INC.
     Revenue passenger miles (millions)                                                  675                  645
     Available seat miles (millions)                                                   1,102                1,126
     Passenger load factor                                                              61.2%                57.3%
     Operating aircraft at period-end                                                    227                  266

Operating aircraft at June 30, 1996, included:


               JET AIRCRAFT:                                        REGIONAL AIRCRAFT:
               Airbus A300-600R                        35           ATR 42                                46
               Boeing 727-200                          71           Super ATR                             33
               Boeing 757-200                          88           Jetstream 32                          20
               Boeing 767-200                           8           Saab 340A                              2
               Boeing 767-200 Extended Range           22           Saab 340B                             93
               Boeing 767-300 Extended Range           41           Saab 340B Plus                        22
               Fokker 100                              75           Shorts 360                            11
               McDonnell Douglas DC-10-10              16                                                ---
               McDonnell Douglas DC-10-30               4           Total                                227
               McDonnell Douglas MD-11                 17                                                ===
               McDonnell Douglas MD-80                260
                                                      ---
               Total                                  637
                                                      ===



88.9% of the jet aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 8 years for jet aircraft and 4 years for regional aircraft.

The Airline Group's REVENUES increased $203 million or 5.1 percent in the second quarter of 1996 versus the same period last year. American's PASSENGER REVENUES increased by 4.9 percent, $163 million. American's YIELD (the average amount one passenger pays to fly one mile) of 13.16 cents increased by 2.3 percent compared to the same period in 1995. Domestic yields increased 3.5 percent from second quarter 1995. International yields decreased 0.7 percent from second quarter 1995, due principally to a 2.3 percent decrease in Latin America and a 16.1 percent decrease in the Pacific, partially offset by a 2.9 percent increase in Europe. The decline in yield in the Pacific was primarily due to the foreign exchange impact of the weaker yen.

American's traffic or REVENUE PASSENGER MILES (RPMs) increased 2.6 percent to
26.7 billion miles for the quarter ended June 30, 1996. American's capacity or AVAILABLE SEAT MILES (ASMs) decreased 0.8 percent to 38.4 billion miles in the second quarter of 1996, primarily as a result of 15 fewer operating aircraft, partially offset by increases in jet stage length and aircraft productivity. Jet stage length increased 4.5 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 3.1 percent compared with second quarter 1995. American's domestic traffic increased 3.1 percent on capacity decreases of 0.3 percent and international traffic grew 1.3 percent on capacity decreases of 1.8 percent. The change in international traffic was driven by a
6.2 percent increase in traffic to Latin America on capacity growth of 3.1 percent, partially offset by a 3.1 percent decrease in traffic to Europe on a capacity decrease of 6.6 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel.

AMR Eagle passenger revenues increased 6.0 percent, $15 million, due principally to an increase in traffic of 4.7 percent to 675 million RPMs. In the first quarter of 1995, AMR Eagle redeployed its fleet of ATR aircraft in response to the Federal Aviation Administration's temporary restrictions on the operation of ATR aircraft. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarters of 1995.

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet and approximately nine percent of AMR Eagle's fleet, forcing the carriers to reduce scheduled service during the entire month of May. This adversely impacted the Airline Group's revenue and cost performance. The combined impact of the hailstorm and the Eagle redeployment reduced AMR's second quarter 1995 net earnings by approximately $23 million.

OTHER REVENUES increased 16.7 percent, $30 million, primarily due to increases in aircraft maintenance work and airport ground services performed by American for other airlines.

The Airline Group's OPERATING EXPENSES increased 2.3 percent, $82 million. American's Jet Airline cost per ASM increased 3.0 percent to 8.84 cents. AIRCRAFT FUEL expense increased 17.8 percent, $71 million, due to a 17.9 percent increase in American's average price per gallon.

OTHER INCOME (EXPENSE) decreased 34.4 percent or $55 million. Interest expense decreased $46 million primarily due to scheduled debt repayments, the conversion of $1.02 billion in convertible subordinated debentures, and the retirement of debt prior to scheduled maturity.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                                                       Three Months Ended June 30,
                                                                                       ---------------------------
                                                                                        1996                 1995
                                                                                       ------               ------
 REVENUES                                                                              $  410               $  383

 EXPENSES
    Wages, salaries and benefits                                                          121                  108
    Depreciation and amortization                                                          45                   43
    Other operating expenses                                                              163                  132
                                                                                       ------               ------
        Total operating expenses                                                          329                  283
                                                                                       ------               ------
 OPERATING INCOME                                                                          81                  100


 OTHER INCOME (EXPENSE)                                                                    (1)                  (1)
                                                                                       ------               ------
 EARNINGS BEFORE INCOME TAXES                                                          $   80               $   99
                                                                                       ======               ======

 Average number of equivalent employees                                                 7,900                7,200



REVENUES

Revenues for The SABRE Group increased 7.0 percent, $27 million, primarily due to higher booking fee prices and increased volumes. The new technology services agreement and other changes resulting from the reorganization of The SABRE Group had the effect of reducing The SABRE Group's revenues in 1996. When 1995 results are restated to reflect the new agreement and other changes resulting from the reorganization, revenues increased 10.5 percent or $39 million.

EXPENSES

Wages, salaries and benefits increased 12.0 percent, $13 million, due to an increase in the average number of employees necessary to support The SABRE Group's revenue growth and new product development. Other operating expenses increased 23.5 percent, $31 million, due to increases in subscriber incentive expenses necessary to maintain and grow The SABRE Group's travel agency subscriber base. Additionally, the new agreements with American covering air travel and certain marketing services and other changes made as a result of the reorganization of The SABRE Group had the effect of increasing The SABRE Group's other operating expenses in 1996. When 1995 results are restated to reflect such new agreements and other changes, other operating expenses increased 15.6% or $22 million.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                                                       Three Months Ended June 30,
                                                                                       ---------------------------
                                                                                        1996                1995
                                                                                       -------             -------
 REVENUES                                                                              $   151             $   139

 EXPENSES
   Wages, salaries and benefits                                                             70                  63
   Other operating expenses                                                                 60                  57
                                                                                       -------             -------
     Total operating expenses                                                              130                 120
                                                                                       -------             -------
 OPERATING INCOME                                                                           21                  19

 OTHER INCOME (EXPENSE)                                                                      -                  (1)
                                                                                       -------             -------
 EARNINGS BEFORE INCOME TAXES                                                          $    21             $    18
                                                                                       =======             =======
 Average number of equivalent employees                                                 14,800              12,500


REVENUES

Revenues for the Management Services Group increased 8.6 percent, or $12 million. AMR Services Corporation contributed $10 million to the increase, principally due to increased airline passenger, ramp and cargo handling services provided by its Airline Services division and increased telemarketing services provided by its TeleService Resources division.

EXPENSES

Wages, salaries and benefits increased 11.1 percent, $7 million, due primarily to an increase in the average number of equivalent employees.

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

SUMMARY        AMR recorded net earnings for the six months ended June 30,
1996, of $450 million, or $5.44 per common share ($5.04 fully diluted). This compares with net earnings of $215 million, or $2.79 per common share ($2.62 fully diluted) for the second quarter of 1995. Included in net earnings for the six months ended June 30, 1995, is an extraordinary loss of $21 million ($13 million net of tax) resulting from the repurchase and retirement of $239 million of debt prior to scheduled maturity. AMR's operating income improved
34.5 percent or $253 million.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                         1996              1995
                                                                                        -------           -------
 REVENUES
   Passenger - American Airlines, Inc.                                                  $ 6,797           $ 6,437
             - AMR Eagle, Inc.                                                              533               459
   Cargo                                                                                    336               336
   Other                                                                                    407               335
                                                                                        -------           -------
                                                                                          8,073             7,567
 EXPENSES
   Wages, salaries and benefits                                                           2,607             2,533
   Aircraft fuel                                                                            911               777
   Commission to agents                                                                     636               641
   Depreciation and amortization                                                            499               536
   Other operating expenses                                                               2,674             2,601
                                                                                        -------           -------
     Total operating expenses                                                             7,327             7,088
                                                                                        -------           -------
 OPERATING INCOME                                                                           746               479


 OTHER INCOME (EXPENSE)                                                                    (239)             (331)
                                                                                        -------           -------
 EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                    $   507           $   148
                                                                                        =======           =======

 Average number of equivalent employees                                                  88,900            89,400

 OPERATING STATISTICS

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                       1996               1995
                                                                                      ------             ------
 AMERICAN AIRLINES, INC.
   Jet Airline Operations
     Revenue passenger miles (millions)                                               51,311             49,846
     Available seat miles (millions)                                                  75,994             76,140
     Cargo ton miles (millions)                                                        1,018              1,021
     Passenger revenue yield per passenger mile (cents)                                13.25              12.92
     Passenger revenue per available seat mile (cents)                                  8.94               8.45
     Cargo revenue yield per ton mile (cents)                                          32.50              32.52
     Operating expenses per available seat mile (cents)                                 8.91               8.62
     Passenger load factor                                                              67.5%              65.5%
     Breakeven load factor                                                              59.2%              59.4%
     Fuel consumption (gallons, in millions)                                           1,350              1,353
     Fuel price per gallon (cents)                                                      65.0               55.4
     Operating aircraft at period-end                                                    637                650


 AMR EAGLE, INC.
     Revenue passenger miles (millions)                                                1,311              1,141
     Available seat miles (millions)                                                   2,239              2,086
     Passenger load factor                                                              58.6%              54.7%
     Operating aircraft at period-end                                                    227                266

The Airline Group's REVENUES increased $506 million or 6.7 percent during the first six months of 1996 versus the same period last year. American's PASSENGER REVENUES increased by 5.6 percent, $360 million. American's YIELD (the average amount one passenger pays to fly one mile) of 13.25 cents increased by 2.6 percent compared to the same period in 1995. Domestic yields increased 3.7 percent from the first six months of 1995. International yields were comparable to the first six months of 1995, reflecting a 2.3 percent increase in Europe offset by a 10.0 percent decrease in the Pacific. The decline in yield in the Pacific was primarily due to the foreign exchange impact of the weaker yen.

American's traffic or REVENUE PASSENGER MILES (RPMs) increased 2.9 percent to
51.3 billion miles for the six months ended June 30, 1996. American's capacity or AVAILABLE SEAT MILES (ASMs) decreased 0.2 percent to 76.0 billion miles in the first six months of 1996, primarily as a result of 13 fewer operating aircraft, partially offset by increases in jet stage length and aircraft productivity. Jet stage length increased 6.5 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 2.4 percent compared with the first six months of 1995. American's domestic traffic increased 2.1 percent on capacity decreases of 1.1 percent and international traffic grew 5.0 percent on capacity increases of 1.9 percent. The change in international traffic was driven by a 5.9 percent increase in traffic to Latin America on capacity growth of 5.1 percent, and a 3.8 percent increase in traffic to Europe on a capacity decrease of 1.2 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel.

Passenger revenues of the AMR Eagle carriers increased 16.1 percent, $74 million, due principally to an increase in traffic of 14.9 percent to 1.3 billion RPMs. In the first quarter of 1995, AMR Eagle redeployed its fleet of ATR aircraft in response to the FAA's temporary restrictions on the operation of ATR aircraft. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarters of 1995.

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet and approximately nine percent of AMR Eagle's fleet, forcing the carriers to reduce scheduled service during the entire month of May. This adversely impacted the Airline Group's revenue and cost performance. The combined impact of the hailstorm and the Eagle redeployment reduced AMR's second quarter 1995 net earnings by approximately $23 million.

OTHER REVENUES increased 21.5 percent, $72 million, primarily due to increased employee travel service charges and increases in aircraft maintenance work and airport ground services performed by American for other airlines.

The Airline Group's OPERATING EXPENSES increased 3.4 percent, $239 million. American's Jet Airline cost per ASM increased by 3.4 percent to 8.91 cents. AIRCRAFT FUEL expense increased 17.2 percent, $134 million, due to a 17.3 percent increase in American's average price per gallon.

OTHER INCOME (EXPENSE) decreased 27.8 percent or $92 million. Interest expense (net of amounts capitalized) decreased $78 million due primarily to scheduled debt repayments, the retirement of debt prior to scheduled maturity, and the conversion of $1.02 billion in convertible subordinated debentures during the second quarter.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                          1996             1995
                                                                                        --------         --------
 REVENUES                                                                               $  838            $  768

 EXPENSES
    Wages, salaries and benefits                                                           240               211
    Depreciation and amortization                                                           88                88
    Other operating expenses                                                               313               250
                                                                                        ------            ------
        Total operating expenses                                                           641               549
                                                                                        ------            ------
 OPERATING INCOME                                                                          197               219


 OTHER INCOME (EXPENSE)                                                                     (2)              (10)
                                                                                        ------            ------
 EARNINGS BEFORE INCOME TAXES                                                           $  195              $209
                                                                                        ======            ======

 Average number of equivalent employees                                                  7,900             7,200


REVENUES

Revenues for The SABRE Group increased 9.1 percent, $70 million, primarily due to higher booking fee prices and increased volumes. The new technology services agreement and other changes resulting from the reorganization of The SABRE Group had the effect of reducing The SABRE Group's revenues in 1996. When 1995 results are restated to reflect the new agreement and other changes resulting from the reorganization, revenues increased 12.8 percent or $95 million.

EXPENSES

Wages, salaries and benefits increased 13.7 percent, $29 million, due to an increase in the average number of employees necessary to support The SABRE Group's revenue growth and new product development. Other operating expenses increased 25.2 percent, $63 million, due to increases in subscriber incentive expenses necessary to maintain and grow The SABRE Group's travel agency subscriber base. Additionally, the new agreements with American covering air travel and certain marketing services and other changes made as a result of the reorganization of The SABRE Group had the effect of increasing The SABRE Group's other operating expenses in 1996. When 1995 results are restated to reflect such new agreements and other changes, other operating expenses increased 16.8% or $45 million.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Dollars in millions)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    1996             1995
                                                                  --------         --------
 REVENUES                                                          $   308         $    282

 EXPENSES
   Wages, salaries and benefits                                        137              125
   Other operating expenses                                            127              121
                                                                  --------         --------
     Total operating expenses                                          264              246
                                                                  --------         --------
 OPERATING INCOME                                                       44               36

 OTHER INCOME (EXPENSE)                                                 (1)              (1)
                                                                   -------         --------

 EARNINGS BEFORE INCOME TAXES                                      $    43         $     35
                                                                   -------         --------

 Average number of equivalent employees                             14,100           12,600

REVENUES

Revenues for the Management Services Group increased 9.2 percent, or $26 million. AMR Services Corporation contributed $23 million to the increase, principally due to increased airline passenger, ramp and cargo handling services provided by its Airline Services division and increased telemarketing services provided by its TeleService Resources division.

EXPENSES

Wages, salaries and benefits increased 9.6 percent, $12 million, due primarily to an increase in the average number of equivalent employees.


LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES in the six month period ended June 30, 1996, was $1.1 billion, an increase of $21 million over the same period in 1995. Capital expenditures for the first six months of 1996 were $233 million, and included the acquisition of two Boeing 757-200 aircraft. These capital expenditures were financed with internally generated cash. Proceeds from the sale of equipment and property of $156 million for the first six months of 1996 include proceeds received upon the delivery of two of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties.

During June and July 1996, American prepaid cancelable leases it had on 12 of its Boeing 767-300 aircraft. As of June 30, 1996, prepayments totaling $284 million had been made for six of these aircraft. Prepayments totaling $281 million for the remaining six aircraft were made in July 1996.

The SABRE Group expects to use some amount of the net proceeds from the initial public offering of the Class A Common Stock of The SABRE Group Holdings, Inc. to repay a portion of its $850 million debenture payable to AMR. AMR anticipates that it will use the proceeds from such repayment for its general corporate purposes. The remaining net proceeds of the initial public offering will be used by The SABRE Group for its general corporate purposes.

                         PART II:  OTHER INFORMATION


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

         In December, 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995 a class action lawsuit entitled Gutterman vs. American Airlines, Inc. was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc. was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County Court in July 1995. On March 11, 1996, American's motion to dismiss the Gutterman lawsuit was denied. American filed a motion for reconsideration which was also denied on July 11, 1996. American's motion for summary judgment is still pending. No class has been certified in the Gutterman lawsuit and to date no discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

         On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re:
Airline Travel Agency Commission Antitrust Litigation. The plaintiffs assert that the airline defendants conspired to reduce travel agency commissions and to monopolize air travel in violation of section 1 of the Sherman Act. The case has been certified as a class action on behalf of approximately 40,000 domestic travel agencies and two travel agency trade associations. In June 1995 after extensive, expedited discovery, the travel agents moved for a preliminary injunction to enjoin the commission caps, and the defendants simultaneously moved for summary judgment. On August 31, 1995, the District Court denied both motions. Pre-trial activities are continuing, and the case is set for trial beginning September 4, 1996. American is vigorously defending the lawsuit.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 66,246,378 shares of common stock, or 86 percent of shares outstanding, were represented at the annual meeting of stockholders on May 15, 1996 at The Westin Hotel-Galleria, 13340 Dallas Parkway, Dallas, Texas.

Elected as directors of the Corporation, each receiving a minimum of 66,073,131 votes were:

 David L. Boren                                     Earl G. Graves
 Edward A. Brennan                                  Dee J. Kelly
 Armando M. Codina                                  Ann D. McLaughlin
 Robert L. Crandall                                 Charles H. Pistor, Jr.
 Christopher F. Edley                               Joe M. Rodgers
 Charles T. Fisher, III                             Maurice Segall


Stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Corporation for 1996. The vote was 66,143,211 in favor; 46,159 against; and 57,008 abstaining.

Stockholders ratified a proposal relating to amendments to the 1994 Directors Stock Incentive Plan. The vote was 63,699,934 in favor; 939,407 against; and 1,607,037 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

11          Statement re: computation of earnings per share.

27          Financial Data Schedule.

AMR filed a report on Form 8-K dated July 8, 1996 relative to the completion of the reorganization of The SABRE Group.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMR CORPORATION




Date:  August 8, 1996             BY:   /s/  Gerard J. Arpey
                                        ----------------------------------------
                                        Gerard J. Arpey
                                        Senior Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX






EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  11      Computation of Earnings Per Share

  27      Financial Data Schedule
