Form 10-Q
period 1996-09-30
AMR CORP
filed 1996-10-25
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1996.


[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From           to           .


Commission file number 1-8400.



                        AMR Corporation
     (Exact name of registrant as specified in its charter)

        Delaware                            75-1825172
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4333 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,
including area code              (817) 963-1234


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


Common Stock, $1 par value - 90,972,266 as of October 17, 1996

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated   Statement  of  Operations  --  Three  months   ended
  September 30, 1996 and 1995; Nine months ended September  30,  1996 and 1995

  Condensed  Consolidated  Balance Sheet -- September  30,  1996  and
  December 31, 1995

  Condensed Consolidated Statement of Cash Flows -- Nine months ended September 30, 1996 and 1995

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1996       1995       1996       1995
Revenues
  Airline Group:
    Passenger - American
                Airlines,   $3,533     $3,465    $10,330    $ 9,902
                Inc.
              - AMR Eagle,     265        265        798        724
                Inc.
    Cargo                      165        167        501        503
    Other                      208        188        615        523
                             4,171      4,085     12,244     11,652

  The SABRE Group              408        393      1,246      1,161
  Management Services Group    158        145        466        427
  Less: Intergroup revenues   (175)      (178)      (536)      (518)
    Total operating          4,562      4,445     13,420     12,722
     revenues

Expenses
  Wages, salaries and        1,464      1,465      4,448      4,334
   benefits
  Aircraft fuel                494        416      1,405      1,193
  Commissions to agents        323        340        959        981
  Depreciation and             302        314        899        947
   amortization
  Other rentals and landing    229        229        668        661
   fees
  Aircraft rentals             146        167        472        504
  Food service                 177        179        506        507
  Maintenance materials and    178        170        516        478
    repairs
  Other operating expenses     661        644      1,972      1,862
    Total operating          3,974      3,924     11,845     11,467
     expenses
Operating Income               588        521      1,575      1,255

Other Income (Expense)
  Interest income               16         15         48         42
  Interest expense            (117)      (163)      (386)      (513)
  Miscellaneous - net          (23)        10        (28)        (9)
                              (124)      (138)      (366)      (480)
Earnings Before Income
 Taxes and
 Extraordinary Loss            464        383      1,209        775
Income tax provision           182        150        477        314
Earnings Before
 Extraordinary Loss            282        233        732        461
Extraordinary Loss, Net of
 Tax Benefit                     -         (4)         -        (17)
Net Earnings                $  282     $  229    $   732    $   444


Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1996       1995       1996       1995
Earnings (Loss) Per Common
Share
  Primary:
    Before extraordinary
      loss                  $ 3.06     $ 3.01     $ 8.53     $ 6.00
    Extraordinary loss           -      (0.05)         -      (0.23)

    Net Earnings            $ 3.06     $ 2.96     $ 8.53     $ 5.77

  Fully Diluted:
    Before extraordinary
      loss                  $ 3.06     $ 2.68     $ 8.11     $ 5.45
    Extraordinary loss           -      (0.04)         -      (0.19)


    Net Earnings            $ 3.06     $ 2.64     $ 8.11     $ 5.26
Number of shares used in
computations
    Primary                     92         77         86         77
    Fully diluted               92         91         92         91

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                             September     December
                                                30,           31,
                                               1996          1995
                                             (Unaudited)   (Note 1)

Assets
Current Assets
  Cash                                       $     39      $     82
  Short-term investments                        1,309           819
  Receivables, net                              1,439         1,153
  Inventories, net                                623           589
  Deferred income taxes                           358           357
  Other current assets                            177           137
    Total current assets                        3,945         3,137

Equipment and Property
  Flight equipment, net                         9,355         9,852
  Other equipment and property, net             1,899         1,964
                                               11,254        11,816
Equipment and Property Under Capital Leases
  Flight equipment, net                         2,055         1,588
  Other equipment and property, net               158           161
                                                2,213         1,749

Route acquisition costs, net                      981         1,003
Other assets, net                               1,756         1,851
                                             $ 20,149      $ 19,556

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                           $    912      $    817
  Accrued liabilities                           1,903         1,999
  Air traffic liability                         1,919         1,466
  Current maturities of long-term debt            134           228
  Current obligations under capital leases        130           122
    Total current liabilities                   4,998         4,632

Long-term debt, less current maturities         3,611         4,983
Obligations  under  capital  leases,   less     1,821         2,069
current obligations
Deferred income taxes                             575           446
Other liabilities, deferred gains, deferred
  credits and postretirement benefits           3,851         3,706

Stockholders' Equity
  Convertible preferred stock                       -            78
  Common stock                                     91            76
  Additional paid-in capital                    3,160         2,239
  Retained earnings                             2,042         1,327
                                                5,293         3,720
                                             $ 20,149      $ 19,556

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              1996          1995
Net Cash Provided by Operating Activities     $1,988        $1,918

Cash Flow from Investing Activities:
  Capital expenditures                          (389)         (813)
  Net increase in short-term investments        (490)         (328)
  Proceeds from sale of equipment and            232            67
   property
    Net cash used for investing activities      (647)       (1,074)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital      (1,404)         (755)
   lease obligations
  Other                                           20           (4)
    Net cash used for financing activities    (1,384)         (759)

Net increase (decrease) in cash                  (43)           85
Cash at beginning of period                       82            23

Cash at end of period                         $   39        $  108

Cash Payments (Refunds) For:
  Interest                                    $  395        $  503
  Income taxes                                   285           (44)


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

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1996 and December 31, 1995, was $6.2 billion and $5.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1996 and December 31, 1995, was $962 million and $875 million, respectively.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American Airlines, Inc. (American), through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of AMR.

4.On  May 20, 1996, the Company issued 12,915,610 shares of AMR Common
  Stock upon the conversion of its 6 1/8% Convertible Subordinated Quarterly Income Capital Securities due 2024. The debentures had been called by the Company for redemption on April 19, 1996. The result was an $834 million decrease in long-term debt and increase in stockholders' equity.

5.On  May  20, 1996, the Company issued 1,011,164 shares of AMR Common
  Stock upon the conversion of its $500 Series A Cumulative Convertible Preferred Stock. The preferred stock, which was evidenced by certain Depositary Shares, had been called for redemption on April 19, 1996. The result was a $78 million decrease in convertible preferred stock and increase in common stock and additional paid-in capital.

6.On  June  11,  1996,  the Company announced its plans  to  create  a worldwide alliance between American Airlines and British Airways Plc. Subject to regulatory approval, the two carriers will coordinate their passenger and cargo activities between the U.S. and Europe, introduce extensive code-sharing across each other's networks and establish full reciprocity between their frequent flyer programs.

7.On  July  2, 1996, the Company completed the reorganization  of  its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. (TSG) and its direct and indirect subsidiaries. On October 17, 1996, TSG completed an initial public offering of 23,230,000 shares of its Class A Common Stock, representing 17.8 percent of the economic interest in TSG, for net proceeds of approximately $593 million.

8.On  September  2, 1996, American and the Allied Pilots  Association
  (APA) reached a tentative agreement on a new labor contract. The agreement must be ratified by the APA Board of Directors and, if approved, must be submitted to the APA membership for final ratification. The Company anticipates a final decision on ratification by mid-December 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended September 30, 1996 and 1995


Summary  AMR  recorded  net  earnings  for  the  three  months  ended
September 30, 1996, of $282 million, or $3.06 per common share (primary and fully diluted). This compares with net earnings of $229 million, or $2.96 per common share ($2.64 fully diluted) for the third quarter of 1995. AMR's operating income improved 12.9 percent or $67 million.

AMR's operations fall within three major lines of business - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

On July 2, 1996, the Company completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. (TSG) and its direct and indirect subsidiaries (the "Reorganization"). Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by TSG to American. This will reduce the Airline Group's annual interest costs by approximately $60-70 million and increase The SABRE Group's annual interest costs by an amount dependent upon the outstanding balance of the debenture. On October 17, 1996, The SABRE Group repaid approximately $532 million of this debenture with proceeds from its initial public offering.

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

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1996          1995
Revenues
  Passenger - American Airlines, Inc.         $3,533       $3,465
            - AMR Eagle, Inc.                    265          265
  Cargo                                          165          167
  Other                                          208          188
                                               4,171        4,085
Expenses
  Wages, salaries and benefits                 1,271        1,290
  Aircraft fuel                                  494          416
  Commissions to agents                          323          340
  Depreciation and amortization                  258          268
  Other operating expenses                     1,345        1,375
    Total operating expenses                   3,691        3,689
Operating Income                                 480          396

Other Income (Expense)                          (109)        (138)

Earnings Before Income Taxes and              $  371       $  258
Extraordinary Loss

Average number of equivalent employees        89,300       89,700

OPERATING STATISTICS
                                                 Three Months Ended
                                                   September 30,
                                                 1996         1995
American Airlines, Inc.
  Jet Airline Operations
    Revenue passenger miles (millions)         27,808        27,814
    Available seat miles (millions)            39,134        40,376
    Cargo ton miles (millions)                    486           498
    Passenger  revenue yield  per  passenger
     mile (cents)                               12.71         12.46
    Passenger revenue per available seat mile
     (cents)                                     9.03          8.58
    Cargo revenue yield per ton mile (cents)    33.50         33.09
    Operating  expenses per  available  seat
     mile (cents)                                8.72          8.44
    Passenger load factor                        71.1%         68.9%
    Breakeven load factor                        60.1%         59.7%
    Fuel consumption (gallons, in millions)       707           712
    Fuel price per gallon (cents)                67.4          56.3
    Operating aircraft at period-end              640           646

AMR Eagle, Inc.
    Revenue passenger miles (millions)            651           693
    Available seat miles (millions)             1,111         1,230
    Passenger load factor                        58.6%         56.3%
    Operating aircraft at period-end              208           267

Operating aircraft at September 30, 1996, included:

 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              75        Super ATR                  33
Boeing 757-200              90        Jetstream 32                3
Boeing 767-200               8        Saab 340B                  90
Boeing 767-200 Extended     22        Saab 340B Plus             25
 Range
Boeing 767-300 Extended     41        Shorts 360                 11
 Range
Fokker 100                  75         Total                    208
McDonnell Douglas DC-10-10  13
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11     16
McDonnell Douglas MD-80    260
 Total                     640

88.3% of the jet aircraft fleet is Stage III, a classification of aircraft meeting the most stringent noise standards promulgated by the Federal Aviation Administration.

Average aircraft age is 8.7 years for jet aircraft and 4 years for regional aircraft.

The Airline Group's revenues increased $86 million or 2.1 percent in the third quarter of 1996 versus the same period last year. American's passenger revenues increased by 2.0 percent, $68 million. American's yield (the average amount one passenger pays to fly one mile) of 12.71 cents increased by 2.0 percent compared to the same period in 1995. Domestic yields increased 1.3 percent from third quarter 1995. International yields increased 3.7 percent from third quarter 1995, due primarily to a 6.9 percent increase in Europe.

American's traffic or revenue passenger miles (RPMs) of 27.8 billion miles for the quarter ended September 30, 1996 were comparable to the same period in 1995. American's capacity or available seat miles
(ASMs) decreased 3.1 percent to 39.1 billion miles in the third quarter of 1996. Roughly half of this decline was due to approximately ten fewer operating aircraft, partially offset by a 2.1 percent increase in jet stage length. The balance of the decline is attributable to an increased number of flight cancellations due to a temporary shortage of pilots available to fly the schedule. To ensure schedule reliability, American reduced scheduled operations in September. Operations have subsequently returned to normal. American's domestic traffic increased 2.9 percent on capacity decreases of 2.4 percent and international traffic decreased 5.9 percent on capacity decreases of 4.6 percent. The decline in international traffic was driven by a 14.0 percent decrease in traffic to Europe on a capacity decrease of 13.4 percent, partially offset by a 3.3 percent increase in traffic to Latin America on capacity growth of 4.3 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel. The excise tax was reinstated on August 27, 1996 and is set to expire again on December 31, 1996.

Other revenues increased 10.6 percent, $20 million, primarily due to increases in aircraft maintenance work and airport ground services performed by American for other airlines.

The Airline Group's operating expenses increased 0.1 percent, $2 million. American's Jet Airline cost per ASM increased 3.3 percent to 8.72 cents. Aircraft fuel expense increased 18.8 percent, $78 million, due to a 19.7 percent increase in American's average price per gallon. American expects that the average price per gallon for jet fuel will continue to increase in the fourth quarter of 1996. Other operating expenses decreased by $30 million, approximately $21 million of which is due to a decrease in aircraft rentals resulting from the prepayment of cancelable leases on 12 Boeing 767-300 aircraft during June and July 1996.

Other Income (Expense) decreased 21.0 percent or $29 million. Interest expense decreased $47 million primarily due to the conversion of $1.02 billion in convertible subordinated debentures, the retirement of debt prior to scheduled maturity, and scheduled debt repayments. Other expense in the third quarter of 1996 includes a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                  September 30,
                                               1996           1995
 Revenues                                    $  408        $  393

 Operating Expenses                             319           285

 Operating Income                                89           108

 Other Income (Expense)                         (15)            1

 Earnings Before Income Taxes                $   74        $  109

 Average number of equivalent employees       7,800         7,400

Revenues
Revenues for The SABRE Group increased 3.8 percent, $15 million, primarily due to an increase in booking volumes worldwide, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE, offset by a reduction in revenues due to the application of the financial terms of the technology services agreement. When results are revised to reflect pro forma adjustments for the new agreement and the impact of certain other transactions resulting from the Reorganization, revenues increased 8.4 percent or $32 million.

Operating Expenses
Operating expenses increased 11.9 percent, $34 million, due primarily to increases in customer incentive expenses and salaries and benefits. Customer incentive expenses increased in order to maintain and grow The SABRE Group's customer base. Salaries and benefits increased due to an increase of approximately five percent in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and new product development. Additionally, the new agreements with American covering air travel and certain marketing services and other changes resulting from the Reorganization increased operating expenses in 1996. When results are revised to reflect pro forma adjustments for the new agreements and the Reorganization, operating expenses increased 9.1 percent or $27 million.

Operating Income
Operating income decreased 17.6 percent, $19 million. When results are revised to reflect pro forma adjustments for the new agreements and the Reorganization, operating income increased 5.9 percent, $5 million.

Other Income (Expense)
Other income (expense) increased $16 million due to interest expense incurred on the $850 million subordinated debenture payable to AMR issued in conjunction with the Reorganization.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1996          1995
Revenues                                      $  158        $ 145

Operating Expenses                               139          128

Operating Income                                  19           17

Other Income (Expense)                             -           (1)

Earnings Before Income Taxes                  $   19        $  16

Average number of equivalent employees        14,700        13,800

Revenues
Revenues for the Management Services Group increased 9.0 percent, or $13 million. This increase is due principally to AMR Services Corporation, which experienced higher revenue as a result of increased airline passenger, ramp and cargo handling services provided by its Airline Services division and increased telemarketing services provided by its TeleService Resources division.

Operating Expenses
Operating expenses increased 8.6 percent, $11 million, due primarily to an $8 million increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees.

For the Nine Months Ended September 30, 1996 and 1995

Summary AMR recorded net earnings for the nine months ended September 30, 1996, of $732 million, or $8.53 per common share ($8.11 fully diluted). This compares with net earnings of $444 million, or $5.77 per common share ($5.26 fully diluted) for the same period in 1995. Included in net earnings for the nine months ended September 30, 1995, is an extraordinary loss of $27 million ($17 million net of tax benefit) resulting from the repurchase and retirement of debt prior to scheduled maturity. AMR's operating income improved 25.5 percent or $320 million.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                1996          1995
Revenues
  Passenger - American Airlines, Inc.        $10,330        $9,902
            - AMR Eagle, Inc.                    798           724
  Cargo                                          501           503
  Other                                          615           523
                                              12,244        11,652
Expenses
  Wages, salaries and benefits                 3,878         3,823
  Aircraft fuel                                1,405         1,193
  Commissions to agents                          959           981
  Depreciation and amortization                  757           804
  Other operating expenses                     4,019         3,976
    Total operating expenses                  11,018        10,777
Operating Income                               1,226           875

Other Income (Expense)                          (348)         (469)

Earnings Before Income Taxes  and             $  878        $  406
Extraordinary Loss

Average number of equivalent employees        89,000        89,500

OPERATING STATISTICS
                                                 Nine Months Ended
                                                   September 30,
                                                 1996         1995
American Airlines, Inc.
  Jet Airline Operations
    Revenue passenger miles (millions)          79,119        77,660
    Available seat miles (millions)            115,128       116,516
    Cargo ton miles (millions)                   1,504         1,519
    Passenger revenue yield per passenger
     mile (cents)                                13.06         12.75
    Passenger revenue per available seat mile
     (cents)                                      8.97          8.50
    Cargo revenue yield per ton mile (cents)     32.83         32.71
    Operating expenses per available seat
     mile (cents)                                 8.84          8.55
    Passenger load factor                         68.7%         66.7%
    Breakeven load factor                         59.5%         59.5%
    Fuel consumption (gallons, in millions)      2,057         2,065
    Fuel price per gallon (cents)                 65.8          55.7
    Operating aircraft at period-end               640           646

AMR Eagle, Inc.
    Revenue passenger miles (millions)           1,962         1,834
    Available seat miles (millions)              3,350         3,316
    Passenger load factor                         58.6%         55.3%
    Operating aircraft at period-end               208           267

The Airline Group's revenues increased $592 million or 5.1 percent during the first nine months of 1996 versus the same period last year. American's passenger revenues increased by 4.3 percent, $428 million. American's yield (the average amount one passenger pays to fly one mile) of 13.06 cents increased by 2.4 percent compared to the same period in 1995. Domestic yields increased 2.9 percent from the first nine months of 1995. International yields increased 1.4 percent over the first nine months of 1995, due primarily to a 4.1 percent increase in Europe.

American's traffic or revenue passenger miles (RPMs) increased 1.9 percent to 79.1 billion miles for the nine months ended September 30, 1996. American's capacity or available seat miles (ASMs) decreased
1.2 percent to 115.1 billion miles in the first nine months of 1996, primarily as a result of approximately 12 fewer operating aircraft, partially offset by increases in jet stage length and aircraft productivity. Jet stage length increased 5.0 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 2.3 percent compared with the first nine months of 1995. American's domestic traffic increased 2.4 percent on capacity decreases of 1.5 percent and international traffic grew 0.7 percent on capacity decreases of 0.4 percent. The increase in international traffic was driven by a 5.0 percent increase in traffic to Latin America on capacity growth of 4.9 percent, partially offset by a 3.5 percent decrease in traffic to Europe on a capacity decrease of 5.8 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel. The excise tax was reinstated on August 27, 1996 and is set to expire again on December 31, 1996.

Passenger revenues of the AMR Eagle carriers increased 10.2 percent, $74 million, due principally to an increase in traffic of 7.0 percent to 2.0 billion RPMs. In the first quarter of 1995, AMR Eagle redeployed its fleet of ATR aircraft in response to the FAA's temporary restrictions on the operation of ATR aircraft. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarters of 1995.

Other revenues increased 17.6 percent, $92 million, primarily due to increases in aircraft maintenance work and airport ground services performed by American for other airlines and increased employee travel service charges.

The Airline Group's operating expenses increased 2.2 percent, $241 million. American's Jet Airline cost per ASM increased by 3.4 percent to 8.84 cents. Aircraft fuel expense increased 17.8 percent, $212 million, due to an 18.1 percent increase in American's average price per gallon. American expects that the average price per gallon for jet fuel will continue to increase in the fourth quarter of 1996.

Other Income (Expense) decreased 25.8 percent or $121 million. Interest expense decreased $125 million due primarily to scheduled debt repayments, the retirement of debt prior to scheduled maturity, and the conversion of $1.02 billion in convertible subordinated debentures during the second quarter of 1996. Other expense in the third quarter of 1996 includes a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Nine Months Ended
                                                  September 30,
                                               1996          1995
Revenues                                     $1,246        $1,161

Operating Expenses                              960           834

Operating Income                                286           327

Other Income (Expense)                          (17)           (9)

Earnings Before Income Taxes                 $  269        $  318

Average number of equivalent employees        7,900         7,300

Revenues
Revenues for The SABRE Group increased 7.3 percent, $85 million, primarily due to an increase in booking volumes worldwide, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE, offset by a reduction in revenues due to the application of the financial terms of the technology services agreement. When results are revised to reflect pro forma adjustments for the new agreement and the impact of certain other transactions resulting from the Reorganization, revenues increased 11.4 percent or $127 million.

Operating Expenses
Operating expenses increased 15.1 percent, $126 million, due primarily to increases in salaries and benefits and customer incentive expenses. Salaries and benefits increased due to an increase of approximately eight percent in the average number of equivalent employees necessary to support the SABRE Group's revenue growth and new product development. Customer incentive expenses increased in order to maintain and grow The SABRE Group's customer base. Additionally, the new agreements with American covering air travel and certain marketing services and other changes resulting from the Reorganization increased operating expenses in 1996. When results are revised to reflect pro forma adjustments for the new agreements and the Reorganization, operating expenses increased 11.8 percent or $101 million.

Operating Income
Operating income decreased 12.5 percent, $41 million. When results are revised to reflect pro forma adjustments for the new agreements and the Reorganization, operating income increased 10.3 percent, $26 million.

Other Income (Expense)
Other income (expense) increased $8 million due to interest expense incurred on the $850 million subordinated debenture payable to AMR issued in conjunction with the Reorganization, partially offset by a reduction in the losses from joint ventures in which The SABRE Group owns an interest accounted for under the equity method.
                                                    15

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                1996          1995
Revenues                                      $  466        $  427

Operating Expenses                               403           374

Operating Income                                  63            53

Other Income (Expense)                            (1)           (2)

Earnings Before Income Taxes                  $   62        $   51

Average number of equivalent employees        14,300        13,000

Revenues
Revenues for the Management Services Group increased 9.1 percent, or $39 million. This increase is due principally to AMR Services Corporation, which experienced higher revenue as a result of increased airline passenger, ramp and cargo handling services provided by its Airline Services division and increased telemarketing services provided by its TeleService Resources division.

Operating Expenses
Operating expenses increased 7.8 percent, $29 million, due primarily to a $20 million increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine month period ended September 30, 1996, was $2.0 billion, an increase of $70 million over the same period in 1995. Capital expenditures for the first nine months of 1996 were $389 million, and included the acquisition of four Boeing 757-200 aircraft. These capital expenditures were financed with internally generated cash. Proceeds from the sale of equipment and property of $232 million for the first nine months of 1996 include proceeds received upon the delivery of three of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties.

During June and July 1996, American prepaid cancelable leases it had on 12 of its Boeing 767-300 aircraft totaling $565 million.

As a result of its initial public offering, TSG received net proceeds of approximately $593 million. TSG used approximately $532 million of these proceeds to repay a portion of its $850 million debenture payable to AMR. AMR anticipates that it will use the proceeds from such repayment for its general corporate purposes. The remaining net proceeds of the initial public offering will be used by The SABRE Group for its general corporate purposes.

OTHER

On October 17, 1996, TSG completed an initial public offering of 23,230,000 shares of its Class A Common Stock, representing 17.8 percent of the economic interest in TSG, for net proceeds of approximately $593 million. AMR anticipates recording a significant gain in the fourth quarter of 1996 related to the initial public offering.

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," AMR periodically reviews its investments to determine their recoverability. The Company is currently reviewing its $192 million investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited. At September 30, 1996, this investment has an estimated fair value of $32 million; the unrealized loss of $160 million has been recorded as a reduction in equity, net of tax benefit. If the Company determines that the decline in fair value is other than temporary, the Company will be required to take a charge to 1996 earnings to reflect the decline in the value of this investment.

On  September  2,  1996, American and the Allied  Pilots  Association
(APA) reached a tentative agreement on a new labor contract. One of the provisions of the tentative agreement is that the pilots will initially receive options to buy 3 million shares of AMR stock at $10 less than its market value per share at the grant date. The grant of these options would occur shortly after the ratification of the agreement. To mitigate some or all of the dilutive effect of the exercise of these stock options, AMR is contemplating a share repurchase plan.

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

      On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re: Airline Travel Agency Commission Antitrust Litigation. On September 3, 1996, American reached a tentative settlement with plaintiffs whereby American agreed, inter alia, to pay $21.3 million in exchange for a release from all claims. A hearing has been scheduled for November 15, 1996, at which time the court will consider approval of the settlement.
                                                   19

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

11              Computation of earnings per share.

27              Financial Data Schedule.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  October 25, 1996    BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice  President  and   Chief
                               Financial Officer

                                                  EXHIBIT 11

                            AMR CORPORATION
                   Computation of Earnings Per Share
                (In millions, except per share amounts)

                                Three Months        Nine Months Ended
                                   Ended              September 30,
                               September 30,
                             1996       1995       1996        1995
Primary:
 Earnings applicable to
  common shares             $  282     $  229     $  732      $  444

 Average shares outstanding     91         76         85          76
 Add shares issued upon
  assumed conversion of
  dilutive options, stock
  appreciation rights and
  warrants and shares
  assumed issued for deferred
  stock granted                  3          4          3           3
 Less assumed treasury
  shares purchased              (2)        (3)        (2)         (2)

 Total primary shares           92         77         86          77
 Primary earnings per share $ 3.06     $ 2.96     $ 8.53      $ 5.77

Fully diluted:
 Earnings applicable to
  common shares                282        229        732         444
 Adjustments:
  Add interest upon assumed
   conversion of 6.125%
   convertible subordinated
   debentures, net of tax        -         10         14  (a)     31
  Add dividends upon assumed
   conversion of convertible
   preferred stock               -          2          1  (a)      4
 Earnings as adjusted       $  282     $  241     $  747      $  479

 Average shares outstanding     91         76         85          76
 Add shares issued upon:
  Assumed conversion of
   6.125% convertible
   subordinated debentures       -         13          5          13
  Assumed conversion of
   preferred stock               -          1          1           1
  Assumed conversion of
   dilutive options,stock
   appreciation rights and
   warrants and shares assumed
   issued for deferred stock
   granted                       3          4          3           4
  Less assumed treasury
   shares purchased             (2)        (3)        (2)         (3)

 Total fully diluted shares     92         91         92          91
 Fully diluted earnings per
   share                    $ 3.06     $ 2.64     $ 8.11      $ 5.26

(a) Through date of actual conversion.
                                                   22