Form 10-K405
period 1996-12-31
AMR CORP
filed 1997-03-27
CIK 6201

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-8400.

                                AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  75-1825172
------------------------------------------    ---------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

           4333 Amon Carter Blvd.
             Fort Worth, Texas                           76155
------------------------------------------    ----------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (817) 963-1234
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:


                 Title of each class                             Name of exchange on which registered
------------------------------------------------         ----------------------------------------------------
Common stock, $1 par value per share                                     New York Stock Exchange
8.10% Notes due 1998                                                     New York Stock Exchange
9.00% Debentures due 2016                                                New York Stock Exchange

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
                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997, was approximately $7,602,875,066. As of March 7, 1997, 91,052,396 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1997.

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

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions and AMR Eagle, Inc., a separate subsidiary of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1996, American provided scheduled jet service to more than 160 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. It provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE, INC. owns the four regional airlines which operate as "American Eagle" -- Executive Airlines, Inc., Flagship Airlines, Inc., Simmons Airlines, Inc. and Wings West Airlines, Inc. The American Eagle carriers provide connecting turboprop service from six of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

THE SABRE GROUP

REORGANIZATION AMR formed The SABRE Group in 1993 to capitalize on the synergies of combining its information technology businesses under common management. Pursuant to a reorganization consummated on July 2, 1996 (the Reorganization), The SABRE Group Holdings, Inc. (a holding company incorporated on June 25, 1996 and a subsidiary of AMR) became the successor to the businesses of The SABRE Group which were formerly operated as divisions or subsidiaries of American or AMR. All references herein to "The SABRE Group" include The SABRE Group Holdings, Inc. and its consolidated subsidiary and, for any period prior to the Reorganization, the businesses of AMR constituting The SABRE Group. On October 17, 1996, The SABRE Group completed an initial public offering of 23,230,000 shares of its Class A common stock constituting approximately 17.8 percent of its economic interest. AMR retained all of The SABRE Group's Class B common stock, representing approximately 82.2 percent of the economic interest and 97.9 percent of the combined voting power of all classes of voting stock of The SABRE Group.

          The SABRE Group is a world leader in the electronic distribution of travel through its proprietary travel reservation and information system, SABRE(R), and is the largest electronic distributor of travel in the United States. In addition, The SABRE Group is a leading provider of solutions to the airline industry and fulfills substantially all of the information technology requirements of American and AMR's other subsidiaries.

ELECTRONIC TRAVEL DISTRIBUTION SABRE and other global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through SABRE, travel agencies, corporate travel departments and individual consumers can access information on and book reservations with airlines and other providers of travel and travel-related products and services. As of December 31, 1996, travel agencies with more than 30,000 locations in over 70 countries on six continents subscribed to SABRE, and three million individuals subscribed to Travelocity(sm) and easySABRE(sm), The SABRE Group's consumer-direct products. SABRE subscribers are able to make reservations with more than 400 airlines, more than 50 car rental companies and more than 200 hotel companies covering approximately 35,000 hotel properties worldwide.

INFORMATION TECHNOLOGY SOLUTIONS The SABRE Group is a leading provider of solutions, including software development and product sales, transactions processing and consulting, to the airline industry and employs its airline expertise to offer solutions to other industries that face similar complex operations issues, including the airport, railroad, logistics, hospitality and financial services industries. The SABRE Group also provides substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries.

MANAGEMENT SERVICES GROUP

The Management Services Group consists of four AMR subsidiaries -- AMR Services Corporation, Americas Ground Services, Inc. (AGS), AMR Investment Services, Inc. and Airline Management Services, Inc. (AMS).

AMR SERVICES CORPORATION has six operating divisions: AMR Airline Services, AMR Combs, AMR Distribution Systems, TeleService Resources (TSR), Data Management Services (DMS) and the AMR Training Group. The AMR Airline Services division's main lines of business include airline passenger, ramp and cargo handling, cabin service and an array of other air transportation-related services for carriers around the world. AMR Airline Services is the primary provider of service at 17 airports for American and has contracts with approximately 200 customers in 60 cities throughout North America, Europe and Asia. AMR Combs, the executive aviation services division of AMR Services, is a premier corporate aviation services network of 14 facilities in major business centers in the United States and Mexico. AMR Distribution Systems serves the logistics marketplace and specializes in logistics management, contract warehousing, trucking and multi-modal freight forwarding services. TSR provides comprehensive telemarketing and reservation services for a wide range of corporate and hospitality industry clients. As a telemarketer, TSR serves a substantial base of Fortune 500 companies with inbound and outbound call-handling capabilities. TSR's reservations group is one of the world's largest third-party, private-label reservation services companies. DMS provides data capture and document management services to American and to companies in the insurance, financial services and transportation industries. The AMR Training Group operates the American Airlines Training & Conference Center and provides a wide variety of training services to American and a number of other corporate clients.

AGS provides airline ground and cabin service handling at 11 locations in eight countries in the Caribbean and Central and South America.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other institutional investors. It also manages the American AAdvantage Funds, which have both institutional shareholders--including pension funds, financial advisors, corporations and banks--and individual shareholders. As of December 31, 1996, AMR Investment Services was responsible for management of approximately $16.0 billion in assets, including direct management of approximately $5.7 billion in short-term investments.

AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian Airlines International Limited which the Company signed in 1994.

Additional information regarding business segments is included in Management's Discussion and Analysis on pages 16 through 28 and in Note 15 to the consolidated financial statements.

COMPETITION

AIR TRANSPORTATION Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth, Chicago O'Hare, Miami and San Juan, Puerto Rico. In 1995, American implemented schedule reductions which ended the airline's hub operations at Raleigh/Durham and Nashville. Delta Air Lines and United Airlines have hub operations at Dallas/Fort Worth and Chicago O'Hare, respectively.

         The American Eagle carriers increase the number of markets the Airline Group serves by providing connections to American at its hubs and certain other major airports. The American Eagle carriers serve smaller markets through Dallas/Fort Worth, Chicago, Miami, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

         In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and Japan. American's operating revenues from foreign operations were approximately $4.7 billion in 1996 and 1995, and $4.3 billion in 1994. Additional information about the Company's foreign operations is included in Note 14 to the consolidated financial statements.

         Service over almost all of the Airline Group's routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its non-stop routes, the Airline Group competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and US Airways. Competition is even greater between cities that require a connection, where as many as eight airlines may compete via their respective hubs. The Airline Group also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

         On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. Approximately 39 percent of American's bookings are impacted by competition from lower-cost carriers. American and its principal competitors use inventory management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with lower-cost carriers.

         Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign investor-owned carriers, state-owned airlines and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation.

         The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers--including American--have made substantial equity investments in, or established marketing relationships with, other carriers. American currently has code-sharing programs with Canadian Airlines International, Qantas Airways, Singapore Airlines, South African Airways, Gulf Air, British Midland, LOT
Polish Airlines, and Aspen Mountain Air/Lone Star Airlines. Furthermore, in
June 1996, the Company announced its plans to create a worldwide alliance between American and British Airways Plc. Subject to regulatory approval, the two carriers will introduce extensive code sharing across each other's networks and establish full reciprocity between their frequent flyer programs. Additionally, the carriers will combine their passenger and cargo activities between the United States and Europe and will share the resulting profits on these services. In the coming years, the Company expects to develop these code-sharing programs further and to evaluate new alliances with other international carriers.

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

GLOBAL DISTRIBUTION SYSTEMS The SABRE Group competes in electronic travel distribution primarily against other large and well-established global distribution systems. SABRE's principal competitors include Amadeus/System One, Galileo/Apollo and Worldspan. Each of these competitors offers many products and services similar to those of The SABRE Group.

         Moreover, although certain barriers exist for any new provider of electronic commerce--barriers such as the need for significant capital investment to acquire or develop the hardware, software and network facilities necessary to operate effectively a global distribution system--The SABRE
Group is faced with the threat of potential new competitors, particularly as new channels for travel distribution develop.

         Competition to attract and retain travel agent subscribers is very intense. Factors affecting the competitive success of global distribution systems include depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers.

         Although distribution through travel agents continues to be the primary method of travel distribution, new channels of direct distribution to businesses and consumers through computer online services, the Internet and private networks are developing. The SABRE Group faces competition in these new channels not only from its principal competitors but also from possible new entrants in the sale of travel products. The SABRE Group has positioned certain products to compete in these emerging distribution channels.

REGULATION

GENERAL The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended. The DOT maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability and computer reservations systems.

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

AIRLINE FARES Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries which American serves. While air carriers are required to file and adhere to international fare and rate tariffs, many international markets are characterized by substantial commissions, overrides, and discounts to travel agents, brokers and wholesalers.

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

         The Airline Group currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that American will be able to obtain slots for these purposes in the future because, among other factors, slot allocations are subject to changes in government policies.

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

         For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 50 percent by December 31, 1996; 75 percent by December 31, 1998; and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1996, approximately 88 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

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

         American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American's alleged waste disposal volumes are minor compared to the other PRPs.

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

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees since certain of the PRPs are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

       American and American Eagle, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico have been named as PRPs for environmental claims at the airport.

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

GLOBAL DISTRIBUTION SYSTEMS Regulations promulgated by the DOT govern the relationship of SABRE with airlines and travel agencies. The current form of these regulations was adopted in 1992 and will expire on December 31, 1997, unless extended.

       One of the principal requirements of the regulations is that displays of airline services by global distribution systems such as SABRE must be nondiscriminatory. This means that the global distribution system may not use carrier identity in ordering the display of services or in building connecting flights. Travel agencies, however, may utilize software to override the neutral displays of such systems. In addition, global distribution systems such as SABRE are required to charge the same fees to all air carriers for the same level of service and to update information for all air carriers with the same degree of care and timeliness.

LABOR

The airline business is labor intensive. Approximately 80 percent of AMR's employees work in the Airline Group. Wages, salaries and benefits represented approximately 37 percent of AMR's consolidated operating expenses for the year ended December 31, 1996. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

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

       In 1995, American reached agreements with the members of the Association of Professional Flight Attendants (APFA) and the Transport Workers Union (TWU) on their labor contracts. American's collective bargaining agreements with the APFA and the TWU become amendable on November 1, 1998 and March 1, 2001, respectively.

       American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. On September 2, 1996, American and the APA reached a tentative agreement on a new labor contract. The tentative agreement was approved by the APA Board of Directors and sent out for membership ratification, but subsequently rejected by the APA membership. On January 10, 1997, the NMB proffered binding arbitration to the APA and American. American agreed to arbitration but because the APA did not also agree, the proffer was rejected and on January 15, 1997, the APA and American were notified
(i) that the NMB was terminating its services and (ii) that beginning February 15, 1997, either party could resort to self-help remedies, including a strike by the members of the APA. On February 15, 1997, the APA did initiate a strike against American but immediately thereafter President Clinton intervened and appointed a Presidential Emergency Board (PEB), pursuant to his authority under the Railway Labor Act. The effect of President Clinton's actions was to stop the strike and begin a process during which the PEB reviewed the positions advocated by both parties. On March 19, 1997, before the PEB issued its recommendations, American and the APA reached a second tentative agreement on a new contract. The tentative agreement will be voted on by the APA Board of Directors in early April 1997 and if approved, will be submitted to the APA membership for ratification. If the tentative agreement is rejected by the APA, and unless the Congress takes additional action, either party will be permitted to resort to self-help remedies, which include, but are not limited to, a strike by members of the APA. The Company and the APA have agreed to a timetable under which neither party will resort to self-help remedies for a period of 30 days following either (i) the failure of the APA Board to approve the tentative agreement or (ii) the failure of the APA membership to ratify the tentative agreement. Any work stoppage by the APA members would have a material adverse impact on the company.

       A majority of the workforces at the four AMR Eagle carriers is represented by labor unions and covered by a number of different collective bargaining agreements. Certain of these agreements are currently in negotiation. A 1995 decision by the NMB provides that the four AMR Eagle carriers are to be treated as a single carrier for the limited purpose of labor relations, which has resulted in all employees within each specific unionized job class or craft being represented by a single union for collective bargaining purposes. This decision does not affect the current collective bargaining agreements or the corporate status of the four carriers -- each continues to be a separate company with its own operating certificate.

FUEL

The Airline Group's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1992 through 1996 were:

                                                                           Average
                                                                           Price Per
                                                                           Gallon,        Percent of
                     Gallons                            Average Price      Excluding        AMR's
                    Consumed           Total Cost        Per Gallon        Fuel Tax       Operating
       Year       (in millions)      (in millions)       (in cents)        (in cents)     Expenses
       ----       -------------     --------------      -------------     -------------   -----------

       1992          2,862          $   1,862               65.1               62.5        12.9
       1993          2,939              1,818               61.8               59.1        12.0
       1994          2,741              1,556               56.7               54.2        10.3
       1995          2,749              1,565               56.9               53.8         9.8
       1996          2,734              1,866               68.2               63.3        11.7



       Based upon American's 1996 fuel consumption, a one cent rise in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program.

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

       American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. American defers a portion of revenues from the sale of mileage credits to companies participating in the AAdvantage program and recognizes such revenues over a period approximating the period during which the mileage credits are used.

       At December 31, 1996 and 1995, American estimated that approximately 5.3 million and 4.7 million free travel awards, respectively, were eligible for redemption. At December 31, 1996 and 1995, American estimated that approximately 4.5 million and 4.0 million free travel awards, respectively, were expected to be redeemed for free travel. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage sold to others participating in the program was $469 million and $370 million, representing 8.4 percent and 8.0 percent of AMR's total current liabilities at December 31, 1996 and 1995, respectively.

       The number of free travel awards used for travel on American during the years ended December 31, 1996, 1995 and 1994, was approximately 2.2 million each year, representing 8.4 percent of total revenue passenger miles at December 31, 1996 and 1995, and 8.5 percent at December 31, 1994. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1996, is included in Note 16 to the consolidated financial statements.

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

ITEM 2.   PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by AMR's subsidiaries at December 31, 1996, included:

                                                                                                                  Weighted-
                                       Current                                                                     Average
         Equipment Type                Seating                       Capital         Operating                     Age
                                       Capacity        Owned         Leased          Leased         Total         (Years)
--------------------------------     ------------    ----------     ----------      ----------     ----------     ----------
JET AIRCRAFT
Airbus A300-600R                     192/266/267          10              -              25             35            7
Boeing 727-200                            150             64             14               -             78           20
Boeing 757-200                            188             50              9              31             90            5
Boeing 767-200                            172              8              -               -              8           14
Boeing 767-200 Extended Range             165              9             13               -             22           11
Boeing 767-300 Extended Range             207             16             15              10             41            6
Fokker 100                                 97             66              5               4             75            4
McDonnell Douglas DC-10-10            237/290             11              1               -             12           19
McDonnell Douglas DC-10-30                271              4              1               -              5           22
McDonnell Douglas MD-11               238/255             16              -               -             16            4
McDonnell Douglas MD-80                   139            119             25             116            260            9
                                                     -------       --------      ----------     ----------     --------
   Total                                                 373             83             186            642            9
                                                     =======       ========      ==========     ==========     ========

REGIONAL AIRCRAFT
ATR 42                                     46             28              2              16             46            7
Super ATR                                  64             28              -               5             33            3
Saab 340B                                  34             29             61               -             90            3
Saab 340B Plus                             34              -              -              25             25            1
Shorts 360                                 33              -              -              11             11           10
                                                     -------        -------         -------        -------        -----
   Total                                                  85             63              57            205            4
                                                     =======        =======         =======        =======        =====

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft, and amortization relating to aircraft under capital leases, see Notes 1 and 4 to the consolidated financial statements.

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). Three aircraft were delivered in 1996 and the remaining nine aircraft will be delivered between 1997 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002.

       Lease expirations for leased aircraft operated by AMR's subsidiaries and included in the preceding table as of December 31, 1996, were:

                                                                                                                    2002
                                                                                                                    and
Equipment Type                           1997           1998           1999            2000           2001        Thereafter
--------------------------------      ----------     ----------     ----------      ----------     ----------     ----------
JET AIRCRAFT
Airbus A300-600R                           -              -              -               -              -             25
Boeing 727-200                             -              -              2               4              8              -
Boeing 757-200                             -              -              -               2              2             36
Boeing 767-200 Extended Range              -              -              -               -              -             13
Boeing 767-300 Extended Range              -              -              -               8              -             17
Fokker 100                                 -              -              -               -              2              7
McDonnell Douglas DC-10-10                 1              -              -               -              -              -
McDonnell Douglas DC-10-30                 -              1              -               -              -              -
McDonnell Douglas MD-80                    -              -              -               3              9            129
                                      ==========     ==========     ==========      ==========     ==========     ==========
                                           1              1              2              17             21            227
                                      ==========     ==========     ==========      ==========     ==========     ==========


REGIONAL AIRCRAFT
ATR 42                                     -              -              3               4              -              3
Super ATR                                  2              -              -               -              -              -
Saab 340B                                  -              -              -               -              -             61
Shorts 360                                 -              -              -               -             11              -
                                      ==========     ==========     ==========      ==========     ==========     ==========
                                           2              -              3               4             11             64
                                      ==========     ==========     ==========      ==========     ==========     ==========

       The table excludes leases for 25 Saab 340B Plus aircraft, eight ATR 42 aircraft, and three Super ATR aircraft which can be canceled with six months or less notice with certain restrictions.

       Substantially all of the Airline Group's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed rate.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

       For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3.   LEGAL PROCEEDINGS

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should be excluded from the "fare" upon which the 25 percent penalty is assessed. The case has not been certified as a class action. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. American believes the matter is without merit and is vigorously defending the lawsuit.

       American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May 1988. (Wolens et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Although the complaint originally involved numerous claims, after a January 18, 1995 preemption ruling by the U.S. Supreme Court, only the plaintiffs' breach of contract claim remains. Currently, the plaintiffs allege that in May 1988, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards and that these changes breached American's contracts with AAdvantage members. The case has not been certified as a class action. Although the case has been pending for numerous years, it still is in a preliminary stage. American believes the matter is without merit and is vigorously defending it. Plaintiffs seek money damages for the alleged breach and attorneys' fees.

       In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995, a class action lawsuit entitled Gutterman vs. American Airlines, Inc., was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc., was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County court in July 1995. Although American's motion to dismiss the Gutterman lawsuit was denied, American's motion for summary judgment is still pending. No class has been certified in the Gutterman lawsuit and to date only very limited discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

       On February 10, 1995, American capped travel agency commissions for one-way and round-trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re:
Airline Travel Agency Commission Antitrust Litigation. On September 3, 1996, American reached a tentative settlement with plaintiffs whereby American agreed, inter alia, to pay $21.3 million in exchange for a release from all claims. The court entered a final judgment approving the settlement on February 7, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of AMR as of December 31, 1996, were:



Robert L. Crandall     Mr. Crandall was elected Chairman and Chief Executive
                       Officer of AMR and American in March 1985. He has been
                       President of AMR since its formation in 1982 and served as President of American from 1980 to March 1995. Age 61.

Donald J. Carty        Mr. Carty was elected President of American in March
                       1995 and Executive Vice President of AMR in October
                       1989. Except for two years service as President of Canadian Pacific Air between March 1985 and March 1987, he has been with the Company in various finance and planning positions since 1978. Age 50.

Gerard J. Arpey        Mr. Arpey was elected Chief Financial Officer in
                       March 1995 and Senior Vice President in April 1992.
                       Prior to that, he served as Vice President of American since October 1989. Age 38.

Anne H. McNamara       Mrs. McNamara was elected Senior Vice President and
                       General Counsel in June 1988. She had served as Vice
                       President - Personnel Resources of American from
                       January 1988 through May 1988. She was elected
                       Corporate Secretary of AMR in 1982 and American in 1979 and held those positions through 1987. Age 49.

Charles D. MarLett     Mr. MarLett was elected Corporate Secretary in January
                       1988. He joined American as an attorney in June 1984.
                       Age 42.


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

                                    PART II
--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded on the New York Stock Exchange (symbol
AMR). The approximate number of record holders of the Company's common stock at March 7, 1997, was 15,120.

       The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

                                                 1996                                          1995
                                 -------------------------------------         -------------------------------------
                                      High                   Low                    High                   Low
                                 ---------------       ---------------         ---------------       ---------------

QUARTER ENDED
March 31                         $     92 3/4          $     68 5/8            $     65 3/4          $     54 7/8
June 30                                96 3/4                86 1/2                  76 1/4                64
September 30                           91 1/8                76 3/4                  79 3/4                68 1/8
December 31                            93                    79 3/8                  78                    64 3/8


       No cash dividends on common stock were declared for any period during 1996 or 1995. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------------

                                       1996                1995                1994                1993                1992
                                   -------------       ------------        ------------        ------------        ------------

Total operating revenues           $   17,753          $   16,910          $   16,137          $   15,816          $   14,396
Operating income (loss)                 1,839               1,015               1,006                 690                 (25)
Earnings (loss) before
   extraordinary loss and
   cumulative effect of
   accounting changes                   1,105                 191                 228                 (96)               (475)
Earnings (loss) before cumulative
   effect of accounting changes         1,016                 162                 228                (110)               (475)
Net earnings (loss)                     1,016                 162                 228                (110)               (935)
Earnings (loss) per common share
   before extraordinary loss,
   cumulative effect of
   accounting changes,
   and effect of preferred stock
   exchange:(1)
     Primary                            12.64                2.48               2.26                (2.05)               (6.35)
     Fully diluted                      12.15                2.48               2.26                (2.05)               (6.35)
Net earnings (loss) per common share:
     Primary                            11.63                2.11               4.51                (2.23)              (12.49)
     Fully diluted                      11.19                2.11               4.51                (2.23)              (12.49)
Total assets                           20,497              19,556             19,486               19,326               18,706
Long-term debt                          2,752               4,983              5,603                5,431                5,643
Obligations under capital leases,
   less current obligations             1,790               2,069              2,275                2,123                2,195
Obligation for postretirement
   benefits                             1,530               1,439              1,254                1,090                1,006


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

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions and AMR Eagle, Inc., a separate subsidiary of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1996, American provided scheduled jet service to more than 160 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. It provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE, INC. owns the four regional airlines which operate as "American Eagle"--Executive Airlines, Inc., Flagship Airlines, Inc., Simmons Airlines, Inc. and Wings West Airlines, Inc. The American Eagle carriers provide connecting turboprop service from six of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

THE SABRE GROUP

The SABRE Group is a world leader in the electronic distribution of travel through its proprietary travel reservation and information system, SABRE(R), and is the largest electronic distributor of travel in the United States. In addition, The SABRE Group is a leading provider of solutions to the airline industry and fulfills substantially all of the information technology requirements of American and AMR's other subsidiaries.

ELECTRONIC TRAVEL DISTRIBUTION SABRE and other global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through SABRE, travel agencies, corporate travel departments and individual consumers can access information on and book reservations with airlines and other providers of travel and travel-related products and services. As of December 31, 1996, travel agencies with more than 30,000 locations in over 70 countries on six continents subscribed to SABRE, and three million individuals subscribed to Travelocity(sm) and easySABRE(sm), The SABRE Group's consumer-direct products. SABRE subscribers are able to make reservations with more than 400 airlines, more than 50 car rental companies and more than 200 hotel companies covering approximately 35,000 hotel properties worldwide.

INFORMATION TECHNOLOGY SOLUTIONS The SABRE Group is a leading provider of solutions, including software development and product sales, transactions processing and consulting, to the airline industry and employs its airline expertise to offer solutions to other industries that face similar complex operations issues, including the airport, railroad, logistics, hospitality and financial services industries. The SABRE Group also provides substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries.

MANAGEMENT SERVICES GROUP

The Management Services Group consists of four AMR subsidiaries -- AMR Services Corporation, Americas Ground Services, Inc. (AGS), AMR Investment Services, Inc. and Airline Management Services, Inc. (AMS).

AMR SERVICES CORPORATION has six operating divisions: AMR Airline Services, AMR Combs, AMR Distribution Systems, TeleService Resources (TSR), Data Management Services (DMS) and the AMR Training Group. The AMR Airline Services division's main lines of business include airline passenger, ramp and cargo handling, cabin service and an array of other air transportation-related services for carriers around the world. AMR Airline Services is the primary provider of service at 17 airports for American and has contracts with approximately 200 customers in 60 cities throughout North America, Europe and Asia. AMR Combs, the executive aviation services division of AMR Services, is a premier corporate aviation services network of 14 facilities in major business centers in the United States and Mexico. AMR Distribution Systems serves the logistics marketplace and specializes in logistics management, contract warehousing, trucking and multi-modal freight forwarding services. TSR provides comprehensive telemarketing and reservation services for a wide range of corporate and hospitality industry clients. As a telemarketer, TSR serves a substantial base of Fortune 500 companies with inbound and outbound call-handling capabilities. TSR's reservations group is one of the world's largest third-party, private-label reservation services companies. DMS provides data capture and document management services to American and to companies in the insurance, financial services and transportation industries. The AMR Training Group operates the American Airlines Training & Conference Center and provides a wide variety of training services to American and a number of other corporate clients.

AGS provides airline ground and cabin service handling at 11 locations in eight countries in the Caribbean and Central and South America.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other institutional investors. It also manages the American AAdvantage Funds, which have both institutional shareholders--including pension funds, financial advisors, corporations and banks--and individual shareholders. As of December 31, 1996, AMR Investment Services was responsible for management of approximately $16.0 billion in assets, including direct management of approximately $5.7 billion in short-term investments.

AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian Airlines International Limited which the Company signed in 1994.

RESULTS OF OPERATIONS

SUMMARY AMR's net income in 1996 was $1.0 billion, or $11.63 per common share ($11.19 fully diluted). On October 17, 1996, The SABRE Group completed an initial public offering of 23,230,000 shares of its Class A Common Stock, representing 17.8 percent of the economic interest in The SABRE Group, for net proceeds of approximately $589 million. The Company recorded a $497 million gain in the fourth quarter of 1996 related to the initial public offering. Additionally, AMR recorded a $251 million charge ($230 million after tax) in the fourth quarter of 1996 associated with the Company's relationship with Canadian Airlines International Limited (Canadian). AMR also recorded a $26 million charge ($16 million after tax) in the fourth quarter of 1996 to write down the value of aircraft interiors the Company plans to refurbish. To reduce interest expense, the Company repurchased and/or retired prior to scheduled maturity approximately $1.1 billion in face value of long-term debt and capital lease obligations. These transactions resulted in an extraordinary loss of $136 million ($89 million after tax) in 1996. Excluding these special items, net earnings were $854 million.

       AMR's net income in 1995 was $162 million ($2.11 per common share, primary and fully diluted). During the fourth quarter of 1995, AMR recorded a charge of $533 million ($334 million after tax) related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with renegotiated labor contracts covering members of the Transport Workers Union (TWU) and the Association of Professional Flight Attendants (APFA), as well as provisions for the write-down of certain McDonnell Douglas DC-10 aircraft and the planned retirement of certain turboprop aircraft, and other restructuring activities. In addition to the restructuring costs, the Company's 1995 earnings include a charge of $41 million ($26 million after tax) related to the loss of an aircraft operated by American. During 1995, AMR repurchased and/or retired prior to scheduled maturity $378 million in face value of long-term debt, net of sinking fund balances. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $45 million ($29 million after tax) in 1995. Excluding these special charges, net earnings were $551 million.

BUSINESS SEGMENTS In the second quarter of 1996, American and The SABRE Group completed the negotiations of a new technology services agreement pursuant to which The SABRE Group performs data processing and solutions services for American. This new agreement reflects the recent downward trend in market prices for data processing services. Additionally, the two companies completed negotiations on new agreements covering the provision of air travel and certain marketing services by American to The SABRE Group. The parties agreed to apply the financial terms of these agreements as of January 1, 1996, which is reflected in the reporting segments' financial highlights noted below.

       As part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The SABRE Group to American. This will reduce the Airline Group's annual interest costs by approximately $60-70 million and increase The SABRE Group's annual interest costs by an amount dependent upon the outstanding balance of the debenture. On October 17, 1996, The SABRE Group repaid approximately $532 million of this debenture with proceeds from its initial public offering.

       The following sections provide a discussion of AMR's results by reporting segment. The gain on sale of stock by subsidiary of $497 million and minority interest expense of $2 million have not been allocated to a reporting segment. Additional segment information is included in Note 15 to the consolidated financial statements.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------
(dollars in millions)                                        Year Ended December 31,
                                                        -------------------------------------
                                                           1996           1995        1994
                                                        ---------     ---------     ---------
REVENUES
   Passenger - American Airlines, Inc.                  $  13,645     $  13,134     $  12,652
             - AMR Eagle, Inc.                              1,047           976           964
   Cargo                                                      682           677           666
   Other                                                      837           714           613
                                                        ---------     ---------     ---------
                                                           16,211        15,501        14,895
OPERATING EXPENSES
   Wages, salaries and benefits                             5,191         5,082         4,923
   Aircraft fuel                                            1,936         1,623         1,614
   Commissions to agents                                    1,252         1,293         1,335
   Depreciation and amortization                            1,018         1,070         1,057
   Other operating expenses                                 5,372         5,336         5,080
   Restructuring costs                                       --             533           272
                                                        ---------     ---------     ---------
     Total operating expenses                              14,769        14,937        14,281
                                                        ---------     ---------     ---------
OPERATING INCOME                                            1,442           564           614

OTHER INCOME (EXPENSE)                                       (428)         (650)         (617)
                                                        ---------     ---------     ---------

EARNINGS (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY LOSS                               $   1,014     $     (86)    $      (3)
                                                        =========     =========     =========

Average number of equivalent employees                     88,900        89,400        90,300

OPERATING STATISTICS

AMERICAN AIRLINES JET AIRLINE OPERATIONS
   Revenue passenger miles (millions)                     104,710       102,918        98,896
   Available seat miles (millions)                        152,886       155,337       152,668
   Cargo ton miles (millions)                               2,028         2,046         1,983
   Passenger load factor                                     68.5%         66.3%         64.8%
   Breakeven load factor excluding special charges           60.2%         59.6%         59.5%
   Passenger revenue yield per passenger mile (cents)       13.03         12.76         12.79
   Passenger revenue per available seat mile (cents)         8.92          8.46          8.29
   Cargo revenue yield per ton mile (cents)                 33.14         32.64         33.11
   Operating expenses excluding special charges
      per available seat mile (cents)                        8.91          8.57          8.52
   Operating aircraft at year-end                             642           635           647

AMR EAGLE, INC
   Revenue passenger miles (millions)                       2,590         2,492         2,486
   Available seat miles (millions)                          4,431         4,488         4,379
   Passenger load factor                                     58.5%         55.5%         56.8%
   Operating aircraft at year-end                             205           261           270

REVENUES
1996 COMPARED TO 1995 Airline Group revenues of $16.2 billion in 1996 were up $710 million, 4.6 percent, versus 1995. American's passenger revenues increased
3.9 percent, or $511 million. The increase in passenger revenues resulted primarily from a 2.1 percent increase in passenger yield (the average amount one passenger pays to fly one mile) from 12.76 to 13.03 cents and a 1.7 percent increase in passenger traffic. For the year, domestic yields increased 2.6 percent, Latin American yields increased 0.2 percent and European yields increased 3.1 percent, while Pacific yields decreased 10.5 percent. The decline in Pacific yields was primarily due to the foreign exchange impact of the weaker yen. In 1996, American derived 69.6 percent of its passenger revenues from domestic operations and 30.4 percent from international operations.

       American's domestic traffic increased 2.3 percent to 72.9 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.7 percent. International traffic grew
0.4 percent to 31.8 billion RPMs on a capacity decline of 1.2 percent. The increase in international traffic was led by a 5.0 percent increase in Latin America on capacity growth of 3.9 percent, offset by a 3.9 percent decrease in Europe on a capacity decline of 6.4 percent.

       The Airline Group benefited from a number of external factors in 1996. First, a healthy U.S. economy produced strong demand for air travel. Second, industry capacity grew at a more modest rate, which led to higher industry load factors and a healthy pricing environment. And third, U.S. carriers benefited from an eight-month lapse in the application of the 10 percent excise tax on airline tickets.

       The AMR Eagle carriers' passenger revenues increased by 7.3 percent or $71 million. Traffic on the AMR Eagle carriers increased 3.9 percent to 2.6 billion RPMs, while capacity decreased 1.3 percent. Passenger yield increased
3.2 percent, in part due to the significant changes made to AMR Eagle's fleet and route network to increase efficiency. These changes included closing its Nashville hub and 33 other stations, and grounding 54 aircraft, primarily 19-seat Jetstream aircraft. In the first quarter of 1995, AMR Eagle redeployed its fleet of ATR aircraft in response to the FAA's temporary restrictions on the operation of ATR aircraft in known or forecast icing conditions. The fleet disruption adversely impacted AMR Eagle's results in the first and second quarters of 1995.

       Other revenues increased 17.2 percent, $123 million, primarily as a result of an increase in aircraft maintenance work and airport ground services performed by American for other airlines and increased employee travel service charges. The remaining portion of the increase is attributable to the growth in passenger traffic.

1995 COMPARED TO 1994 Airline Group revenues of $15.5 billion in 1995 were up $606 million, 4.1 percent, versus 1994. American's passenger revenues increased
3.8 percent, or $482 million. The increase in passenger revenues resulted primarily from a 4.1 percent increase in passenger traffic, partially offset by a 0.2 percent decrease in passenger yield from 12.79 to 12.76 cents. American's average stage length increased approximately 8.2 percent from 1994 to 1995, which contributed to the decrease in passenger yield since per mile fares for longer trips tend to be lower than for shorter trips. For the year, domestic yields decreased 1.1 percent and Latin American yields decreased 4.2 percent; yields increased 8.1 percent in Europe and 8.2 percent in the Pacific. In 1995, American derived 68.9 percent of its passenger revenues from domestic operations and 31.1 percent from international operations.

       American's domestic traffic increased 1.7 percent to 71.2 billion RPMs, while domestic capacity, as measured by ASMs, decreased 1.3 percent. International traffic grew 9.8 percent to 31.7 billion RPMs on capacity growth of 9.6 percent. The increase in international traffic was led by a 13.4 percent increase in Latin America on capacity growth of 12.4 percent, and a 7.4 percent increase in Europe on capacity growth of 7.9 percent.

       The AMR Eagle carriers' passenger revenues increased by 1.2 percent or $12 million. Traffic on the AMR Eagle carriers increased 0.2 percent to 2.5 billion RPMs, while capacity grew 2.5 percent.

       The Airline Group's results were adversely affected by the disruption of American Eagle operations at the Chicago and Raleigh/Durham hubs in the first half of 1995 in response to the FAA's temporary restrictions on the operation of ATR aircraft in known or forecast icing conditions. In addition, in April 1995, a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately 10 percent of American's fleet and approximately nine percent of AMR Eagle's fleet, forcing the carriers to temporarily reduce scheduled service.

       Other revenues increased 16.5 percent, $101 million, primarily as a result of an increase in contract maintenance and airport ground services performed by American for other airlines. The remaining portion of the increase is attributable to the growth in passenger traffic.

OPERATING EXPENSES
1996 COMPARED TO 1995 Airline Group operating expenses in 1995 included restructuring costs of $533 million, related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with renegotiated labor contracts covering members of the TWU and the APFA, as well as provisions for the write-down of certain DC-10 aircraft and the planned retirement of certain turboprop aircraft, and other restructuring activities. Excluding the restructuring costs, the Airline Group's operating expenses increased 2.5 percent, or $365 million. American's capacity decreased 1.6 percent to 152.9 billion ASMs. As a result, Jet Airline cost per ASM, excluding restructuring costs in 1995 and the write-down of aircraft interiors in 1996, increased 4.0 percent to 8.91 cents.

       Despite a 0.6 percent decrease in the average number of equivalent employees, wages, salaries and benefits expense rose 2.1 percent, or $109 million. The increase was due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing.

       Fuel expense increased 19.3 percent, $313 million, due to a 19.9 percent increase in American's average price per gallon, including the 4.3 cents per gallon domestic fuel tax imposed on the airline industry since October 1995.

       Commissions to agents decreased 3.2 percent, $41 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, partially offset by commissions on increased passenger revenues.

       Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses and miscellaneous operating expenses, increased 0.7 percent, or $36 million. Aircraft rentals decreased 8.2 percent, $55 million, primarily as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense. Maintenance materials and repairs expense increased 8.5 percent, $54 million, primarily due to five additional aircraft check lines added at American's maintenance bases in 1996 as a result of the maturing of its fleet. Miscellaneous operating expenses (including outsourced services, data processing services, booking fees, credit card fees, crew travel expenses, advertising and communications costs) increased by 1.3 percent or $33 million, including a $26 million charge in 1996 to write down the value of aircraft interiors American plans to refurbish.

1995 COMPARED TO 1994 Airline Group operating expenses in 1995 included the restructuring costs of $533 million described above. Airline Group operating expenses in 1994 included restructuring costs of $272 million, primarily resulting from the cost of future pension and other postretirement benefits related to agent and management voluntary early retirement programs. Excluding the restructuring costs, the Airline Group's operating expenses increased 2.8 percent, or $395 million. American's capacity increased 1.7 percent to 155.3 billion ASMs. Jet Airline cost per ASM, excluding special charges, increased
0.6 percent to 8.57 cents.

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

       Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance expenses and miscellaneous operating expenses, increased 5.0 percent, or $256 million. Maintenance materials and repairs expense increased 11.7 percent, $66 million, primarily due to reduced expense in 1994 as a result of warranty recoveries as well as certain engine and airframe service checks that became due for the first time in 1995. Miscellaneous operating expenses (including data processing services, booking fees, crew travel expenses, credit card fees, advertising and communications costs) increased by 7.4 percent or $176 million, primarily due to costs associated with increased contract maintenance work that American performed for other airlines. In addition, the Airline Group recognized approximately $19 million in foreign currency exchange losses attributable to unfavorable exchange rates, primarily in Latin America.

OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous-net.

1996 COMPARED TO 1995 Interest expense, net of amounts capitalized, decreased
25.2 percent, $171 million, due primarily to scheduled debt repayments and the repurchase and/or retirement prior to scheduled maturity of approximately $1.1 billion in face value of long-term debt and capital lease obligations. Also, the Company's convertible debentures were converted into common stock of AMR in May 1996, resulting in an $834 million decrease in long-term debt and a $43 million reduction in interest expense from 1995 to 1996. Interest income increased $29 million, or 39.2 percent, due primarily to higher investment balances.

       Miscellaneous-net for 1996 includes a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement. Miscellaneous - net for 1995 includes a $41 million charge related to the loss of an aircraft operated by American.

1995 COMPARED TO 1994 Interest expense, net of amounts capitalized, increased
11.9 percent, $72 million, due primarily to the issuance of $1.02 billion of convertible debentures in exchange for 2.04 million preferred shares in late 1994, and the effect of rising short-term interest rates on floating rate debt and interest rate swap agreements, partially offset by reductions due to the repurchase and retirement of debt. Interest income increased $22 million due to higher average rates and higher investment balances.

       Miscellaneous - net for 1995 includes a $41 million charge related to the loss of an aircraft operated by American. Miscellaneous - net for 1994 includes a $25 million charge related to the loss of two regional aircraft operated by subsidiaries of AMR Eagle.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                    Year Ended December 31,
                                                        ----------------------------------------------------------
                                                             1996                  1995                  1994
                                                        ---------------       --------------        --------------
REVENUES                                                $       1,622         $       1,529         $       1,407

OPERATING EXPENSES                                              1,295                 1,149                 1,057
                                                        ---------------       --------------        --------------

OPERATING INCOME                                                  327                   380                   350

OTHER INCOME (EXPENSE)                                            (21)                  (10)                  (26)
                                                        ---------------       --------------        --------------

EARNINGS BEFORE INCOME TAXES                            $         306         $         370          $        324
                                                        ===============       ==============        ==============

Average number of equivalent employees                          7,900                 7,300                 7,000


REVENUES
1996 COMPARED TO 1995 Revenues for The SABRE Group increased 6.1 percent, $93 million, primarily due to an increase in booking volumes partially attributable to international expansion in Europe and Latin America, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE. This increase was partially offset by a reduction in revenues due to the application of the financial terms of the technology services agreement signed with American in 1996.

1995 COMPARED TO 1994 Revenues for The SABRE Group increased 8.7 percent, $122 million, primarily due to an overall increase in the price per booking charged to associates, a migration of associates to higher participation levels within SABRE and an increase in booking volumes primarily attributable to international expansion in Europe and Latin America. Revenues from information technology solutions provided to Canadian, under the services agreement between AMR and Canadian which began producing revenues in November 1994, increased $36 million due to the impact of a full year of services provided. This increase was partially offset by a decrease in such services provided to American primarily due to a change in the pricing structure implemented in 1995.

OPERATING EXPENSES
1996 COMPARED TO 1995 Operating expenses increased 12.7 percent, $146 million, due primarily to increases in salaries and benefits and subscriber incentive expenses. Salaries and benefits increased due to an increase of approximately eight percent in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and annual salary increases. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's customer base. Additionally, the new agreements with American covering air travel and certain marketing services and other changes resulting from the Reorganization increased operating expenses in 1996.

1995 COMPARED TO 1994 Operating expenses increased 8.7 percent, $92 million, due primarily to increases in salaries and benefits, travel service costs from American and subscriber incentive expenses. Salaries and benefits increased due to an increase of approximately four percent in the average number of equivalent employees and annual salary increases. Travel service costs increased due to an increase in the number of employees and an increase in the negotiated rates with American. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's customer base.

OTHER INCOME (EXPENSE)
1996 COMPARED TO 1995 Other income (expense) increased $11 million due primarily to interest expense incurred on the $850 million subordinated debenture payable to AMR issued in conjunction with the Reorganization, partially offset by increased interest income.

1995 COMPARED TO 1994 Other income (expense) decreased $16 million due primarily to a reduction in interest expense resulting from lower balances due to affiliates.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------

(dollars in millions)                         Year Ended December 31,
                                         --------------------------------
                                            1996       1995         1994
                                         ---------   --------    --------
REVENUES                                 $    620    $    572    $    548

OPERATING EXPENSES                            550         501         506
                                         --------    --------    --------

OPERATING INCOME                               70          71          42

OTHER INCOME (EXPENSE)
   Canadian Airlines charges                 (251)       --          --
   Miscellaneous - net                         (1)         (2)          7
                                         --------    --------    --------
                                             (252)         (2)          7
                                         --------    --------    --------

EARNINGS (LOSS) BEFORE INCOME TAXES      $   (182)   $     69    $     49
                                         ========    ========    ========

Average number of equivalent employees     14,500      13,300      12,500

REVENUES
1996 COMPARED TO 1995 Revenues for the Management Services Group increased 8.4 percent, or $48 million. This increase is due principally to AMR Services Corporation, which experienced higher revenue as a result of increased airline passenger, ramp and cargo handling services provided by its AMR Airline Services division and increased telemarketing services provided by its TeleService Resources division. This increase was partially offset by a $12 million reduction in fees for services provided to Canadian. In the fourth quarter of 1996, AMR conceptually agreed to reduce its fees as part of Canadian's restructuring program.

1995 COMPARED TO 1994 Revenues for the Management Services Group increased 4.4 percent, or $24 million. Revenues for Airline Management Services, which was formed in 1994 to manage the Company's service contracts with other airlines including Canadian, increased $25 million.

OPERATING EXPENSES
1996 COMPARED TO 1995 Operating expenses increased 9.8 percent, or $49 million, due to a $27 million increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees and a $22 million increase in other operating expenses commensurate with the increase in revenues.

1995 COMPARED TO 1994 Operating expenses decreased 1.0 percent, or $5 million, due to a $14 million increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees and a $19 million decrease in other operating expenses, due primarily to the effect of the sale of AMR Combs' Learjet Service Centers offset by increased expenses due to the business growth of AMR Services' other lines of business.

OTHER INCOME (EXPENSE)
Other income (expense) for 1996 includes a $251 million charge associated with the Company's relationship with Canadian. This charge includes $192 million related to the write-off of AMR's investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian and $59 million related to the write-off of certain deferred costs relating to AMR's agreement to provide a variety of management, technical and administrative services to Canadian.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $2.7 billion in 1996, $2.2 billion in 1995 and $1.6 billion in 1994. The $536 million increase from 1995 to 1996 resulted primarily from increased net earnings and an increase in the air traffic liability due to higher revenues and fare sale activity in late 1996 compared to 1995. The $571 million increase from 1994 to 1995 resulted from an increase in net income before non-cash restructuring costs and provisions for losses of approximately $205 million combined with the timing of cash payments near year-end.

       Capital expenditures in 1996 totaled $547 million, compared to $928 million in 1995 and $1.1 billion in 1994, and included the acquisition of four Boeing 757-200 aircraft by American. Additionally, during June and July 1996, American made prepayments totaling $565 million on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. These expenditures, as well as the expansion of certain airport facilities, were funded primarily with internally generated cash.

       As a result of its initial public offering, The SABRE Group received net proceeds of approximately $589 million.

       In May 1996, the Company's convertible debentures were converted into common stock of AMR, which resulted in an $834 million decrease in long-term debt and an $817 million increase in stockholders' equity (net of conversion fees and issuance costs). Also during 1996, the Company repurchased and/or retired prior to scheduled maturity approximately $1.1 billion in face value of long-term debt and capital lease obligations. Collectively, these improvements to the balance sheet will result in interest savings of approximately $160 million in 1997.

       American has a $1.0 billion credit facility agreement which expires December 19, 2001 (the original agreement). At American's option, interest on the original agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). In February 1997, American negotiated an additional $1.0 billion credit facility agreement, which will expire December 31, 1997 (the new agreement). Any borrowings under the new agreement will be secured by aircraft owned by American. To the extent that the value of such aircraft exceeds any claims due under the new agreement, the excess value will secure borrowings under the original agreement. At March 24, 1997, no borrowings were outstanding under either agreement.

CAPITAL COMMITMENTS

FIRM DELIVERIES At March 24, 1997, AMR had no firm orders for jet aircraft or turboprop aircraft.

AIRCRAFT OPTIONS At December 31, 1996, AMR had 52 turboprop aircraft available on option-42 Super ATRs and 10 ATR 42s. No jet aircraft options were outstanding at December 31, 1996.

OTHER INFORMATION

WORKING CAPITAL AMR (principally American Airlines) historically operates with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

DEFERRED TAX ASSETS As of December 31, 1996, the Company had deferred tax assets aggregating approximately $2.8 billion, including approximately $680 million of alternative minimum tax credit carryforwards. The Company believes substantially all the deferred tax assets will be realized through reversal of existing taxable temporary differences.

ENVIRONMENTAL MATTERS Subsidiaries of AMR have been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. AMR's alleged volumetric contributions at these sites are minimal. AMR does not expect these matters, individually or collectively, to have a significant impact on its financial position or liquidity. Additional information is included in Note 3 to the consolidated financial statements.

OUTLOOK FOR 1997

AMR's strong financial performance in 1996 reflects a strong economy as well as the Company's efforts to strengthen the American network and hub performance, rationalize AMR Eagle's fleet and schedule, and reduce costs wherever possible while maintaining the airline's revenue premium versus the industry.

AIRLINE GROUP Assuming that a reasonable settlement can be worked out with the Allied Pilots Association (APA), the Company expects 1997 to be another satisfactory year for American. A strong U.S. economy, healthy demand for air travel, and modest industry capacity growth allow the Company to remain cautiously optimistic--subject to the ongoing negotiations with the APA-- about 1997 revenues. Although the outcome of the FAA financing debate remains uncertain, the year-end lapse of the ticket tax had a positive effect on first quarter 1997 unit revenues--as it did for eight months of 1996. The tax was reimposed beginning March 7, 1997 through September 30, 1997. It is unclear at this time whether the tax will be extended beyond September 1997.

       The Company expects 1997 to be a year of relative schedule stability for both American and AMR Eagle. American's focus will be to sustain its strength at Dallas/Fort Worth and Miami, and increase market share at Chicago. Total system capacity is expected to increase slightly. While American does not plan to add or drop a significant number of routes in 1997, the Company does expect to improve dependability at the airline and has been refining the schedule -- adjusting block times, lengthening connecting times, and resequencing flights-- in an effort to accomplish that goal.

       Pressure to reduce costs will continue, although the volatility of fuel prices makes any prediction of overall costs very difficult. Excluding fuel, the Company anticipates an increase in unit costs of about two to three percent, driven by increased maintenance costs as American's fleet continues to mature, higher labor costs associated with the normal seniority increases in the union contracts, and various other inflationary pressures.

       In June 1996, the Company announced its plans to create a worldwide alliance between American and British Airways Plc. Subject to regulatory approval, the two carriers will introduce extensive code sharing across each other's networks and establish full reciprocity between their frequent flyer programs. Additionally, the carriers will combine their passenger and cargo activities between the United States and Europe and will share the resulting profits on these services.

       In November 1996, the Company announced an aircraft acquisition arrangement with Boeing, including firm orders for 103 aircraft and "purchase rights" for 527 additional jets. This arrangement would allow the airline to move gradually toward a very high level of fleet commonality, and provide for modest capacity growth in future years. The Company made its arrangement with Boeing contingent on ratification of the tentative agreement with the APA reached in September 1996. Since this did not occur, the future of this aircraft order is uncertain.

THE SABRE GROUP The SABRE Group expects continued profitable growth in 1997. Though it is still in the very early days of its existence separate from American, The SABRE Group expects that separation will enable it to increase the scope of its technology solutions business to include more airlines and other travel providers.

       In 1997, The SABRE Group will use its strong cash flow to make the investments necessary to sustain SABRE's position as the most successful travel distribution system -- and to sustain industry leadership in the increasingly important direct-to-consumer channels.

MANAGEMENT SERVICES GROUP The Management Services Group comprises several businesses whose activities are various and diverse. While most of the businesses expect profitable growth in 1997, combined Management Services Group results will be adversely affected by the Company's agreement -- subject to certain conditions -- to reduce fees charged to Canadian Airlines for management services as part of Canadian's financial restructuring. As a result, combined Management Services Group operating results will likely be lower in 1997.

BALANCE SHEET OUTLOOK Absent any aircraft expenditures in 1997, AMR's capital spending is expected to total approximately $800 million in 1997. Given stable earnings and modest capital spending, the Company expects to generate surplus cash again in 1997. The magnitude of surplus cash will be dependent on the amount of earnings and the disposition of the suspended Boeing aircraft order. The Company will continue to evaluate uses for its surplus cash, which could include the retirement or refinancing of debt and other fixed obligations, as well as the repurchase in the open market of equity. The total amount and type of debt and/or equity retired, refinanced and repurchased will depend on market conditions, AMR's cash position and other considerations during the year.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, projections relating to results of operations and financial conditions and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

UNCERTAINTY OF FUTURE COLLECTIVE BARGAINING AGREEMENTS The Company's operations could be adversely affected by failure of the Company to reach agreement with any labor union representing the Company's employees or by an agreement with a labor union representing the Company's employees that contains terms which prevent the Company from competing effectively with other airlines. Specifically, as discussed above, if the tentative agreement is rejected by the APA and unless the Congress takes additional action, either party will be permitted to resort to self-help remedies, which include, but are not limited to, a strike by members of the APA. The Company and the APA have agreed to a timetable under which neither party will resort to self-help remedies for a period of 30 days following either (i) the failure of the APA Board to approve the tentative agreement or (ii) the failure of the APA membership to ratify the tentative agreement.

ECONOMIC AND OTHER CONDITIONS The airline industry is affected by changes in national, regional and local economic conditions, inflation, war (or the threat thereof), consumer preferences and spending patterns, demographic trends, consumer perceptions of airline safety, costs of safety and security measures and weather.

COMMODITY PRICES Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that the Airline Group would be able to pass on increased fuel prices to its customers by increasing fares.

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of the Airline Group's routes is highly competitive. On most of its non-stop routes, the Airline Group competes with at least one, and usually more than one, major domestic airline, as well as lower-cost carriers. The Airline Group also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Airline Group's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be give that any future fare reduction would be offset by increases in passenger traffic or changes in the mix of traffic that improves yields.

COMPETITION IN ELECTRONIC TRAVEL DISTRIBUTION The markets in which the Company's electronic travel distribution business competes are highly competitive. The SABRE Group competes primarily against other large and well-established global distribution systems and is always faced with the potential of new competitors, particularly as new channels for distribution develop. Increased competition could cause The SABRE Group to reduce prices, to increase spending on marketing or product development or otherwise to take actions that might adversely affect its operating earnings.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals needed for code sharing and other arrangements with other airlines and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                ------------
Report of Independent Auditors                                      30

Consolidated Statement of Operations                                31

Consolidated Balance Sheet                                          33

Consolidated Statement of Cash Flows                                35

Consolidated Statement of Stockholders' Equity                      36

Notes to Consolidated Financial Statements                          37

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


         We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 11 to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets.


                                                    ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 14, 1997, except for the first
      paragraph of Note 3, for which
      the date is March 24, 1997

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

--------------------------------------------------------------------------------------

                                                           Year Ended December 31,
                                                      --------------------------------
                                                        1996        1995        1994
                                                      --------    --------    --------
REVENUES
   Airline Group:
     Passenger - American Airlines, Inc.              $ 13,645    $ 13,134    $ 12,652
               - AMR Eagle, Inc.                         1,047         976         964
     Cargo                                                 682         677         666
     Other                                                 837         714         613
                                                      --------    --------    --------
                                                        16,211      15,501      14,895

   The SABRE Group                                       1,622       1,529       1,407
   Management Services Group                               620         572         548
   Less: Intergroup revenues                              (700)       (692)       (713)
                                                      --------    --------    --------
     Total operating revenues                           17,753      16,910      16,137
                                                      --------    --------    --------

EXPENSES
   Wages, salaries and benefits                          5,961       5,779       5,550
   Aircraft fuel                                         1,936       1,623       1,614
   Commissions to agents                                 1,252       1,293       1,335
   Depreciation and amortization                         1,204       1,259       1,250
   Other rentals and landing fees                          895         878         852
   Maintenance materials and repairs                       697         641         577
   Food service                                            672         682         670
   Aircraft rentals                                        616         671         695
   Other operating expenses                              2,681       2,536       2,310
   Restructuring costs                                    --           533         278
                                                      --------    --------    --------
     Total operating expenses                           15,914      15,895      15,131
                                                      --------    --------    --------
OPERATING INCOME                                         1,839       1,015       1,006

OTHER INCOME (EXPENSE)
   Interest income                                          80          63          46
   Interest expense                                       (499)       (670)       (615)
   Gain on sale of stock by subsidiary                     497        --          --
   Miscellaneous - net                                    (284)        (55)        (67)
                                                      --------    --------    --------
                                                          (206)       (662)       (636)
                                                      --------    --------    --------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS      1,633         353         370
Income tax provision                                       528         162         142
                                                      --------    --------    --------
EARNINGS BEFORE EXTRAORDINARY LOSS                       1,105         191         228
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                     (89)        (29)       --
                                                      --------    --------    --------

NET EARNINGS                                          $  1,016    $    162    $    228
                                                      ========    ========    ========
--------------------------------------------------------------------------------------

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(in millions, except per share amounts)

----------------------------------------------------------------------------------------------
                                                                     Year Ended December 31,
                                                                  ----------------------------
                                                                     1996      1995      1994
                                                                   --------   ------   -------
NET EARNINGS                                                         $  1,016   $ 162   $  228
Preferred stock dividends                                                  --      --      (56)
Increase in additional paid-in capital from preferred
   stock exchange                                                          --      --      171
                                                                     --------   -----   ------

EARNINGS APPLICABLE TO COMMON SHARES                                 $  1,016   $ 162   $  343
                                                                     ========   =====   ======

EARNINGS (LOSS) PER COMMON SHARE:
   PRIMARY
     Before effect of preferred stock exchange and
       extraordinary loss                                            $  12.64   $2.48   $ 2.26
     Effect of preferred stock exchange                                    --      --     2.25
     Extraordinary loss                                                 (1.01)  (0.37)      --
                                                                     --------   -----   ------

     Net earnings                                                    $  11.63   $2.11   $ 4.51
                                                                     ========   =====   ======

   FULLY DILUTED
     Before effect of preferred stock exchange and
       extraordinary loss                                            $  12.15   $2.48   $ 2.26
     Effect of preferred stock exchange                                  --       --      2.25
     Extraordinary loss                                                 (0.96)  (0.37)     --
                                                                     --------   -----   ------

     Net earnings                                                    $ 11.19    $2.11   $ 4.51
                                                                     ========   =====   ======
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions)

-----------------------------------------------------------------------------------------

                                                                          December 31,
                                                                       ----------------
                                                                         1996     1995
                                                                       -------  -------
ASSETS
CURRENT ASSETS
   Cash                                                                $    68  $    82
   Short-term investments                                                1,743      819
   Receivables, less allowance for uncollectible
     accounts (1996-$17; 1995-$18)                                       1,382    1,153
   Inventories, less allowance for obsolescence
     (1996-$213; 1995-$250)                                                633      589
   Deferred income taxes                                                   404      357
   Other current assets                                                    240      137
                                                                       -------  -------
     Total current assets                                                4,470    3,137

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                            13,223   13,396
   Less accumulated depreciation                                         3,972    3,544
                                                                       -------  -------
                                                                         9,251    9,852

   Other equipment and property, at cost                                 3,982    4,204
   Less accumulated depreciation                                         2,100    2,240
                                                                       -------  -------
                                                                         1,882    1,964
                                                                       -------  -------
                                                                        11,133   11,816

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                      2,882    2,368
   Other equipment and property                                            261      256
                                                                       -------  -------
                                                                         3,143    2,624
   Less accumulated amortization                                           971      875
                                                                       -------  -------
                                                                         2,172    1,749

OTHER ASSETS
   Route acquisition costs, less accumulated amortization
     (1996 - $182; 1995 - $153)                                            974    1,003
   Airport operating and gate lease rights, less accumulated
      amortization(1996 - $123; 1995 - $104)                               345      364
   Prepaid pension cost                                                    446      268
   Other                                                                   957    1,219
                                                                       -------  -------
                                                                         2,722    2,854
                                                                       -------  -------

TOTAL ASSETS                                                           $20,497  $19,556
                                                                       =======  =======
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)

---------------------------------------------------------------------------
                                                         December 31,
                                                      ---------------------
                                                        1996         1995
                                                      --------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $  1,068    $    817
   Accrued salaries and wages                              823         694
   Accrued liabilities                                   1,232       1,305
   Air traffic liability                                 1,889       1,466
   Current maturities of long-term debt                    424         228
   Current obligations under capital leases                130         122
                                                      --------    --------
     Total current liabilities                           5,566       4,632

LONG-TERM DEBT, LESS CURRENT MATURITIES                  2,752       4,983

OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                              1,790       2,069

OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                   743         446
   Deferred gains                                          647         696
   Postretirement benefits                               1,530       1,439
   Other liabilities and deferred credits                1,801       1,571
                                                      --------    --------
                                                         4,721       4,152

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
   Convertible preferred stock:
     20,000,000 shares authorized;
     shares issued and outstanding:  1995 - 159,000       --            78
   Common stock - $1 par value; shares authorized:
     150,000,000; shares issued and outstanding:
     1996 - 91,000,000; 1995 - 76,400,000                   91          76
   Additional paid-in capital                            3,166       2,239
   Other                                                   (23)        (91)
   Retained earnings                                     2,434       1,418
                                                      --------    --------
                                                         5,668       3,720
                                                      --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 20,497    $ 19,556
                                                      ========    ========

---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

-------------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
                                                              -----------------------------
                                                                1996       1995       1994
                                                              -------    -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                               $ 1,016    $   162    $   228
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                            1,204      1,259      1,250
       Deferred income taxes                                      218         50        145
       Gain on sale of stock by subsidiary                       (497)      --         --
       Provision for restructuring costs                         --          533        278
       Provisions for losses                                      251         41         25
       Extraordinary loss                                         136         45       --
       Change in assets and liabilities:
         Increase in receivables                                 (225)      (109)      (135)
         Increase in inventories                                  (66)       (11)       (19)
         Increase (decrease) in accounts payable
           and accrued liabilities                                261        441       (216)
         Increase (decrease) in air traffic liability             423         (7)        13
       Other, net                                                  (5)      (224)        40
                                                              -------    -------    -------
         Net cash provided by operating activities              2,716      2,180      1,609

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (547)      (928)    (1,114)
   Net increase in short-term investments                        (924)       (65)      (239)
   Investment in Canadian Airlines International Limited         --         --         (177)
   Proceeds from sale of equipment and property                   257         68         67
                                                              -------    -------    -------
         Net cash used for investing activities                (1,214)      (925)    (1,463)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from:
     Sale of stock by subsidiary                                  589       --         --
     Issuance of long-term debt                                  --          184        146
     Sale-leaseback transactions                                 --         --          280
   Payments on long-term debt and capital lease obligations    (2,130)    (1,401)      (549)
   Payment of preferred stock dividends                          --         --          (66)
   Other, net                                                      25         21          3
                                                              -------    -------    -------
         Net cash used for financing activities                (1,516)    (1,196)      (186)
                                                              -------    -------    -------

Net increase (decrease) in cash                                   (14)        59        (40)
Cash at beginning of year                                          82         23         63
                                                              -------    -------    -------

Cash at end of year                                           $    68    $    82    $    23
                                                              =======    =======    =======

-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except shares and per share amounts)

----------------------------------------------------------------------------------------------------------------------------
                                                                  Additional
                                      Preferred      Common        Paid-in                       Retained
                                       Stock         Stock         Capital          Other        Earnings          Total
                                      ----------    ----------    -----------     -----------    --------         --------
Balance at January 1, 1994            $  1,081      $     76       $  2,035       $       -      $  1,084          $ 4,276
Net earnings                                 -             -              -               -           228              228
Exchange of convertible debentures
   for 2,041,000 preferred shares       (1,003)            -            171               -             -             (832)
Preferred stock dividends ($30.00
   per share)                                -             -              -               -           (56)             (56)
Issuance of 127,694 shares
   pursuant to stock option,
   deferred stock and restricted
   stock incentive plans                     -             -              6               -             -                6
Adjustment for minimum pension
   liability, net of tax benefit
   of $120                                   -             -              -            (199)            -             (199)
Unrealized loss on investments,
   net of tax benefit of $18                 -             -              -             (43)            -              (43)
                                      ----------    ----------    -----------     -----------    ----------       ----------


Balance at December 31, 1994                78            76          2,212            (242)        1,256            3,380
Net earnings                                 -             -              -               -           162              162
Issuance of 507,826 shares
   pursuant to stock option,
   deferred stock and restricted
   stock incentive plans                     -             -             27               -             -               27
Adjustment for minimum pension
   liability, net of tax benefit
   of $120                                   -             -              -             198             -              198
Unrealized loss on investments,
   net of tax benefit of $28                 -             -              -             (47)            -              (47)
                                      ----------    ----------    -----------     -----------    ----------       ----------


Balance at December 31, 1995                78            76          2,239             (91)        1,418            3,720
Net earnings                                 -             -              -               -         1,016            1,016
Issuance of 13,926,774 shares upon
   conversion of convertible
   subordinated debentures and
   preferred stock, net of
   conversion fees and issuance
   costs                                   (78)           14            881               -             -              817
Issuance of 701,828 shares
   pursuant to stock option,
   deferred stock and restricted
   stock incentive plans                     -             1             46               -             -               47
Adjustment for minimum pension
   liability, net of tax benefit
   of $13                                    -             -              -             (21)            -              (21)
Reversal of unrealized loss on
   investment in Canadian Airlines
   International Limited                     -             -              -               91            -               91
Unrealized loss on investments,
   net of tax benefit of $1                  -             -              -              (2)            -               (2)
                                     -----------   ---------      ---------       ----------     --------          -------


Balance at December 31, 1996         $      -       $     91       $  3,166        $     (23)    $  2,434          $ 5,668
                                     ==========     ========       ========        ==========    ========          =======

----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
1.     SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION The consolidated financial statements include the accounts of AMR Corporation (AMR or the Company), its wholly-owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American), and its majority-owned subsidiaries, including The SABRE Group Holdings, Inc. (The SABRE Group). All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1996 presentation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES Spare parts, materials and supplies relating to flight equipment are carried at average cost and are expensed when used in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service, as well as allowances for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                      Residual
                                                                 Depreciable Life                       Value
                                                                 ----------------------------         ---------

        Boeing 727-200 (Stage II)                                December 31, 19991                      None
        Boeing 727-200 (to be converted to Stage III)            December 31, 20051                      None
        DC-10-10/DC-10-30                                        December 31, 20022                      None
        Other jet aircraft                                       20 years                                 5%
        Regional aircraft and engines                            15-17 years                             10%
        Major rotable parts, avionics and assemblies             Life of equipment to which            0-10%
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


(1) In 1996, American changed the estimated useful lives of its Boeing 727-200 aircraft and engines from an average depreciable life of 21 years to an approximate common retirement date of December 31, 1999 for those aircraft which will not be converted to Stage III noise standards and December 31, 2005 for those which will be converted to Stage III. The impact of this change was not material.

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

     Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired. These assets are being amortized on a straight-line basis over 40 years for route authorities, 25 years for airport take-off and landing slots, and the term of the lease for airport gate leasehold rights.

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

THE SABRE GROUP REVENUES The SABRE Group provides electronic travel distribution services and information technology solutions. As compensation for electronic travel distribution services provided, The SABRE Group collects fees from airline, car rental and hotel vendors. Revenue for airline reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. Revenue for car rental and hotel bookings is recognized at the time the reservation is used by the customer. Fees billed on service contracts are recognized as revenue in the month earned.

     Revenue from data processing services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. The SABRE Group recognizes revenue on long-term software development and consulting contracts under the percentage of completion method of accounting. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. Fixed fees for software maintenance are recognized ratably over the life of the contract.

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $205 million, $192 million and $201 million for the years ended December 31, 1996, 1995 and 1994, respectively.

FREQUENT FLYER PROGRAM The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits is deferred and recognized over a period approximating the period during which the mileage credits are used.

     During 1994, the Company changed its estimate of the usage patterns of mileage credits sold to companies participating in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on passenger revenues for 1994 was $59 million.

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

EARNINGS (LOSS) PER COMMON SHARE Earnings (loss) per share computations are based upon the earnings applicable to common shares and the average number of shares of common stock outstanding and dilutive common stock equivalents (stock options, warrants and deferred stock) outstanding. The convertible subordinated debentures and the convertible preferred stock were not common stock equivalents during the periods they were outstanding. The number of shares used in the computations of primary earnings per common share for the years ended December 31, 1996, 1995 and 1994, was 87.4 million, 76.8 million and 76.2 million, respectively. The number of shares used in the computations of fully diluted earnings per common share for the years ended December 31, 1996, 1995 and 1994, was 92.1 million, 76.8 million and 76.2 million, respectively.

     Information on the adjustment to the earnings per share computation for the year ended December 31, 1994, for the effect of the preferred stock exchange is included in Note 5.

STOCK OPTIONS The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant.

2.     INVESTMENTS

       Short-term investments consisted of (in millions):

                                                                     December 31,
                                                                   -------------------
                                                                     1996         1995
                                                                   ------       ------

        Overnight investments and time deposits                    $   81       $  136
        Corporate notes                                             1,302          457
        Other debt securities                                         360          226
                                                                   ------       ------

                                                                   $1,743       $  819
                                                                   ======       ======

       Short-term investments at December 31, 1996, by contractual maturity included (in millions):

        Due in one year or less                                    $1,150
        Due after one year through three years                        449
        Due after three years                                         144
                                                                   ------

                                                                   $1,743
                                                                   ======

       All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

3.     COMMITMENTS AND CONTINGENCIES

       American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. On September 2, 1996, American and the APA reached a tentative agreement on a new labor contract. The tentative agreement was approved by the APA Board of Directors and sent out for membership ratification, but subsequently rejected by the APA membership. On January 10, 1997, the National Mediation Board (NMB) proffered binding arbitration to the APA and American. American agreed to arbitration but because the APA did not also agree, the proffer was rejected and on January 15, 1997, the APA and American were notified (i) that the NMB was terminating its services and (ii) that beginning February 15, 1997, either party could resort to self-help remedies, including a strike by the members of the APA. On February 15, 1997, the APA did initiate a strike against American but immediately thereafter President Clinton intervened and appointed a Presidential Emergency Board (PEB), pursuant to his authority under the Railway Labor Act. The effect of President Clinton's actions was to stop the strike and begin a process during which the PEB reviewed the positions advocated by both parties. On March 19, 1997, before the PEB issued its recommendations, American and the APA reached a second tentative agreement on a new contract. The tentative agreement will be voted on by the APA Board of Directors in early April 1997 and if approved, will be submitted to the APA membership for ratification. If the tentative agreement is rejected by the APA, and unless the Congress takes additional action, either party will be permitted to resort to self-help remedies, which include, but are not limited to, a strike by members of the APA. The Company and the APA have agreed to a timetable under which neither party will resort to self-help remedies for a period of 30 days following either (i) the failure of the APA Board to approve the tentative agreement or (ii) the failure of the APA membership to ratify the tentative agreement. Any work stoppage by the APA members would have a material adverse impact on the company.

         In November 1996, the Company announced an aircraft acquisition arrangement with Boeing, including firm orders for 103 aircraft and "purchase rights" for 527 additional jets. This arrangement would allow the airline to move gradually toward a very high level of fleet commonality, and provide for modest capacity growth in future years. The Company made its arrangement with Boeing contingent on ratification of the tentative agreement with the APA reached in September 1996. Since this did not occur, the future of this aircraft order is uncertain.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees since certain of the potentially responsible parties are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The ultimate resolution is not, however, expected to have a significant impact on the financial position or the liquidity of AMR.

       The Company has authorized expenditures of approximately $350 million for modifications to aircraft, renovations of, and additions to, airport and office facilities, and the acquisition of various other equipment and assets. AMR expects to spend approximately $200 million of this amount in 1997.

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. No gain or loss is expected to be recognized as a result of this transaction. Three aircraft had been delivered as of December 31, 1996. The carrying value of the nine remaining aircraft American has committed to sell was approximately $600 million as of December 31, 1996. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002.

       AMR and American have included an event risk covenant in approximately $3.1 billion of debt and lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debentures or the debt obligations underlying the lease agreements is downgraded below certain levels.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $439 million of short-term investments.

4.     LEASES

       AMR's subsidiaries lease various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996, were (in millions):

                                                          Capital   Operating
        Year Ending December 31,                          Leases     Leases
                                                        ---------   ---------
               1997                                     $   260     $   992
               1998                                         255         987
               1999                                         250         974
               2000                                         315         924
               2001                                         297         919
               2002 and subsequent                        1,479      14,122
                                                        -------     -------
                                                          2,856(1)  $18,918(2)
                                                                    =======

        Less amount representing interest                   936
                                                       --------
        Present value of net minimum lease payments    $  1,920
                                                       ========


(1) Future minimum payments required under capital leases include $202 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

(2) Future minimum payments required under operating leases include $6.4 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 1996, the Company had 186 jet aircraft and 81 turboprop aircraft under operating leases, and 83 jet aircraft and 63 turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft.

       In 1994, the Company entered into capital leases aggregating $280 million. During 1996, American made prepayments totaling $565 million on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft are recorded as flight equipment under capital leases.

       Rent expense, excluding landing fees, was $1.2 billion for 1996 and $1.3 billion for 1995 and 1994.

5.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                December 31,
                                                              ----------------
                                                                1996     1995
                                                              ------   ------
6.25% - 10.70% notes due through 2021                         $1,859   $2,368
8.625% - 10.20% debentures due through 2021
   (net of unamortized discount of $5 at December 31, 1996)      506      972
6.125% convertible subordinated debentures due 2024             --        834
Variable rate indebtedness due through 2024
   (3.55% - 6.824% at December 31, 1996)                         162      475
6.0% - 9.25% bonds due through 2031                              176      275
Other                                                             49       59
                                                              ------   ------

Long-term debt, less current maturities                       $2,752   $4,983
                                                              ======   ======

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1997-$424 million; 1998-$401 million; 1999-$36 million; 2000-$232 million; 2001-$439 million.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $826 million.

       In November 1994, AMR issued $1.02 billion in face value of convertible subordinated debentures in exchange for 2.04 million shares of its outstanding convertible preferred stock with a carrying value of $1.0 billion. Each $1,000 debenture was convertible into common stock of AMR at a conversion price of $79 per share, equivalent to 12.658 shares per $1,000 debenture. As a result of the exchange, the Company recorded a $171 million non-cash increase in additional paid-in capital, representing the difference in the fair value of the new debentures and the carrying value of the preferred shares exchanged. While this amount did not impact net earnings for the year ended December 31, 1994, it is included in the computation of earnings per share. In May 1996, the Company's convertible debentures were converted into common stock of AMR, which resulted in an $834 million decrease in long-term debt and an $817 million increase in stockholders' equity (net of conversion fees and issuance costs).

       During 1996, AMR repurchased and/or retired prior to scheduled maturity approximately $1.1 billion in face value of long-term debt and capital lease obligations. Cash from operations provided the funding for the repurchases and retirements. These transactions resulted in an extraordinary loss of $136 million ($89 million after tax) in 1996.

       During 1995, AMR repurchased and/or retired prior to scheduled maturity $378 million in face value of long-term debt, net of sinking fund balances. Cash from operations provided the funding for the repurchases and retirements. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $45 million ($29 million after tax) in 1995.

       American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1996, no borrowings were outstanding under the agreement.

       Certain of American's debt and credit facility agreements contain certain restrictive covenants, including a cash flow coverage test and a minimum net worth requirement. Certain of these restrictions could affect AMR's ability to pay dividends. At December 31, 1996, under the most restrictive provisions of those agreements, approximately $1.5 billion of American's retained earnings were available for payment of dividends to AMR.

       Cash payments for interest were $515 million, $685 million and $609 million for 1996, 1995 and 1994, respectively.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1996, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                                  December 31,
                                                 -------------------------------------------------------
                                                          1996                         1995
                                                 -------------------------     -------------------------
                                                  Notional                      Notional
                                                   Amount       Fair Value       Amount       Fair Value
                                                 ----------   ------------     ----------   ------------

        Interest rate swap agreements            $  1,480     $  (9)           $  1,980      $   12

       The fair values represent the amount the Company would pay or receive to terminate the agreements at December 31, 1996 and 1995, respectively.

       At December 31, 1996, the weighted-average remaining life of the interest rate swap agreements in effect was 2.9 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                                       December 31,
                                                ---------------------------
                                                    1996          1995
                                                -----------     -----------
         Average floating rate                     5.728%         5.786%
         Average fixed rate                        5.627%         5.304%

       Floating rates are based primarily on LIBOR and may change significantly, affecting future cash flows.

       FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. At December 31, 1996, American had agreements with broker-dealers to exchange payments on approximately 405 million gallons of fuel products, which represents approximately 12 percent of its expected 1997 fuel needs and approximately three percent of its expected 1998 fuel needs. The fair value of the Company's fuel swap agreements at December 31, 1996, representing the amount the Company would receive to terminate the agreements, totaled $31 million.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future currency exchange rate fluctuations on certain debt and lease obligations and related interest payable in foreign currencies, the Company has entered into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated debt and lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying debt or lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's currency exchange agreements, representing the amount AMR and American would receive to terminate the agreements, were:

                                                        December 31,
                               -----------------------------------------------------------------
                                          1996                      1995
                               -----------------------------     -------------------------------
                                Notional      Fair Value           Notional        Fair Value
                                 Amount       (in millions)          Amount        (in millions)
                               ----------    ---------------     -----------      --------------

        Swiss francs                -         $      -            195 million       $   80
        Japanese yen           24.7 billion         14           25.0 billion           28

       The exchange rates on the Japanese yen agreements range from 66.50 to
125.59 yen per U.S. dollar.

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through September 30, 1999, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 1996, the notional amount related to these options totaled approximately $629 million and the fair value, representing the amount AMR would receive to terminate the agreements, totaled approximately $20 million.

       FAIR VALUES OF FINANCIAL INSTRUMENTS

       The fair values of the Company's long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, were (in millions):

                                        December 31,
                                ------------------------------------
                                    1996                 1995
                                ------------------  ----------------
                                 Carrying   Fair    Carrying   Fair
                                  Value     Value    Value     Value
                                 --------  -------   ------  -------
6.25% - 10.70% notes              $2,214   $2,406   $2,454   $2,750
8.625% - 10.20% debentures           564      648      973    1,135
6.125% convertible subordinated
   debentures                        --       --       834    1,036
Variable rate indebtedness           165      165      601      601
6.0% - 9.25% bonds                   176      180      275      341
Other                                 57       58       74       80
                                  ------   ------   ------   ------

                                  $3,176   $3,457   $5,211   $5,943
                                  ======   ======   ======   ======

       All other financial instruments are either carried at fair value or their carrying value approximates fair value.

7.     INCOME TAXES

       The significant components of the income tax provision were (in millions):

                                           Year Ended December 31,
                                          ------------------------
                                           1996     1995    1994
                                          -----    -----   -----
Current                                   $ 310    $ 112    $ (3)
Deferred                                    218       50     217
Benefit of operating loss carryforwards    --        --      (72)
                                          -----    -----   -----

                                          $ 528    $ 162   $ 142
                                          =====    =====   =====

       The income tax provision includes a federal income tax provision of $463 million, $133 million and $108 million for the years ended December 31, 1996, 1995 and 1994, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):



                                                   Year Ended December 31,
                                                 -------------------------
                                                   1996     1995    1994
                                                  -----    -----   -----

Statutory income tax provision                    $ 572    $ 125   $ 130
Gain on sale of stock by subsidiary                (174)      --      --
Change in valuation allowance                        60       --      --
State income tax provision, net                      36       11      15
Meal expense                                         18       22      21
Rate difference on net operating loss carryback      --       --     (16)
Other, net                                           16        4      (8)
                                                  -----    -----   -----

Income tax provision                              $ 528    $ 162   $ 142
                                                  =====    =====   =====

       The change in valuation allowance in 1996 relates to the deferred tax asset resulting from the write-off of AMR's investment in Canadian Airlines International Limited (see Note 13) and expiring foreign tax credits.

       The components of AMR's deferred tax assets and liabilities were (in millions):

                                                     December 31,
                                                  ------------------
                                                   1996       1995
                                                  -------    -------
Deferred tax assets:
   Alternative minimum tax credit carryforwards   $   680    $   443
   Postretirement benefits other than pensions        550        504
   Operating loss carryforwards                       345        718
   Gains from lease transactions                      248        253
   Rent expense                                       231        120
   Frequent flyer obligation                          172        130
   Other                                              603        530
   Valuation allowance                                (72)       (12)
                                                  -------    -------
     Total deferred tax assets                      2,757      2,686
                                                  -------    -------

Deferred tax liabilities:
   Accelerated depreciation and amortization       (2,679)    (2,443)
   Pensions                                          (144)       (65)
   Other                                             (273)      (267)
                                                  -------    -------
     Total deferred tax liabilities                (3,096)    (2,775)
                                                  -------    -------

Net deferred tax liability                        $  (339)   $   (89)
                                                  =======    =======

       At December 31, 1996, AMR had available for federal income tax purposes approximately $680 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $943 million of net operating loss carryforwards for regular tax purposes which expire as follows:
2008 - $575 million; 2009 - $364 million; and 2010 - $4 million.

       Cash payments (refunds) for income taxes were $194 million, $(36) million and $(21) million for 1996, 1995 and 1994, respectively.

8.     PREFERRED STOCK

       In 1993, AMR issued 2.2 million shares of 6% Series A cumulative convertible preferred stock. At the holder's option, each preferred share was convertible into 6.3492 shares of common stock at any time. In 1994, AMR exchanged $1.02 billion in face value of newly issued 6.125% convertible subordinated debentures due 2024 for 2.04 million of the preferred shares. See
Note 5 for a more detailed description of the debentures. In 1996, AMR called for redemption all of its then outstanding preferred stock (approximately 159,000 shares) and subsequently issued 1.0 million shares of common stock upon the conversion of the preferred shares.

9.     STOCK AWARDS AND OPTIONS

       Under the 1988 Long Term Incentive Plan (1988 Plan), as amended in 1994, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards. The total number of common shares authorized for distribution under the 1988 Plan is 7,200,000 shares. In the event that additional shares of the Company's common stock are issued, 7.65 percent of such newly issued shares will be allocated to the 1988 Plan. The 1988 Plan will terminate no later than May 18, 1998. Options are awarded with an exercise price equal to the fair market value of the stock on date of grant, becoming exercisable in equal annual installments over five years following the date of grant and expiring 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded. As of January 1, 1996, all outstanding stock appreciation rights were canceled, while the underlying stock options remain in effect.

       The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. In 1996, the total charge for stock compensation expense included in wages, salaries and benefits expense was $49 million. No compensation expense was recognized for stock option grants since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of grant.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the Company and The SABRE Group had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by FAS 123. The pro forma effect of FAS 123 is immaterial to 1996 and 1995 net earnings and earnings per share. Because FAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

       Stock option activity was:

                                                     Year Ended December 31,
                             -----------------------------------------------------------------
                                          1996                          1995            1994
                             --------------------------------      -------------   -----------
                                             Weighted-Average
                               Options       Exercise Price           Options         Options
                             -----------   ------------------      -------------   -----------
Outstanding at January 1      2,322,780       $   62.85               2,404,010     2,107,950
Granted                         392,475           78.43                 440,600       409,400
Exercised(1)                   (580,800)          59.41                (390,510)      (41,600)
Canceled(2)                    (302,660)          62.97                (131,320)      (71,740)
                              ---------                              ----------     ---------

Outstanding at December 31    1,831,795       $   67.19               2,322,780     2,404,010
                              =========                              ==========     =========

(1)  At prices ranging from $40.9375 to $78.0625 in 1996; $39.6875 to $66.75 in 1995; and $39.6875 to $64.1875 in 1994.

(2) Includes 235,950 options canceled upon conversion to The SABRE Group stock options for 1996 and 20,500 options canceled upon exercise of stock appreciation rights for 1995.

       Stock options outstanding at December 31, 1996 had a weighted-average remaining contractual life of 6.9 years, and exercise prices ranging from $40.9375 to $94.4375 (approximately 97 percent of options outstanding at December 31, 1996 had exercise prices ranging from $52.25 to $79.56).

       The aggregate purchase price of outstanding options, number of exercisable options outstanding and stock awards available for grant were:

                                                  December 31,
                                         ------------------------------------
                                            1996         1995         1994
                                         ----------   ----------   ----------
Aggregate purchase price (in millions)   $      123   $      146   $      144
Exercisable options outstanding             807,510    1,195,580    1,282,790
Stock awards available for grant          2,355,793    2,549,116    3,239,948

       The weighted-average exercise price of exercisable options outstanding at December 31, 1996 was $62.63.

       Shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan's Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                  Year Ended December 31,
                             --------------------------------------
                                1996          1995          1994
                             ----------    ----------    ----------
Outstanding at January 1      1,424,058     1,496,803     1,510,860
Granted                         102,650       120,300        88,800
Issued                          (54,724)     (116,016)      (56,625)
Canceled(1)                    (274,653)      (77,029)      (46,232)
                             ----------    ----------    ----------

Outstanding at December 31    1,197,331     1,424,058     1,496,803
                             ==========    ==========    ==========

       (1) Includes 210,400 shares canceled upon conversion to The SABRE Group stock options and awards for 1996.

       The weighted-average grant date fair value of career equity awards granted during 1996 was $79.27.

       A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan. The shares vest over a three-year performance period based upon AMR's ratio of operating cash flow to adjusted assets. Performance share activity was:


                                Year Ended December 31,
                             --------------------------------
                               1996        1995        1994
                             --------    --------    --------
Outstanding at January 1      824,411     508,330     246,650
Granted                       382,307     340,991     271,800
Issued                        (68,504)       --          --
Awards settled in cash       (178,088)       --          --
Canceled(1)                  (120,396)    (24,910)    (10,120)
                             --------    --------    --------

Outstanding at December 31    839,730     824,411     508,330
                             ========    ========    ========

       1 Includes 90,551 shares canceled upon conversion to The SABRE Group stock awards for 1996.

       The weighted-average grant date fair value of performance share awards granted during 1996 was $78.81.

       There were 6.2 million shares of AMR's common stock at December 31, 1996 reserved for the issuance of stock upon the exercise of options and the issuance of stock awards.

       The SABRE Group has established the 1996 Long Term Incentive Plan (1996
Plan), whereby its officers and other key employees may be granted stock options and other stock-based awards. Initially, 13 million shares of The SABRE Group's Class A Common Stock were authorized to be issued under the 1996 Plan. At December 31, 1996, approximately three million shares of The SABRE Group's Class A Common Stock were outstanding under the 1996 Plan.

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

       Total costs for all pension plans were (in millions):


                                                          Year Ended December 31,
                                                      -----------------------------
                                                        1996       1995       1994
                                                      -------    -------    -------
Defined benefit plans:
   Service cost - benefits earned during the period   $   204    $   165    $   204
   Interest cost on projected benefit obligation          375        323        292
   Loss (return) on assets                                (91)    (1,288)       232
   Net amortization and deferral                         (322)     1,008       (541)
                                                      -------    -------    -------

   Net periodic pension cost for defined
     benefit plans                                        166        208        187

Defined contribution plans                                132        124        119
                                                      -------    -------    -------

Total                                                 $   298    $   332    $   306
                                                      =======    =======    =======

In addition to the pension costs shown above, in late 1995 and 1994, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," AMR recognized additional pension expense of $220 million and $154 million associated with these programs in 1995 and 1994, respectively, which was included in restructuring costs. Of these amounts, $118 million and $120 million were for special termination benefits and $102 million and $34 million were for the actuarial losses resulting from the early retirements for 1995 and 1994, respectively.

       The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                       December 31,
                               ------------------------------------------------------------
                                            1996                           1995
                               ----------------------------   -----------------------------


                                 Plans with    Plans with      Plans with       Plans with
                                 Assets in     Accumulated    Assets in         Accumulated
                                 Excess of       Benefit      Excess of          Benefit
                                 Accumulated   Obligation     Accumulated       Obligation
                                  Benefit      Excess of       Benefit          Excess of
                                 Obligation     Assets        Obligation         Assets
                                 -----------   -----------    ------------      -----------
Vested benefit obligation           $ 2,729    $  1,435         $ 4,145            $    42
                                 ==========    ========         =======            ========

Accumulated benefit obligation
                                    $ 2,882    $  1,510         $ 4,279            $    46
Effect of projected future salary
   increases                            650         202             728                 20
                                 ----------    --------         -------            --------
Projected benefit obligation          3,532       1,712           5,007                 66
                                 ----------    --------         -------            --------

Plan assets at fair value             3,154       1,463           4,545                  6

Plan assets less than projected
   benefit obligation                  (378)       (249)           (462)               (60)

Unrecognized net loss                   729         237             703                 19
Unrecognized prior service cost          37          29              14                  9

Unrecognized transition asset           (32)       --               (45)                (1)
Adjustment to record minimum
   pension liability                   --           (69)             --                (12)
                                 ----------    --------         -------            --------

Prepaid (accrued) pension cost(1)
                                    $   356    $    (52)        $   210             $  (45)
                                 ==========    ========         =======            ========

      (1) AMR's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

       Plan assets consist primarily of domestic and foreign government and corporate debt securities, marketable equity securities, and money market and mutual fund shares, of which approximately $71 million and $119 million of plan assets at December 31, 1996 and 1995, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

       The projected benefit obligation was calculated using weighted-average discount rates of 7.75% and 7.25% at December 31, 1996 and 1995, respectively; rates of increase for compensation of 4.20% at December 31, 1996 and 1995; and the 1983 Group Annuity Mortality Table. The weighted-average expected long-term rate of return on assets was 9.50% in 1996, 1995 and 1994. The vested benefit obligation and plan assets at fair value at December 31, 1996, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $4.1 billion and $4.6 billion, respectively.

       AMR intends to spin off the portion of its defined benefit pension plan applicable to employees of The SABRE Group to the Legacy Pension Plan (LPP), a defined benefit plan established by The SABRE Group effective January 1, 1997. The net obligation attributable to The SABRE Group employees participating in AMR's plan was approximately $40 million at December 31, 1996. The SABRE Group also established The SABRE Group Retirement Plan (SGRP), a defined contribution plan. Commencing January 1, 1997, employees of The SABRE Group who were under the age of 40 as of December 31, 1996 will participate in the SGRP. Employees of The SABRE Group who were age 40 or over as of December 31, 1996 will have the option of participating in either the SGRP or the LPP.

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

       Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. AMR funds benefits as incurred and makes contributions to match employee prefunding.

       Net other postretirement benefit cost was (in millions):

                                                     Year Ended December 31,
                                                   -------------------------
                                                     1996     1995     1994
                                                    -----    -----    ------
Service cost - benefits earned during the period    $  58    $  48    $  62
Interest cost on accumulated other postretirement
   benefit obligation                                 102      101       87
Return on assets                                       (3)      (2)      (1)
Net amortization and deferral                          (5)      (6)      (4)
                                                    -----    -----    -----

Net other postretirement benefit cost               $ 152    $ 141    $ 144
                                                    =====    =====    =====

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

       The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in AMR's balance sheet, was (in millions):

                                                                                  December 31,
                                                                               -----------------
                                                                                  1996      1995
                                                                               -------   -------
        Retirees                                                               $   593   $   705
        Fully eligible active plan participants                                    128       176
        Other active plan participants                                             492       554
                                                                               -------   -------
        Accumulated other postretirement benefit obligation                      1,213     1,435
        Plan assets at fair value                                                   39        28
                                                                               -------   -------
        Accumulated other postretirement benefit obligation
           in excess of plan assets                                              1,174     1,407
        Unrecognized net gain (loss)                                               300       (29)
        Unrecognized prior service benefit                                          56        61
                                                                               -------   -------

        Accrued other postretirement benefit cost                              $ 1,530   $ 1,439
                                                                               =======   =======

       Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

       For 1996 and 1995, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a six and eight percent annual rate, respectively, decreasing gradually to a four percent annual growth rate in 1999 and thereafter. A one percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1996, by approximately $129 million and 1996 other postretirement benefit cost by approximately $23 million. The weighted-average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.75% and 7.25% at December 31, 1996 and 1995, respectively.

11.    RESTRUCTURING COSTS

       In 1995 and 1994, the Company recorded $533 million and $278 million, respectively, for restructuring costs which included (in millions):

                                                   Year Ended December 31,
                                                   -----------------------
                                                    1995              1994
                                                    ----              ----
Special termination benefits:
   Pension                                          $118              $120
   Other postretirement benefits                      26                43
   Other termination benefits                         19                --
Actuarial losses:
   Pension                                           102                34
   Other postretirement benefits                      67                28
                                                    ----              ----

Total cost of early retirement programs              332               225
Provisions for aircraft impairment and retirement    193                --
Severance                                            --                 28
Other                                                  8                25
                                                    ----              ----

                                                    $533              $278
                                                    ====              ====

       In 1995, approximately 2,100 mechanics and fleet service clerks and 300 flight attendants elected early retirement under programs offered in conjunction with renegotiated union labor contracts, and the majority of these employees left the Company's workforce during 1996. The Company recorded restructuring costs of $332 million in 1995 related to these early retirement programs. A large portion of the funding for the programs was done in 1995. The remaining cash payments associated with these programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

       The aircraft portion of the 1995 restructuring costs includes a $145 million provision related to the write-down of certain McDonnell Douglas DC-10 aircraft. Effective January 1, 1995, AMR adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In 1995, the Company evaluated its fleet operating plan with respect to the DC-10-10 fleet and, as a result, believes that the estimated future cash flows expected to be generated by these aircraft will not be sufficient to recover their net book value. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. As a result of this analysis, the Company determined that a write-down of the DC-10-10 aircraft to the net present value of their estimated discounted future cash flows was warranted, which resulted in a $112 million charge. In addition, the Company recorded a $33 million charge to reflect a diminution in the estimated market value of certain DC-10 aircraft previously grounded by the Company. No cash costs have been incurred or are expected as a result of these DC-10 write-downs.

       Also included in the aircraft restructuring costs is a $48 million charge related to the planned early retirement in 1996 of certain turboprop aircraft operated by AMR's regional carriers. The charge relates primarily to future lease commitments on these aircraft past the dates they will be removed from service and write-down of related inventory to its estimated fair value. Cash payments on the leases in 1996 totaled approximately $8 million, and additional payments will occur over the remaining lease terms.

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

       The $28 million severance provision recorded in 1994 was for additional workforce reductions affecting approximately 2,300 agent and management personnel as a result of scheduled service reductions and improved administrative efficiencies. Cash outlays for severance payments in 1996 and 1995 totaled approximately $6 million and $22 million, respectively.

       The remaining $25 million included in the 1994 restructuring costs represents provisions for excess leased facilities and other restructuring activities. Cash outlays are estimated to be approximately $18 million, of which approximately $3 million occurred in both 1996 and 1995.

12.    GAIN ON SALE OF STOCK BY SUBSIDIARY

       Pursuant to a reorganization consummated on July 2, 1996 (the Reorganization), The SABRE Group Holdings, Inc. (a holding company incorporated on June 25, 1996) became the successor to the businesses of The SABRE Group which were formerly operated as divisions or subsidiaries of American or AMR. During October 1996, The SABRE Group Holdings, Inc. completed an initial public offering of 23,230,000 shares of its Class A Common Stock, representing 17.8 percent of its economic interest, at $27 per share for net proceeds of approximately $589 million. This transaction resulted in a reduction of the Company's economic interest in The SABRE Group from 100 percent to 82.2 percent. In accordance with the Company's policy of recognizing gains or losses on the sale of a subsidiary's stock based on the difference between the offering price and the Company's carrying amount of such stock, the Company recorded a $497 million gain. The issuance of stock by The SABRE Group Holdings, Inc. was not subject to federal income taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," no income tax expense was recognized on the gain.

13.    OTHER INCOME (EXPENSE) - MISCELLANEOUS

       Other income (expense) - miscellaneous, net included the following (in millions):

                               Year Ended December 31,
                               -----------------------
                                1996    1995     1994
                               -----   -----    -----

Canadian Airlines charges      $(251)    $--     $--
Loss of aircraft                  --     (41)    (25)
Litigation settlement            (21)     --      --
Minority interest                 (2)     --      --
Other, net                       (10)    (14)    (42)
                               -----   -----   -----

                               $(284)  $ (55)  $ (67)
                               =====   =====   =====

During the fourth quarter of 1996, the Company determined that the decline in the value of its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited (Canadian) was not temporary and, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," recorded a $192 million charge to write down the investment to its estimated fair value. At December 31, 1995, the investment was recorded at its estimated fair value of $55 million, with the unrealized loss on the investment of $137 million, net of deferred taxes, recorded directly as a reduction in stockholders' equity. Additionally, the Company recorded a charge of $59 million in the fourth quarter of 1996 to write off certain deferred costs relating to the Company's agreement to provide a variety of services to Canadian.

       The charges for loss of aircraft relate to the loss of an aircraft operated by American in 1995 and the loss of two regional aircraft operated by subsidiaries of AMR Eagle, Inc. in 1994. The litigation settlement represents American's share of a 1996 multi-carrier travel agency class action litigation settlement.

14.    FOREIGN OPERATIONS

       American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                               Year Ended December 31,
                             -------------------------
                               1996     1995     1994
                             ------   ------   ------
Latin America                $2,438   $2,316   $2,134
Europe                        1,967    2,059    1,839
Pacific                         336      373      347
                             ------   ------   ------

Foreign operating revenues   $4,741   $4,748   $4,320
                             ======   ======   ======

15.    SEGMENT INFORMATION

       AMR's operations fall within three industry segments: the Airline Group, The SABRE Group, and the Management Services Group. For a description of each of these groups, refer to Management's Discussion and Analysis on pages 16 and 17.

       The following table presents selected financial data by industry segment (in millions):

                                                     December 31,
                                             ---------------------------
                                                1996      1995      1994
                                             -------   -------   -------
Airline Group:
     Total revenues                          $16,211   $15,501   $14,895
     Intergroup revenues                          41      --        --
     Operating income                          1,442       564       614
     Depreciation and amortization expense     1,018     1,070     1,057
     Restructuring costs                        --         533       272
     Capital expenditures                        336       747       934
     Identifiable assets                      18,560    18,290    18,154

The SABRE Group:
     Total revenues                            1,622     1,529     1,407
     Intergroup revenues                         500       548       590
     Operating income                            327       380       350
     Depreciation and amortization expense       165       172       175
     Restructuring costs                        --        --           6
     Capital expenditures                        186       165       169
     Identifiable assets                       1,246       596       586

Management Services Group:
     Total revenues                              620       572       548
     Intergroup revenues                         159       144       123
     Operating income                             70        71        42
     Depreciation and amortization expense        21        17        18
     Capital expenditures                         25        16        11
     Identifiable assets                         287       313       374



       Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. General corporate and other assets not allocated to business segments were $404 million, $357 million and $372 million at December 31, 1996, 1995 and 1994, respectively, and consist primarily of income tax assets.

       In the second quarter of 1996, American and The SABRE Group completed the negotiations of a new technology services agreement pursuant to which The SABRE Group performs data processing and solutions services for American. This new agreement reflects the recent downward trend in market prices for data processing services. Additionally, the two companies completed negotiations on new agreements covering the provision of air travel and certain marketing services by American to The SABRE Group. The parties agreed to apply the financial terms of these agreements as of January 1, 1996, which is reflected in the selected segment financial data in the above table. Excluding the effects of the new agreements and the Reorganization, operating income for 1996 would have approximated $1.38 billion for the Airline Group and $392 million for The SABRE Group.

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 1996 and 1995 (in millions, except per share amounts):

                                         First     Second       Third       Fourth
                                        Quarter    Quarter      Quarter     Quarter
                                        --------   -------      -------     -------
             1996
Operating revenues                      $ 4,308    $  4,550     $ 4,562     $ 4,333
Operating income                            401         586         588         264
Earnings before extraordinary loss          157         293         282         373
Net earnings                                157         293         282         284
Earnings per common share:
     Primary
     Before extraordinary loss             2.02        3.35        3.06        4.05
       Net earnings                        2.02        3.35        3.06        3.08
     Fully diluted
       Before extraordinary loss           1.84        3.20        3.06        4.05
       Net earnings                        1.84        3.20        3.06        3.08

           1995
Operating revenues                      $ 3,970      $4,307      $4,445     $ 4,188
Operating income (loss)                     252         482         521        (240)
Earnings (loss) before
   extraordinary loss                        37         191         233        (270)
Net earnings (loss)                          37         178         229        (282)
Earnings (loss) per common share:
     Primary
       Before extraordinary loss           0.48        2.48        3.01       (3.54)
       Net earnings (loss)                 0.48        2.31        2.96       (3.69)
     Fully diluted
       Before extraordinary loss           0.48        2.23        2.68       (3.54)
       Net earnings (loss)                 0.48        2.08        2.64       (3.69)


       Results for the third quarter of 1996 include a $21 million provision for American's share of a multi-carrier travel agency class action litigation settlement. Results for the fourth quarter of 1996 include a $497 million gain recorded by the Company related to the initial public offering of The SABRE Group (See Note 12), a $251 million charge related to the write-off of the Company's investment in Canadian and certain deferred costs relating to the Company's agreement to provide a variety of services to Canadian (See Note 13) and a $26 million charge to write down the value of aircraft interiors the Company plans to refurbish.

       Results for the fourth quarter of 1995 include $533 million in restructuring costs, primarily representing the cost of early retirement programs for certain Airline Group employees, provisions for the write-down of certain DC-10 aircraft and the planned retirement of certain turboprop aircraft. Results for the fourth quarter of 1995 also include a $41 million charge related to the loss of an aircraft operated by American.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
-------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 1997. Information concerning the executive officers is included in Part I of this report on page 13.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 1997.


                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)   The following financial statements and Independent Auditor's Report are filed as part of this report:

                                                                                                Page
                                                                                            --------------

                Report of Independent Auditors                                                      30

                Consolidated Statement of Operations for the Years Ended
                December 31, 1996, 1995 and 1994                                                 31-32

                Consolidated Balance Sheet at December 31, 1996 and 1995                         33-34

                Consolidated Statement of Cash Flows for the Years Ended
                December 31, 1996, 1995 and 1994                                                    35

                Consolidated Statement of Stockholders' Equity for the Years Ended
                December 31, 1996, 1995 and 1994                                                    36

                Notes to Consolidated Financial Statements                                       37-57


       (2) The following financial statement schedule is filed as part of this report:

                                                                                                                  Page
                                                                                                                  ----
              Schedule II       Valuation and Qualifying Accounts and Reserves                                      64


              Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

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

              EXHIBIT
              -------
              3.1       Restated Certificate of Incorporation of AMR,
                        incorporated by reference to AMR's Registration
                        Statement on Form S-4, file number 33-55191.

              3.2       Amended Bylaws of AMR, incorporated by reference to
                        Exhibit 10(ppp) to AMR's report on Form 10-Q for the period ended June 30, 1995.

              10.1      Employment Agreement among AMR, American Airlines and
                        Robert L. Crandall, dated January 1, 1988, incorporated by reference to Exhibit 10(t) to AMR's report on Form
                        10-Q for the period ended March 31, 1988; amendments thereto incorporated by reference to Exhibit 10(ff) to AMR's report on Form 10-K for the year ended
                        December 31, 1989, Exhibit 10(tt) to AMR's report on
                        Form 10-K for the year ended December 31, 1990,
                        Exhibit 10(uu) to AMR's report on Form 10-Q for the period ended June 30, 1992, and Exhibit 10(ooo) to
                        AMR's report on Form 10-Q for the period ended March 31, 1995.

              10.2      Irrevocable Executive Trust Agreement, dated as of
                        May 1, 1992, between AMR and Wachovia Bank of North
                        Carolina N.A., incorporated by reference to Exhibit
                        10(vv) to AMR's report on Form 10-K for the year ended December 31, 1992.

              10.3 Deferred Compensation Agreement, dated April 14, 1973, as amended March 1, 1975, between American and Robert L.
                        Crandall, incorporated by reference to Exhibit 10(c)(7) to American's Registration Statement No. 2-76709.

              10.4      Form of Executive's  Termination Benefits Agreement
                        incorporated by reference to Exhibit 10(p) to  AMR's report on Form 10-K for the year ended December 31, 1985.

              10.5      Management Severance Allowance, dated as of February 23,
                        1990, for levels 1-4 employees of American Airlines, Inc., incorporated by reference to Exhibit 10(oo) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.6      Management Severance Allowance, dated as of February 23,
                        1990, for level 5 and above employees of American Airlines,
                        Inc., incorporated by reference to Exhibit 10(pp) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.7      Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to
                        Exhibit 10(c)(11) to American's Registration Statement
                        No. 2-76709.

              10.8      Directors Stock  Equivalent  Purchase Plan, incorporated by reference to Exhibit 10(gg) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.9 Directors Stock Incentive Plan dated May 18, 1994, as amended.

              10.10     Deferred Compensation Agreement, dated as of December 27,
                        1995, between AMR and Howard P. Allen, incorporated by reference to Exhibit 10(sss) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.11     Deferred Compensation Agreement, dated as of January 31,
                        1990, between AMR and Edward A. Brennan, incorporated by
                        reference to Exhibit 10(hh) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.12     Deferred Compensation Agreement, dated as of
                        February 7, 1996, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10(ttt) to AMR's report on Form 10-K for the year ended
                        December 31, 1995.

              10.13     Deferred  Compensation  Agreement,  dated as of February
                        10,  1997,  between AMR and Armando M. Codina.

              10.14     Deferred Compensation Agreement, dated as of
                        February 9, 1996, between AMR and Charles T. Fisher,
                        III, incorporated by reference to Exhibit 10(uuu) to AMR's report on Form 10-K for the year ended
                        December 31, 1995.

              10.15     Deferred  Compensation  Agreement,  dated as of January  30,
                        1997,  between  AMR  and Charles T. Fisher, III.

              10.16     Deferred Compensation Agreement, dated as of
                        February 23, 1996, between AMR and Charles H.
                        Pistor, Jr., incorporated by reference to Exhibit
                        10(vvv) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.17     Deferred  Compensation  Agreement,  dated as of January
                        30,  1997,  between  AMR and Charles H. Pistor, Jr.

              10.18     Description of American's Split Dollar Insurance
                        Program, dated December 28, 1997, incorporated by reference to Exhibit 10(c)(1) to American's Registration
                        Statement No. 2-76709.

              10.19 AMR Corporation 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-K for the year ended December 31, 1988.

              10.20 Amendment to AMR's 1988 Long-term Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit A to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

              10.21     Form of Stock Option Agreement for Corporate
                        Officers under the AMR 1988 Long-Term Incentive
                        Plan, incorporated by reference to Exhibit 10(rr) to AMR's report on Form 10-K for the year ended
                        December 31, 1990.

              10.22 Current form of Career Equity Program Agreement, incorporated by reference to Exhibit 10(nnn) to AMR's report on Form 10-K for the year ended December 31, 1994.

              10.23     Form of Guaranty to Career Equity Program under the
                        AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(ccc) to AMR's report on Form
                        10-K for the year ended December 31, 1993.

              10.24 Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10(lll) to AMR's report on Form 10-K for the year ended
                        December 31, 1994.

              10.25 Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10(ooo) to AMR's report on Form 10-K for the year ended
                        December 31, 1995.

              10.26     Performance Share Program for the years 1996 to 1998 under the 1988 Long-term Incentive Program.

              10.27     Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program.

              10.28     American Airlines, Inc. Supplemental Executive Retirement Program, as amended January 1997.

              10.29     American Airlines, Inc. 1996 Employee Profit Sharing Plan.

              10.30     American Airlines, Inc. 1997 Employee Profit Sharing Plan.

              10.31     American  Airlines,  Inc.  1996  Incentive  Compensation  Plan for  Officers  and Key  Employees,
                        incorporated  by  reference  to Exhibit  10(qqq) to AMR's  report on Form 10-K for the year ended
                        December 31, 1995.

              10.32     American Airlines, Inc. 1997 Incentive Compensation Plan for Officers and Key Employees.

              10.33     Aircraft Sales Agreement by and between American
                        Airlines, Inc. and Federal Express Corporation, dated April 7, 1995, incorporated by reference to
                        Exhibit 10(rrr) to AMR's report on Form 10-K for the year ended December 31, 1995. Confidential treatment was granted as to a portion of this document.

              10.34 The SABRE Group, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.25 to The
                        SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747.

              10.35     The SABRE Group, Inc. Directors' Stock Incentive
                        Plan, incorporated by reference to Exhibit 10.26 to The SABRE Group Holdings, Inc.'s Registration
                        Statement on Form S-1, file number 333-09747.

              10.36     Form of Executive  Termination  Benefits  Agreement for The Sabre Group,  Inc.,  incorporated  by reference to Exhibit 10.27 to The SABRE Group  Holdings,  Inc.'s  Registration  Statement on Form
                        S-1, file number 333-09747.

              11.1      Computation of primary  earnings per share for the years ended  December 31, 1996,  1995 and 1994 appears on page 65 hereof.

              11.2      Computation of fully diluted  earnings per share for the years ended December 31, 1996,  1995 and
                        1994 appears on page 66 hereof.

              21        Significant subsidiaries of the registrant as of December 31, 1996 appears on page 67 hereof.

              23        Consent of Independent Auditors appears on page 70 hereof.

              27        Financial Data Schedule.


(b)    Reports on Form 8-K:

       Form 8-K dated January 15, 1997 to report a press release issued regarding AMR's fourth quarter 1996 earnings.

       Form 8-K dated January 21, 1997 to report events regarding labor negotiations with the Allied Pilots Association.

       Form 8-K dated February 6, 1997 to report American's drawing under an existing credit facility agreement and negotiation of an additional credit facility agreement.

       Form 8-K dated March 3, 1997 to report events regarding labor negotiations with the Allied Pilots Association.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMR CORPORATION

/s/ Robert L. Crandall
------------------------------------------------------
Robert L. Crandall
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Gerard J. Arpey
------------------------------------------------------
Gerard J. Arpey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:
/s/  David L. Boren                                /s/  Dee J. Kelly
--------------------------------------            --------------------------------------
David L. Boren                                    Dee J. Kelly


/s/  Edward A. Brennan                             /s/  Ann D. McLaughlin
--------------------------------------            --------------------------------------
Edward A. Brennan                                 Ann D. McLaughlin


/s/  Armando M. Codina                             /s/  Charles H. Pistor, Jr.
--------------------------------------            --------------------------------------
Armando M. Codina                                 Charles H. Pistor, Jr.


/s/  Christopher F. Edley                          /s/  Joe M. Rodgers
--------------------------------------            --------------------------------------
Christopher F. Edley                              Joe M. Rodgers


/s/  Charles T. Fisher, III                        /s/  Maurice Segall
--------------------------------------            --------------------------------------
Charles T. Fisher, III                            Maurice Segall




Date:  March 19, 1997

                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                                 (IN MILLIONS)


                                                                   CHARGED TO
                                                                   ----------                        SALES,
                                    BALANCE                                                         RETIRE-      BALANCE
                                      AT           OTHER        DEPREC.                              MENTS          AT
                                   BEGINNING     OPERATING        AND      RESTRUCT      NET          AND         END OF
                                    OF YEAR       EXPENSES      AMORT.       COSTS     WRITE-OFF   TRANSFERS       YEAR
                                    -------       --------      ------       -----     ---------   ---------       ----

YEAR ENDED DECEMBER 31, 1996


Allowance for
uncollectible accounts               $  18         $  20         $ -          $ -       $(21)      $   -          $  17

Allowance for
obsolescence of inventories            250             -          23            -          -         (60)           213

YEAR ENDED DECEMBER 31, 1995

Allowance for
uncollectible accounts                  26            17           -            -        (25)          -             18

Allowance for
obsolescence of inventories            179             -          38           18          -          15            250

YEAR ENDED DECEMBER 31, 1994

Allowance for
uncollectible accounts                  33            20           -            -        (27)          -             26

Allowance for
obsolescence of inventories            168             -          29            -          -         (18)           179



                                 Exhibit Index
                                 -------------

              10.9 Directors Stock Incentive Plan dated May 18, 1994, as amended.

              10.13         Deferred Compensation Agreement, dated as of February 10,
                            1997, between AMR and Armando M. Codina.

              10.15         Deferred  Compensation  Agreement,  dated as of January  30,  1997,  between  AMR and  Charles T.
                            Fisher, III.

              10.17         Deferred  Compensation  Agreement,  dated as of January  30,  1997,  between  AMR and  Charles H.
                            Pistor, Jr.

              10.26         Performance Share Program for the years 1996 to 1998 under the 1988 Long-term Incentive Program.

              10.27         Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program.

              10.28         American Airlines, Inc. Supplemental Executive
                            Retirement Program, as amended January 1997.

              10.29         American Airlines, Inc. 1996 Employee Profit Sharing
                            Plan.

              10.30         American Airlines, Inc. 1997 Employee Profit Sharing
                            Plan.

              10.32         American Airlines, Inc. 1997 Incentive Compensation
                            Plan for Officers and Key Employees.

              11.1 Computation of primary earnings per share for the years ended December 31, 1996, 1995 and 1994 appears on page 65 hereof.

              11.2 Computation of fully diluted earnings per share for the years ended December 31, 1996, 1995 and 1994 appears on page 66 hereof.

              21 Significant subsidiaries of the registrant as of December 31, 1996 appears on page 67 hereof.

              23 Consent of Independent Auditors appears on page 70 hereof.

              27            Financial Data Schedule.

