Form 10-Q
period 1997-03-31
AMR CORP
filed 1997-05-12
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1997.


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


Common Stock, $1 par value - 91,197,689 as of May 7, 1997

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three months ended March 31, 1997 and 1996

  Condensed Consolidated Balance Sheet -- March 31, 1997 and December
  31, 1996

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1997 and 1996

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                     PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                                 Three Months Ended
                                                     March 31,
                                                 1997          1996
Revenues
  Airline Group:
    Passenger - American Airlines, Inc.        $3,390        $3,287
                      - AMR Eagle, Inc.           248           267
    Cargo                                         164           163
    Other                                         204           197
                                                4,006         3,914

  The SABRE Group                                 440           428
  Management Services Group                       161           157
  Less: Intergroup revenues                      (181)         (191)
      Total operating revenues                  4,426         4,308

Expenses
  Wages, salaries and benefits                  1,540         1,487
  Aircraft fuel                                   520           441
  Commissions to agents                           314           315
  Depreciation and amortization                   312           300
  Other rentals and landing fees                  218           216
  Maintenance materials and repairs               195           168
  Food service                                    161           156
  Aircraft rentals                                144           164
  Other operating expenses                        673           660
    Total operating expenses                    4,077         3,907
Operating Income                                  349           401

Other Income (Expense)
  Interest income                                  27            16
  Interest expense                               (103)         (146)
  Minority interest                               (12)            -
  Miscellaneous - net                              (4)           (6)
                                                  (92)         (136)
Earnings Before Income Taxes                      257           265
Income tax provision                              105           108
Net Earnings                                   $  152        $  157

Earnings Per Common Share
  Primary                                      $ 1.65        $ 2.02

  Fully Diluted                                $ 1.65        $ 1.84

Number of Shares Used in Computation
  Primary                                          92            78
  Fully Diluted                                    92            92

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1997         1996
                                            (Unaudited)    (Note 1)
Assets
Current Assets
  Cash                                        $     89     $     68
  Short-term investments                         1,657        1,743
  Receivables, net                               1,493        1,382
  Inventories, net                                 611          633
  Deferred income taxes                            404          404
  Other current assets                             257          240
    Total current assets                         4,511        4,470

Equipment and Property
  Flight equipment, net                          9,055        9,251
  Other equipment and property, net              1,865        1,882
                                                10,920       11,133
Equipment and Property Under Capital Leases
  Flight equipment, net                          1,978        2,016
  Other equipment and property, net                156          156
                                                 2,134        2,172

Route acquisition costs, net                       967          974
Other assets, net                                1,791        1,748
                                              $ 20,323     $ 20,497

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $    990     $  1,068
  Accrued liabilities                            1,805        2,055
  Air traffic liability                          2,074        1,889
  Current maturities of long-term debt             296          424
  Current obligations under capital leases         134          130
    Total current liabilities                    5,299        5,566

Long-term debt, less current maturities          2,708        2,752
Obligations   under  capital  leases, less
  current obligations                            1,703        1,790
Deferred income taxes                              744          743
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,045        3,978

Stockholders' Equity
  Common stock                                      91           91
  Additional paid-in capital                     3,170        3,166
  Retained earnings                              2,563        2,411
                                                 5,824        5,668
                                              $ 20,323     $ 20,497

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                               1997          1996
Net Cash Provided by Operating Activities      $  232        $  325

Cash Flow from Investing Activities:
  Capital expenditures                           (145)         (107)
  Net decrease in short-term investments           86            23
  Proceeds from sale of equipment and property     85            73
     Net cash provided by (used for)
       investing activities                        26           (11)

Cash Flow from Financing Activities:
  Payments on long-term debt and
    capital lease obligations                    (240)         (379)
  Other                                             3            21
     Net cash used for financing activities      (237)         (358)

Net increase (decrease) in cash                    21           (44)
Cash at beginning of period                        68            82

Cash at end of period                          $   89        $   38

Cash Payments For:
  Interest                                     $  123        $  138
  Income taxes                                    104           133

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 1996.

2.Accumulated  depreciation of owned equipment and property  at  March
  31, 1997 and December 31, 1996, was $6.2 billion and $6.1 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1997 and December 31, 1996, was $1.0 billion and $971 million, respectively.

3.As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American Airlines, Inc. (American), through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of AMR.

4.On  May  5,  1997,  the  members of the  Allied  Pilots  Association ratified a new labor agreement that was reached with American in March 1997. The new contract becomes amendable August 31, 2001. Among other provisions, the agreement granted pilots options to buy
  5.75 million shares of AMR stock at $83.375, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options are immediately exercisable. To offset the potential dilution from the exercise of these options, and as previously announced, the Company intends to repurchase in the open market from time to time up to 5.75 million shares of its common stock.

5.On  May  7,  1997, American confirmed the structure of its  aircraft acquisition arrangement with Boeing announced in November 1996. The arrangement includes firm orders for 75 Boeing 737s, 12 Boeing 757s and four Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. The arrangement also contemplates the purchase of Boeing 777 aircraft, although the Company has not yet decided which of the 777 variants it will order. In addition to the firm order, American has obtained "purchase rights" for additional aircraft. Subject to the availability of delivery positions, some of which are guaranteed, American will have the right to acquire, at specified prices, new standard-body aircraft with as little as 15 months prior notice; wide-bodied acquisitions will require 18 months notice. Also, in April 1997, the Company announced that AMR Eagle will acquire 12 new ATR 72 (Super ATR)
  aircraft, with deliveries beginning in July 1997 and continuing through May 1998, and will retire its 11 remaining Shorts 360 aircraft by January 1998. Excluding the acquisition of the Boeing 777 aircraft, payments for the new firm-order aircraft will approximate $550 million in 1997, $800 million in 1998, $900 million in 1999, and $1.7 billion in 2000 and thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary AMR recorded net earnings for the three months ended March 31, 1997, of $152 million, or $1.65 per common share (primary and fully diluted). This compares to net earnings of $157 million, or $2.02 per common share ($1.84 fully diluted) for the first quarter of 1996. AMR's operating income decreased 13.0 percent or $52 million.

AMR's operations fall within three major lines of business - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K for the year ended December 31, 1996.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1997          1996
Revenues
  Passenger - American Airlines, Inc.          $3,390        $3,287
                    - AMR Eagle, Inc.             248           267
  Cargo                                           164           163
  Other                                           204           197
                                                4,006         3,914
Expenses
  Wages, salaries and benefits                  1,334         1,301
  Aircraft fuel                                   520           441
  Commissions to agents                           314           315
  Depreciation and amortization                   262           252
  Other operating expenses                      1,352         1,343
    Total operating expenses                    3,782         3,652
Operating Income                                  224           262

Other Income (Expense)                            (80)         (134)

Earnings Before Income Taxes                   $  144        $  128

Average number of equivalent employees         90,000        89,900

OPERATING STATISTICS
                                                 Three Months Ended
                                                     March 31,
                                                 1997          1996
American Airlines Jet Operations
    Revenue passenger miles (millions)          25,295       24,632
    Available seat miles (millions)             37,520       37,554
    Cargo ton miles (millions)                     480          498
    Passenger load factor                         67.4%        65.6%
    Breakeven load factor                         62.7%        59.8%
    Passenger revenue yield per passenger mile   13.40        13.34
      (cents)
    Passenger revenue per available seat mile     9.04         8.75
      (cents)
    Cargo revenue yield per ton mile (cents)     33.77        32.26
    Operating expenses per available seat mile    9.40         8.97
      (cents)
    Fuel consumption (gallons, in millions)        673          663
    Fuel price per gallon (cents)                 74.7         63.9
    Fuel price per gallon, excluding fuel tax     69.7         59.0
      (cents)
    Operating aircraft at period-end               643          632

AMR Eagle, Inc.
    Revenue passenger miles (millions)             602          636
    Available seat miles (millions)              1,043        1,137
    Passenger load factor                         57.7%        56.0%
    Operating aircraft at period-end               205          255


Operating aircraft at March 31, 1997, included:

 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R             35        ATR 42                     46
Boeing 727-200               81        Super ATR                  33
Boeing 757-200               90        Saab 340B                  90
Boeing 767-200                8        Saab 340B Plus             25
Boeing 767-200 Extended                Shorts 360                 11
 Range                       22
Boeing 767-300 Extended                 Total                    205
 Range                       41
Fokker 100                   75
McDonnell Douglas DC-10-10   11
McDonnell Douglas DC-10-30    5
McDonnell Douglas MD-11      15
McDonnell Douglas MD-80     260
 Total                      643

87.4% of the jet aircraft fleet is Stage III, a classification of aircraft meeting the most stringent noise standards promulgated by the Federal Aviation Administration.

Average aircraft age is 9 years for jet aircraft and 4 years for regional aircraft.

The Airline Group's revenues increased $92 million or 2.4 percent. American's passenger revenues increased by 3.1 percent, $103 million. American's yield (the average amount one passenger pays to fly one mile) of 13.40 cents increased by 0.4 percent compared to the same period in 1996. Domestic yields increased 0.4 percent from first quarter 1996, while international yields were flat.

American's traffic or revenue passenger miles (RPMs) increased 2.7 percent to 25.3 billion miles for the quarter ended March 31, 1997. American's capacity or available seat miles (ASMs) of 37.5 billion miles for the first quarter of 1997 were comparable to the same period in 1996. American's domestic traffic increased 2.9 percent on capacity increases of 0.5 percent and international traffic grew 2.3 percent on capacity decreases of 1.5 percent. The increase in international traffic was driven by a 9.3 percent increase in traffic to Latin America on capacity growth of 2.0 percent, partially offset by a 3.7 percent decrease in traffic to Europe on a capacity decrease of 4.8 percent.

The Airline Group's operating expenses increased 3.6 percent, $130 million. American's Jet Operations cost per ASM increased by 4.8 percent to 9.40 cents. Wages, salaries and benefits expense increased $33 million, $20 million of which was a charge associated with the 5.75 million stock options granted to American's pilots at $10 below market value. Aircraft fuel expense increased 17.9 percent, $79 million, due to a 16.9 percent increase in American's average price per gallon including tax. Other operating expenses increased by $9 million, including a $27 million increase in maintenance materials and repairs expense and a $20 million decrease in aircraft rentals. The increase in maintenance materials and repairs expense is due to additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet. The decrease in aircraft rentals is a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense.

Other Income (Expense) decreased 40.3 percent or $54 million. Interest expense decreased $44 million primarily due to the retirement of debt prior to scheduled maturity and the conversion in May 1996 of $1.02 billion in convertible subordinated debentures. Interest income increased approximately $9 million due to higher investment balances.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1997          1996
Revenues                                       $  440        $  428

Operating Expenses                                332           312

Operating Income                                  108           116

Other Income (Expense)                              1            (1)

Earnings Before Income Taxes                   $  109        $  115

Average number of equivalent employees          8,200         7,900

Revenues
Revenues for The SABRE Group increased 2.8 percent, $12 million, primarily due to growth in booking fees from associates. This growth was driven by an increase in booking volumes, both domestic and international, and an overall increase in the price per booking charged to associates.

Expenses
Operating expenses increased 6.4 percent, $20 million, due primarily to increases in salaries and benefits and subscriber incentive expenses. Salaries and benefits increased due to an increase in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and annual salary increases. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's travel agency subscriber base.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1997          1996
Revenues                                       $  161        $  157

Operating Expenses                                144           134

Operating Income                                   17            23

Other Income (Expense)                             (1)           (1)

Earnings Before Income Taxes                   $   16        $   22

Average number of equivalent employees         15,400        13,500

Revenues
Revenues for the Management Services Group increased 2.5 percent, or $4 million. AMR Services Corporation experienced higher revenue as a result of increased airline passenger, ramp and cargo handling services provided by its AMR Airline Services division and increased revenues provided by its AMR Distribution Systems division. This increase was partially offset by a reduction in fees for services provided by Airline Management Services to Canadian Airlines International Limited (Canadian). In the fourth quarter of 1996, AMR conceptually agreed to reduce its fees as part of Canadian's restructuring program.

Expenses
Operating expenses increased 7.5 percent, $10 million, due to an increase in wages, salaries and benefits resulting primarily from an increase in the average number of equivalent employees.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three month period ended March 31, 1997, was $232 million, compared to $325 million in 1996. The $93 million decrease resulted primarily from increased tax and profit sharing payments in the first quarter of 1997 compared to the same period in 1996. Capital expenditures for the first quarter of 1997 were $145 million. These capital expenditures were financed with internally generated cash. Proceeds from the sale of equipment and property of $85 million include proceeds received upon the delivery of one of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties.

On May 7, 1997, American confirmed the structure of its aircraft acquisition arrangement with Boeing announced in November 1996. The arrangement includes firm orders for 75 Boeing 737s, 12 Boeing 757s and four Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. Also, in April 1997, the Company announced that AMR Eagle will acquire 12 new ATR 72 (Super ATR) aircraft, with deliveries beginning in July 1997 and continuing through May 1998, and will retire its 11 remaining Shorts 360 aircraft by January 1998. Payments for the new firm-order aircraft will approximate $550 million in 1997, $800 million in 1998, $900 million in 1999, and $1.7 billion in 2000 and thereafter.

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

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

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

11                             Computation of earnings per share.

27                             Financial Data Schedule.

On January 15, 1997, AMR filed a report on Form 8-K relative to a press release announcing the Company's fourth quarter 1996 earnings.

On January 21, 1997, AMR filed a report on Form 8-K relative to the Company's negotiations with the Allied Pilots Association.

On  February  6,  1997, AMR filed a report on Form  8-K  relative  to
American's   drawing   under  its  credit  facility   agreement   and
negotiation of an additional credit facility agreement.

On March 3, 1997, AMR filed a report on Form 8-K relative to the Company's negotiations with the Allied Pilots Association.

On April 16, 1997, AMR filed a report on Form 8-K relative to the Company's negotiations with the Allied Pilots Association and a press release announcing the Company's first quarter 1997 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  May 12, 1997            BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and Chief
                               Financial Officer

EXHIBIT 11

                            AMR CORPORATION
                   Computation of Earnings Per Share
                (In millions, except per share amounts)


                                                Three Months Ended
                                                March 31,
                                                1997         1996
Primary:
 Earnings applicable to common shares           $  152       $  157

 Average shares outstanding                         91           77
 Add shares issued upon assumed conversion of
   dilutive options, stock appreciation rights
   and warrants and shares assumed issued for
   deferred stock granted                            3            3
 Less assumed treasury shares purchased             (2)          (2)

 Total primary shares                               92           78
 Primary earnings per share                     $ 1.65       $ 2.02

Fully diluted:
 Earnings applicable to common shares           $  152       $  157
 Adjustments:
      Add interest upon assumed conversion
        of 6.125% convertible subordinated
        debentures, net of tax                       -           11
      Add dividends upon assumed conversion
        of convertible preferred stock               -            1
 Earnings, as adjusted                          $  152       $  169

 Average shares outstanding                         91           77
 Add shares issued upon:
      Assumed conversion of 6.125%
        convertible subordinated debentures          -           13
      Assumed conversion of preferred stock          -            1
      Assumed conversion of dilutive options,
        stock appreciation rights and warrants
        and shares assumed issued for
        deferred stock granted                       3            3
 Less assumed treasury shares purchased             (2)          (2)

 Total fully diluted shares                         92           92
 Fully diluted earnings per share              $  1.65       $ 1.84
