Form 10-Q
period 1997-06-30
AMR CORP
filed 1997-08-13
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1997.


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


Common Stock, $1 par value - 91,940,107 as of August 6, 1997

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

  Condensed Consolidated Balance Sheet -- June 30, 1997 and  December
  31, 1996

  Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1997 and 1996

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  1997


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1997       1996       1997       1996
Revenues
Airline Group:
  Passenger - American
              Airlines Inc.  $3,641     $3,510     $7,031     $6,797
            - AMR Eagle, Inc    256        266        504        533
  Cargo                         174        173        338        336
  Other                         221        210        425        407
                              4,292      4,159      8,298      8,073

  The SABRE Group               447        410        887        838
  Management Services Group     151        151        312        308
  Less: Intergroup revenues    (180)      (170)      (361)      (361)
Total operating revenues      4,710      4,550      9,136      8,858

Expenses
  Wages, salaries and
   benefits                   1,556      1,497      3,096      2,984
  Aircraft fuel                 471        470        991        911
  Commissions to agents         329        321        643        636
  Depreciation and
   amortization                 310        297        622        597
  Other rentals and
   landing fees                 227        223        445        439
  Maintenance materials
   and repairs                  219        170        414        338
  Food service                  173        173        334        329
  Aircraft rentals              143        162        287        326
  Other operating expenses      694        651      1,367      1,311
Total operating expenses      4,122      3,964      8,199      7,871
Operating Income                588        586        937        987

Other Income (Expense)
  Interest income                31         16         58         32
  Interest expense              (99)      (123)      (202)      (269)
  Minority interest             (10)         -        (22)         -
  Miscellaneous - net            (6)         1        (10)        (5)
                                (84)      (106)      (176)      (242)
Earnings Before Income Taxes    504        480        761        745

Income tax provision            202        187        307        295
Net Earnings                 $  302     $  293     $  454     $  450

Earnings Per Common Share
  Primary                    $ 3.26     $ 3.35     $ 4.92     $ 5.44

  Fully Diluted              $ 3.26     $ 3.20     $ 4.92     $ 5.04

Number of Shares Used in
Computation
  Primary                       92         87         92         83
  Fully Diluted                 92         92         92         92

The accompanying notes are an integral part of these financial statements.
                                         -1-

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              June 30,     December 31,
                                                1997         1996
                                             (Unaudited)     (Note 1)
Assets
Current Assets
  Cash                                        $     22     $     68
  Short-term investments                         2,177        1,743
  Receivables, net                               1,524        1,382
  Inventories, net                                 613          633
  Deferred income taxes                            404          404
  Other current assets                             235          240
    Total current assets                         4,975        4,470

Equipment and Property
  Flight equipment, net                          9,048        9,251
  Other equipment and property, net              1,871        1,882
                                                10,919       11,133

Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,940        2,016
  Other equipment and property, net                159          156
                                                 2,099        2,172

Route acquisition costs, net                       959          974
Other assets, net                                1,751        1,748
                                              $ 20,703     $ 20,497

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $    959     $  1,068
  Accrued liabilities                            1,953        2,055
  Air traffic liability                          2,098        1,889
  Current maturities of long-term debt             297          424
  Current obligations under capital leases         135          130
    Total current liabilities                    5,442        5,566

Long-term debt, less current maturities          2,703        2,752
Obligations   under  capital  leases, less
current obligations                              1,703        1,790
Deferred income taxes                              802          743
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,047        3,978

Stockholders' Equity
  Common stock                                      91           91
  Additional paid-in capital                     3,207        3,166
  Treasury stock                                  (158)           -
  Retained earnings                              2,866        2,411
                                                 6,006        5,668
                                              $ 20,703     $ 20,497

The accompanying notes are an integral part of these financial statements.
                                         -2-

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                               Six Months Ended June
                                                        30,
                                               1997          1996
Net Cash Provided by Operating Activities      $1,059        $1,128

Cash Flow from Investing Activities:
  Capital expenditures                           (461)         (233)
  Net decrease (increase) in
   short-term investments                        (434)           11
  Proceeds from sale of equipment and property    177           156
     Net cash used for investing activities      (718)          (66)

Cash Flow from Financing Activities:
  Payments on long-term debt and
   capital lease obligations                     (261)       (1,082)
  Repurchases of common stock                    (158)            -
  Other                                            32            18
     Net cash used for financing activities      (387)       (1,064)

Net decrease in cash                              (46)           (2)
Cash at beginning of period                        68            82

Cash at end of period                          $   22        $   80

Cash Payments For:
  Interest                                     $  214        $  280
  Income taxes                                    231           282

The  accompanying notes are an integral part of these  financial statements.
                                         -3-

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

2.Accumulated  depreciation of owned equipment and  property  at  June
  30, 1997 and December 31, 1996, was $6.4 billion and $6.1 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1997 and December 31, 1996, was $1.0 billion and $971 million, respectively.

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

4.On  May  5,  1997,  the  members of the  Allied  Pilots  Association ratified a new labor agreement that was reached with American in March 1997. The new contract becomes amendable August 31, 2001. Among other provisions, the agreement granted pilots options to buy
  5.75 million shares of AMR stock at $83.375, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options are immediately exercisable. To offset the potential dilution from the exercise of these options, and as previously announced, the Company intends to repurchase in the open market or in private transactions from time to time up to 5.75 million shares of its common stock. A total of 1,902,575 shares had been repurchased as of June 30, 1997.

5.On May 7, 1997, American confirmed the structure of its aircraft acquisition arrangement with Boeing announced in November 1996. The arrangement includes firm orders for 75 Boeing 737s, 12 Boeing 757s and four Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. In June 1997, American confirmed an order for seven Boeing 777-200IGW aircraft, to be delivered in 1999 and 2000. In addition to the firm orders, American obtained "purchase rights" for additional aircraft. Subject to the availability of delivery positions, some of which are guaranteed, American has the right to acquire, at specified prices, new standard-body aircraft with as little as 15 months prior notice; wide-bodied acquisitions will require 18 months notice.

  In April 1997, the Company announced that AMR Eagle will acquire 12 new ATR 72 (Super ATR) aircraft, with deliveries beginning in July 1997 and continuing through May 1998, and will remove its 11 remaining Shorts 360 aircraft from service by the end of September 1997. In June 1997, the Company announced that AMR Eagle will acquire 67 regional jets. This includes a firm order for 42
  Embraer EMB-145 aircraft, with deliveries beginning in February 1998 and continuing through November 1999, and a firm order for 25 Bombardier CRJ-700 aircraft, with deliveries beginning in the first quarter of 2001 and continuing through the second quarter of 2003.

  Payments for the firm-order aircraft noted above will approximate $1.0 billion in 1997, $1.3 billion in 1998, $1.6 billion in 1999, and $2.3 billion in 2000 and thereafter.
                                         -4-

6.On  July 16, 1997, the Company announced that its board of directors authorized management to repurchase up to an additional $500 million of its outstanding common stock in the open market or in private transactions from time to time over a 24-month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended June 30, 1997 and 1996

Summary AMR recorded net earnings for the three months ended June 30, 1997, of $302 million, or $3.26 per common share. This compares to net earnings of $293 million, or $3.35 per common share ($3.20
fully diluted) for the second  quarter  of 1996.   AMR's  operating
income of $588 million increased slightly compared to $586 million for the same period in 1996.

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

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                      June 30,
                                                 1997          1996
Revenues
  Passenger - American Airlines, Inc.          $3,641        $3,510
            - AMR Eagle, Inc.                     256           266
  Cargo                                           174           173
  Other                                           221           210
                                                4,292         4,159
Expenses
  Wages, salaries and benefits                  1,345         1,306
  Aircraft fuel                                   471           470
  Commissions to agents                           329           321
  Depreciation and amortization                   260           247
  Other operating expenses                      1,407         1,331
    Total operating expenses                    3,812         3,675
Operating Income                                  480           484

Other Income (Expense)                            (77)         (105)

Earnings Before Income Taxes                   $  403        $  379

Average number of equivalent employees         90,500        87,800

                                         -6-

OPERATING STATISTICS
                                                 Three Months Ended
                                                      June 30,
                                                 1997          1996
American Airlines Jet Operations
    Revenue passenger miles (millions)          27,318       26,679
    Available seat miles (millions)             38,738       38,440
    Cargo ton miles (millions)                     521          520
    Passenger load factor                         70.5%        69.4%
    Breakeven load factor                         60.0%        58.5%
    Passenger revenue yield per passenger mile   13.33         13.16
     (cents)
    Passenger revenue per available seat mile     9.40          9.13
     (cents)
    Cargo revenue yield per ton mile (cents)     32.88         32.74
    Operating expenses per available seat mile    9.15          8.84
     (cents)
    Fuel consumption (gallons, in millions)        697           687
    Fuel price per gallon (cents)                 65.3          66.0
    Fuel price per gallon, excluding fuel tax     60.4          61.3
     (cents)
    Operating aircraft at period-end               644           637

AMR Eagle, Inc.
    Revenue passenger miles (millions)             652           675
    Available seat miles (millions)              1,047         1,102
    Passenger load factor                         62.3%         61.2%
    Operating aircraft at period-end               203           227

Operating aircraft at June 30, 1997, included:
 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              81        Super ATR                  33
Boeing 757-200              90        Saab 340B                  90
Boeing 767-200               8        Saab 340B Plus             25
Boeing 767-200                        Shorts 360                  9
 Extended Range             22
Boeing 767-300                         Total                    203
 Extended Range             41
Fokker 100                  75
McDonnell Douglas DC-10-10  13
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11     14
McDonnell Douglas MD-80    260
 Total                     644

87.4% of the jet aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 9.6 years for jet aircraft and 5.4 years for regional aircraft.
                                         -7-

The Airline Group's revenues increased $133 million or 3.2 percent in the second quarter of 1997 versus the same period last year. American's passenger revenues increased by 3.7 percent, $131 million. American's yield (the average amount one passenger pays to fly one mile) of 13.33 cents increased by 1.3 percent compared to the same period in 1996. Domestic yields decreased 0.8 percent from second quarter 1996. International yields increased 6.4 percent, due to a
9.0 percent increase in Latin America, an 8.5 percent increase in the Pacific and a 3.1 percent increase in Europe.

American's traffic or revenue passenger miles (RPMs) increased 2.4 percent to 27.3 billion miles for the quarter ended June 30, 1997. American's capacity or available seat miles (ASMs) increased 0.8 percent to 38.7 billion miles in the second quarter of 1997, primarily as a result of seven additional operating aircraft. American's domestic traffic increased 1.6 percent on capacity increases of 0.6 percent and international traffic grew 4.2 percent on capacity increases of 1.3 percent. The increase in international traffic was driven by a 6.2 percent increase in traffic to Latin America on capacity growth of 4.4 percent and a 3.7 percent increase in traffic to Europe on a capacity decrease of 2.0 percent.

The Airline Group's operating expenses increased 3.7 percent, $137 million. American's Jet Operations cost per ASM increased 3.5 percent to 9.15 cents. Other operating expenses increased by $76 million, primarily as a result of a $48 million increase in maintenance materials and repairs expense due to additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet. Aircraft rentals decreased $19 million as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense.

Other Income (Expense) decreased 26.7 percent or $28 million. Interest expense decreased $27 million primarily due to the retirement of debt prior to scheduled maturity and the conversion in May 1996 of $1.02 billion in convertible subordinated debentures. Interest income increased approximately $11 million due to higher investment balances.
                                         -8-

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                      June 30,
                                                 1997          1996
Revenues                                       $  447        $  410

Operating Expenses                                354           329

Operating Income                                   93            81

Other Income (Expense)                              3            (1)

Earnings Before Income Taxes                   $   96        $   80

Average number of equivalent employees          8,400         7,900

Revenues
Revenues for The SABRE Group increased 9.0 percent, $37 million, primarily due to growth in booking fees from associates. This growth was driven by an increase in booking volumes, primarily in Europe and Latin America, and an overall increase in the price per booking charged to associates. Revenues from technology solution services provided by The SABRE Group to its unaffiliated customers increased approximately $6 million due to an increase in software development and consulting and software license fee revenues.

Expenses
Operating expenses increased 7.6 percent, $25 million, due primarily to an increase in salaries, benefits and employee related costs, and subscriber incentive expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and to annual salary increases. Employee related costs also increased due to increased travel expenses. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's travel agency subscriber base.
                                         -9-

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Three Months Ended
                                                      June 30,
                                                 1997          1996
Revenues                                       $  151        $  151

Operating Expenses                                136           130

Operating Income                                   15            21

Other Income (Expense)                              -             -

Earnings Before Income Taxes                   $   15        $   21

Average number of equivalent employees         15,500        14,800

Revenues
Revenues for the Management Services Group for the second quarter of 1997 were comparable to the same period in 1996. AMR Services
Corporation experienced higher revenue as a result of increased revenues provided by its AMR Distribution Systems division and increased airline passenger, ramp and cargo handling services provided by its AMR Airline Services division. This increase was offset by lower revenue for AMR Combs due to the March 1997 sale of its aircraft parts division and a reduction in fees for services provided by Airline Management Services to Canadian Airlines International Limited.

Expenses
Operating expenses increased 4.6 percent, $6 million, due primarily to an increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees.
                                         -10-

For the Six Months Ended June 30, 1997 and 1996

Summary AMR recorded net earnings for the six months ended June 30, 1997, of $454 million, or $4.92 per common share. This compares with net earnings of $450 million, or $5.44 per common share ($5.04 fully diluted) for the same period in 1996. AMR's operating income decreased 5.1 percent or $50 million.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                  Six Months Ended
                                                      June 30,
                                                 1997          1996
Revenues
  Passenger - American Airlines, Inc.          $7,031        $6,797
                    - AMR Eagle, Inc.             504           533
  Cargo                                           338           336
  Other                                           425           407
                                                8,298         8,073
Expenses
  Wages, salaries and benefits                  2,679         2,607
  Aircraft fuel                                   991           911
  Commissions to agents                           643           636
  Depreciation and amortization                   522           499
  Other operating expenses                      2,759         2,674
    Total operating expenses                    7,594         7,327
Operating Income                                  704           746

Other Income (Expense)                          (157)         (239)

Earnings Before Income Taxes                   $  547        $  507

Average number of equivalent employees         90,200        88,900

                                         -11-

OPERATING STATISTICS
                                                  Six Months Ended
                                                      June 30,
                                                 1997          1996
American Airlines Jet Operations
    Revenue passenger miles (millions)          52,613       51,311
    Available seat miles (millions)             76,258       75,994
    Cargo ton miles (millions)                   1,001        1,018
    Passenger load factor                         69.0%        67.5%
    Breakeven load factor                         61.4%        59.2%
    Passenger revenue yield per passenger mile   13.36        13.25
     (cents)
    Passenger revenue per available seat mile     9.22         8.94
     (cents)
    Cargo revenue yield per ton mile (cents)     33.31        32.50
    Operating expenses per available seat mile    9.27         8.91
     (cents)
    Fuel consumption (gallons, in millions)      1,370        1,350
    Fuel price per gallon (cents)                 69.9         65.0
    Fuel price per gallon, excluding fuel tax     65.0         60.2
     (cents)
    Operating aircraft at period-end              644           637

AMR Eagle, Inc.
    Revenue passenger miles (millions)          1,254        1,311
    Available seat miles (millions)             2,090        2,239
    Passenger load factor                        60.0%        58.6%
    Operating aircraft at period-end              203          227

The Airline Group's revenues increased $225 million or 2.8 percent during the first six months of 1997 versus the same period last year. American's passenger revenues increased by 3.4 percent, $234 million. American's yield (the average amount one passenger pays to fly one mile) of 13.36 cents increased by 0.8 percent compared to the same period in 1996. Domestic yields decreased 0.2 percent from the first six months of 1996. International yields increased 3.5 percent, reflecting a 4.4 percent increase in Latin America, a 1.9 percent increase in Europe and a 1.1 percent increase in the Pacific.

American's traffic or revenue passenger miles (RPMs) increased 2.5 percent to 52.6 billion miles for the six months ended June 30, 1997. American's capacity or available seat miles (ASMs) increased 0.3 percent to 76.3 billion miles in the first six months of 1997, primarily as a result of seven additional operating aircraft. American's domestic traffic increased 2.2 percent on capacity increases of 0.5 percent and international traffic grew 3.3 percent on capacity decreases of 0.1 percent. The overall increase in international traffic was driven by a 7.8 percent increase in traffic to Latin America on capacity growth of 3.2 percent, partially offset by a 9.0 percent decrease in Pacific traffic on a capacity decrease of 5.9 percent.

The Airline Group's operating expenses increased 3.6 percent, $267 million. American's Jet Operations cost per ASM increased by 4.0 percent to 9.27 cents. Aircraft fuel expense increased 8.8 percent, $80 million, due primarily to a 7.5 percent increase in American's average price per gallon including tax. Other operating expenses increased by $85 million, primarily as a result of a $75 million increase in maintenance materials and repairs expense due to additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet. Aircraft rentals decreased $39 million as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense.

Other Income (Expense) decreased 34.3 percent or $82 million. Interest expense decreased $71 million primarily due to the retirement of debt prior to scheduled maturity and the conversion in May 1996 of $1.02 billion in convertible subordinated debentures. Interest income increased approximately $20 million due to higher investment balances.
                                         -13-

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                  Six Months Ended
                                                      June 30,
                                                 1997          1996
Revenues                                       $  887        $  838

Operating Expenses                                686           641

Operating Income                                  201           197

Other Income (Expense)                              4            (2)

Earnings Before Income Taxes                   $  205        $   195

Average number of equivalent employees          8,300         7,900

Revenues
Revenues for The SABRE Group increased 5.8 percent, $49 million, primarily due to growth in booking fees from associates. This growth was driven by an increase in booking volumes, primarily in Europe and Latin America, and an overall increase in the price per booking charged to associates. Revenues from technology solution services provided by The SABRE Group to its unaffiliated customers increased approximately $8 million due to an increase in software development and consulting and software license fee revenues.

Expenses
Operating expenses increased 7.0 percent, $45 million, due primarily to an increase in salaries, benefits and employee related costs, and subscriber incentive expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and to annual salary increases. Employee related costs also increased due to increased travel expenses. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's travel agency subscriber base.
                                         -14-

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                  Six Months Ended
                                                      June 30,
                                                 1997          1996
Revenues                                       $  312        $  308

Operating Expenses                                280           264

Operating Income                                   32            44

Other Income (Expense)                             (1)           (1)

Earnings Before Income Taxes                   $   31        $   43

Average number of equivalent employees         15,500        14,100

Revenues
Revenues for the Management Services Group increased 1.3 percent, or $4 million. AMR Services Corporation experienced higher revenue as a result of increased revenues provided by its AMR Distribution Systems division and increased airline passenger, ramp and cargo handling services provided by its AMR Airline Services division. This increase was offset by lower revenue for AMR Combs due to the March 1997 sale of its aircraft parts division and a reduction in fees for services provided by Airline Management Services to Canadian Airlines International Limited.

Expenses
Operating expenses increased 6.1 percent, $16 million, due primarily to an increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six month period ended June 30, 1997, was $1.1 billion, a decrease of $69 million over the same period in 1996. Capital expenditures for the first six months of 1997 were $461 million, and included purchase deposits on new aircraft orders of $190 million. These capital expenditures were financed with internally generated cash. Proceeds from the sale of equipment and property of $177 million for the first six months of 1997 include proceeds received upon the delivery of two of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties.

On  May  7,  1997, American confirmed the structure of  its  aircraft
acquisition arrangement with Boeing announced in November 1996.   The
arrangement includes firm orders for 75 Boeing 737s, 12 Boeing 757s and four Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. In June 1997, American confirmed an order for seven Boeing 777-200IGW aircraft, to be delivered in 1999 and 2000.

In April 1997, the Company announced that AMR Eagle will acquire 12 new ATR 72 (Super ATR) aircraft, with deliveries beginning in July 1997 and continuing through May 1998, and will remove its 11 remaining Shorts 360 aircraft from service by the end of September 1997. In June 1997, the Company announced that AMR Eagle will acquire 67 regional jets. This includes a firm order for 42 Embraer EMB-145 aircraft, with deliveries beginning in February 1998 and continuing through November 1999, and a firm order for 25 Bombardier CRJ-700 aircraft, with deliveries beginning in the first quarter of 2001 and continuing through the second quarter of 2003.
                                         -15-

Payments for the firm-order aircraft noted above will approximate $1.0 billion in 1997, $1.3 billion in 1998, $1.6 billion in 1999, and $2.3 billion in 2000 and thereafter.

As discussed in Note 4, in May 1997, the Company confirmed its intent to repurchase in the open market or in private transactions from time to time up to 5.75 million shares of its common stock to offset the potential dilution from the exercise of the options granted to the pilots. A total of 1,902,575 shares had been repurchased as of June 30.

In June 1997, Standard & Poor's raised its corporate credit ratings and senior debt ratings of AMR Corporation and its subsidiary American Airlines, Inc. to triple 'B' minus from double 'B' plus.

On July 16, 1997, the Company announced that its board of directors authorized management to repurchase up to an additional $500 million of its outstanding common stock in the open market or in private transactions from time to time over a 24-month period.


Other

The Federal airline passenger excise tax, which was reimposed in the first quarter of 1997, is scheduled to expire on September 30, 1997. A replacement tax mechanism will take effect on October 1, 1997. Over a five year period on a sliding scale, the airline ticket tax will be reduced from ten percent to 7.5 percent and a $3 per passenger segment fee will be phased in. Additionally, the fee for international arrivals and departures will be increased from $6 per departure to $12 for each arrival and departure and a 7.5 percent tax will be added on the purchase of frequent flyer miles. The ultimate impact of the new taxes on AMR cannot be determined at this time.
                                         -16-

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. The case has not been certified as a class action. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. American is vigorously defending the lawsuit.

    American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May 1988. (Wolens et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Although the complaint originally involved numerous claims, after a January 18, 1995 preemption ruling by the U.S. Supreme Court, only the plaintiffs' breach of contract claim remains. Currently, the plaintiffs allege that in May 1988, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards and that these changes breached American's contracts with AAdvantage members. The case has not been certified as a class action. Although the case has been pending for numerous years, it still is in a preliminary stage. American is vigorously defending the lawsuit. Plaintiffs seek money damages for the alleged breach and attorneys' fees.

    In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995, a class action lawsuit entitled Gutterman vs. American Airlines, Inc., was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc., was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County court in July 1995. Although American's motion to dismiss the Gutterman lawsuit was denied, American's motion for summary judgment is still pending. No class has been certified in the Gutterman lawsuit and to date only very limited discovery has been undertaken. American is vigorously defending the lawsuit.
                                         -17-

                                PART II

Item 4.  Submission of Matters to a vote of Security Holders

The owners of 73,958,787 shares of common stock, or 81 percent of shares outstanding, were represented at the annual meeting of stockholders on May 21, 1997 at The Omni Hotel Park West, 1590 LBJ Freeway, Dallas, Texas.

Elected as directors of the Corporation, each receiving a minimum of 72,415,608 votes were:

David L. Boren                     Earl G. Graves
Edward A. Brennan                  Dee J. Kelly
Armando M. Codina                  Ann D. McLaughlin
Robert L. Crandall                 Charles H. Pistor, Jr.
Christopher F. Edley               Joe M. Rodgers
Charles T. Fisher, III             Maurice Segall


Stockholders  ratified  the appointment  of  Ernst  &  Young  LLP  as
independent  auditors for the Corporation for  1997.   The  vote  was
73,843,997 in favor; 53,721 against; and 61,069 abstaining.

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

On July 16, 1997, AMR filed a report on Form 8-K relative to a press release issued to report the Company's second quarter 1997 earnings and to announce that the Company's board of directors authorized management to repurchase additional shares of its outstanding common stock.
                                         -18-

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  August 13, 1997         BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and Chief
                               Financial Officer

EXHIBIT 11

                            AMR CORPORATION
                   Computation of Earnings Per Share
                (In millions, except per share amounts)

                             Three Months Ended       Six Months Ended
                                June 30,                June 30,
                             1997        1996        1997       1996
Primary:
 Earnings applicable to      $  302      $  293      $  454     $  450
  common shares

 Average shares outstanding      90          86          91         81
 Add shares issued upon
  assumed conversion of
  dilutive options, stock
  appreciation rights
  and warrants and shares
  assumed issued for deferred
  stock granted                   7           3           4          4
 Less assumed treasury
  shares purchased               (5)         (2)         (3)        (2)

 Total primary shares            92          87          92         83
 Primary earnings per share  $ 3.26      $ 3.35      $ 4.92     $ 5.44

Fully diluted:
 Earnings applicable to         302         293         454        450
  common shares
 Adjustments:
  Add interest upon
   assumed conversion
   of 6.125%
   convertible subordinated
   debentures, net of tax         -           3 (a)       -         14 (a)
  Add dividends upon
   assumedconversion of
   convertible preferred
   stock                          -           -           -          1
 Earnings, as adjusted       $  302      $  296      $  454     $  465

 Average shares outstanding      90          86          91         81
 Add shares issued upon:
  Assumed conversion of
   6.125% convertible
   subordinated debentures        -           4           -          8
  Assumed conversion of
   preferred stock                -           1           -          1
  Assumed conversion of
   dilutive options,
   stock appreciation
   rights and warrants
   and shares assumed
   issued for deferred stock
   granted                        7           3            4         4
  Less assumed treasury
   shares purchased              (5)         (2)          (3)        (2)

 Total fully diluted shares      92          92           92         92
 Fully diluted
  earnings per share         $ 3.26      $ 3.20       $ 4.92     $ 5.04

(a)  Through date of actual conversion.
                                         -20-