Form 10-Q
period 1997-09-30
AMR CORP
filed 1997-11-14
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1997.


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


Common Stock, $1 par value - 91,171,362 as of November 6, 1997

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated   Statement  of  Operations  --  Three  months   ended
  September 30, 1997 and 1996; Nine months ended September  30,  1997 and 1996

  Condensed  Consolidated  Balance Sheet -- September  30,  1997  and
  December 31, 1996

  Condensed Consolidated Statement of Cash Flows -- Nine months ended September 30, 1997 and 1996

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1997       1996       1997       1996
Revenues
  Airline Group:
    Passenger
    - American Airlines Inc. $3,713     $3,533    $10,744    $10,330
    - AMR Eagle, Inc.           262        265        766        798
    Cargo                       169        165        507        501
    Other                       233        208        658        615
                              4,377      4,171     12,675     12,244

  The SABRE Group               456        408      1,343      1,246
  Management Services Group     151        158        463        466
  Less: Intergroup revenues    (186)      (175)      (547)      (536)
Total operating revenues      4,798      4,562     13,934     13,420

Expenses
  Wages, salaries and
   benefits                   1,591      1,464      4,687      4,448
  Aircraft fuel                 466        494      1,457      1,405
  Commissions to agents         332        323        975        959
  Depreciation and
   amortization                 311        302        933        899
  Other rentals and
   landing fees                 228        229        673        668
  Maintenance materials
   and repairs                  227        178        641        516
  Food service                  176        177        510        506
  Aircraft rentals              143        146        430        472
  Other operating expenses      714        661      2,081      1,972
Total operating expenses      4,188      3,974     12,387     11,845
Operating Income                610        588      1,547      1,575

Other Income (Expense)
  Interest income                40         16         98         48
  Interest expense              (98)      (117)      (300)      (386)
  Minority interest             (10)         -        (32)         -
  Miscellaneous - net             -        (23)       (10)       (28)
                                (68)      (124)      (244)      (366)
Earnings Before Income Taxes    542        464      1,303      1,209
Income tax provision            219        182        526        477
Net Earnings                 $  323     $  282     $  777     $  732

Earnings Per Common Share
  Primary                    $ 3.55     $ 3.06     $ 8.46     $ 8.53

  Fully Diluted              $ 3.55     $ 3.06     $ 8.46     $ 8.11

Number of Shares Used in
Computation
  Primary                        91         92         92         86
  Fully Diluted                  91         92         92         92

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

                                             September     December
                                                30,           31,
                                               1997          1996
                                                           (Note 1)
Assets

Current Assets
  Cash                                       $     27      $     68
  Short-term investments                        2,891         1,743
  Receivables, net                              1,546         1,382
  Inventories, net                                629           633
  Deferred income taxes                           403           404
  Other current assets                            210           240
    Total current assets                        5,706         4,470

Equipment and Property
  Flight equipment, net                         8,992         9,251
  Other equipment and property, net             1,859         1,882
                                               10,851        11,133

Equipment and Property Under Capital Leases
  Flight equipment, net                         1,902         2,016
  Other equipment and property, net               161           156
                                                2,063         2,172

Route acquisition costs, net                      952           974
Other assets, net                               1,767         1,748
                                             $ 21,339      $ 20,497

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $  1,178     $  1,068
  Accrued liabilities                            2,163        2,055
  Air traffic liability                          2,295        1,889
  Current maturities of long-term debt             468          424
  Current obligations under capital leases         133          130
    Total current liabilities                    6,237        5,566

Long-term debt, less current maturities          2,499        2,752
Obligations   under  capital  leases,   less     1,670        1,790
current obligations
Deferred income taxes                              829          743
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,114        3,978

Stockholders' Equity
  Common stock                                      91           91
  Additional paid-in capital                     3,162        3,166
  Treasury stock                                 (452)            -
  Retained earnings                              3,189        2,411
                                                 5,990        5,668
                                              $ 21,399     $ 20,497

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              1997          1996
Net Cash Provided by Operating Activities     $2,379        $1,988

Cash Flow from Investing Activities:
  Capital expenditures                          (670)         (389)
  Net increase in short-term investments      (1,148)         (490)
  Proceeds from sale of equipment and
   property                                      182           232
Net cash used for investing activities        (1,636)         (647)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                            (318)       (1,404)
  Repurchases of common stock                   (592)            -
  Other                                          126            20
Net cash used for financing activities          (784)       (1,384)

Net decrease in cash                             (41)          (43)
Cash at beginning of period                       68            82

Cash at end of period                         $   27        $   39

Cash Payments For:
  Interest                                    $  313        $  395
  Income taxes                                   322           285

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

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1997 and December 31, 1996, was $6.6 billion and $6.1 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1997 and December 31, 1996, was $1.1 billion and $971 million, respectively.

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
  Among other provisions, the agreement granted pilots options to  buy
  5.75 million shares of AMR stock at $83.375, $10 less than the average fair market value of the stock on the date of grant, May 5,
  1997.   The  options  are immediately exercisable.   To  offset  the
  potential dilution from the exercise of these options, and as previously announced, the Company intends to repurchase in the open market or in private transactions up to 5.75 million shares of its
  common  stock.   As  of September 30, the Company  had completed this
  stock repurchase.

5.On   October  31,  1997,  American  signed  a  previously  announced aircraft acquisition agreement with Boeing. The contract includes firm orders for 75 Boeing 737-800s, 12 Boeing 757-200s, 11 Boeing 777-200IGWs and eight Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. In addition to the firm orders, American obtained "purchase rights" for additional aircraft. Subject to the availability of delivery positions, some of which are guaranteed, American has the right to acquire, at specified prices, new standard and wide-bodied aircraft with prior notice ranging from 15 to 18 months.

  In April 1997, the Company announced that AMR Eagle will acquire 12 new ATR 72 (Super ATR) aircraft, with deliveries beginning in July 1997 and continuing through May 1998. Three ATR aircraft were delivered  in the third quarter of 1997.  In June 1997, the  Company announced that AMR Eagle will acquire 67 regional jets. This includes a firm order for 42 Embraer EMB-145 aircraft, with deliveries beginning in February 1998 and continuing through November 1999, and a firm order for 25 Bombardier CRJ-700 aircraft, with deliveries beginning in the first quarter of 2001 and continuing through the second quarter of 2003.

  Payments for the firm-order aircraft noted above will approximate $875 million in 1997, $1.5 billion in 1998, $2.2 billion in 1999, and $2.2 billion in 2000 and thereafter.

6.On  July 16, 1997, the Company announced that its board of directors had authorized management to repurchase up to an additional $500 million of its outstanding common stock in the open market or in private transactions from time to time over a 24-month period. A total of 276,575 shares had been repurchased as of September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1997 and 1996

Summary AMR recorded net earnings for the three months ended September 30, 1997, of $323 million, or $3.55 per common share. This compares to net earnings of $282 million, or $3.06 per common share for the third quarter of 1996. AMR's operating income of $610 million increased slightly compared to $588 million for the same period in 1996.

AMR's operations fall within three major lines of business - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle, Inc.; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K for the year ended December 31, 1996. The minority interest in the earnings of consolidated subsidiaries of $10 million and $32 million for the three and nine months ended September 30, 1997, has not been allocated to a reporting segment.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1997          1996
Revenues
  Passenger - American Airlines, Inc.         $3,713        $3,533
                    - AMR Eagle, Inc.            262           265
  Cargo                                          169           165
  Other                                          233           208
                                               4,377         4,171
Expenses
  Wages, salaries and benefits                 1,380         1,271
  Aircraft fuel                                  466           494
  Commissions to agents                          332           323
  Depreciation and amortization                  259           258
  Other operating expenses                     1,431         1,345
    Total operating expenses                   3,868         3,691
Operating Income                                 509           480

Other Income (Expense)                           (66)         (109)

Earnings Before Income Taxes                  $  443        $  371

Average number of equivalent employees        91,900        89,300

OPERATING STATISTICS
                                                Three Months Ended
                                                   September 30,
                                                1997          1996
American Airlines Jet Operations
    Revenue passenger miles (millions)         28,500        27,808
    Available seat miles (millions)            39,378        39,134
    Cargo ton miles (millions)                    506           486
    Passenger load factor                        72.4%         71.1%
    Breakeven load factor                        61.2%         60.1%
    Passenger revenue yield
     per passenger mile (cents)                 13.03         12.71
    Passenger  revenue per  available
     seat mile (cents)                           9.43          9.03
    Cargo revenue yield per ton mile (cents)    32.05         33.50
    Operating  expenses per available
     seat mile (cents)                           9.14          8.72
    Fuel consumption (gallons, in millions)       712           707
    Fuel price per gallon (cents)                63.5          67.4
    Fuel  price per gallon, excluding
     fuel tax (cents)                            58.5          62.3
    Operating aircraft at period-end              642           640

AMR Eagle, Inc.
    Revenue passenger miles (millions)            670           651
    Available seat miles (millions)             1,070         1,111
    Passenger load factor                        62.6%         58.6%
    Operating aircraft at period-end              196           208

Operating aircraft at September 30, 1997, included:

 Jet Aircraft:                        Regional Aircraft:
Airbus A300-600R            35        ATR 42                     46
Boeing 727-200              79        Super ATR                  34
Boeing 757-200              90        Saab 340B                  90
Boeing 767-200               8        Saab 340B Plus             25
Boeing 767-200 Extended     22        Shorts 360                  1
 Range
Boeing 767-300 Extended     41         Total                    196
 Range
Fokker 100                  75
McDonnell Douglas DC-10-10  13
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11     14
McDonnell Douglas MD-80    260
 Total                     642

87.7% of the jet aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 9.8 years for jet aircraft and 5.3 years for regional aircraft.

The Airline Group's revenues increased $206 million or 4.9 percent in the third quarter of 1997 versus the same period last year. American's passenger revenues increased by 5.1 percent, $180 million, primarily as a result of strong demand for air travel driven by continual economic growth in the U.S. and abroad. American's yield (the average amount one passenger pays to fly one mile) of
13.03 cents increased by 2.5 percent compared to the same period in 1996. Domestic yields increased 1.2 percent from the third quarter of 1996. International yields increased 5.4 percent, primarily due to a 5.3 percent increase in Latin America and a 6.1 percent increase in Europe.

American's  traffic or revenue passenger miles (RPMs)  increased  2.5 percent  to  28.5 billion miles for the quarter ended  September  30,
1997.   American's capacity or available seat miles (ASMs)  increased
0.6  percent  to  39.4 billion miles in the third  quarter  of  1997.
American's  domestic  traffic  increased  2.6  percent  on   capacity
increases  of 1.0 percent and international traffic grew 2.1  percent
despite   capacity  decreases  of  0.3  percent.   The  increase   in
international traffic was driven by a 5.8 percent increase in traffic to Latin America on capacity growth of 5.1 percent and a 2.7 percent increase in traffic to the Pacific, partially offset by a 1.6 decrease in traffic to Europe on a capacity decrease of 7.0 percent, primarily due to the cancellation of the Miami-Frankfurt and New York Kennedy-Zurich routes.

The  Airline  Group's operating expenses increased 4.8 percent,  $177
million.   American's  Jet  Operations cost  per  ASM  increased  4.8 percent to 9.14 cents. Wages, salaries and benefits increased 8.6 percent, $109 million, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts.Aircraft fuel expense decreased 5.7 percent, $28 million, as the result of a
5.8 percent decrease in American's   average  price  per  gallon,
including taxes. Other operating expenses increased by $86 million, primarily as a result of a $48 million increase in maintenance materials and repairs expense due to additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet.

Other Income (Expense) decreased 39.4 percent or $43 million. Interest expense decreased $19 million primarily due to the retirement of debt prior to scheduled maturity. Interest income increased approximately $7 million due primarily to higher investment balances. Other income (expense) in the third quarter of 1996 also included a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1997          1996
Revenues                                      $  456        $  408

Operating Expenses                               368           319

Operating Income                                  88            89

Other Income (Expense)                             4           (15)

Earnings Before Income Taxes                  $   92        $   74

Average number of equivalent employees         8,600         7,800

Revenues
Revenues for The SABRE Group increased 11.8 percent, $48 million, primarily due to growth in booking fees. The growth in booking fees was due to an overall increase in the price per booking and to an increase in booking volumes, primarily in Europe and Latin America, partly offset by a decline in domestic U.S. booking volumes.
Revenues from technology solution services provided by The SABRE Group to its unaffiliated customers increased approximately $13 million due to an increase in software development, consulting and software license fee revenues.

Expenses
Operating expenses increased 15.4 percent, $49 million, due primarily to an increase in salaries, benefits and employee related costs, and subscriber incentive expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and to annual salary increases. Employee related costs also increased due to increased travel expenses. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's travel agency subscriber base.

Other Income (Expense)
Other income (expense) increased $19 million, 73.3 percent. Interest expense decreased $9 million due to a lower principal balance outstanding on the subordinated debenture payable to AMR. Interest income increased approximately $7 million due to higher investment balances.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1997          1996
Revenues                                      $  151        $  158

Operating Expenses                               138           139

Operating Income                                  13            19

Other Income (Expense)                             4             -

Earnings Before Income Taxes                  $   17        $   19

Average number of equivalent employees        15,600        14,700

Revenues
Revenues for the Management Services Group decreased 4.4 percent, or $7 million. The decrease was primarily the result of lower revenues for AMR Combs due to the March 1997 sale of its aircraft parts division, decreased telemarketing services provided by TeleService Resources, and a reduction in fees for services provided by Airline Management Services to Canadian Airlines International Limited. This decrease was partially offset by higher revenues for AMR Distribution Systems and AMR Airline Services as a result of increased airline passenger, ramp and cargo handling services.

Expenses
Operating expenses decreased 0.7 percent, $1 million, primarily due to a decrease in expenses associated with the AMR Combs aircraft parts division sold in March 1997 and decreased telemarketing services related to its TeleService Resource division. This decrease was substantially offset by an increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees.

For the Nine Months Ended September 30, 1997 and 1996

Summary AMR recorded net earnings for the nine months ended September 30, 1997, of $777 million, or $8.46 per common share. This compares with net earnings of $732 million, or $8.53 per common share ($8.11 fully diluted) for the same period in 1996. AMR's operating income decreased 1.8 percent or $28 million.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                1997          1996
Revenues
  Passenger - American Airlines, Inc.        $10,744       $10,330
            - AMR Eagle, Inc.                    766           798
  Cargo                                          507           501
  Other                                          658           615
                                              12,675        12,244
Expenses
  Wages, salaries and benefits                 4,059         3,878
  Aircraft fuel                                1,457         1,405
  Commissions to agents                          975           959
  Depreciation and amortization                  781           757
  Other operating expenses                     4,190         4,019
    Total operating expenses                  11,462        11,018
Operating Income                               1,213         1,226

Other Income (Expense)                          (223)         (348)

Earnings Before Income Taxes                  $  990        $  878

Average number of equivalent employees        90,800        89,000

OPERATING STATISTICS
                                                 Nine Months Ended
                                                   September 30,
                                                 1997         1996
American Airlines Jet Operations
    Revenue passenger miles (millions)         81,113        79,119
    Available seat miles (millions)           115,636       115,128
    Cargo ton miles (millions)                  1,507         1,504
    Passenger load factor                        70.1%         68.7%
    Breakeven load factor                        61.3%         59.5%
    Passenger  revenue yield  per
     passenger mile (cents)                     13.25         13.06
    Passenger revenue per available
     seat mile (cents)                           9.29          8.97
    Cargo revenue yield per ton mile (cents)    33.22         32.83
    Operating  expenses per available
     seat mile (cents)                           9.23          8.84
    Fuel consumption (gallons, in millions)     2,082         2,057
    Fuel price per gallon (cents)                67.7          65.8
    Fuel price per gallon, excluding fuel tax    62.8          60.9
     (cents)
    Operating aircraft at period-end              642           640

AMR Eagle, Inc.
    Revenue passenger miles (millions)         1,924         1,962
    Available seat miles (millions)            3,160         3,350
    Passenger load factor                       60.9%         58.6%
    Operating aircraft at period-end             196           208

The Airline Group's revenues increased $431 million or 3.5 percent during the first nine months of 1997 versus the same period last year. American's passenger revenues increased by 4.0 percent, $414 million. American's yield (the average amount one passenger pays to fly one mile) of 13.25 cents increased by 1.5 percent compared to the same period in 1996. Domestic yields increased 0.2 percent from the first nine months of 1996. International yields increased 4.2 percent, reflecting a 4.7 percent increase in Latin America and a 3.4 percent increase in Europe.

American's traffic or revenue passenger miles (RPMs) increased 2.5 percent to 81.1 billion miles for the nine months ended September 30, 1997. American's capacity or available seat miles (ASMs) increased
0.4 percent to 115.6 billion miles in the first nine months of 1997. American's domestic traffic increased 2.4 percent on capacity increases of 0.7 percent and international traffic grew 2.9 percent on capacity decreases of 0.2 percent. The overall increase in international traffic was driven by a 7.1 percent increase in traffic to Latin America on capacity growth of 3.8 percent, partially offset by a 4.9 percent decrease in Pacific traffic on a capacity decrease of 3.8 percent.

The  Airline  Group's operating expenses increased 4.0 percent,  $444
million.   American's Jet Operations cost per ASM  increased  by  4.4 percent to 9.23 cents. Wages, salaries and benefits increased $181 million, 4.7 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. Aircraft fuel expense increased 3.7 percent, $52 million, due to a 2.9 percent increase in American's average price per gallon, including taxes, and a 1.2 percent increase in American's fuel consumption. Other operating expenses increased by $171 million, primarily as a result of a $123 million increase in maintenance materials and repairs expense due to additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet.

Other  Income  (Expense)  decreased 35.9  percent  or  $125  million.
Interest expense decreased $90 million primarily due to the retirement of debt prior to scheduled maturity and the conversion to common stock in May 1996 of $1.02 billion in convertible subordinated debentures. Interest income increased approximately $27 million primarily due to higher investment balances. Other income (expense) in the third quarter of 1996 also included a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1997         1996
Revenues                                       $1,343       $1,246

Operating Expenses                              1,054          960

Operating Income                                  289          286

Other Income (Expense)                              8         (17)

Earnings Before Income Taxes                   $  297       $  269

Average number of equivalent employees          8,400        7,900

Revenues
Revenues for The SABRE Group increased 7.8 percent, $97 million, primarily due to growth in booking fees. The growth in booking fees was due to an overall increase in the price per booking and to an increase in booking volumes, primarily in Europe and Latin America. Revenues from technology solution services provided by The SABRE Group to its unaffiliated customers increased approximately $21 million due to an increase in software development, consulting and software license fee revenues.

Expenses
Operating expenses increased 9.8 percent, $94 million, due primarily to an increase in salaries, benefits and employee related costs, and subscriber incentive expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and to annual salary increases. Employee related costs also increased due to increased travel expenses. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's travel agency subscriber base.

Other Income (Expense)
Other income (expense) increased $25 million primarily due to an increase in interest income on higher investment balances and an increase in income from joint ventures in which The SABRE Group owns an interest accounted for under the equity method.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1997         1996
Revenues                                       $  463       $  466

Operating Expenses                                418          403

Operating Income                                   45           63

Other Income (Expense)                              3          (1)

Earnings Before Income Taxes                   $   48       $   62

Average number of equivalent employees         15,500       14,300

Revenues
Revenues for the Management Services Group decreased 0.6 percent, or $3 million. The decrease was primarily the result of lower revenues for AMR Combs due to the March 1997 sale of its aircraft parts division and a reduction in fees for services provided by Airline Management Services to Canadian Airlines International Limited. This decrease was partially offset by higher revenues for AMR Distribution Systems and AMR Airline Services as a result of increased airline passenger, ramp and cargo handling services.

Expenses
Operating expenses increased 3.7 percent, $15 million, due primarily to an increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine month period ended September 30, 1997, was $2.4 billion, an increase of $391 million over the same period in 1996. Capital expenditures for the first nine months of 1997 were $670 million, and included purchase deposits on new aircraft orders of $231 million, computer related equipment of $165 million, and the acquisition of three ATR aircraft. These capital expenditures were financed with internally generated cash. Proceeds from the sale of equipment and property of $182 million for the first nine months of 1997 include proceeds received upon the delivery of two of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties.

During 1997, the Company has signed or announced firm orders to acquire the following aircraft: 75 Boeing 737-800s, 12 Boeing 757-200s, 11 Boeing 777-IGWs, eight Boeing 767-300ERs, 42 Embraer EMB-
145s, 25 Bombardier CJR-700s, and 12 ATR 72s. Deliveries of these aircraft commenced during the third quarter of 1997 and will continue through 2004. Payments for these aircraft will approximate $875 million in 1997, $1.5 billion in 1998, $2.2 billion in 1999, and $2.2 billion in 2000 and thereafter. The Company will determine the method of financing these aircraft acquisitions near their respective delivery date; however, deliveries in 1997 and 1998 are currently expected to be financed with internally generated funds as well as external financing.

As of September 30, 1997, the Company had completed its previously announced plans to repurchase 5.75 million shares to offset the potential dilution from the exercise of options granted to pilots. Through September 30, approximately 1.1 million shares had been reissued upon the exercise of stock options, resulting in proceeds of approximately $95 million to the Company.

On July 16, 1997, the Company announced that its board of directors had authorized management to repurchase up to an additional $500 million of its outstanding common stock in the open market or in private transactions from time to time over a 24-month period. A total of 276,575 shares had been repurchased as of September 30. The Company expects to spend approximately $470 million to repurchase the remainder of the outstanding shares.


AIRLINE TRANSPORTATION TAXES

The Federal airline passenger excise tax, which was reimposed in the first quarter of 1997, expired on September 30, 1997. A replacement tax mechanism took effect on October 1, 1997. Over a five year period on a sliding scale, the airline ticket tax will be reduced from ten percent to 7.5 percent and a $3 per passenger segment fee will be phased in. Additionally, the fee for international arrivals and departures was increased from $6 per departure to $12 for each arrival and departure and a 7.5 percent tax was added on the purchase of frequent flyer miles. The ultimate impact of the new taxes on AMR cannot be determined at this time.

TRAVEL AGENCY COMMISSION

During the third quarter of 1997, the Company implemented changes to its travel agency commission payment plan, which lowered the base commission paid to travel agents from 10 percent to 8 percent on all tickets purchased in the U.S and Canada for both domestic and international travel. The ultimate impact of the new travel agency commission structure on AMR cannot be determined at this time.

YEAR 2000 COMPLIANCE

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will
function properly beyond 1999.   Such  program  includes  both
systems and applications operated by the Company's businesses as well as software licensed to or operated for third parties by The SABRE Group. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications, those licensed to or operated for third parties, or those operated by other parties to properly operate or manage dates beyond 1999.

The  Company  expects to incur significant internal staff  costs,  as well as consulting and other expenses, related to infrastructure and facilities enhancements necessary to prepare its system for the Year
2000.   However,  a  portion of these  costs  will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The Company cannot presently determine the amount of such costs that will be incremental. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant will be expensed as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which the Company will be required to initially adopt in the fourth quarter of 1997. At that time, the Company will be also required to restate all prior periods in accordance with SFAS 128. The Company anticipates that the adoption of SFAS 128 will not have a significant impact on its reporting of earnings per share for 1997 or prior years.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), effective for years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no impact on the Company's financial statements, but may affect the disclosure of segment information.

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. In August 1997, the Court denied the plaintiff's motion for class certification. American is vigorously defending the lawsuit.

   In connection with its frequent flyer program, American was sued in two cases (Wolens et al v. American Airlines, Inc., No. 88 CH 7554,
and Tucker v. American Airlines, Inc., No. 89CH199) seeking class action certification that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards. In the consolidated action, the plaintiffs allege that these changes breached American's contract with AAdvantage members, seek money damages for the alleged breach and attorney's fees and seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the U. S. Supreme Court ruled that federal law preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled as to whether the case should be certified as a class action. American is vigorously defending the lawsuit.

   Another frequent flyer case, Gutterman et al. v. American Airlines, Inc., is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. The plaintiffs seek class certification of this action, although the court has yet to rule on the issue. To date, only limited discovery has been undertaken. American is vigorously defending the lawsuit.

On October 22, 1997, federal agents executed a search warrant at American Airlines Miami facilities. American has learned that a federal grand jury is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, American has been served with a subpoena calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American is in the process of producing documents responsive to the subpoena and intends to cooperate fully with the government's investigation.

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


                               AMR CORPORATION




Date:  November 14, 1997       BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and Chief
                               Financial Officer

EXHIBIT 11

                            AMR CORPORATION
                   Computation of Earnings Per Share
                (In millions, except per share amounts)

                             Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                             1997        1996       1997       1996
Primary:
 Earnings applicable to      $  323      $  282     $  777     $  732
common shares

 Average shares outstanding      88          91         90         85
 Add shares issued upon
  assumed conversion of
  dilutive options, stock
  appreciation rights and
  warrants and shares
  assumed issued for
  deferred stock granted          9           3          6          3
 Less assumed treasury
  shares purchased               (6)         (2)        (4)        (2)

 Total primary shares            91          92         92         86
 Primary earnings per share  $ 3.55      $ 3.06     $ 8.46     $ 8.53

Fully diluted:
 Earnings applicable to
   common shares                323         282        777        732
 Adjustments:
 Add interest upon
  assumed conversion
  of 6.125% convertible
  subordinated debentures,
  net of tax                      -           -          -         14 (a)
 Add dividends upon assumed
  conversion of convertible
  preferred stock                 -           -          -          1 (a)
 Earnings, as adjusted       $  323      $  282     $  777     $  747

 Average shares outstanding      88          91         90         85
 Add shares issued upon:
  Assumed conversion of
   6.125% convertible
   subordinated debentures        -           -          -          5
  Assumed conversion of
   preferred stock                -           -          -          1
  Assumed conversion of
   dilutive options,
   stock appreciation
   rights and warrants
   and shares assumed
   issued for deferred
   stock granted                 9            3          6          3
 Less assumed treasury
  hares purchased               (6)          (2)        (4)        (2)
 Total fully diluted shares      91          92         92         92
 Fully diluted earnings
  per share                  $ 3.55      $ 3.06     $ 8.46     $ 8.11


                                            -21-

(a)  Through date of actual conversion.