Form 10-K405
period 1997-12-31
AMR CORP
filed 1998-03-27
CIK 6201

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For fiscal year ended
      December 31, 1997.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]

Commission file number 1-8400.
                       ------

                                AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     75-1825172
----------------------------------------              --------------------------
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

         4333 Amon Carter Blvd.
            Fort Worth, Texas                                  76155
----------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   (817) 963-1234
                                                   -----------------

Securities registered pursuant to Section 12(b) of the Act:


         Title of each class                Name of exchange on which registered
----------------------------------------   -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1998, was approximately $12,615,837,217. As of March 9, 1998, 91,171,362 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 1998.

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

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions and AMR Eagle Holding Corporation, a separate subsidiary of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1997, American provided scheduled jet service to more than 165 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. It provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE HOLDING CORPORATION (AMR EAGLE) owns the four regional airlines which operate as "American Eagle" -- Executive Airlines, Inc., Flagship Airlines, Inc., Simmons Airlines, Inc. and Wings West Airlines, Inc. The American Eagle carriers provide connecting service from six of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

         In January 1998, AMR Eagle Holding Corporation announced plans to merge the four regional airlines into a single carrier - "American Eagle Airlines, Inc." The transaction will occur in phases beginning in May 1998 and is expected to be complete by the end of 1998.

THE SABRE GROUP

The SABRE Group is a world leader in the electronic distribution of travel through its proprietary travel reservation and information system, SABRE(R), and is the largest electronic distributor of travel in North America. In addition, The SABRE Group is a leading provider of information technology solutions to the travel and transportation industry and fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International Limited and other customers.

REORGANIZATION   AMR formed The SABRE Group in 1993 to capitalize on the
synergies of combining its information technology businesses under common management. Pursuant to a reorganization consummated on July 2, 1996 (the Reorganization), The SABRE Group Holdings, Inc. (a holding company incorporated on June 25, 1996 and a subsidiary of AMR) became the successor to the businesses of The SABRE Group which were formerly operated as divisions or subsidiaries of American or AMR. All references herein to "The SABRE Group" include The SABRE Group Holdings, Inc. and its consolidated subsidiaries and, for any period prior to the Reorganization, the businesses of AMR and American constituting The SABRE Group. On October 17, 1996, The SABRE Group completed an initial public offering of 23,230,000 shares of its Class A Common Stock constituting approximately 17.8 percent of its economic interest. AMR retained all of The SABRE Group's Class B common stock, representing approximately 82.2 percent of the economic interest and 97.9 percent of the combined voting power of all classes of voting stock of The SABRE Group.

ELECTRONIC TRAVEL DISTRIBUTION   SABRE and other global distribution systems
are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through SABRE, travel agencies, corporate travel departments and individual consumers can access information on - and book reservations with - airlines and other providers of travel and travel-related products and services. As of December 31, 1997, travel agencies with more than 30,000 locations in over 70 countries on six continents subscribed to SABRE. SABRE subscribers are able to make reservations with more than 400 airlines, more than

50 car rental companies and more than 200 hotel companies covering approximately 39,000 hotel properties worldwide.

         During 1997, more airline bookings in North America were made through SABRE than through any other global distribution system. The SABRE Group is actively involved in marketing SABRE internationally either directly or through joint venture or distributorship arrangements. The SABRE Group's global marketing partners principally include foreign airlines that have strong relationships with travel agents in such airlines' primary markets and entities that operate smaller global distribution systems or other travel-related network services. In 1997, approximately 67.3 percent of The SABRE Group's revenue was generated by the electronic distribution of travel, primarily through booking fees paid by associates.

         In February 1998, The SABRE Group signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia-Pacific region. The SABRE Group owns 35 percent of the joint venture company, called ABACUS International Ltd., and provides it with transaction processing on the SABRE computer reservations system.

INFORMATION TECHNOLOGY SOLUTIONS   The SABRE Group is a leading provider of
solutions to the travel and transportation industry. The SABRE Group employs its airline technology expertise to offer technology solutions to other industries that face similar complex operations issues, including the airport, railroad, logistics and hospitality industries. The solutions offered by The SABRE Group include software development and product sales, transactions processing and consulting, as well as comprehensive information technology outsourcing, which bundles traditional data center, network and distributed systems management with industry-specific software applications and custom development. In addition, pursuant to information technology services agreements, The SABRE Group provides substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International Limited and other customers. In 1997, approximately 32.7 percent of The SABRE Group's revenue was generated by the provision of information technology solutions.

         In January 1998, The SABRE Group completed the execution of a 25 year, multi-billion dollar technology agreement with US Airways, Inc. to provide substantially all of US Airways' information technology services. The agreement covers the management and operation of US Airways' systems and information technology services, including the migration or conversion of US Airways' legacy systems to The SABRE Group systems by mid-1999.

MANAGEMENT SERVICES GROUP

The Management Services Group consists of four direct or indirect subsidiaries of AMR -- AMR Global Services Corporation, Americas Ground Services, Inc.
(AGS), AMR Investment Services, Inc. and Airline Management Services, Inc.
(AMS).

AMR GLOBAL SERVICES CORPORATION manages five operating units: AMR Services (formerly known as AMR Airline Services), AMR Combs, AMR Global Logistics, TeleService Resources (TSR) and the AMR Training Group. AMR Services provides a full range of aviation services, including ramp, passenger and cargo handling services, as well as aircraft and equipment maintenance, fueling, general sales representation, flight dispatch and management services for more than 200 airlines and airport authorities at approximately 65 locations throughout North America, Europe and Asia. AMR Combs, the executive aviation services division of AMR Global Services, is a premier corporate aviation services network of 14 facilities in major business centers in the United States, Mexico and Asia.
AMR Global Logistics serves the logistics marketplace and specializes in logistics management, contract warehousing, trucking and multi-modal freight forwarding services. TSR provides comprehensive call center management services including inbound and outbound telemarketing, as well as reservation services for certain air carriers and a wide range of non-airline Fortune 500 clients. The AMR Training Group operates the American Airlines Training & Conference Center and provides a wide variety of training services to American and a number of other corporate clients.

AGS provides airline ground and cabin service handling at 10 locations in seven countries in the Caribbean and Central and South America.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other institutional investors. It also manages the American AAdvantage Funds, which have both institutional shareholders -- including pension funds, financial advisors, corporations and banks -- and individual shareholders. As of December 31, 1997, AMR Investment Services was responsible for management of approximately $18.4 billion in assets, including direct management of approximately $6 billion in short-term investments.

AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian Airlines International Limited which the Company signed in 1994.

Additional information regarding business segments is included in Management's Discussion and Analysis on pages 17 through 32 and in Note 16 to the consolidated financial statements.

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

         The AMR Eagle carriers increase the number of markets the Airline Group serves by providing connections to American at American's hubs and certain other major airports. The AMR Eagle carriers serve smaller markets through Dallas/Fort Worth, Chicago, Miami, San Juan, Los Angeles and New York's John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs.

         In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. American's operating revenues from foreign operations were approximately $5.1 billion in 1997 and $4.7 billion in 1996 and 1995. Additional information about the Company's foreign operations is included in
Note 15 to the consolidated financial statements.

         Service over almost all of American's routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation
(DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its non-stop routes, American competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and US Airways. Competition is even greater between cities that require a connection, where as many as eight airlines may compete via their respective hubs. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

         On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. As of December 31, 1997, approximately 47 percent of American's bookings were impacted by competition from lower-cost carriers. American and its principal competitors use inventory management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with lower-cost carriers.

         Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign investor-owned carriers, state-owned airlines and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation.

         The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other carriers. American currently has code-sharing programs with Aero California, Aspen Mountain Air, British Midland, Business Express, Canadian Airlines International Limited, China Airlines, Gulf Air, Hawaiian Airlines, LOT Polish Airlines, Qantas Airways, Singapore Airlines, South African Airways and the TAM Group. In addition, American plans to implement code-share alliances with other international carriers, including Air Liberte, Asiana Airlines, China Eastern Airlines, Iberia, Lan Chile, Philippine Airlines and the TACA Group, pending regulatory approval. The Company has also agreed to acquire a minority equity interest, pending regulatory approval by the Department of Justice, in the Argentine holding company Interinvest, S.A. which owns a controlling interest in the Argentine carriers Aerolineas Argentinas and Austral Lineas Aereas. In the coming years, the Company expects to develop these code-sharing programs further and to evaluate new alliances with other international carriers.

         In February 1998, the Company announced its plans to finalize an alliance between American and Japan Airlines (JAL). Subject to regulatory approval of the U.S. Department of Transportation and Japan's Ministry of Transport, the two carriers will introduce extensive code sharing across each other's networks. The two carriers already have in place full reciprocity between their frequent flyer programs and an extensive cooperation agreement in air cargo. In addition, The SABRE Group has a computerized reservation system joint venture with JAL.

         Furthermore, in June 1996, the Company announced its plans to create a worldwide alliance between American and British Airways Plc. Subject to regulatory approval, which is still pending, the two carriers will introduce extensive code sharing across each other's networks. Additionally, the carriers will combine their passenger and cargo activities between the United States and Europe and will share the resulting profits on these services. During 1997, a frequent flyer program was introduced between the two carriers.

         The Airline Group believes that it has several advantages relative to its competition. Its fleet is efficient and quiet and is one of the youngest fleets in the U.S. airline industry. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, and its superior service also give it a competitive advantage.

ELECTRONIC TRAVEL DISTRIBUTION   The SABRE Group competes in electronic travel
distribution primarily against other large and well-established global distribution systems. SABRE's principal competitors in marketing to travel agents include Amadeus/System One, Galileo/Apollo and Worldspan. Each of these competitors offers many products and services substantially similar to those of The SABRE Group.

         Although certain barriers exist for any new provider of electronic commerce -- barriers such as the need for significant capital investment to acquire or develop the hardware, software and network facilities necessary to operate a global distribution system -- The SABRE Group is faced with the potential of new competitors, particularly as new channels for travel distribution develop.

         The global market to attract and retain agency subscribers is intensely competitive. Factors affecting competitive success of global distribution systems include depth and breadth of information, ease of use, reliability, service and incentives to travel agents and range of products available to travel providers, travel agents and consumers.

         Although distribution through travel agents continues to be the primary method of travel distribution, new channels of direct distribution to businesses, consumers and airlines through computer on-line services, the Internet and private networks, are developing rapidly. The deployment and adoption of these tools is currently quite low. That pace of adoption, however, is expected to accelerate. The SABRE Group believes that it has positioned its SABRE BTS(TM), Travelocity(sm) and easySABRE(R) products to effectively compete in these emerging distribution channels.

INFORMATION TECHNOLOGY SOLUTIONS   The SABRE Group competes both against
solutions companies and full-service providers of technology outsourcing, some of which have considerably greater financial resources than The SABRE Group, and against smaller companies that offer a limited range of products. Among The SABRE Group's full-service competitors are Electronic Data Systems, IBM Global Services, Unisys, Andersen Consulting and Lufthansa Systems. Some of these competitors have formed strategic alliances with large companies in the travel industry, and The SABRE Group's access to these potential customers is thus limited. The SABRE Group believes that its competitive position in the travel industry is enhanced by its experience in developing systems for American and other airlines, and by its ability to offer not only software applications but also systems development, integration and maintenance and transactions processing services.

MANAGEMENT SERVICES GROUP   The Management Services Group competes in a broad
variety of service industries against numerous other companies. Many of these companies are small, privately owned businesses; however, some are larger, publicly held companies. The basis for competition in each industry in which the Management Services Group companies participate is both price and service quality.

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

         The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. In addition, the FAA has implemented a number of requirements that American is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control and the installation of upgraded digital flight data recorders, enhanced ground proximity warning systems and cargo compartment smoke detection and fire suppression systems. Based on its current implementation schedule, American expects to be in compliance with the applicable requirements within the required time periods.

         The U.S. Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and relating to collective bargaining agreements. To the extent American continues to increase its alliances with international carriers, American may be subject to certain regulations of foreign agencies.

         Several items of legislation have been introduced in the Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Departments of Justice and Transportation are investigating competition at major hub airports. The outcomes of the proposed legislation and the investigations are unknown. However, to the extent that (i) slots are taken from American at key airports, (ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

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

AIRPORT ACCESS   In 1968, the FAA issued a rule designating New York John F.
Kennedy, New York LaGuardia, Washington National, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high density airport classification. The rule adopted hourly take-off and landing slot allocations for each of these airports. Currently, the FAA permits the purchasing, selling, leasing and trading of these slots by airlines and others, subject to certain restrictions. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

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

         For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 50 percent by December 31, 1996; 75 percent by December 31, 1998; and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1997, approximately 88 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

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

         American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American's alleged waste disposal volumes are minor compared to the other PRPs. American has also been identified as a PRP at the Beede Waste Oil Superfund Site in New

Hampshire. American has responded to a 104(e) Request for Information regarding interaction with several companies related to this Site.

         American, along with most other tenants at the San Francisco International Airport, has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary.

         The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues.
Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the PRPs are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

         American and AMR Eagle, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico have been named as PRPs for environmental claims at the airport.

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

         AMR does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity.

GLOBAL DISTRIBUTION SYSTEMS   Regulations promulgated by the DOT govern the
relationship of SABRE with airlines and travel agencies. Specifically, these regulations govern the relationships of global distribution systems doing business in the United States which are offered by an airline or an airline affiliate (Airline-Affiliated Systems) with airlines doing business in the United States that own five percent or more of a global distribution system and with travel agencies. The current form of these regulations was adopted in 1992 and will expire on March 31, 1999.

         One of the principal requirements of the U.S. Regulations is that displays of airline services by global distribution systems such as SABRE must be nondiscriminatory. This means that the global distribution system may not use carrier identity in ordering the display of services or in building connecting flights. Travel agencies, however, may utilize software to override the neutral displays of an Airline-Affiliated System. Airline-Affiliated Systems are required to charge the same fees to all air carriers for the same level of service, to update information for all air carriers with the same degree of care and timeliness and to provide, on request, detailed bills. Any product features offered to one or more air carriers must be offered to all other air carriers on nondiscriminatory terms.

         The SABRE Group also has operations subject to regulations in Australia, Canada and the European Union. The overall approach of the regulations for global distribution systems in each of these three jurisdictions is similar to that of the United States. In each of these jurisdictions, rules require nondiscriminatory displays of airline services and nondiscriminatory booking fees, and forbid airlines affiliated with global distribution systems such as SABRE from linking travel agency commissions to the use of a particular system. Further, these rules to varying extents forbid airlines affiliated with global distribution systems from discriminating against competing systems with respect to the data that they furnish.

LABOR

The airline business is labor intensive. Approximately 80 percent of AMR's employees work in the Airline Group. Wages, salaries and benefits represented approximately 38 percent of AMR's consolidated operating expenses for the year ended December 31, 1997.

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

         American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. On September 2, 1996, American and the APA reached a tentative agreement on a new labor contract.
The tentative agreement was approved by the APA Board of Directors and sent out for membership ratification, but subsequently rejected by the APA membership. On January 10, 1997, the NMB proffered binding arbitration to the APA and American. American agreed to arbitration but because the APA did not also agree, the proffer was rejected and on January 15, 1997, the APA and American were notified (i) that the NMB was terminating its services and (ii) that beginning February 15, 1997, either party could resort to self-help remedies, including a strike by the members of the APA. On February 15, 1997, the APA did initiate a strike against American but immediately thereafter President Clinton intervened and appointed a Presidential Emergency Board (PEB), pursuant to his authority under the Railway Labor Act. The effect of President Clinton's actions was to stop the strike and begin a process during which the PEB reviewed the positions advocated by both parties. On March 17, 1997, American and the APA reached a second tentative agreement on a new contract. The tentative agreement was ratified by the APA membership on May 5, 1997. The new contract becomes amendable August 31, 2001. Among other provisions, the agreement granted pilots options to buy 5.75 million shares of AMR stock at $83.375, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options became immediately exercisable on the date the new contract was ratified.


         The Air Line Pilots Association (ALPA), which represents AMR Eagle pilots, reached agreement with AMR Eagle effective September 1, 1997, to have all of the pilots of the four Eagle carriers covered by a single collective bargaining agreement. This agreement lasts until October 31, 2013. The parties have the right to seek limited changes in 2000, 2004, 2008 and 2012.
If the parties are unable to agree on the limited changes, they also agreed that the issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). The Association of Flight Attendants (AFA), which represents the flight attendants of the four Eagle carriers, reached agreement with AMR Eagle effective March 2, 1998, to have all flight attendants of the four AMR Eagle carriers covered by a single contract. The agreement becomes amendable on March 2, 2002. The other union employees at the AMR Eagle carriers are covered by separate agreements with the Transport Workers' Union
(TWU); certain of those agreements are currently in negotiation.

         As of December 31, 1997, The SABRE Group had approximately 8,500 full-time employees. The SABRE Group considers its current employee relations to be good. None of The SABRE Group employees based in the United States are represented by a labor union.

FUEL

The Airline Group's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1993 through 1997 were:


                                                                   Average Price
                                                                    Per Gallon,    Percent
                 Gallons                           Average Price     Excluding     of AMR's
                 Consumed        Total Cost         Per Gallon       Fuel Tax      Operating
    Year      (in millions)     (in millions)       (in cents)      (in cents)     Expenses
------------  -------------     -------------      -------------   -------------  ----------
    1993          2,939              1,818              61.8           59.1          12.0
    1994          2,741              1,556              56.7           54.2          10.3
    1995          2,749              1,565              56.9           53.8           9.8
    1996          2,734              1,866              68.2           63.3          11.7
    1997          2,773              1,860              67.1           62.1          11.2

         Based upon American's 1997 fuel consumption, a one cent rise in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program.

         The impact of fuel price changes on the Company's competitors is dependent upon various factors, including hedging strategies. However, lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers. Conversely, there can be no assurance that American will be able to pass fuel cost increases on to its customers by increasing fares in the future.

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

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

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

         American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. American defers the portion of revenues received from companies participating in the AAdvantage program related to the sale of mileage credits and recognizes such revenues over a period approximating the period during which the mileage credits are used.

         At December 31, 1997 and 1996, American estimated that approximately
5.6 million and 5.3 million free travel awards, respectively, were eligible for redemption. At December 31, 1997 and 1996, American estimated that approximately 4.8 million and 4.5 million free travel awards, respectively, were expected to be redeemed for free travel. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that has not yet reached the lowest level of free travel award, and mileage in active accounts that has reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage credits sold to others participating in the program was $628 million and $469 million, representing 11.2 percent and 8.4 percent of AMR's total current liabilities at December 31, 1997 and 1996, respectively.

         The number of free travel awards used for travel on American during the years ended December 31, 1997, 1996 and 1995, was approximately 2.2 million each year, representing 8.6 percent of total revenue passenger miles at December 31, 1997 and 8.4 percent at December 31, 1996 and 1995. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

         The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1997, is included in Note 17 to the consolidated financial statements.

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

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by AMR's subsidiaries at December 31, 1997, included:

                                                                                                                         Weighted-
                                                                                                                         Average
          Equipment Type                 Current Seating                                    Capital         Operating      Age
                                           Capacity            Owned        Leased          Leased           Total       (Years)
-----------------------------------   ------------------   --------------  ----------    -------------     ---------    ---------
 JET AIRCRAFT
 Airbus A300-600R                         192/266/267              10            -               25              35            8
 Boeing 727-200                               150                  65           14                -              79           21
 Boeing 757-200                               188                  50            9               31              90            6
 Boeing 767-200                               172                   8            -                -               8           15
 Boeing 767-200 Extended Range                165                   9           13                -              22           12
 Boeing 767-300 Extended Range                207                  16           15               10              41            7
 Fokker 100                                   97                   66            5                4              75            5
 McDonnell Douglas DC-10-10               237/290/297              13            -                -              13           20
 McDonnell Douglas DC-10-30                 271/282                 4            1                -               5           23
 McDonnell Douglas MD-11                    238/255                13            -                -              13            5
 McDonnell Douglas MD-80                      139                 119           25              116             260           10
                                                               ------       ------           ------          ------       ------
          Total                                                   373           82              186             641           10
                                                               ======       ======           ======          ======       ======
 REGIONAL AIRCRAFT
 ATR 42                                       46                   28            2               16              46           8
 Super ATR                                    64/66                35            -                3              38           4
 Saab 340B                                    34                   29           61                -              90           6
 Saab 340B Plus                               34                    -            -               25              25           2
                                                               ------       ------           ------          ------       ------
          Total                                                    92           63               44             199           5
                                                               ======       ======           ======          ======       ======

         For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft, and amortization relating to aircraft under capital leases, see Notes 1 and 4 to the consolidated financial statements.

         In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In addition, in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. Six aircraft had been delivered as of December 31, 1997. The remaining 13 aircraft will be delivered between 1998 and 2003.

         Lease expirations for leased aircraft operated by AMR's subsidiaries and included in the preceding table as of December 31, 1997, were:

                                                                                                                   2003
                                                                                                                   and
 Equipment Type                  1998          1999                  2000           2001           2002          Thereafter
------------------------------  ------        ------                ------         ------         ------         ----------
 JET AIRCRAFT
 Airbus A300-600R                    -             -                     -              -              -               25
 Boeing 727-200                      -             2                     4              8              -                -
 Boeing 757-200                      -             -                     2              2              2               34
 Boeing 767-200 Extended Range       -             -                     -              -              -               13
 Boeing 767-300 Extended Range       -             -                     8              -              1               16
 Fokker 100                          -             -                     -              2              3                4
 McDonnell Douglas DC-10-30          -             -                     -              1              -                -
 McDonnell Douglas MD-80             -             -                     3              9             14              115
                                ------        ------                ------         ------         ------           ------
                                     -             2                    17             22             20              207
                                ======        ======                ======         ======         ======           ======
 REGIONAL AIRCRAFT
 ATR 42                              -             3                     4              -              -                3
 Saab 340B                           -             -                     -              -              -               61
                                ------        ------                ------         ------         ------           ------
                                     -             3                     4              -              -               64
                                ======        ======                ======         ======         ======           ======

         The table excludes leases for 25 Saab 340B Plus aircraft, eight ATR 42 aircraft, and three Super ATR aircraft which can be canceled with twelve months or less notice with certain restrictions.

         Substantially all of the Airline Group's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

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

         The Company's data center is located in an underground facility in Tulsa, Oklahoma (the Data Center). The land on which the Data Center is located is leased from the Tulsa Airport Improvements Trust. SABRE and the Company's data processing services are dependent on the central computer operations and information processing facility located in the Data Center.

         For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

         In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. In August 1997, the Court denied the plaintiffs' motion for class certification. American is vigorously defending the lawsuit.

         In connection with its frequent flyer program, American was sued in two cases (Wolens et al v. American Airlines, Inc. and Tucker v. American Airlines, Inc.) seeking class action certification that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards. In the consolidated action, the plaintiffs allege that these changes breached American's contract with AAdvantage members, seek money damages for the alleged breach and attorney's fees and seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the U. S. Supreme Court ruled that federal law preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled as to whether the case should be certified as a class action. American is vigorously defending the lawsuit.

         Gutterman et al. v. American Airlines, Inc. is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. The plaintiffs seek class certification of this action, although the court has yet to rule on the issue. To date, only limited discovery has been undertaken. American is vigorously defending the lawsuit.

         On October 22, 1997, federal agents executed a search warrant at American's Miami facilities. American has learned that a federal grand jury is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, American has been served with a subpoena calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American has produced documents responsive to the subpoena and intends to cooperate fully with the government's investigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of AMR as of December 31, 1997, were:

 Robert L. Crandall          Mr. Crandall was elected Chairman and Chief
                             Executive Officer of AMR and American in March
                             1985. He has been President of AMR since its formation in 1982 and served as President of American from 1980 to March 1995. Age 62.

 Donald J. Carty             Mr.  Carty was elected President of American in
                             March 1995 and Executive Vice President of AMR in
                             October 1989. Except for two years service as President of Canadian Pacific Air between March
                             1985 and March 1987, he has been with the Company in various finance and planning positions since
                             1978.  Age 51.

 Gerard J. Arpey             Mr. Arpey was elected Chief Financial Officer in
                             March 1995 and Senior Vice President in April 1992.
                             Prior to that, he served as Vice President of American since October 1989. Age 39.

 Anne H. McNamara            Mrs. McNamara was elected Senior Vice President
                             and General Counsel in June 1988. She had served as Vice President - Personnel Resources of
                             American from January 1988 through May 1988. She was elected Corporate Secretary of AMR in 1982 and American in 1979 and held those positions through 1987. Age 50.

 Charles D. MarLett          Mr. MarLett was elected Corporate Secretary in
                             January 1988. He joined American as an attorney in June 1984. Age 43.

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

                                    PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded on the New York Stock Exchange (symbol
AMR). The approximate number of record holders of the Company's common stock at March 9, 1998, was 14,138.

         The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

                                                1997                              1996
                                   -----------------------------         -----------------------
                                     High                 Low              High           Low
                                   ----------           --------         --------       --------
 QUARTER ENDED
 March 31                          $  88  1/8           $ 78 3/4         $ 92 3/4       $ 68 5/8
 June 30                             102                  81               96 3/4         86 1/2
 September 30                        116  1/4             92 5/8           91 1/8         76 3/4
 December 31                         131 13/16           110 1/2           93             79 3/8

         No cash dividends on common stock were declared for any period during 1997 or 1996. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)
--------------------------------------------------------------------------------

                                       1997               1996               1995               1994               1993
                                      -------            -------            -------            -------            -------
 Total operating revenues             $18,570            $17,753            $16,910            $16,137            $15,816
 Operating income                       1,926              1,839              1,015              1,006                690
 Earnings (loss) before
          extraordinary loss              985              1,105                191                228               (96)
 Net earnings (loss)                      985              1,016                162                228              (110)
 Earnings (loss) per common
          share before extraordinary
          loss and effect of preferred
          stock exchange:(1/2)
           Basic                        11.05              12.83               2.51               2.27             (2.05)
           Diluted                      10.78              12.15               2.49               2.27             (2.05)
 Net earnings (loss) per
        common share:
           Basic                        11.05              11.80               2.13               4.51             (2.24)
           Diluted                      10.78              11.19               2.11               4.51             (2.24)
 Total assets                          20,915             20,497             19,556             19,486             19,326
 Long-term debt, less current
          maturities                    2,260              2,752              4,983              5,603              5,431
 Obligations under capital
          leases, less current
          obligations                   1,629              1,790              2,069              2,275              2,123
 Obligation for postretirement
          benefits                      1,579              1,530              1,439              1,254              1,090

(1) The earnings per share computation for the twelve months ended December 31, 1994 includes a $171 million non-cash increase in additional paid-in-capital resulting from the exchange of outstanding convertible preferred stock into subordinated convertible debt.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

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

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions and AMR Eagle Holding Corporation, a separate subsidiary of AMR.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1997, American provided scheduled jet service to more than 165 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. It provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

AMR EAGLE HOLDING CORPORATION (AMR EAGLE) owns the four regional airlines which operate as "American Eagle" -- Executive Airlines, Inc., Flagship Airlines, Inc., Simmons Airlines, Inc. and Wings West Airlines, Inc. The American Eagle carriers provide connecting service from six of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

         In January 1998, AMR Eagle Holding Corporation announced plans to merge the four regional airlines into a single carrier - "American Eagle Airlines, Inc." The transaction will occur in phases beginning in May 1998 and is expected to be complete by the end of 1998.

THE SABRE GROUP

The SABRE Group is a world leader in the electronic distribution of travel through its proprietary travel reservation and information system, SABRE(R), and is the largest electronic distributor of travel in North America. In addition, The SABRE Group is a leading provider of information technology solutions to the travel and transportation industry and fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International Limited and other customers.

ELECTRONIC TRAVEL DISTRIBUTION   SABRE and other global distribution systems
are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. Through SABRE, travel agencies, corporate travel departments and individual consumers can access information on - and book reservations with - airlines and other providers of travel and travel-related products and services. As of December 31, 1997, travel agencies with more than 30,000 locations in over 70 countries on six continents subscribed to SABRE. SABRE subscribers are able to make reservations with more than 400 airlines, more than 50 car rental companies and more than 200 hotel companies covering approximately 39,000 hotel properties worldwide.

         During 1997, more airline bookings in North America were made through SABRE than through any other global distribution system. The SABRE Group is actively involved in marketing SABRE internationally either directly or through joint venture or distributorship arrangements. The SABRE Group's global marketing partners principally include foreign airlines that have strong relationships with travel agents in such airlines' primary markets and entities that operate smaller global distribution systems or other travel-related network services. In 1997, approximately 67.3 percent of The SABRE Group's revenue was generated by the electronic distribution of travel, primarily through booking fees paid by associates.

         In February 1998, The SABRE Group signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia-Pacific region. The SABRE Group owns 35 percent of the joint venture company, called ABACUS International Ltd., and provides it with transaction processing on the SABRE computer reservations system.

INFORMATION TECHNOLOGY SOLUTIONS   The SABRE Group is a leading provider of
solutions to the travel and transportation industry. The SABRE Group employs its airline technology expertise to offer technology solutions to other industries that face similar complex operations issues, including the airport, railroad, logistics and hospitality industries. The solutions offered by The SABRE Group include software development and product sales, transactions processing and consulting, as well as comprehensive information technology outsourcing, which bundles traditional data center, network and distributed systems management with industry-specific software applications and custom development. In addition, pursuant to information technology services agreements, The SABRE Group provides substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International Limited and other customers. In 1997, approximately 32.7 percent of The SABRE Group's revenue was generated by the provision of information technology solutions.

         In January 1998, The SABRE Group completed the execution of a 25 year, multi-billion dollar technology agreement with US Airways, Inc. to provide substantially all of US Airways' information technology services. The agreement covers the management and operation of US Airways' systems and information technology services, including the migration or conversion of US Airways' legacy systems to The SABRE Group systems by mid-1999.

MANAGEMENT SERVICES GROUP

The Management Services Group consists of four direct or indirect subsidiaries of AMR -- AMR Global Services Corporation, Americas Ground Services, Inc.
(AGS), AMR Investment Services, Inc. and Airline Management Services, Inc.
(AMS).

AMR GLOBAL SERVICES CORPORATION manages five operating units: AMR Services (formerly known as AMR Airline Services), AMR Combs, AMR Global Logistics, TeleService Resources (TSR) and the AMR Training Group. AMR Services provides a full range of aviation services, including ramp, passenger and cargo handling services, as well as aircraft and equipment maintenance, fueling, general sales representation, flight dispatch and management services for more than 200 airlines and airport authorities at approximately 65 locations throughout North America, Europe and Asia. AMR Combs, the executive aviation services division of AMR Global Services, is a premier corporate aviation services network of 14 facilities in major business centers in the United States, Mexico and Asia.
AMR Global Logistics serves the logistics marketplace and specializes in logistics management, contract warehousing, trucking and multi-modal freight forwarding services. TSR provides comprehensive call center management services including inbound and outbound telemarketing, as well as reservation services for certain air carriers and a wide range of non-airline Fortune 500 clients. The AMR Training Group operates the American Airlines Training & Conference Center and provides a wide variety of training services to American and a number of other corporate clients.

AGS provides airline ground and cabin service handling at 10 locations in seven countries in the Caribbean and Central and South America.

AMR INVESTMENT SERVICES, INC. serves as an investment advisor to AMR and other institutional investors. It also manages the American AAdvantage Funds, which have both institutional shareholders -- including pension funds, financial advisors, corporations and banks -- and individual shareholders. As of December 31, 1997, AMR Investment Services was responsible for management of approximately $18.4 billion in assets, including direct management of approximately $6 billion in short-term investments.

AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian Airlines International Limited which the Company signed in 1994.

RESULTS OF OPERATIONS

SUMMARY   AMR's net earnings in 1997 were $985 million, or $11.05 per common share ($10.78 diluted). The Company's results were adversely affected by a brief strike and the strike threat from members of the Allied Pilots Association (APA) during the first quarter of 1997, which negatively impacted the Company's net earnings by an estimated $70 million, and the reinstatement of the airline transportation tax in March of 1997.

         AMR's net earnings in 1996 were $1.0 billion, or $11.80 per common share ($11.19 diluted). In the fourth quarter of 1996, the Company recorded a $497 million gain related to the initial public offering of The SABRE Group and a $251 million charge ($230 million after tax) associated with the Company's relationship with Canadian Airlines International Limited (Canadian). AMR also recorded a $26 million charge ($16 million after tax) in the fourth quarter of 1996 to write down the value of aircraft interiors the Company planned to refurbish. To reduce interest expense, the Company repurchased and/or retired prior to scheduled maturity approximately $1.1 billion in face value of long-term debt and capital lease obligations. These long-term debt and capital lease transactions resulted in an extraordinary loss of $136 million ($89 million after tax) in 1996. Excluding these special items, totaling $162 million after tax, net earnings were $854 million.

BUSINESS SEGMENTS   The SABRE Group has significant transactions with American and the Airline Group. In the second quarter of 1996, American and The SABRE Group completed the negotiation of a new technology services agreement pursuant to which The SABRE Group performs data processing and solutions services for American. This agreement reflected the downward trend in market prices for data processing services. Additionally, the two companies completed negotiations on new agreements covering the provision of air travel and certain marketing services by American to The SABRE Group. The parties agreed to apply the financial terms of these agreements as of January 1, 1996, which is reflected in the reporting segments' financial highlights noted below.

         The following sections provide a discussion of AMR's results by reporting segment. The gain on the sale of stock by a subsidiary of $497 million in 1996 and minority interest expense of $36 million and $2 million in 1997 and 1996, respectively, have not been allocated to a reporting segment. Additional segment information is included in Note 16 to the consolidated financial statements.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------
(dollars in millions)

                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                   1997            1996            1995
                                                                 ---------       ---------       ---------
     REVENUES
          Passenger - American Airlines, Inc.                    $  14,310       $  13,645       $  13,134
                    - AMR Eagle                                      1,017           1,047             976
          Cargo                                                        687             682             677
          Other                                                        889             837             714
                                                                 ---------       ---------       ---------
                                                                    16,903          16,211          15,501
     OPERATING EXPENSES
          Wages, salaries and benefits                               5,480           5,191           5,082
          Aircraft fuel                                              1,923           1,936           1,623
          Commissions to agents                                      1,278           1,252           1,293
          Depreciation and amortization                              1,038           1,018           1,070
          Maintenance materials and repairs                            861             686             632
          Other operating expenses                                   4,754           4,686           4,704
          Restructuring costs                                           --              --             533
                                                                 ---------       ---------       ---------
          Total operating expenses                                  15,334          14,769          14,937
                                                                 ---------       ---------       ---------
     OPERATING INCOME                                                1,569           1,442             564

     OTHER EXPENSE                                                    (266)           (428)           (650)
                                                                 ---------       ---------       ---------

     EARNINGS (LOSS) BEFORE INCOME TAXES
          AND EXTRAORDINARY LOSS                                 $   1,303       $   1,014       $     (86)
                                                                 =========       =========       =========

     Average number of equivalent employees                         90,600          88,900          89,400

     OPERATING STATISTICS

     AMERICAN AIRLINES JET OPERATIONS
          Revenue passenger miles (millions)                       107,026         104,710         102,918
          Available seat miles (millions)                          153,917         152,886         155,337
          Cargo ton miles (millions)                                 2,032           2,028           2,046
          Passenger load factor                                       69.5%           68.5%           66.3%
          Breakeven load factor excluding special charges             61.0%           60.2%           59.6%
          Passenger revenue yield per passenger mile (cents)         13.37           13.03           12.76
          Passenger revenue per available seat mile (cents)           9.30            8.92            8.46
          Cargo revenue yield per ton mile (cents)                   33.78           33.14           32.64
          Operating expenses excluding special charges
             per available seat mile (cents)                          9.27            8.91            8.57
          Operating aircraft at year-end                               641             642             635

     AMR EAGLE
          Revenue passenger miles (millions)                         2,553           2,590           2,492
          Available seat miles (millions)                            4,218           4,431           4,488
          Passenger load factor                                       60.5%           58.5%           55.5%
          Operating aircraft at year-end                               199             205             261

REVENUES

1997 COMPARED TO 1996   Airline Group revenues of $16.9 billion in 1997 were up
$692 million, or 4.3 percent, versus 1996. American's passenger revenues increased 4.9 percent, or $665 million. The increase in passenger revenues resulted from a 2.6 percent increase in passenger yield (the average amount one passenger pays to fly one mile) from 13.03 to 13.37 cents and a 2.2 percent increase in passenger traffic. For the year, domestic yields increased 1.8 percent, Latin American yields increased 4.5 percent, European yields increased
3.8 percent and Pacific yields increased 1.0 percent. In 1997, American derived 69 percent of its passenger revenues from domestic operations and 31 percent from international operations.

         American's domestic traffic increased 2.0 percent to 74.3 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), increased 0.8 percent. International traffic grew
2.6 percent to 32.7 billion RPMs on a capacity increase of 0.4 percent. The increase in international traffic was led by a 7.2 percent increase in Latin America on capacity growth of 5.5 percent. This increase was partially offset by a 1.7 percent decrease in the Pacific on a capacity decline of 2.9 percent and a 1.5 percent decrease in Europe on a capacity decline of 5.3 percent, primarily due to the cancellation of several routes during 1997.

         The Airline Group benefited from several external factors in 1997. First, a healthy U.S. economy produced strong demand for air travel. Second, industry capacity grew at a more modest rate than demand, which led to higher industry load factors and a healthy pricing environment. However, these benefits were adversely impacted by a brief strike and the strike threat by members of the APA during the first quarter of 1997, which negatively impacted the Company's net earnings by an estimated $70 million.

1996 COMPARED TO 1995   Airline Group revenues of $16.2 billion in 1996 were up
$710 million, or 4.6 percent, versus 1995. American's passenger revenues increased 3.9 percent, or $511 million. The increase in passenger revenues resulted primarily from a 2.1 percent increase in passenger yield from 12.76 to
13.03 cents and a 1.7 percent increase in passenger traffic. For the year, domestic yields increased 2.6 percent, Latin American yields increased 0.2 percent and European yields increased 3.1 percent, while Pacific yields decreased 10.5 percent. The decline in Pacific yields was primarily due to the foreign exchange impact of the weaker yen. In 1996, American derived 69.6 percent of its passenger revenues from domestic operations and 30.4 percent from international operations.

         American's domestic traffic increased 2.3 percent to 72.9 billion RPMs, while domestic capacity, as measured by ASMs, decreased 1.7 percent. International traffic grew 0.4 percent to 31.8 billion RPMs on a capacity decline of 1.2 percent. The increase in international traffic was led by a 5.0 percent increase in Latin America on capacity growth of 3.9 percent, offset by a 3.9 percent decrease in Europe on a capacity decline of 6.4 percent.

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

         Other revenues increased 17.2 percent, or $123 million, primarily as a result of an increase in aircraft maintenance work and airport ground services performed by American for other airlines and increased employee travel service charges. The remaining portion of the increase was attributable to the growth in passenger traffic.

OPERATING EXPENSES

1997 COMPARED TO 1996   Airline Group operating expenses of $15.3 billion in
1997 were up $565 million, or 3.8 percent, versus 1996. American's Jet Operations cost per ASM increased 4.0 percent to 9.27 cents.

         Wages, salaries and benefits increased $289 million, or 5.6 percent, due primarily to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts, including a three percent rate increase granted to pilots effective August 31, 1997, and an increase in the provision for profit sharing.

         Fuel expense decreased $13 million, or 0.7 percent, due to a 1.6 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.4 percent increase in American's fuel consumption.

         Commissions to agents increased 2.1 percent, or $26 million, due primarily to increased passenger revenues. This increase was offset by changes in the Company's travel agency commission payment structure implemented in September 1997 which lowered the base commission paid to travel agents from 10 percent to eight percent on all tickets purchased in the U.S. and Canada for both domestic and international travel.

         Maintenance materials and repairs expense increased 25.5 percent, or $175 million, due to an increase in airframe and engine maintenance check volumes at American's maintenance bases as a result of the maturing of its fleet.

         Other operating expenses increased $68 million, or 1.5 percent, due primarily to an increase in outsourced services, additional airport security requirements, and higher costs, such as credit card fees, resulting from higher passenger revenues. Other operating expenses in 1996 included a $26 million charge to write down the value of aircraft interiors.

1996 COMPARED TO 1995   Airline Group operating expenses in 1995 included
restructuring costs of $533 million, related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with renegotiated labor contracts covering members of the TWU and the APFA, as well as provisions for the write-down of certain DC-10 aircraft and the planned retirement of certain turboprop aircraft, and other restructuring activities. Excluding the restructuring costs, the Airline Group's operating expenses increased 2.5 percent, or $365 million. American's capacity decreased 1.6 percent to 152.9 billion ASMs. As a result, American's Jet Operations cost per ASM, excluding restructuring costs in 1995 and the write-down of aircraft interiors in 1996, increased 4.0 percent to 8.91 cents.

         Despite a 0.6 percent decrease in the average number of equivalent employees, wages, salaries and benefits expense rose 2.1 percent, or $109 million. The increase was due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing.

         Fuel expense increased 19.3 percent, or $313 million, due to a 19.9 percent increase in American's average price per gallon, including the 4.3 cents per gallon domestic fuel tax imposed on the airline industry since October 1995.

         Commissions to agents decreased 3.2 percent, or $41 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, partially offset by commissions on increased passenger revenues.

         Maintenance materials and repairs expense increased 8.5 percent, or $54 million, primarily due to five additional aircraft check lines added at American's maintenance bases in 1996 as a result of the maturing of its fleet.

         Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs and miscellaneous operating expenses, decreased 0.4 percent, or $18 million. Aircraft rentals decreased
8.2 percent, or $55 million, primarily as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense. Miscellaneous operating expenses (including outsourced services, data processing services, booking fees, credit card fees, crew travel expenses, advertising and communications costs) increased by 1.3 percent, or $33 million, including a $26 million charge in 1996 to write down the value of aircraft interiors American planned to refurbish.

OTHER EXPENSE

Other expense consists of interest income and expense, interest capitalized and miscellaneous - net.

1997 COMPARED TO 1996   Interest expense, net of amounts capitalized, decreased
20.7 percent, or $105 million, due primarily to scheduled debt repayments and the repurchase and/or retirement prior to scheduled maturity of approximately $469 million and $1.1 billion of long-term debt in 1997 and 1996, respectively, and a reduction of $850 million of American's long-term debt owed to AMR as a part of the reorganization of The SABRE Group. Also, in 1996, the Company's convertible debentures were converted into AMR common stock, resulting in an $834 million decrease in long-term debt. Interest income increased approximately 29.1 percent, or $30 million, due primarily to higher investment balances. Miscellaneous - net for 1996 included a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement.

1996 COMPARED TO 1995   Interest expense, net of amounts capitalized, decreased
25.2 percent, or $171 million, due primarily to scheduled debt repayments and the repurchase and/or retirement prior to scheduled maturity of approximately $1.1 billion in long-term debt in 1996 and a reduction of $850 million of American's long-term debt owed to AMR as a part of the reorganization of The SABRE Group. Also, the Company's convertible debentures were converted into common stock of AMR in May 1996, resulting in an $834 million decrease in long-term debt and a $43 million reduction in interest expense from 1995 to 1996. Interest income increased $29 million, or 39.2 percent, due primarily to higher investment balances. Miscellaneous - net for 1996 included a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement. Miscellaneous - net for 1995 included a $41 million charge related to the loss of an aircraft operated by American.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------
(dollars in millions)

                                                Year Ended December 31,
                                           --------------------------------
                                             1997        1996         1995
                                           -------     -------      -------
REVENUES                                   $ 1,784     $ 1,622      $ 1,529

OPERATING EXPENSES                           1,476       1,295        1,149
                                           -------     -------      -------

OPERATING INCOME                               308         327          380

OTHER INCOME (EXPENSE)                          16         (21)         (10)
                                           -------     -------      -------

EARNINGS BEFORE INCOME TAXES               $   324     $   306      $   370
                                           =======     =======      =======

Average number of equivalent employees       8,500       7,900        7,300

REVENUES

1997 COMPARED TO 1996   Revenues for The SABRE Group increased 10.0 percent, or
$162 million. Electronic travel distribution revenues increased approximately $99 million, or 8.9 percent, primarily due to growth in booking fees. The growth in booking fees was due to an increase in booking volumes primarily attributable to international expansion in Europe and Latin America and an overall increase in the price per booking charged to associates. Revenues from information technology solutions increased approximately $63 million, or 12.1 percent. Revenues from unaffiliated customers increased approximately $39 million due to an increase in software development, consulting and software license fee revenues. Revenues from other AMR units increased $24 million due to an increase in software development revenue and data processing volumes offset by a decrease in data network revenue from the sale, in July 1996, of data network equipment to a third party which began direct billing certain items to American.

1996 COMPARED TO 1995   Revenues for The SABRE Group increased 6.1 percent, or
$93 million. Electronic travel distribution revenues increased approximately $95 million, or 9.4 percent, primarily due to growth in booking fees from associates. This growth was driven by an increase in booking volumes partially attributable to international expansion in Europe and Latin America, an overall increase in the price per booking charged to associates and a migration of associates to higher participation levels within SABRE. Revenues from information technology solutions decreased approximately $2 million. Revenues from unaffiliated customers increased approximately $27 million, offset by a decrease in revenues from such services provided to other AMR units of $29 million primarily due to application of the financial terms of the technology services agreement signed with American in 1996.

OPERATING EXPENSES

1997 COMPARED TO 1996   Operating expenses increased 14.0 percent, or $181
million, due primarily to increases in salaries, benefits and employee related costs and subscriber incentive expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and expand The SABRE Group's travel agency subscriber base.

1996 COMPARED TO 1995   Operating expenses increased 12.7 percent, or $146
million, due primarily to increases in salaries and benefits and subscriber incentive expenses. Salaries and benefits increased due to an increase of approximately eight percent in the average number of equivalent employees necessary to support The SABRE Group's revenue growth and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and grow The SABRE Group's customer base. Additionally, the new agreements with American covering air travel and certain marketing services and other changes resulting from the Reorganization increased operating expenses in 1996.

OTHER INCOME (EXPENSE)

1997 COMPARED TO 1996   Other income (expense) increased $37 million due to an
increase in interest income of $17 million due to higher investment balances, an increase in other income of $14 million primarily due to increased income from joint ventures, and a decrease in interest expense of approximately $6 million primarily due to a lower principal balance outstanding on the subordinated debenture payable to AMR and lower interest rates.

1996 COMPARED TO 1995   Other income (expense) decreased $11 million due
primarily to interest expense incurred on the $850 million subordinated debenture payable to AMR issued in conjunction with the Reorganization, partially offset by increased interest income.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------
(dollars in millions)

                                                  Year Ended December 31,
                                           ------------------------------------
                                             1997          1996          1995
                                           --------      --------      --------
REVENUES                                   $    610      $    620      $    572

OPERATING EXPENSES                              561           550           501
                                           --------      --------      --------

OPERATING INCOME                                 49            70            71

OTHER INCOME (EXPENSE)
   Canadian Airlines charges                     --          (251)           --
   Miscellaneous - net                            6            (1)           (2)
                                           --------      --------      --------
                                                  6          (252)           (2)
                                           --------      --------      --------

EARNINGS (LOSS) BEFORE INCOME TAXES        $     55      $   (182)     $     69
                                           ========      ========      ========

Average number of equivalent employees       14,800        14,500        13,300

REVENUES

1997 COMPARED TO 1996   Revenues for the Management Services Group decreased
1.6 percent, or $10 million. This decrease was primarily the result of lower revenue for AMR Combs due to the March 1997 sale of its aircraft parts division, decreased telemarketing services provided by TeleService Resources, the sale of Data Management Services in September 1997 and the reduction in fees for services provided to Canadian Airlines International Limited (Canadian) as agreed upon in the fourth quarter of 1996. This decrease was partially offset by higher revenues for AMR Services as a result of increased airline passenger, ramp and cargo handling services.

1996 COMPARED TO 1995   Revenues for the Management Services Group increased
8.4 percent, or $48 million. This increase is due principally to AMR Global Services Corporation, which experienced higher revenue as a result of increased airline passenger, ramp and cargo handling services provided by its AMR Services division and increased telemarketing services provided by TeleService Resources. This increase was partially offset by a $12 million reduction in fees for services provided to Canadian.

OPERATING EXPENSES

1997 COMPARED TO 1996   Operating expenses increased 2.0 percent, or $11
million, due to an $18 million increase in wages, salaries and benefits resulting from a 2.1 percent increase in the average number of equivalent employees and wage and salary adjustments for existing employees. This increase was partially offset by the decrease in other operating expenses of $7 million, or 2.6 percent, commensurate with the decrease in revenues.

1996 COMPARED TO 1995   Operating expenses increased 9.8 percent, or $49
million, due to a $27 million increase in wages, salaries and benefits resulting from an increase in the average number of equivalent employees and a $22 million increase in other operating expenses commensurate with the increase in revenues.

OTHER INCOME (EXPENSE)

Other income (expense) for 1996 included a $251 million charge associated with the Company's relationship with Canadian. This charge included $192 million related to the write-off of AMR's investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian and $59 million related to the write-off of certain deferred costs relating to AMR's agreement to provide a variety of management, technical and administrative services to Canadian.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $2.9 billion in 1997, $2.7 billion in 1996 and $2.2 billion in 1995. The $204 million increase from 1996 to 1997 resulted primarily from an increase in the air traffic liability due to higher advanced sales. The $536 million increase from 1995 to 1996 resulted primarily from increased net earnings and an increase in the air traffic liability due to higher advanced sales and fare sale activity in late 1996 compared to 1995.

         Capital expenditures in 1997 totaled $1.4 billion, compared to $547 million in 1996 and $928 million in 1995, and included purchase deposits on new aircraft orders of $745 million, purchases of computer related equipment totaling $207 million and the acquisition of seven ATR aircraft. These expenditures, as well as the expansion of certain airport facilities, were funded primarily with internally generated cash. Proceeds from the sale of equipment and property of $281 million in 1997 include proceeds received upon the delivery of three of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx) in accordance with the 1995 agreement between the two parties.

         At December 31, 1997, the Company had commitments to acquire the following aircraft: 75 Boeing 737-800s, 12 Boeing 757-200s, 11 Boeing 777-200IGWs, eight Boeing 767-300ERs, 42 Embraer EMB-145s, 25 Bombardier CRJ-700s and five ATR 72s (Super ATR). Deliveries of these aircraft commence in 1998 and will continue through 2004. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will approximate $1.5 billion in 1998, $1.9 billion in 1999, $560 million in 2000 and an aggregate of $1.5 billion in 2001 through 2004. In addition to these commitments for aircraft, the Company expects to spend approximately $1.5 billion related to modifications to aircraft, renovations of, and additions to, airport and office facilities, and the acquisition of various other equipment and assets in 1998, of which approximately $700 million has been authorized by the Company's Board of Directors. While the Company expects to fund the majority of its capital expenditures from the Company's existing cash balance and internally generated cash, some new financing may be raised depending upon capital market conditions and the Company's evolving view of its long-term needs.

         In March 1998, the Company exercised its purchase rights to acquire two additional Boeing 777-200IGWs for deliveries in 1999. Depending upon the Company's fleet requirements, the Company may exercise additional aircraft purchase rights throughout the remainder of 1998. Also in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002.

         The new collective bargaining agreement reached between American and the Allied Pilots Association granted pilots options to purchase 5.75 million shares of AMR common stock at $83.375, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options were immediately exercisable. To offset the potential dilution from the exercise of these options, the Company repurchased 5.75 million shares of its common stock during 1997. Also in July 1997, the Company initiated a stock repurchase program for up to an additional $500 million of its outstanding common stock, to be purchased in the open market or in private transactions from time to time over a 24-month period. As of December 31, 1997, a total of 7,043,375 shares had been purchased by the Company under the two programs at a total cost of approximately $740 million, and proceeds of approximately $200 million had been received by the Company upon the exercise of stock options. The Company expects to spend approximately $350 million during 1998 to repurchase the remainder of the shares under the stock repurchase program.

         The Board of Directors of The SABRE Group has also approved a stock repurchase program for The SABRE Group, under which The SABRE Group will repurchase, subject to certain business and market conditions, up to 1.5 million shares of The SABRE Group's Class A common stock. Based on current market prices, the total cost of The SABRE Group's stock repurchase program will be approximately $55 million.

         In February 1998, The SABRE Group signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia-Pacific region. The SABRE Group received 35 percent of the joint venture company, called ABACUS International Ltd. The SABRE Group paid $139 million in cash and contributed assets related to The SABRE Group's ongoing travel distribution activities in the Asia-Pacific region and other considerations with a fair value of approximately

$100 million. The SABRE Group provides ABACUS International with transaction processing on the SABRE computer reservations system. The investment was funded with existing cash.

         The Company will continue to evaluate uses for any surplus cash, which may include the retirement, refinancing, and/or repurchase in the open market or otherwise of debt and/or other fixed obligations, and the continued repurchase of equity in the open market. The total amount of debt and/or equity retired, refinanced, and/or repurchased will depend on market conditions, AMR's cash position and other considerations during the year.

         American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1997, no borrowings were outstanding under the agreement.

         AMR (principally American Airlines) historically operates with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note 6 to the consolidated financial statements for accounting policies and additional information.

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing fuel swap and fuel option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 1997 cost per gallon of fuel. Based on projected 1998 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $110 million in 1998, net of fuel hedge instruments outstanding at December 31, 1997. As of December 31, 1997, the Company had hedged approximately 23 percent of its 1998 fuel requirements.

FOREIGN CURRENCY   The Company is exposed to the effect of foreign exchange
rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the British pound and Japanese yen. The Company uses options to hedge its anticipated foreign currency-denominated net cash flows. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 1997 levels relative to each of the currencies in which the Company's sales and expenses are denominated and have not historically adjusted for such foreign exchange rate fluctuations would result in a decrease in operating income of approximately $60 million for the year ending December 31, 1998, net of hedge instruments outstanding at December 31, 1997, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. The increase to other income due to the remeasurement of net foreign currency-denominated liabilities and the increase to common stockholders' equity due to the translation of net foreign currency-denominated liabilities resulting from a 10 percent strengthening in the value of the U.S. dollar is not material. This sensitivity analysis was prepared based upon projected 1998 foreign currency-denominated revenues and expenses and foreign currency-denominated assets and liabilities as of December 31, 1997. Furthermore, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

INTEREST   The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately five percent of its total long-term debt and interest rate swaps on notional amounts of approximately $1.4 billion at December 31, 1997. If interest rates average 10 percent more in 1998 than they did during 1997, the Company's interest expense would increase by approximately $10 million. If interest rates average 10 percent more in 1998 than they did during 1997, the Company's interest income from cash and short-term investments would increase by approximately $14 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, cash and short-term investment balances at December 31, 1997.

         Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $105 million. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

OTHER   The Company is also subject to market risk in its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited (Canadian). However, the impact of such market risk on earnings is not significant as the Company wrote down its investment in Canadian to its estimated fair market value in 1996. Furthermore, the Company considers its investment in Canadian as an available for sale security and, as such, any future increase in the value of the Company's investment in Canadian would be recorded directly to stockholders' equity and would not impact the Company's earnings. The cumulative mandatorily redeemable convertible preferred stock of Canadian is not publicly traded and has no readily determinable fair value.

OTHER INFORMATION

ENVIRONMENTAL MATTERS   Subsidiaries of AMR have been notified of potential
liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. AMR's alleged volumetric contributions at these sites are minimal. AMR does not expect these matters, individually or collectively, to have a material impact on its results of operations, financial position or liquidity. Additional information is included in Note 3 to the consolidated financial statements.

YEAR 2000 COMPLIANCE   The Company has implemented a Year 2000 compliance
program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. Such program includes both systems and applications operated by the Company's businesses as well as software licensed to or operated for third parties by The SABRE Group. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. The Company has commenced testing on certain systems and applications and will continue to test the remainder of the systems and applications throughout the course of the Year 2000 program. However, there can be no assurance that the systems of other parties (e.g., Federal Aviation Administration, Department of Transportation, airport authorities, data providers) upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications, those licensed to or operated for third parties, or those operated by other parties to properly operate or manage dates beyond 1999.

         The Company expects to incur significant internal staff costs, as well as consulting and other expenses, related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $215 million to $250 million, of which approximately $65 million was incurred as of December 31, 1997. The remaining expenses are expected to be incurred primarily in 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant will be expensed as incurred.

         The costs of the project and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

AIRLINE TRANSPORTATION TAXES   The Federal airline passenger excise tax, which
was reimposed in the first quarter of 1997, expired on September 30, 1997. A replacement tax mechanism took effect on October 1, 1997. Over a five year period on a sliding scale, the airline ticket tax will be reduced from 10 percent to 7.5 percent and a $3 per passenger segment fee will be phased in. Additionally, the fee for international arrivals and departures was increased from $6 per departure to $12 for each arrival and departure and a 7.5 percent tax was added on the purchase of frequent flyer miles.

DALLAS LOVE FIELD   In 1968, as part of an agreement between the cities of Fort
Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. This settlement was codified by Congress and became known as the Wright Amendment. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing all federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that it has an obligation to do so. American has joined in this litigation. Thereafter, Dallas filed a declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. As a result of the foregoing, the future of flight operations at Love Field and American's DFW hub is uncertain. To the extent that operations at Love Field to new destinations increase, American may be compelled for competitive reasons to divert resources from DFW to Love Field. This diversion could adversely impact American's business.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 will have no impact on the Company's results of operations.

         Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no impact on the Company's financial condition or results of operations.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," effective for transactions entered into for fiscal years beginning after December 15, 1997. SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to entities that earn revenue from licensing, selling or otherwise marketing computer software. The Company's accounting policy for software revenue recognition is in compliance with SOP 97-2 and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

OUTLOOK FOR 1998

AIRLINE GROUP   The Airline Group expects 1998 to be another satisfactory year.
A strong U.S. economy and healthy demand for air travel allow the Company to remain optimistic about 1998 revenues. In 1998, total system capacity is expected to increase slightly. The Airline Group expects to continue to strengthen its position in several domestic markets while expanding its international network. The recently approved bilateral agreement between the U.S. and Japan coupled with the expansion of code-share alliances, delivery of new Boeing aircraft and the addition of several new routes will enable American to gain further presence internationally. The Company is continuing to improve the regional airline feed to American by strengthening AMR Eagle with the delivery of its first regional jet in early 1998.

         Pressure to reduce costs will continue, although the volatility of fuel prices makes any prediction of overall costs very difficult. Excluding fuel, the Company anticipates an increase in unit costs of about two to three percent, driven by increased maintenance costs as American's fleet continues to mature, higher labor costs associated with the normal seniority and scale increases in the union contracts and various other inflationary pressures.

THE SABRE GROUP   The SABRE Group expects continued profitability and revenue growth in 1998. Revenues from The SABRE Group's information technology solutions business should grow significantly in 1998 as a result of the multi-billion dollar technology services agreement signed between The SABRE Group and US Airways, Inc. Additionally, The SABRE Group expects overall revenue growth from the electronic travel distribution business to be consistent with those of prior years. While The SABRE Group anticipates a decline in domestic airline bookings growth in 1998, The SABRE Group expects to compensate for the decline with growth in international bookings, non-air bookings and price increases.

MANAGEMENT SERVICES GROUP   The Management Services Group comprises several
businesses whose activities are various and diverse. While most of the businesses expect profitable growth in 1998, this growth will be offset by the loss of revenue attributable to the sale of certain businesses in 1997. As a result, combined Management Services Group operating results will likely remain consistent with 1997 results.

FORWARD-LOOKING INFORMATION

The preceding discussions under Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, projections relating to results of operations and financial condition, including increases in revenues and unit costs, Year 2000 compliance, overall economic projections and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

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

COMPETITION IN THE AIRLINE INDUSTRY   Service over almost all of the Airline
Group's routes is highly competitive. On most of its non-stop routes, the Airline Group competes with at least one, and usually more than one, major domestic airline, as well as lower-cost carriers. The Airline Group also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Airline Group's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic or changes in the mix of traffic that would improve yields.

COMPETITION IN ELECTRONIC TRAVEL DISTRIBUTION   The markets in which The SABRE
Group's electronic travel distribution business competes are highly competitive. The SABRE Group competes primarily against other large and well-established global distribution systems and is always faced with the potential of new competitors, particularly as new channels for distribution develop. Increased competition could cause The SABRE Group to reduce prices, to increase spending on marketing or product development or to otherwise take actions that might adversely affect its operating earnings.

CHANGING BUSINESS STRATEGY   Although it has no current plan to do so, the
Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION   Future results of the Company's operations may vary
based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., new regulations which would curtail an airlines ability to respond to a competitor) and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS   The Company's current international
activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                       -------
             Report of Independent Auditors                              34

             Consolidated Statement of Operations                        35

             Consolidated Balance Sheet                                  37

             Consolidated Statement of Cash Flows                        39

             Consolidated Statement of Stockholders' Equity              40

             Notes to Consolidated Financial Statements                  41

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


         We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 19, 1998

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

                                                          Year Ended December 31,
                                                   ------------------------------------
                                                     1997          1996          1995
                                                   --------      --------      --------
REVENUES
      Airline Group:
        Passenger - American Airlines, Inc.        $ 14,310      $ 13,645      $ 13,134
                  - AMR Eagle                         1,017         1,047           976
        Cargo                                           687           682           677
        Other                                           889           837           714
                                                   --------      --------      --------
                                                     16,903        16,211        15,501

        The SABRE Group                               1,784         1,622         1,529
        Management Services Group                       610           620           572
        Less:  Intergroup revenues                     (727)         (700)         (692)
                                                   --------      --------      --------
           Total operating revenues                  18,570        17,753        16,910
                                                   --------      --------      --------

EXPENSES
      Wages, salaries and benefits                    6,328         5,961         5,779
      Aircraft fuel                                   1,923         1,936         1,623
      Commissions to agents                           1,278         1,252         1,293
      Depreciation and amortization                   1,244         1,204         1,259
      Other rentals and landing fees                    896           895           878
      Maintenance materials and repairs                 873           697           641
      Food service                                      677           672           682
      Aircraft rentals                                  574           616           671
      Other operating expenses                        2,851         2,681         2,536
      Restructuring costs                                --            --           533
                                                   --------      --------      --------
           Total operating expenses                  16,644        15,914        15,895
                                                   --------      --------      --------
OPERATING INCOME                                      1,926         1,839         1,015

OTHER INCOME (EXPENSE)
      Interest income                                   138            80            63
      Interest expense                                 (399)         (499)         (670)
      Gain on sale of stock by subsidiary                --           497            --
      Miscellaneous - net                               (19)         (284)          (55)
                                                   --------      --------      --------
                                                       (280)         (206)         (662)
                                                   --------      --------      --------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS
                                                      1,646         1,633           353
Income tax provision                                    661           528           162
                                                   --------      --------      --------
EARNINGS BEFORE EXTRAORDINARY LOSS                      985         1,105           191
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                   --           (89)          (29)
                                                   --------      --------      --------

NET EARNINGS                                       $    985      $  1,016      $    162
                                                   ========      ========      ========

--------------------------------------------------------------------------------

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                 Year Ended December 31,
                                         --------------------------------------
                                            1997          1996           1995
                                         ---------     ---------      ---------
EARNINGS APPLICABLE TO COMMON SHARES     $     985     $   1,016      $     162
                                         =========     =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC
      Before extraordinary loss          $   11.05     $   12.83      $    2.51
      Extraordinary loss                        --         (1.03)         (0.38)
                                         ---------     ---------      ---------

      Net earnings                       $   11.05     $   11.80      $    2.13
                                         =========     =========      =========

   DILUTED
      Before extraordinary loss          $   10.78     $   12.15      $    2.49
      Extraordinary loss                        --         (0.96)         (0.38)
                                         ---------     ---------      ---------

      Net earnings                       $   10.78     $   11.19      $    2.11
                                         =========     =========      =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions)
--------------------------------------------------------------------------------

                                                                                    December 31,
                                                                               -----------------------
                                                                                  1997          1996
                                                                               ---------     ---------
ASSETS

CURRENT ASSETS
  Cash                                                                         $      64     $      68
  Short-term investments                                                           2,370         1,743
  Receivables, less allowance for uncollectible
           accounts (1997 - $24; 1996 - $17)                                       1,370         1,382
  Inventories, less allowance for obsolescence
           (1997 - $203; 1996 - $213)                                                636           633
  Deferred income taxes                                                              406           404
  Other current assets                                                               225           240
                                                                               ---------     ---------
  Total current assets                                                             5,071         4,470

EQUIPMENT AND PROPERTY
  Flight equipment, at cost                                                       13,002        13,107
  Less accumulated depreciation                                                    4,459         3,922
                                                                               ---------     ---------
                                                                                   8,543         9,185

  Purchase deposits for flight equipment                                             754            --

  Other equipment and property, at cost                                            4,158         3,982
  Less accumulated depreciation                                                    2,284         2,100
                                                                               ---------     ---------
                                                                                   1,874         1,882
                                                                               ---------     ---------
                                                                                  11,171        11,067

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                                2,980         2,998
   Other equipment and property                                                      274           261
                                                                               ---------     ---------
                                                                                   3,254         3,259
   Less accumulated amortization                                                   1,168         1,021
                                                                               ---------     ---------
                                                                                   2,086         2,238

OTHER ASSETS
    Route acquisition costs, less accumulated amortization
             (1997 - $211; 1996 - $182)                                              945           974
    Airport operating and gate lease rights, less accumulated amortization
             (1997 - $143; 1996 - $123)                                              325           345
    Prepaid pension cost                                                             382           446
    Other                                                                            935           957
                                                                               ---------     ---------
                                                                                   2,587         2,722
                                                                               ---------     ---------


TOTAL ASSETS                                                                   $  20,915     $  20,497
                                                                               =========     =========


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                        December 31,
                                                                   ----------------------
                                                                     1997          1996
                                                                   --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                                                 $  1,021      $  1,068
  Accrued salaries and wages                                            897           823
  Accrued liabilities                                                 1,123         1,232
  Air traffic liability                                               2,044         1,889
  Current maturities of long-term debt                                  397           424
  Current obligations under capital leases                              135           130
                                                                   --------      --------
  Total current liabilities                                           5,617         5,566

LONG-TERM DEBT, LESS CURRENT MATURITIES                               2,260         2,752

OBLIGATIONS UNDER CAPITAL LEASES,
  LESS CURRENT OBLIGATIONS                                            1,629         1,790

OTHER LIABILITIES AND CREDITS
  Deferred income taxes                                               1,105           743
  Deferred gains                                                        610           647
  Postretirement benefits                                             1,579         1,530
  Other liabilities and deferred credits                              1,899         1,801
                                                                   --------      --------
                                                                      5,193         4,721

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock - $1 par value; shares authorized: 150,000,000;
  shares issued: 1997 - 91,139,383; 1996 - 90,989,713                    91            91
  Additional paid-in capital                                          3,195         3,166
  Treasury shares at cost: 1997 - 4,540,416                            (485)           --
  Other                                                                  (4)          (23)
  Retained earnings                                                   3,419         2,434
                                                                   --------      --------
                                                                      6,216         5,668
                                                                   --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 20,915      $ 20,497
                                                                   ========      ========



--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                                       Year Ended December 31,
                                                               --------------------------------------
                                                                  1997           1996           1995
                                                               ---------      ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings                                                 $     985      $   1,016      $     162
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation                                                  996            967          1,012
       Deferred income taxes                                         362            218             50
       Amortization                                                  248            237            247
       Gain on sale of stock by subsidiary                            --           (497)            --
       Provisions for losses                                          --            251             41
       Extraordinary loss                                             --            136             45
       Provision for restructuring costs                              --             --            533
       Change in assets and liabilities:
        Decrease (increase) in receivables                            12           (225)          (109)
        Increase in inventories                                      (41)           (66)           (11)
        Increase in accounts payable
           and accrued liabilities                                   117            261            441
        Increase (decrease) in air traffic liability                 155            423             (7)
       Other, net                                                     86             (5)          (224)
                                                               ---------      ---------      ---------
        Net cash provided by operating activities                  2,920          2,716          2,180

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (1,390)          (547)          (928)
  Net increase in short-term investments                            (627)          (924)           (65)
  Proceeds from sale of equipment and property                       281            257             68
                                                               ---------      ---------      ---------
        Net cash used for investing activities                    (1,736)        (1,214)          (925)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations          (648)        (2,130)        (1,401)
  Repurchase of common stock                                        (740)            --             --
  Proceeds from:
     Exercise of stock options                                       200             25             21
     Sale of stock by subsidiary                                      --            589             --
     Issuance of long-term debt                                       --             --            184
                                                               ---------      ---------      ---------
        Net cash used for financing activities                    (1,188)        (1,516)        (1,196)
                                                               ---------      ---------      ---------

Net increase (decrease) in cash                                       (4)           (14)            59
Cash at beginning of year                                             68             82             23
                                                               ---------      ---------      ---------

Cash at end of year                                            $      64      $      68      $      82
                                                               =========      =========      =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except shares and per share amounts)
--------------------------------------------------------------------------------

                                                                  Additional
                                         Preferred     Common      Paid-in      Treasury                  Retained
                                           Stock        Stock      Capital       Stock        Other       Earnings      Total
                                          -------      -------     -------      -------      -------      -------      -------
Balance at January 1, 1995                $    78      $    76     $ 2,212      $    --      $  (242)     $ 1,256      $ 3,380
Net earnings                                   --           --          --           --           --          162          162
Issuance of 507,826 shares pursuant
   to stock option, deferred stock
   and restricted stock incentive              --           --          27           --           --           --           27
   plans
Adjustment for minimum pension
   liability, net of tax benefit of $120       --           --          --           --          198           --          198
Unrealized loss on investments, net
   of tax benefit of $28                       --           --          --           --          (47)          --          (47)
                                          -------      -------     -------      -------      -------      -------      -------


Balance at December 31, 1995                   78           76       2,239           --          (91)       1,418        3,720
Net earnings                                   --           --          --           --           --        1,016        1,016
Issuance of 13,926,774 shares upon
   conversion of convertible
   subordinated debentures and
   preferred stock, net of
   conversion fees and issuance costs         (78)          14         881           --           --           --          817
Issuance of 701,828 shares pursuant
   to stock option, deferred stock
   and restricted stock incentive              --            1          46           --           --           --           47
   plans
Adjustment for minimum pension
   liability, net of tax benefit of $13        --           --          --           --          (21)          --          (21)
Reversal of unrealized loss on
   investment in Canadian Airlines
   International Limited                       --           --          --           --           91           --           91
Unrealized loss on investments, net
   of tax benefit of $1                        --           --          --           --           (2)          --           (2)
                                          -------      -------     -------      -------      -------      -------      -------

Balance at December 31, 1996                   --           91       3,166           --          (23)       2,434        5,668
Net earnings                                   --           --          --           --           --          985          985
Issuance of 156,070 shares pursuant
   to stock option, deferred stock
   and restricted stock incentive              --           --          13           --           --           --           13
   plans
Issuance of 5,750,000 stock options
   at $10 below market value at date
   of grant                                    --           --          58           --           --           --           58
Repurchase of 7,043,375 common shares          --           --          --         (740)          --           --         (740)
Issuance of 2,502,959 shares from
   Treasury pursuant to stock
   option, deferred stock and
   restricted stock incentive plans,
   net of tax benefit of $15                   --           --         (42)         255           --           --          213
Adjustment for minimum pension
   liability, net of tax expense of $13        --           --          --           --           19           --           19
                                          -------      -------     -------      -------      -------      -------      -------

Balance at December 31, 1997              $    --      $    91     $ 3,195      $  (485)     $    (4)     $ 3,419      $ 6,216
                                          =======      =======     =======      =======      =======      =======      =======


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION   The consolidated financial statements include the
accounts of AMR Corporation (AMR or the Company), its wholly-owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American), and its majority-owned subsidiaries, including The SABRE Group Holdings, Inc. (The SABRE Group). All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES   Spare parts, materials and supplies relating to flight equipment are carried at average acquisition cost and are expensed when incurred in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service, plus allowances for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

EQUIPMENT AND PROPERTY   The provision for depreciation of operating equipment
and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                  Residual
                                                 Depreciable Life                  Value
                                                ----------------------------       -----
Boeing 727-200 (Stage II)                       December 31, 1999(1)                None
Boeing 727-200 (to be converted to Stage III)   December 31, 2003(1)                None
DC-10                                           December 31, 2002(2)                None
Other jet aircraft                              20 years                             5%
Regional aircraft and engines                   15-17 years                          10%
Major rotable parts, avionics and assemblies    Life of equipment to which          0-10%
                                                   applicable
Improvements to leased flight equipment         Term of lease                       None
Buildings and improvements (principally on      10-30 years or term of lease        None
   leased land)
Furniture, fixtures and other equipment         3-20 years                          None

         (1) In 1996, American changed the estimated useful lives of its Boeing 727-200 aircraft and engines from an average depreciable life of 21 years to an approximate common retirement date of December 31, 1999 for those aircraft which will not be converted to Stage III noise standards and December 31, 2003 for those which will be converted to Stage
                 III.  The impact of this change was not material.

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

ELECTRONIC TRAVEL DISTRIBUTION REVENUES   Revenues for airline travel
reservations are recognized at the time of the booking of the reservation, net of estimated future cancellations. Revenues for car rental and other travel providers are recognized at the time the reservation is used by the customer. Fees billed on service contracts are recognized as revenue in the month earned.

INFORMATION TECHNOLOGY SOLUTIONS REVENUES   Revenue from information technology
services is recognized in the period earned. Revenue from software license fees for standard software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. Revenue on long-term software development and consulting contracts is recognized under the percentage of completion method of accounting. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. Fixed fees for software maintenance are recognized ratably over the life of the contract.

ADVERTISING COSTS   The Company expenses the costs of advertising as incurred.
Advertising expense was $207 million, $205 million and $192 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

2.       INVESTMENTS

         Short-term investments consisted of (in millions):

                                                                 December 31,
                                                             ---------------------
                                                               1997         1996
                                                             --------     --------
Overnight investments and time deposits                      $    674     $     81
Corporate notes                                                   950        1,302
Other debt securities                                             746          360
                                                             --------     --------

                                                             $  2,370     $  1,743
                                                             ========     ========

         Short-term investments at December 31, 1997, by contractual maturity included (in millions):

Due in one year or less                                                   $1,403
Due after one year through three years                                       662
Due after three years                                                        305
                                                                          ------
                                                                          $2,370
                                                                          ======

         All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

3.       COMMITMENTS AND CONTINGENCIES

         At December 31, 1997, the Company had commitments to acquire the following aircraft: 75 Boeing 737-800s, 12 Boeing 757-200s, 11 Boeing 777-200IGWs, eight Boeing 767-300ERs, 42 Embraer EMB-145s, 25 Bombardier CRJ-700s and five ATR 72s. Deliveries of these aircraft commence in 1998 and will continue through 2004. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will approximate $1.5 billion in 1998, $1.9 billion in 1999, $560 million in 2000 and an aggregate of $1.5 billion in 2001 through 2004. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $1.5 billion over the next five years related to modifications to aircraft, renovations of, and additions to, airport and office facilities, and the acquisition of various other equipment and assets. AMR expects to spend approximately $700 million of this authorized amount in 1998.

         The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues.
Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The ultimate resolution is not, however, expected to have a significant impact on the financial position or liquidity of AMR.

         In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. No gain or loss is expected to be recognized as a result of this transaction. Six aircraft had been delivered as of December 31, 1997. The carrying value of the six remaining aircraft American has committed to sell was approximately $357 million as of December 31, 1997. In addition, American has the option to sell its remaining seven MD-11 aircraft with deliveries between 2000 and 2002.

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

         Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $492 million of short-term investments.

4.       LEASES

         AMR's subsidiaries lease various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997, were (in millions):

                                                                                Capital             Operating
 Year Ending December 31,                                                       Leases               Leases
                                                                             ------------         ------------

 1998                                                                        $        255         $      1,011
 1999                                                                                 250                  985
 2000                                                                                 315                  935
 2001                                                                                 297                  931
 2002                                                                                 247                  887

 2003 and subsequent                                                                1,206               13,366
                                                                             ------------         ------------

                                                                                    2,570(1)      $     18,115(2)
                                                                                                  ============
 Less amount representing interest                                                    806
                                                                             ------------

 Present value of net minimum lease payments                                 $      1,764
                                                                             ============

         (1) Future minimum payments required under capital leases include $192 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

         (2) Future minimum payments required under operating leases include $6.2 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

         At December 31, 1997, the Company had 186 jet aircraft and 44 turboprop aircraft under operating leases, and 82 jet aircraft and 63 turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

         During 1996, American made prepayments totaling $565 million on cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft are recorded as flight equipment under capital leases.


Rent expense, excluding landing fees, was $1.2 billion for 1997 and 1996 and $1.3 billion for 1995.

5.       INDEBTEDNESS

         Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                December 31,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
         6.50% -  10.70% notes due through 2021            $  1,469     $  1,859
         8.625% - 10.20% debentures due through 2021            437          506
         Variable rate indebtedness due through 2024
                  (3.55% - 6.824% at December 31, 1997)         135          162
         6.0% - 9.25% bonds due through 2031                    176          176
         Other                                                   43           49
                                                           --------     --------

         Long-term debt, less current maturities           $  2,260     $  2,752
                                                           ========     ========

         Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1998 - $397 million; 1999 - $34 million; 2000 - $230 million; 2001 - $436 million; 2002 - $66 million.

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


         American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1997, no borrowings were outstanding under the agreement.


         Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $739 million. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a cash flow coverage test and a minimum net worth requirement, which could affect AMR's ability to pay dividends. At December 31, 1997, under the most restrictive provisions of those agreements, approximately $1.9 billion of American's retained earnings were available for payment of dividends to AMR.

         Cash payments for interest were $409 million, $515 million and $685 million for 1997, 1996 and 1995, respectively.

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

         The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1997, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

         The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                                       December 31,
                                          --------------------------------------------------------------------
                                                       1997                                   1996
                                          -------------------------------       ------------------------------
                                            Notional                              Notional
                                             Amount           Fair Value           Amount           Fair Value
                                          ------------       ------------       ------------       -----------
  Interest rate swap agreements           $      1,410       $         12       $      1,480       $        (9)

         The fair values represent the amount the Company would pay or receive to terminate the agreements at December 31, 1997 and 1996, respectively.

6.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

         At December 31, 1997, the weighted-average remaining life of the interest rate swap agreements in effect was 3.7 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                                  December 31,
                                              ---------------------
                                              1997            1996
                                              -----           -----
          Average floating rate               5.901%          5.728%
          Average fixed rate                  5.844%          5.627%

         Floating rates are based primarily on LIBOR and may change significantly, affecting future cash flows.

         FUEL PRICE RISK MANAGEMENT

         American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on fuel swap agreements would be recognized immediately were the changes in the market value of the agreements to cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1997, American had agreements with broker-dealers to exchange payments on approximately 847 million gallons of fuel products, which represents approximately 23 percent of its expected 1998 fuel needs and approximately eight percent of its expected 1999 fuel needs. The fair value of the Company's fuel swap agreements at December 31, 1997, representing the amount the Company would pay to terminate the agreements, totaled $34 million.

         FOREIGN EXCHANGE RISK MANAGEMENT

         To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through September 30, 1999, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 1997, the notional amount related to these options totaled approximately $602 million and the fair value, representing the amount AMR would receive to terminate the agreements, totaled approximately $42 million.

         The Company has entered into Japanese yen currency exchange agreements to effectively convert certain lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's currency exchange agreements, representing the amount AMR and American would pay or receive to terminate the agreements, were:

                                                       December 31,
                           ---------------------------------------------------------------------
                                        1997                                 1996
                           -------------------------------       -------------------------------
                             Notional          Fair Value          Notional          Fair Value
                              Amount          (in millions)         Amount          (in millions)
                           -------------      ------------       ------------       ------------
 Japanese yen              24.5 billion       $       (15)       24.7 billion       $         14

         The exchange rates on the Japanese yen agreements range from 66.50 to
118.80 yen per U.S. dollar.

6.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

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

                                                        December 31,
                                     ---------------------------------------------------
                                             1997                          1996
                                     -----------------------     -----------------------
                                      Carrying       Fair         Carrying        Fair
                                       Value         Value         Value         Value
                                     ---------     ---------     ---------     ---------
6.50% - 10.70% notes                 $   1,859     $   2,088     $   2,214     $   2,406
8.625% - 10.20% debentures                 437           540           564           648
Variable rate indebtedness                 136           136           165           165
6.0% - 9.25% bonds                         176           194           176           180
Other                                       49            50            57            58
                                     ---------     ---------     ---------     ---------

                                     $   2,657     $   3,008     $   3,176     $   3,457
                                     =========     =========     =========     =========

         All other financial instruments are either carried at fair value or their carrying value approximates fair value.

7.       INCOME TAXES

         The significant components of the income tax provision were (in millions):

                                                Year Ended December 31,
                                       -----------------------------------------
                                         1997            1996            1995
                                       ---------       ---------       ---------
Current                                $     299       $     310       $     112
Deferred                                     362             218              50
                                       ---------       ---------       ---------
                                       $     661       $     528       $     162
                                       =========       =========       =========

         The income tax provision includes a federal income tax provision of $573 million, $463 million and $133 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                    Year Ended December 31,
                                               -----------------------------------
                                                 1997         1996          1995
                                               --------     --------      --------
Statutory income tax provision                 $    576     $    572      $    125
State income tax provision, net                      47           36            11
Meal expense                                         21           18            22
Minority interest                                    12            1            --
Gain on sale of stock by subsidiary                  --         (174)           --
Change in valuation allowance                        --           60            --
Other, net                                            5           15             4
                                               --------     --------      --------

Income tax provision                           $    661     $    528      $    162
                                               ========     ========      ========

         The change in valuation allowance in 1996 relates to the deferred tax asset resulting from the write-off of AMR's investment in Canadian Airlines International Limited (see Note 14) and expiring foreign tax credits.

         The components of AMR's deferred tax assets and liabilities were (in millions):

                                                             December 31,
                                                      ------------------------
                                                        1997           1996
                                                      ---------      ---------
 Deferred tax assets:
     Alternative minimum tax credit carryforwards     $     862      $     680
     Postretirement benefits other than pensions            583            550
     Rent expense                                           323            231
     Gains from lease transactions                          234            248
     Frequent flyer obligation                              232            172
     Other                                                  417            603
     Operating loss carryforwards                            --            345
     Valuation allowance                                    (72)           (72)
                                                      ---------      ---------
        Total deferred tax assets                         2,579          2,757
                                                      ---------      ---------

Deferred tax liabilities:
     Accelerated depreciation and amortization           (2,964)        (2,679)
     Pensions                                               (94)          (144)
     Other                                                 (220)          (273)
                                                      ---------      ---------
        Total deferred tax liabilities                   (3,278)        (3,096)
                                                      ---------      ---------

Net deferred tax liability                            $    (699)     $    (339)
                                                      =========      =========

         At December 31, 1997, AMR had available for federal income tax purposes approximately $862 million of alternative minimum tax credit carryforwards available for an indefinite period.

         Cash payments (refunds) for income taxes were $423 million, $194 million and $(36) million for 1997, 1996 and 1995, respectively.

8.       COMMON AND PREFERRED STOCK

         In January 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation increasing the total number of authorized shares of all classes of stock to 770 million, of which 20 million may be shares of preferred stock (without par value) and 750 million may be shares of common stock ($1 par value). The amendment to the Company's Certificate of Incorporation will be presented to the Company's stockholders for approval at the Company's 1998 annual meeting.

9.       STOCK AWARDS AND OPTIONS

         Under the 1988 Long Term Incentive Plan (1988 Plan), as amended in 1994, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1988 Plan is 7,200,000 shares. In the event that additional shares of the Company's common stock are issued, 7.65 percent of such newly issued shares will be allocated to the 1988 Plan. The 1988 Plan will terminate no later than May 18, 1998. Options are awarded with an exercise price equal to the fair market value of the stock on date of grant, becoming exercisable in equal annual installments over five years following the date of grant and expiring 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded. As of January 1, 1996, all outstanding stock appreciation rights were canceled, while the underlying stock options remain in effect.

         In January 1998, the Board of Directors approved the 1998 Long Term Incentive Plan (1998 Plan), the successor plan to the 1988 Plan. The 1998 Plan will be presented to the Company's stockholders for approval at the Company's 1998 annual meeting. If approved, the 1998 Plan will become effective on May 21, 1998 and will terminate on May 21, 2008. Under the 1998 Plan, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock based awards and/or performance related awards, including cash bonuses. The 1998 Plan authorizes the issuance of 5,000,000 shares.

         In 1997, the total charge for stock compensation expense included in wages, salaries and benefits expense was $75 million. No compensation expense was recognized for stock option grants under the 1988 Plan since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of grant.

         Stock option activity was:

                                                           Year Ended December 31,
                                ------------------------------------------------------------------------
                                          1997                            1996                   1995
                                --------------------------     --------------------------     ----------
                                                  Weighted-                     Weighted-
                                                  Average                       Average
                                                 Exercise                       Exercise
                                 Options          Price         Options          Price         Options
                                ----------      ----------     ----------      ----------     ----------
 Outstanding at January 1        1,831,795      $    67.19      2,322,780      $    62.85      2,404,010
 Granted                           447,740          104.57        392,475           78.43        440,600
 Exercised                        (492,888)          64.35       (580,800)          59.41       (390,510)
 Canceled(1)                       (33,260)          67.64       (302,660)          62.97       (131,320)
                                ----------                     ----------                     ----------

 Outstanding at December 31      1,753,387      $    77.54      1,831,795      $    67.19      2,322,780
                                ==========                     ==========                     ==========

(1) Includes 235,950 options canceled upon conversion to The SABRE Group stock options for 1996 and 20,500 options canceled upon exercise of stock appreciation rights for 1995.

         The following table summarizes information about the stock options outstanding at December 31, 1997:

                                      Weighted-         Weighted-                  Weighted-
   Range of           Number of        Average           Average     Number of      Average
   Exercise            Options        Remaining         Exercise      Options      Exercise
    Prices           Outstanding    Life (years)          Price     Exercisable      Price
   ---------         -----------    ------------       ----------   -----------      -----
    $40-$58             305,292         5.25            $54.66        189,472      $54.14
    $61-$70             428,790         5.49             66.26        272,270       65.35
    $71-$94             605,005         8.04             77.60        146,505       77.12
   $97-$116             414,300         9.65            105.97              -           -
                      ---------                                       -------

                      1,753,387         7.30            $77.54        608,247      $64.69
                      =========                                       =======

         In May 1997, in conjunction with the labor agreement reached between American and members of the Allied Pilots Association, the Company established the Pilots Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the Allied Pilots Association the option to purchase 5.75 million shares of AMR stock at $83.375 per share, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. These shares were exercisable immediately.

         Pilot Plan option activity was:

                                                                  Year Ended
                                                               December 31, 1997
                                                              -------------------
                                                                   Options
                                                              -------------------
Outstanding at January 1                                                 --
Granted                                                           5,750,000
Exercised                                                        (2,030,890)
                                                                 ----------
Outstanding at December 31                                        3,719,110
                                                                 ==========

         The weighted-average grant date fair value of all stock option awards granted during 1997 and 1996 was $22.01 and $25.80, respectively.

         Shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan's Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                               Year Ended December 31,
                                     ------------------------------------------
                                        1997            1996            1995
                                     ----------      ----------      ----------
 Outstanding at January 1             1,197,331       1,424,058       1,496,803
 Granted                                 87,750         102,650         120,300
 Issued                                 (33,670)        (54,724)       (116,016)
 Canceled(1)                            (22,816)       (274,653)        (77,029)
                                     ----------      ----------      ----------

 Outstanding at December 31           1,228,595       1,197,331       1,424,058
                                     ==========      ==========      ==========

         (1) Includes 210,400 shares canceled upon conversion to The SABRE Group stock options and awards for 1996.

         The weighted-average grant date fair value of career equity awards granted during 1997 and 1996 was $109.96 and $79.27, respectively.

         A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan. The shares vest over a three-year performance period based upon AMR's ratio of operating cash flow to adjusted assets. Performance share activity was:

                                               Year Ended December 31,
                                       ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Outstanding at January 1                839,730         824,411         508,330
Granted                                 404,368         382,307         340,991
Issued                                  (95,383)        (68,504)             --
Awards settled in cash                 (256,532)       (178,088)             --
Canceled(1)                             (23,546)       (120,396)        (24,910)
                                       --------        --------        --------

Outstanding at December 31              868,637         839,730         824,411
                                       ========        ========        ========

         (1) Includes 90,551 shares canceled upon conversion to The SABRE Group stock awards for 1996.

         The weighted-average grant date fair value of performance share awards granted during 1997 and 1996 was $104.55 and $78.81, respectively.

         There were 9.1 million shares of AMR's common stock at December 31, 1997 reserved for the issuance of stock upon the exercise of options and the issuance of stock awards.

         The SABRE Group has established the 1996 Long Term Incentive Plan (1996 Plan), whereby its officers and other key employees may be granted stock options and other stock-based awards. Initially, 13 million shares of The SABRE Group's Class A Common Stock were authorized to be issued under the 1996 Plan. At December 31, 1997, approximately 3.8 million shares of The SABRE Group's Class A Common Stock were outstanding under the 1996 Plan.

         In January 1998, in connection with the information technology services agreement executed between The SABRE Group and US Airways, Inc., The SABRE Group granted two tranches of stock options to US Airways, each to acquire three million shares of The SABRE Group's Class A Common Stock. US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. The first tranche of options is exercisable during the six month period ending two years after the transfer of US Airways' information technology assets, has an exercise price of $27 per share and is subject to a cap on share price of $90. The second tranche of options is exercisable during the 10 year period beginning on the fifth anniversary of the asset transfer date, has an exercise price of $27 per share and is subject to a cap on share price of $127.

         The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding net earnings and earnings per share has been determined as if the Company and The SABRE Group had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates ranging from 5.80% to 6.70%; dividend yields of 0%; expected stock volatility ranging from 25.0% to 29.0%; and expected life of the options of 4.5 years for all Plans, with the exception of The Pilot Plan which was 1.5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

         The Company's pro forma net earnings and earnings per share assuming the Company had accounted for its employee stock options using the fair value method would have resulted in 1997 net earnings of $960 million and basic and diluted earnings per share of $10.77 and $10.50, respectively. The pro forma effect of SFAS 123 is immaterial to the Company's 1996 and 1995 net earnings and earnings per share.

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

         Total costs for all pension plans were (in millions):

                                                            Year Ended December 31,
                                                    ---------------------------------------
                                                      1997           1996           1995
                                                    ---------      ---------      ---------
Defined benefit plans:
  Service cost - benefits earned during the period  $     189      $     204      $     165
  Interest cost on projected benefit obligation           403            375            323
  Return on assets                                       (435)           (91)        (1,288)
  Net amortization and deferral                            26           (322)         1,008
                                                    ---------      ---------      ---------

  Net periodic pension cost for defined
     benefit plans                                        183            166            208

  Defined contribution plans                              142            132            124
                                                    ---------      ---------      ---------

  Total                                             $     325      $     298      $     332
                                                    =========      =========      =========

         In addition to the pension costs shown above, in late 1995, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," AMR recognized additional pension expense of $220 million associated with these programs in 1995 which was included in restructuring costs. Of this amount, $118 million was for special termination benefits and $102 million was for the actuarial losses resulting from the early retirements for 1995.

         The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                               December 31,
                                    ------------------------------------------------------------------
                                                 1997                               1996
                                    ------------------------------      ------------------------------
                                      Plans with       Plans with        Plans with       Plans with
                                      Assets in       Accumulated        Assets in         Accumulated
                                     Excess of          Benefit           Excess of        Benefit
                                    Accumulated       Obligation in      Accumulated      Obligation in
                                      Benefit          Excess of          Benefit          Excess of
                                     Obligation          Assets          Obligation          Assets
                                    ------------      ------------      ------------      ------------
Vested benefit obligation           $      4,580      $         53      $      2,729      $      1,435
                                    ============      ============      ============      ============

Accumulated benefit obligation
                                    $      4,802      $         57      $      2,882      $      1,510
Effect of projected future
   salary increases                          940                26               650               202
                                    ------------      ------------      ------------      ------------
Projected benefit obligation               5,742                83             3,532             1,712
                                    ------------      ------------      ------------      ------------

Plan assets at fair value                  5,213                 6             3,154             1,463

Plan assets less than projected
   benefit obligation                       (529)              (77)             (378)             (249)

Unrecognized net loss                        761                27               729               237
Unrecognized prior service
   cost                                       58                 5                37                29
Unrecognized transition asset                (21)                1               (32)               --
Adjustment to record minimum
   pension liability                          --               (11)               --               (69)
                                    ------------      ------------      ------------      ------------

Prepaid (accrued) pension
   cost(1)                          $        269      $        (55)     $        356      $        (52)
                                    ============      ============      ============      ============

         (1) AMR's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

         Plan assets consist primarily of domestic and foreign government and corporate debt securities, marketable equity securities, and money market and mutual fund shares, of which approximately $92 million and $71 million of plan assets at December 31, 1997 and 1996, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

         The projected benefit obligation was calculated using weighted-average discount rates of 7.25% and 7.75% at December 31, 1997 and 1996, respectively; rates of increase for compensation ranging from 4.0% to 4.20% at December 31, 1997 and 1996; and the 1983 Group Annuity Mortality Table. The weighted-average expected long-term rate of return on assets was 9.50% in 1997, 1996 and 1995. The vested benefit obligation and plan assets at fair value at December 31, 1997, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $4.6 billion and $5.2 billion, respectively.

         In October 1997, AMR spun off the portion of its defined benefit pension plan applicable to employees of The SABRE Group to the Legacy Pension Plan (LPP), a defined benefit plan established by The SABRE Group effective January 1, 1997. At the date of the spin-off, the net obligation attributable to The SABRE Group employees participating in AMR's plan was approximately $20 million. The SABRE Group also established The SABRE Group Retirement Plan
(SGRP), a defined contribution plan. Effective January 1, 1997, employees of The SABRE Group who were under the age of 40 as of December 31, 1996 participate in the SGRP. Employees of The SABRE Group who were age 40 or over as of December 31, 1996 had the option of participating in either the SGRP or the LPP. The SABRE Group contributes 2.75 percent of each participating employee's base pay to the SGRP. The employees vest in the contributions after three years of service, including any prior service with AMR affiliates. In addition, The SABRE Group matches 50 cents of each dollar contributed by participating employees, limited to the first six percent of the employee's base pay contribution, subject to IRS limitations. Employees are immediately vested in their own contributions and the Company's matching contributions. In 1997, costs for the SGRP were $11 million.

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

         Net other postretirement benefit cost was (in millions):

                                                             Year Ended December 31,
                                                      ---------------------------------------
                                                        1997           1996           1995
                                                      ---------      ---------      ---------
Service cost - benefits earned during the period      $      48      $      58      $      48
Interest cost on accumulated other postretirement
         benefit obligation                                  95            102            101
Return on assets                                             (4)            (3)            (2)
Net amortization and deferral                               (14)            (5)            (6)
                                                      ---------      ---------      ---------

Net other postretirement benefit cost                 $     125      $     152      $     141
                                                      =========      =========      =========

         In addition to net other postretirement benefit cost, in late 1995, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," AMR recognized additional other postretirement benefit expense of $93 million associated with the program in 1995 which was included in restructuring costs. Of this amount, $26 million was for special termination benefits and $67 million was for the net actuarial losses resulting from the early retirements for 1995.

         The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in AMR's balance sheet, was (in millions):

                                                                  December 31,
                                                             ---------------------
                                                               1997         1996
                                                             --------     --------
Retirees                                                     $    630     $    593
Fully eligible active plan participants                           178          128
Other active plan participants                                    598          492
                                                             --------     --------
Accumulated other postretirement benefit obligation             1,406        1,213
Plan assets at fair value                                          56           39
                                                             --------     --------
Accumulated other postretirement benefit obligation
         in excess of plan assets                               1,350        1,174
Unrecognized net gain                                             177          300
Unrecognized prior service benefit                                 52           56
                                                             --------     --------

Accrued other postretirement benefit cost                    $  1,579     $  1,530
                                                             ========     ========

         Plan assets consist primarily of shares of mutual funds managed by a subsidiary of AMR.

         For 1997 and 1996, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a five and six percent annual rate, respectively, decreasing gradually to a four percent annual growth rate by 2001. A one percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1997 by approximately $144 million and 1997 other postretirement benefit cost by approximately $19 million. The weighted-average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.25% and 7.75% at December 31, 1997 and 1996, respectively.

11.      EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

                                                          Year Ended December 31,
                                                 ------------------------------------------
                                                   1997           1996              1995
                                                 ---------      ---------         ---------
NUMERATOR:
  Earnings before extraordinary loss -
    Numerator for basic earnings per             $     985      $   1,105         $     191
    share

  Effect of dilutive securities:
    Interest upon assumed conversion of
      convertible subordinated
      debentures, net of tax                            --             14(a)             --
    Dividends upon assumed conversion of
      convertible preferred stock                       --              1(a)             --
                                                 ---------      ---------         ---------
                                                        --             15                --

                                                 ---------      ---------         ---------
  Numerator for diluted earnings per
      share - income available to
      common shareholders after assumed
      conversions                                $     985      $   1,120         $     191
                                                 =========      =========         =========

DENOMINATOR:
  Denominator for basic earnings per share -
      weighted-average shares                           89             86                76

  Effect of dilutive securities:
      Convertible subordinated debentures               --              4                --
      Convertible preferred stock                       --              1                --
      Employee options and shares                        7              3                 3
      Treasury shares repurchased                       (5)            (2)               (2)
                                                 ---------      ---------         ---------
  Dilutive potential common shares                       2              6                 1

  Denominator for diluted earnings per
      share - adjusted weighted-average
      and assumed conversions                           91             92                77
                                                 =========      =========         =========


Basic earnings per share                         $   11.05      $   12.83         $    2.51
                                                 =========      =========         =========

Diluted earnings per share                       $   10.78      $   12.15         $    2.49
                                                 =========      =========         =========


(a)      Through date of actual conversion

12.      RESTRUCTURING COSTS

         In 1995, the Company recorded $533 million for restructuring costs which included (in millions):

                                                                      Year Ended
                                                                      December 31,
                                                                      ------------
                                                                         1995
                                                                      ------------
Special termination benefits:
   Pension                                                             $     118
   Other postretirement benefits                                              26
   Other termination benefits                                                 19
Actuarial losses:
   Pension                                                                   102
   Other postretirement benefits                                              67
                                                                       ---------

Total cost of early retirement programs                                      332
Provisions for aircraft impairment and retirement                            193
Other                                                                          8
                                                                       ---------

                                                                       $     533
                                                                       =========

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

         Also included in the aircraft restructuring costs is a $48 million charge related to the planned early retirement in 1996 of certain turboprop aircraft operated by AMR's regional carriers. The charge relates primarily to future lease commitments on these aircraft past the dates they will be removed from service and write-down of related inventory to its estimated fair value. Cash payments on the leases in 1997 and 1996 totaled approximately $20 million and $8 million, respectively, and additional payments will occur over the remaining lease terms.

13.      GAIN ON SALE OF STOCK BY SUBSIDIARY

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

14.      OTHER INCOME (EXPENSE) - MISCELLANEOUS

         Other income (expense) - miscellaneous, net included the following (in millions):

                                                    Year Ended December 31,
                                            ---------------------------------------
                                               1997           1996           1995
                                            ---------      ---------      ---------
Canadian Airlines charges                   $      --      $    (251)     $      --
Loss of aircraft                                   --             --            (41)
Litigation settlement                              --            (21)            --
Minority interest                                 (36)            (2)            --
Other, net                                         17            (10)           (14)
                                            ---------      ---------      ---------

                                            $     (19)     $    (284)     $     (55)
                                            =========      =========      =========

         During 1996, the Company determined that the decline in the value of its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited (Canadian) was not temporary and, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," recorded a $192 million charge to write down the investment to its estimated fair value. Additionally, the Company recorded a charge of $59 million to write off certain deferred costs relating to the Company's agreement to provide a variety of services to Canadian.

         The charge for loss of aircraft relates to the loss of an aircraft operated by American in 1995.

15.      FOREIGN OPERATIONS

         American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                  Year Ended December 31,
                                           -------------------------------------
                                             1997          1996          1995
                                           ---------     ---------     ---------
Latin America                              $   2,716     $   2,438     $   2,316
Europe                                         2,035         1,967         2,059
Pacific                                          356           336           373
                                           ---------     ---------     ---------

Foreign operating revenues                 $   5,107     $   4,741     $   4,748
                                           =========     =========     =========

         The SABRE Group also conducts operations in various foreign countries. The SABRE Group's operating revenues from foreign operations were $339 million, $284 million and $251 million for 1997, 1996 and 1995, respectively.

16.      SEGMENT INFORMATION

         AMR's operations fall within three industry segments: the Airline Group, The SABRE Group and the Management Services Group. For a description of each of these groups, refer to Management's Discussion and Analysis on pages 17 and 18.

         The following table presents selected financial data by industry segment (in millions):

                                                           December 31,
                                                 -------------------------------
                                                  1997        1996        1995
                                                 -------     -------     -------
Airline Group:
   Total revenues                                $16,903     $16,211     $15,501
   Intergroup revenues                                47          41          --
   Operating income                                1,569       1,442         564
   Depreciation and amortization expense           1,038       1,018       1,071
   Restructuring costs                                --          --         533
   Capital expenditures                            1,139         338         745
   Identifiable assets                            18,709      18,560      18,290

The SABRE Group:
   Total revenues                                  1,784       1,622       1,529
   Intergroup revenues                               526         500         548
   Operating income                                  308         327         380
   Depreciation and amortization expense             185         165         171
   Capital expenditures                              218         184         167
   Identifiable assets                             1,503       1,246         596

Management Services Group:
   Total revenues                                    610         620         572
   Intergroup revenues                               154         159         144
   Operating income                                   49          70          71
   Depreciation and amortization expense              21          21          17
   Capital expenditures                               33          25          16
   Identifiable assets                               297         287         313

         Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. General corporate and other assets not allocated to business segments were $406 million, $404 million and $357 million at December 31, 1997, 1996 and 1995, respectively, and consist primarily of income tax assets.

         In the second quarter of 1996, American and The SABRE Group completed the negotiations of a new technology services agreement pursuant to which The SABRE Group performs data processing and solutions services for American. This agreement reflected the downward trend in market prices for data processing services. Additionally, the two companies completed negotiations on new agreements covering the provision of air travel and certain marketing services by American to The SABRE Group. The parties agreed to apply the financial terms of these agreements as of January 1, 1996, which is reflected in the selected segment financial data in the above table. Excluding the effects of the new agreements and the Reorganization, operating income for 1996 would have approximated $1.38 billion for the Airline Group and $392 million for The SABRE Group.

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited summarized financial data by quarter for 1997 and 1996 (in millions, except per share amounts):

                                      First          Second          Third       Fourth
                                     Quarter         Quarter         Quarter     Quarter
                                     -------         -------         -------     -------
          1997
 Operating revenues                  $4,426          $4,710         $4,798       $4,636
 Operating income                       349             588            610          379
 Net earnings                           152             302            323          208
 Earnings per common share:
          Basic                        1.67            3.32           3.66         2.41
          Diluted                      1.65            3.26           3.56         2.33

          1996
 Operating revenues                  $4,308          $4,550         $4,562       $4,333
 Operating income                       401             586            588          264
 Earnings before extraordinary loss     157             293            282          373
 Net earnings                           157             293            282          284
 Earnings per common share:
          Basic
          Before extraordinary loss    2.05            3.40           3.10         4.10
          Net earnings                 2.05            3.40           3.10         3.12

          Diluted
          Before extraordinary loss    1.84            3.20           3.06         4.05
          Net earnings                 1.84            3.20           3.06         3.08

         Results for the third quarter of 1996 include a $21 million provision for American's share of a multi-carrier travel agency class action litigation settlement. Results for the fourth quarter of 1996 include a $497 million gain recorded by the Company related to the initial public offering of The SABRE Group (See Note 13), a $251 million charge related to the write-off of the Company's investment in Canadian and certain deferred costs relating to the Company's agreement to provide a variety of services to Canadian (See Note 14) and a $26 million charge to write down the value of aircraft interiors the Company planned to refurbish.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 1998. Information concerning the executive officers is included in Part I of this report on page 14.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 1998.


                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements and Independent Auditors' Report are filed as part of this report:

                                                                                         Page
                                                                                        -----
         Report of Independent Auditors                                                    34

         Consolidated Statement of Operations for the Years Ended
         December 31, 1997, 1996 and 1995                                               35-36

         Consolidated Balance Sheet at December 31, 1997 and 1996                       37-38

         Consolidated Statement of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995                                                  39

         Consolidated Statement of Stockholders' Equity for the Years Ended
         December 31, 1997, 1996 and 1995                                                  40

         Notes to Consolidated Financial Statements                                     41-61

         (2) The following financial statement schedule and Independent Auditors' Report are filed as part of this report:

                                                                                      Page
                                                                                      ----
                 Report of Independent Auditors                                        69

                 Schedule II      Valuation and Qualifying Accounts and Reserves       70

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

         3.3     Bylaws of AMR, amended as of May 21, 1997.

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

         10.2 Amended and Restated Employment Agreement among AMR, American Airlines and Robert L. Crandall, dated January 21, 1998.

         10.3 Irrevocable Executive Trust Agreement, dated as of May 1, 1992, between AMR and Wachovia Bank of North Carolina N.A., incorporated by reference to Exhibit 10(vv) to AMR's report on Form 10-K for the year ended December 31, 1992.

         10.4 Deferred Compensation Agreement, dated April 14, 1973, as amended March 1, 1975, between American and Robert L. Crandall, incorporated by reference to Exhibit 10(c)(7) to American's Registration Statement No. 2-76709.

         10.5 Form of Executive's Termination Benefits Agreement incorporated by reference to Exhibit 10(p) to AMR's report on Form 10-K for the year ended December 31, 1985.

         10.6 Management Severance Allowance, dated as of February 23, 1990, for levels 1-4 employees of American Airlines, Inc., incorporated by reference to Exhibit 10(oo) to AMR's report on Form 10-K for the year ended December 31, 1989.

         10.7 Management Severance Allowance, dated as of February 23, 1990, for level 5 and above employees of American Airlines, Inc., incorporated by reference to Exhibit 10(pp) to AMR's report on Form 10-K for the year ended December 31, 1989.

         10.8 Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to
                 Exhibit 10(c)(11) to American's Registration Statement No. 2-76709.

         10.9 Directors Stock Equivalent Purchase Plan, incorporated by reference to Exhibit 10(gg) to AMR's report on Form 10-K for the year ended December 31, 1989.

         10.10 Directors Stock Incentive Plan dated May 18, 1994, as amended, incorporated by reference to Exhibit 10.9 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.11 Deferred Compensation Agreement, dated as of December 27, 1995, between AMR and Howard P. Allen, incorporated by reference to Exhibit 10(sss) to AMR's report on Form 10-K for the year ended December 31, 1995.

         10.12 Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10(hh) to AMR's report on Form 10-K for the year ended December 31, 1989.

         10.13 Deferred Compensation Agreement, dated as of February 7, 1996, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10(ttt) to AMR's report on Form 10-K for the year ended December 31, 1995.

         10.14 Deferred Compensation Agreement, dated as of February 10, 1997, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.13 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.15 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina.

         10.16 Deferred Compensation Agreement, dated as of February 9, 1996, between AMR and Charles T. Fisher, III, incorporated by reference to Exhibit 10(uuu) to AMR's report on Form 10-K for the year ended December 31, 1995.

         10.17 Deferred Compensation Agreement, dated as of January 30, 1997, between AMR and Charles T. Fisher, III, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.18 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Charles T. Fisher, III.

         10.19 Deferred Compensation Agreement, dated as of February 23, 1996, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(vvv) to AMR's report on Form 10-K for the year ended December 31, 1995.

         10.20 Deferred Compensation Agreement, dated as of January 30, 1997, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10.17 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.21 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Charles H. Pistor, Jr.

         10.22 Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin.

         10.23 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin.

         10.24 Description of American's Split Dollar Insurance Program, dated December 28, 1977, incorporated by reference to Exhibit 10(c)(1) to American's Registration Statement No. 2-76709.

         10.25 AMR Corporation 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-K for the year ended December 31, 1988.

         10.26 Amendment to AMR's 1988 Long-term Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit A to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

         10.27 Form of Stock Option Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(rr) to AMR's report on Form 10-K for the year ended December 31, 1990.

         10.28 Current form of Stock Option Agreement under the AMR 1988 Long-Term Incentive Plan.

         10.29 Form of Career Equity Program Agreement, incorporated by reference to Exhibit 10(nnn) to AMR's report on Form 10-K for the year ended December 31, 1994.

         10.30 Current Form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan.

         10.31 Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1988 Long-Term Incentive Plan.

         10.32 Form of Guaranty to Career Equity Program under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(ccc) to AMR's report on Form 10-K for the year ended December 31, 1993.

         10.33 Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10(lll) to AMR's report on Form 10-K for the year ended December 31, 1994.

         10.34 Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10(ooo) to AMR's report on Form 10-K for the year ended December 31, 1995.

         10.35 Performance Share Program for the years 1996 to 1998 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10.26 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.36 Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10.27 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.37 Form of Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program.

         10.38 Performance Share Program for the years 1998 to 2000 under the 1988 Long-term Incentive Program.

         10.39 American Airlines, Inc. Supplemental Executive Retirement Program, as amended January 1997, incorporated by reference to
                 Exhibit 10.28 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.40 American Airlines, Inc. 1987 Executive Deferral Plan, as amended through 1997.

         10.41 American Airlines, Inc. 1996 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.29 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.42 American Airlines, Inc. 1997 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.30 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.43   American Airlines, Inc. 1998 Employee Profit Sharing Plan.

         10.44 American Airlines, Inc. 1996 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to
                 Exhibit 10(qqq) to AMR's report on Form 10-K for the year ended December 31, 1995.

         10.45 American Airlines, Inc. 1997 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to
                 Exhibit 10.32 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.46 American Airlines, Inc. 1998 Incentive Compensation Plan for Officers and Key Employees.

         10.47 Aircraft Sales Agreement by and between American Airlines, Inc. and Federal Express Corporation, dated April 7, 1995, incorporated by reference to Exhibit 10(rrr) to AMR's report on Form 10-K for the year ended December 31, 1995. Confidential treatment was granted as to a portion of this document.

         10.48 Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997. Confidential treatment has been requested as to a portion of this document.

         10.49 Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998. Confidential treatment has been requested as to a portion of this document.

         10.50 Aircraft Purchase Agreement by and between AMR Eagle, Inc. and Embraer-Empresa Brasileira de Aeronautica S.A., dated December 22, 1997. Confidential treatment has been requested as to a portion of this document.

         10.51 The SABRE Group, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.25 to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747.

         10.52 The SABRE Group, Inc. Directors' Stock Incentive Plan, incorporated by reference to Exhibit 10.26 to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747.

         10.53 Form of Executive Termination Benefits Agreement for The SABRE Group, Inc., incorporated by reference to Exhibit 10.27 to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file no. 333-09747.

         21 Significant subsidiaries of the registrant as of December 31, 1997.

         23      Consent of Independent Auditors.

         27.1    Financial Data Schedule as of December 31, 1997.

         27.2    Restated Financial Data Schedule as of December 31, 1996.

         27.3    Restated Financial Data Schedule as of December 31, 1995.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMR CORPORATION

/s/ Robert L. Crandall
-------------------------------------------------
Robert L. Crandall
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Gerard J. Arpey
-------------------------------------------------
Gerard J. Arpey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:    March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

 /s/  David L. Boren                           /s/  Dee J. Kelly
 ---------------------------------             --------------------------------
 David L. Boren                                Dee J. Kelly


 /s/  Edward A. Brennan                        /s/  Ann D. McLaughlin
 ---------------------------------             --------------------------------
 Edward A. Brennan                             Ann D. McLaughlin


 /s/  Armando M. Codina                        /s/  Charles H. Pistor, Jr.
 ---------------------------------             --------------------------------
 Armando M. Codina                             Charles H. Pistor, Jr.


 /s/  Christopher F. Edley                     /s/  Joe M. Rodgers
 ---------------------------------             --------------------------------
 Christopher F. Edley                          Joe M. Rodgers


 /s/  Charles T. Fisher, III                   /s/  Judith Rodin
 ---------------------------------             --------------------------------
 Charles T. Fisher, III                        Judith Rodin


 /s/  Earl G. Graves                           /s/  Maurice Segall
 ---------------------------------             --------------------------------
 Earl G. Graves                                Maurice Segall


Date:    March 25, 1998

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


         We have audited the consolidated financial statements of AMR Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 19, 1998. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 19, 1998

                                AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                                 (IN MILLIONS)


                                                                                 CHARGED TO
                                                                                 ----------
                                                                                                         SALES,
                                   BALANCE                                                               RETIRE-         BALANCE
                                     AT           OTHER        DEPREC.                      NET           MENTS            AT
                                  BEGINNING     OPERATING       AND        RESTRUCT        WRITE-          AND            END OF
                                   OF YEAR      EXPENSES       AMORT.        COSTS          OFF         TRANSFERS          YEAR
                                  ---------     ---------     --------      -------       ---------      -------        ---------
 YEAR ENDED DECEMBER 31, 1997

 Allowance for
 uncollectible accounts           $      17     $      26     $      --     $      --     $     (19)     $      --      $      24

 Allowance for
 obsolescence of inventories            213            --            36            --            --            (46)           203

 YEAR ENDED DECEMBER 31, 1996

 Allowance for
 uncollectible accounts                  18            20            --            --           (21)            --             17

 Allowance for
 obsolescence of inventories            250            --            23            --            --            (60)           213

 YEAR ENDED DECEMBER 31, 1995

 Allowance for
 uncollectible accounts                  26            17            --            --           (25)            --             18

 Allowance for
 obsolescence of inventories            179            --            38            18            --             15            250

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER    DESCRIPTION
       ------    -----------
         3.3     Bylaws of AMR, amended as of May 21, 1997.

         10.2    Amended and Restated Employment Agreement among AMR, American
                 Airlines and Robert L. Crandall, dated January 21, 1998.

         10.15   Deferred Compensation Agreement, dated as of February 19,
                 1998, between AMR and Armando M. Codina.

         10.18   Deferred Compensation Agreement, dated as of February 19,
                 1998, between AMR and Charles T. Fisher, III.

         10.21   Deferred Compensation Agreement, dated as of February 19,
                 1998, between AMR and Charles H. Pistor, Jr.

         10.22 Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin.

         10.23   Deferred Compensation Agreement, dated as of February 19,
                 1998, between AMR and Judith Rodin.

         10.28   Current form of Stock Option Agreement under the AMR 1988
                 Long-Term Incentive Plan.

         10.30   Current Form of Career Equity Program Deferred Stock Award
                 Agreement for Corporate Officers under the AMR 1988 Long-Term
                 Incentive Plan.

         10.31   Current form of Career Equity Program Deferred Stock Award
                 Agreement for non-officers under the AMR 1988 Long-Term
                 Incentive Plan.




         10.37 Form of Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program.

         10.38 Performance Share Program for the years 1998 to 2000 under the 1988 Long-term Incentive Program.


         10.40 American Airlines, Inc. 1987 Executive Deferral Plan, as amended through 1997.


         10.43   American Airlines, Inc. 1998 Employee Profit Sharing Plan.


         10.46   American Airlines, Inc. 1998 Incentive Compensation Plan for
                 Officers and Key Employees.


         10.48   Aircraft Purchase Agreement by and between American Airlines,
                 Inc. and The Boeing Company, dated October 31, 1997.
                 Confidential treatment has been requested as to a portion of this document.

         10.49   Aircraft Purchase Agreement by and between AMR Eagle Holding
                 Corporation and Bombardier Inc., dated January 31, 1998.
                 Confidential treatment has been requested as to a portion of this document.

         10.50   Aircraft Purchase Agreement by and between AMR Eagle, Inc. and
                 Embraer-Empresa Brasileira de Aeronautica S.A., dated December
                 22, 1997. Confidential treatment has been requested as to a portion of this document.

         21 Significant subsidiaries of the registrant as of December 31, 1997.

         23      Consent of Independent Auditors.

         27.1    Financial Data Schedule as of December 31, 1997.

         27.2    Restated Financial Data Schedule as of December 31, 1996.

         27.3    Restated Financial Data Schedule as of December 31, 1995.

