Form 10-Q
period 1998-03-31
AMR CORP
filed 1998-05-15
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1998.


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


Common Stock, $1 par value - 91,171,362 as of May 11, 1998

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three months ended March 31, 1998 and 1997

  Condensed Consolidated Balance Sheet -- March 31, 1998 and
  December 31, 1997

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1998 and 1997

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                               1998          1997
Revenues
  Airline Group:
    Passenger - American Airlines, Inc      $3,578        $3,390
              - AMR Eagle                      256           248
    Cargo                                      163           164
    Other                                      226           204
                                             4,223         4,006

  The SABRE Group                              554           440
  Management Services Group                    160           161
  Less: Intergroup revenues                   (200)         (181)
      Total operating revenues               4,737         4,426

Expenses
  Wages, salaries and benefits               1,624         1,540
  Aircraft fuel                                415           520
  Commissions to agents                        301           314
  Depreciation and amortization                323           312
  Maintenance materials and repairs            232           195
  Other rentals and landing fees               218           218
  Food service                                 164           161
  Aircraft rentals                             142           144
  Other operating expenses                     761           673
    Total operating expenses                 4,180         4,077
Operating Income                               557           349

Other Income (Expense)
  Interest income                               34            27
  Interest expense                             (78)         (103)
  Minority interest                            (13)          (12)
  Miscellaneous - net                          (15)           (4)
                                               (72)          (92)
Earnings Before Income Taxes                   485           257
Income tax provision                           195           105
Net Earnings                                $  290        $  152

Earnings Per Common Share
  Basic                                     $  3.35       $  1.67

  Diluted                                   $  3.24       $  1.65

Number of Shares Used in
Computation
  Basic                                         86            91

  Diluted                                       89            92

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

                                            March 31,      December 31,
                                               1998          1997
                                                           (Note 1)
Assets

Current Assets
  Cash                                      $    124       $     64
  Short-term investments                       2,057          2,370
  Receivables, net                             1,596          1,370
  Inventories, net                               636            636
  Deferred income taxes                          406            406
  Other current assets                           226            225
    Total current assets                       5,045          5,071

Equipment and Property
  Flight equipment, net                        8,438          8,543
  Other equipment and property, net            1,931          1,874
  Purchase deposits for flight equipment         966            754
                                              11,335         11,171

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,883          1,923
  Other equipment and property, net              164            163
                                               2,047          2,086

Route acquisition costs, net                     937            945
Other assets, net                              1,930          1,642
                                            $ 21,294       $ 20,915

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $  1,130       $ 1,021
  Accrued liabilities                          1,906         2,020
  Air traffic liability                        2,150         2,044
  Current maturities of long-term debt           368           397
  Current obligations under capital leases       136           135
    Total current liabilities                  5,690         5,617

Long-term debt, less current maturities        2,267         2,260
Obligations  under  capital  leases,
  less current obligations                     1,552         1,629
Deferred income taxes                          1,116         1,105
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          4,269         4,088

Stockholders' Equity
  Common stock                                    91            91
  Additional paid-in capital                   3,181         3,195
  Treasury stock                                (562)         (485)
  Retained earnings                            3,690         3,415
                                               6,400         6,216
                                            $ 21,294       $20,915

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                    March 31,
                                              1998          1997
Net Cash Provided by Operating Activities     $  512        $  232

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
    deposits for flight equipment               (505)         (145)
  Net decrease in short-term investments         313            86
  Investment in joint venture                   (139)            -
  Proceeds from sale of equipment and property    78            85
      Net cash used for investing activities    (253)           26

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                            (93)         (240)
  Repurchase of common stock                    (164)            -
  Exercise of stock options                       58             3
      Net cash used for financing activities    (199)         (237)

Net increase in cash                              60            21
Cash at beginning of period                       64            68

Cash at end of period                         $  124        $   89

Cash Payments For:
  Interest                                    $   96        $  123
  Income taxes                                    27           104

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 1997.

2.Accumulated  depreciation of owned equipment and property  at  March
  31, 1998 and December 31, 1997, was $6.9 billion and $6.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1998 and December 31, 1997, was $1.2 billion.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American Airlines, Inc., through increased landing fees and/or other charges. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of AMR.

4.Subsequent to December 31, 1997, the Company exercised its purchase rights to acquire 25 Boeing 737-800s and eight Boeing 777-200IGWs. As of May 15, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 19 Boeing 777-200IGWs, 12 Boeing 757-200s, seven
  Boeing 767-300ERs, 38 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft commence in 1998 and will continue
  through  2004.   Payments for these aircraft will approximate  $1.3
  billion in 1998, $2.3 billion in 1999, $1.2 billion in 2000 and  an
  aggregate of approximately $1.9 billion in 2001 through 2004.   The
  exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 fleet, which the Company anticipates to be complete by 2004, as well as to provide for modest growth.

5.In March 1998, the Company exercised its option to sell seven MD-11 aircraft to Federal Express Corporation (FedEx), thereby committing to sell its entire MD-11 fleet to FedEx. Seven aircraft have been delivered as of March 31, 1998. The remaining 12 aircraft will be delivered to FedEx between 1998 and 2003.

6.In April 1998, the Company's Board of Directors approved a two-for-
  one  stock  split  in the form of a stock dividend.   The  proposed
  stock split is subject to shareholder approval of an amendment to the Company's Certificate of Incorporation at the Company's annual meeting on May 20, 1998. The amendment would allow an increase in the Company's authorized common shares from 150 million to 750 million. If the amendment is approved, the stock split will be effective for shareholders of AMR's common stock of record on May 26, 1998 and stock certificates for the new shares will be distributed on or about June 9, 1998.

7.In  April  1998,  American and US Airways, Inc. (US Airways) announced plans to create a broad marketing alliance between the two carriers which would include (i) reciprocal benefits to members of both carriers frequent flyer programs and (ii) access to the carriers domestic
  and   international  club  facilities.   The  companies  expect   to
  implement the first phases of linking their frequent flier programs and lounge access by late summer.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

 8.In January 1998, The SABRE Group completed the execution of a 25-year information technology services agreement with US Airways. Under the terms of the agreement, The SABRE Group will provide substantially all of US Airways' information technology services. In connection with the agreement, The SABRE Group purchased substantially all of US Airways' information technology assets for approximately $47 million and granted US Airways two tranches of stock options, each to acquire 3 million shares of The SABRE Group's Class A Common Stock(SABRE Common Stock). During certain periods, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. During the first quarter, a long-term liability and a related deferred asset equal to the number of options outstanding multiplied by the difference between the exercise price of the options and the market price of SABRE's Common Stock was recorded. The asset and liability will be adjusted based on subsequent changes in the market price of SABRE Common Stock. The deferred asset is being amortized over the eleven-year non-cancelable portion of the agreement.

 9.As  of  January 1, 1998, the Company adopted Statement of Financial
   Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the three months ended March 31, 1998 and 1997 was approximately $290 million and $153 million, respectively.

   Effective January 1, 1998, the Company adopted early the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up
   Activities,"  (SOP  98-5).   SOP 98-5 requires  costs  of  start-up
   activities and organization costs to be expensed as incurred.   The
   adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the quarter ended March 31, 1998.

10.The following table sets forth the computations of basic and diluted earnings per share (in millions, except per share data):

                                          Three Months Ended
                                               March 31,
                                           1998         1997
    Numerator:
   Net  Earnings - Numerator for  basic
    and diluted earnings per share       $  290        $  152

   Denominator:
   Denominator  for basic earnings  per
    share - weighted-average shares          86            91

    Effect of dilutive securities:
   Employee options and shares                7             3
   Assumed treasury shares purchased         (4)           (2)
    Dilutive potential common shares          3             1

   Denominator for diluted earnings per
    share  -  adjusted weighted-average
    and assumed conversions                  89            92

   Basic earnings per share              $  3.35       $ 1.67

   Diluted earnings per share            $  3.24       $ 1.65

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1998 and 1997

Summary AMR recorded net earnings for the three months ended March 31, 1998 of $290 million, or $3.24 per common share diluted. This compares to net earnings of $152 million, or $1.65 per common share diluted for the first quarter of 1997. AMR's operating income of $557 million increased 59.6 percent, or $208 million, compared to $349 million for the same period in 1997.

AMR's operations fall within three major lines of business - the Airline Group, which includes American Airlines, Inc.'s Passenger and Cargo Divisions and AMR Eagle Holding Corporation; The SABRE Group, which includes AMR's information technology and consulting businesses; and the Management Services Group, which includes AMR's airline management, aviation services, and investment service activities.

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K for the year ended December 31, 1997. The minority interest in the earnings of consolidated subsidiaries of $13 million and $12 million for the three months ended March 31, 1998 and 1997, respectively, has not been allocated to a reporting segment.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     March 31,
                                                1998          1997
Revenues
  Passenger - American Airlines, Inc.         $3,578        $3,390
            - AMR Eagle                          256           248
  Cargo                                          163           164
  Other                                          226           204
                                               4,223         4,006
Expenses
  Wages, salaries and benefits                 1,382         1,334
  Aircraft fuel                                  415           520
  Commissions to agents                          301           314
  Depreciation and amortization                  258           262
  Maintenance materials and repairs              229           193
  Other operating expenses                     1,213         1,159
    Total operating expenses                   3,798         3,782
Operating Income                                 425           224

Other Expense                                    (62)          (80)

Earnings Before Income Taxes                  $  363        $  144

Average number of equivalent employees        91,000        90,000

OPERATING STATISTICS
                                                Three Months Ended
                                                     March 31,
                                                1998          1997
American Airlines Jet Operations
    Revenue passenger miles (millions)         25,388        25,295
    Available seat miles (millions)            37,707        37,520
    Cargo ton miles (millions)                    496           480
    Passenger load factor                        67.3%         67.4%
    Breakeven load factor                        58.3%         62.7%
    Passenger revenue yield per passenger mile  14.09         13.40
     (cents)
    Passenger revenue per available seat mile    9.49          9.04
     (cents)
    Cargo revenue yield per ton mile (cents)    32.55         33.77
    Operating expenses per available seat mile   9.35          9.40
     (cents)
    Fuel consumption (gallons, in millions)       681           673
    Fuel price per gallon (cents)                58.9          74.7
    Fuel price per gallon, excluding fuel tax    53.9          69.7
     (cents)
    Operating aircraft at period-end              639           643

AMR Eagle
    Revenue passenger miles (millions)            615          602
    Available seat miles (millions)             1,071        1,043
    Passenger load factor                        57.4%        57.7%
    Operating aircraft at period-end              202          205

Operating aircraft at March 31, 1998, included:

 American         Airlines            AMR Eagle Aircraft:
 Aircraft:
Airbus A300-600R              35        ATR 42                     44
Boeing 727-200                78        Embraer 145                 2
Boeing 757-200                90        Super ATR                  41
Boeing 767-200                 8        Saab 340B                  90
Boeing 767-200 Extended Range 22        Saab 340B Plus             25
Boeing 767-300 Extended Range 41         Total                    202
Fokker 100                    75
McDonnell Douglas DC-10-10    13
McDonnell Douglas DC-10-30     5
McDonnell Douglas MD-11       12
McDonnell Douglas MD-80      260
 Total                       639



87.8% of American's aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal
Aviation Administration.

Average aircraft age is 10.24 years for American's aircraft and 5.57 years for AMR Eagle aircraft.

The Airline Group's revenues increased $217 million, or 5.4 percent, in the first quarter of 1998 versus the same period last year. American's passenger revenues increased by 5.5 percent, or $188 million, primarily as a result of strong demand for air travel driven by continued economic growth in the U.S., Europe and Latin America, as well as a shift to a greater mix of full fare traffic. American's yield (the average amount one passenger pays to fly one mile) of
14.09 cents increased by 5.1 percent compared to the same period in 1997. Domestic yields increased 6.4 percent from the first quarter of 1997. International yields increased 2.8 percent, primarily due to a 4.1 percent increase in Europe and a 1.2 percent increase in
Latin America, partially offset by a decrease of 6.4 percent in Pacific yields. The increase in European yields was partially attributable to the cancellation of American's New York Kennedy - Zurich, New York - Brussels and Miami - Frankfurt routes in 1997, while the decrease in Pacific yields was primarily due to the weakness in Asian economies.

American's traffic or revenue passenger miles (RPMs) increased 0.4 percent to 25.4 billion miles for the quarter ended March 31, 1998. American's capacity or available seat miles (ASMs) increased 0.5 percent to 37.7 billion miles in the first quarter of 1998. American's domestic traffic decreased 0.5 percent on capacity decreases of 0.3 percent and international traffic grew 2.4 percent on capacity growth of 2.3 percent. The increase in international traffic was driven by a 3.9 percent increase in traffic to Latin America on capacity growth of 8.3 percent and a 11.3 percent increase in traffic to the Pacific on capacity growth of 1.6 percent, partially offset by a 0.9 percent decrease in traffic to Europe on a capacity decrease of 5.7 percent, primarily due to the cancellation of the above mentioned routes in 1997.

American's yield and traffic were both negatively impacted in 1997 by the effects of the pilot contract negotiations throughout the first quarter of 1997. During the first quarter of 1998, American's yield and traffic were adversely impacted by the imposition of the transportation tax for the entire quarter compared to slightly less than one month during the first quarter of 1997.

The Airline Group's other revenues increased $22 million, or 10.8 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased employee travel service charges.

The  Airline Group's operating expenses increased 0.4 percent, or $16
million.   American's  Jet  Operations cost  per  ASM  decreased  0.5 percent to 9.35 cents. Wages, salaries and benefits increased 3.6 percent, or $48 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an
increase   in  the  provision  for  profit  sharing.   The  increased
headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight
dependability  initiatives.   Aircraft fuel  expense  decreased  20.2
percent, or $105 million, due to a 21.1 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.2 percent increase in American's fuel consumption. Commissions to agents decreased 4.1 percent, or $13 million, despite a 5.5 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance materials and repairs expense increased $36 million, or 18.7 percent, due primarily to higher volumes for both airframe and engine maintenance at American's maintenance bases as a result of the maturing of its fleet.

Other Expense decreased 22.5 percent, or $18 million, due primarily to an increase in capitalized interest on aircraft purchase deposits and an increase in interest income resulting from higher investment balances.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     March 31,
                                                1998          1997
Revenues                                      $  554        $  440

Operating Expenses                               439           332

Operating Income                                 115           108

Other Income                                       2             1

Earnings Before Income Taxes                  $  117        $  109

Average number of equivalent employees        10,700         8,200

Revenues
Revenues for The SABRE Group increased 25.9 percent, or $114 million. Electronic travel distribution revenues increased approximately $36 million, or 11.7 percent, primarily due to growth in booking fees.
The growth in booking fees was due to an increase in booking volumes in Europe and Latin America and an overall increase in the price per booking charged to associates. In addition, the three months ended
March 31, 1998 includes approximately $12 million of revenue from services provided to The SABRE Group's joint venture company formed to manage travel distribution in the Asia-Pacific region, ABACUS International Ltd. (ABACUS). Revenues from information technology solutions increased approximately $78 million, or 58.3 percent. Revenues from unaffiliated customers increased approximately $60 million, primarily related to the commencement of services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for Canadian Airlines International Limited. Revenues from other AMR units increased approximately $18 million primarily related to Year 2000 services performed for AMR.

Expenses
Operating expenses increased 32.2 percent, or $107 million, due primarily to increases in salaries, benefits and employee related costs, subscriber incentive expenses and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support The SABRE Group's business growth and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and expand The SABRE Group's travel agency subscriber base. Other operating expenses increased primarily due to increased software development expenses related to The SABRE Group's Year 2000 compliance program and to software development for ABACUS.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     March 31,
                                                1998          1997
Revenues                                      $  160        $  161

Operating Expenses                               143           144

Operating Income                                  17            17

Other Income (Expense)                             1           (1)

Earnings Before Income Taxes                  $   18        $   16

Average number of equivalent employees        12,900        15,400

Revenues
Revenues for the Management Services Group decreased 0.6 percent, or $1 million. This decrease in revenues was primarily the result of the sale of Data Management Services in September 1997 and decreased telemarketing services provided by TeleService Resources. This decrease was substantially offset by higher revenues for AMR Combs due to higher aircraft sales and increased airline passenger, ramp and cargo handling services provided by AMR Services.

Expenses
Operating expenses decreased 0.7 percent, or $1 million, primarily due to a decrease in expenses associated with the sale of Data Management Services in September 1997 and decreased telemarketing services provided by TeleService Resources. This decrease was substantially offset by an increase in other operating expenses commensurate with the increase in revenues for AMR Combs and AMR Services.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three month period ended March 31, 1998 was $512 million, an increase of $280 million over the same period in 1997. This increase resulted primarily from increased net earnings and an increase in the air traffic liability due to higher advanced sales. Capital expenditures for the first three months of 1998 were $505 million, and included purchase deposits on new aircraft orders of $212 million, computer-related equipment of $142 million, and the acquisition of three ATR 72 and two EMB-145 aircraft. These capital expenditures were financed with internally generated cash. Investment in joint venture for the first three months of 1998 represented the cash paid by The SABRE Group for a 35 percent interest in the joint venture company, called ABACUS International Ltd., created to manage travel distribution in the Asia-Pacific region. Proceeds from the sale of equipment and property of $78 million for the first three months of 1998 include proceeds received upon the delivery of one of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties and other aircraft equipment sales.

    As of May 15, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 19 Boeing 777-200IGWs, 12 Boeing 757-200s, seven Boeing 767-300ERs, 38 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft commence in 1998 and will continue through 2004. Payments for these aircraft will approximate $1.3 billion in 1998, $2.3 billion in 1999, $1.2 billion in 2000 and an aggregate of approximately $1.9 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 fleet, which the Company anticipates to be complete by 2004, as well as to provide for modest growth. The Company will determine the method of financing these aircraft acquisitions near their respective delivery date; however, deliveries in 1998 are currently expected to be financed with internally generated funds as well as external financing.

    During the three months ended March 31, 1998, a total of approximately
1.15 million shares were purchased by the Company under two stock repurchase programs initiated in 1997 at a total cost of approximately $149 million, and proceeds of approximately $58 million were received by the Company from the exercise of stock options. The Company expects to spend approximately $200 million during 1998 to repurchase the remainder of the shares under the stock repurchase programs.

    In 1997, The SABRE Group's Board of Directors authorized, subject to certain business and market conditions, the repurchse of up to 1.5 million shares of The SABRE Group's Class A Common Stock. During the three months ended March 31, 1998, a total of approximately 609,000 shares were purchased by The SABRE Group at a total cost of approximately $20 million.

YEAR 2000 COMPLIANCE

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

    The Company expects to incur significant internal staff costs, as well as consulting and other expenses, related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $215 million to $250 million, of which approximately $100 million was incurred as of March 31, 1998. The remaining expenses are expected to be incurred primarily throughout the remainder of 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant will be expensed as incurred.

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

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. This settlement was codified by Congress and became known as the Wright Amendment. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing all federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that it has an obligation to do so. American has joined in this litigation. Thereafter, Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in March 1998, Southwest Airlines, relying upon a 1982 injunction that resulted from prior litigation that established Southwest's right to operate intrastate flights from Love Field, filed a motion in Dallas federal court seeking to enjoin the Fort Worth lawsuit. The court has not yet ruled on Southwest's motion. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub
is  uncertain.   To the extent that operations at Love  Field  to  new
interstate destinations increase, American may be compelled for competitive reasons to divert resources from DFW to Love Field. A substantial diversion of resources could adversely impact American's business.

      Recently, American announced its intent to initiate limited intrastate service at Love Field and has commenced implementation of a business plan to start such service, including requesting gates at Love Field from the City of Dallas.

OTHER INFORMATION

Several items of legislation have been introduced in Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating competition at major hub airports, and in April 1998, the Department of Transportation (DOT) issued proposed competition guidelines which would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the
investigations and the proposed DOT guidelines are unknown.   However,
to  the extent that (i) slots are taken from American at key airports,
(ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the
purchase   of  aircraft  because  of  federal  assistance,  American's business may be adversely impacted.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), effective for fiscal years beginning after December 15, 1997. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no impact on the Company's financial condition or results of operations.

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiff alleges that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. In August 1997, the Court denied the plaintiffs' motion for class certification. American is vigorously defending the lawsuit.

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

   Gutterman et al. v. American Airlines, Inc., is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. A hearing on plaintiffs' motion for class certification is currently scheduled for May 19,
1998. To date, only limited discovery has been undertaken. American is vigorously defending the lawsuit.

    A federal grand jury is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. In addition, American was served with a subpoena calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American has produced documents responsive to the subpoena and intends to cooperate fully with the government's investigation.

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

27.1                           Financial  Data Schedule as  of  March
                               31, 1998.

27.2                           Restated Financial Data Schedule as of
                               March 31, 1997.


On April 15, 1998, AMR filed a report on Form 8-K relative to two press releases issued by the Company. The first press release was to report the Company's first quarter 1998 earnings and to announce a proposed two-for-one stock split in the form of a stock dividend. The proposed stock split is contingent upon shareholder approval of an amendment to the Company's Certificate of Incorporation at the Company's annual meeting on May 20, 1998. If the amendment is approved, the stock split will be effective for shareholders of AMR's common stock of record on May 26, 1998 and stock certificates for the new shares will be distributed on or about June 9, 1998. The second press release was issued to announce that Robert L. Crandall,
Chairman, President and CEO of the Company and Chairman and CEO of American Airlines, Inc. will retire from his affiliations with the
Company  after  the AMR annual meeting on May 20,  1998.   Donald  J.
Carty, currently an Executive Vice President and President of American, has been chosen by the Board of Directors to succeed Mr. Crandall.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  May 15, 1998            BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and Chief
                               Financial Officer