Form 10-K405/A
period 1997-12-31
AMR CORP
filed 1998-06-15
CIK 6201

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-K/A NO. 1


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 1997.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1998, was approximately $12,615,837,217. As of March 9, 1998, 182,342,724 shares of the registrant's common stock were outstanding.


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


         American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. On September 2, 1996, American and the APA reached a tentative agreement on a new labor contract.
The tentative agreement was approved by the APA Board of Directors and sent out for membership ratification, but subsequently rejected by the APA membership. On January 10, 1997, the NMB proffered binding arbitration to the APA and American. American agreed to arbitration but because the APA did not also agree, the proffer was rejected and on January 15, 1997, the APA and American were notified (i) that the NMB was terminating its services and (ii) that beginning February 15, 1997, either party could resort to self-help remedies, including a strike by the members of the APA. On February 15, 1997, the APA did initiate a strike against American but immediately thereafter President Clinton intervened and appointed a Presidential Emergency Board (PEB), pursuant to his authority under the Railway Labor Act. The effect of President Clinton's actions was to stop the strike and begin a process during which the PEB reviewed the positions advocated by both parties. On March 17, 1997, American and the APA reached a second tentative agreement on a new contract. The tentative agreement was ratified by the APA membership on May 5, 1997. The new contract becomes amendable August 31, 2001. Among other provisions, the agreement granted pilots options to buy 11.5 million shares of AMR stock at $41.69, $5 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options became immediately exercisable on the date the new contract was ratified.


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

         The range of closing market prices for AMR's common stock on the New York Stock Exchange was:


                                                1997                              1996
                                   -----------------------------         -----------------------
                                     High                 Low              High           Low
                                   ----------           --------         --------       --------
 QUARTER ENDED
 March 31                          $  44  1/16          $ 39 3/8         $ 46 3/8       $ 34 5/16
 June 30                              51                  40 1/2           48 3/8         43 1/4
 September 30                         58  1/8             46 5/16          45 9/16        38 3/8
 December 31                          65  15/16           55 1/4           46 1/2         39 11/16


         No cash dividends on common stock were declared for any period during 1997 or 1996. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.


         In April 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend, effective on June 9, 1998 for shareholders of record on May 26, 1998. All share information, including the market price per share information disclosed above, and earnings per share amounts have been restated to give effect to the stock split.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)
--------------------------------------------------------------------------------


                                       1997               1996               1995               1994               1993
                                      -------            -------            -------            -------            -------
 Total operating revenues             $18,570            $17,753            $16,910            $16,137            $15,816
 Operating income                       1,926              1,839              1,015              1,006                690
 Earnings (loss) before
          extraordinary loss              985              1,105                191                228               (96)
 Net earnings (loss)                      985              1,016                162                228              (110)
 Earnings (loss) per common
          share before extraordinary
          loss and effect of preferred
          stock exchange:(1/2/3)
           Basic                         5.52               6.41               1.25               1.14             (1.03)
           Diluted                       5.39               6.07               1.24               1.14             (1.03)
 Net earnings (loss) per
        common share:(2/3)
           Basic                         5.52               5.90               1.06               2.25             (1.12)
           Diluted                       5.39               5.59               1.05               2.25             (1.12)
 Total assets                          20,915             20,497             19,556             19,486             19,326
 Long-term debt, less current
          maturities                    2,260              2,752              4,983              5,603              5,431
 Obligations under capital
          leases, less current
          obligations                   1,629              1,790              2,069              2,275              2,123
 Obligation for postretirement
          benefits                      1,579              1,530              1,439              1,254              1,090


(1) The earnings per share computation for the twelve months ended December 31, 1994 includes a $171 million non-cash increase in additional paid-in-capital resulting from the exchange of outstanding convertible preferred stock into subordinated convertible debt.


(2) The earnings (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

(3) The earnings (loss) per share amounts have been restated to give effect to the stock split on June 9, 1998.


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

RESULTS OF OPERATIONS


SUMMARY   AMR's net earnings in 1997 were $985 million, or $5.52 per common share ($5.39 diluted). The Company's results were adversely affected by a brief strike and the strike threat from members of the Allied Pilots Association (APA) during the first quarter of 1997, which negatively impacted the Company's net earnings by an estimated $70 million, and the reinstatement of the airline transportation tax in March of 1997.

         AMR's net earnings in 1996 were $1.0 billion, or $5.90 per common share ($5.59 diluted). In the fourth quarter of 1996, the Company recorded a $497 million gain related to the initial public offering of The SABRE Group and a $251 million charge ($230 million after tax) associated with the Company's relationship with Canadian Airlines International Limited (Canadian). AMR also recorded a $26 million charge ($16 million after tax) in the fourth quarter of 1996 to write down the value of aircraft interiors the Company planned to refurbish. To reduce interest expense, the Company repurchased and/or retired prior to scheduled maturity approximately $1.1 billion in face value of long-term debt and capital lease obligations. These long-term debt and capital lease transactions resulted in an extraordinary loss of $136 million ($89 million after tax) in 1996. Excluding these special items, totaling $162 million after tax, net earnings were $854 million.


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


         The new collective bargaining agreement reached between American and the Allied Pilots Association granted pilots options to purchase 11.5 million shares of AMR common stock at $41.69, $5 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options were immediately exercisable. To offset the potential dilution from the exercise of these options, the Company repurchased 11.5 million shares of its common stock during 1997. Also in July 1997, the Company initiated a stock repurchase program for up to an additional $500 million of its outstanding common stock, to be purchased in the open market or in private transactions from time to time over a 24-month period. As of December 31, 1997, a total of 14,086,750 shares had been purchased by the Company under the two programs at a total cost of approximately $740 million, and proceeds of approximately $200 million had been received by the Company upon the exercise of stock options. The Company expects to spend approximately $350 million during 1998 to repurchase the remainder of the shares under the stock repurchase program.


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



                                                               ERNST & YOUNG LLP



2121 San Jacinto
Dallas, Texas  75201
January 19, 1998, except
  for Note 8, as to which
  the date is June 9, 1998

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

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(in millions, except per share amounts)
--------------------------------------------------------------------------------


                                                 Year Ended December 31,
                                         --------------------------------------
                                            1997          1996           1995
                                         ---------     ---------      ---------
EARNINGS APPLICABLE TO COMMON SHARES     $     985     $   1,016      $     162
                                         =========     =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC
      Before extraordinary loss          $    5.52     $    6.41      $    1.25
      Extraordinary loss                        --         (0.51)         (0.19)
                                         ---------     ---------      ---------

      Net earnings                       $    5.52     $    5.90      $    1.06
                                         =========     =========      =========

   DILUTED
      Before extraordinary loss          $    5.39     $    6.07      $    1.24
      Extraordinary loss                        --         (0.48)         (0.19)
                                         ---------     ---------      ---------

      Net earnings                       $    5.39     $    5.59      $    1.05
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

AMR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                        December 31,
                                                                   ----------------------
                                                                     1997          1996
                                                                   --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                                                 $  1,021      $  1,068
  Accrued salaries and wages                                            897           823
  Accrued liabilities                                                 1,123         1,232
  Air traffic liability                                               2,044         1,889
  Current maturities of long-term debt                                  397           424
  Current obligations under capital leases                              135           130
                                                                   --------      --------
  Total current liabilities                                           5,617         5,566

LONG-TERM DEBT, LESS CURRENT MATURITIES                               2,260         2,752

OBLIGATIONS UNDER CAPITAL LEASES,
  LESS CURRENT OBLIGATIONS                                            1,629         1,790

OTHER LIABILITIES AND CREDITS
  Deferred income taxes                                               1,105           743
  Deferred gains                                                        610           647
  Postretirement benefits                                             1,579         1,530
  Other liabilities and deferred credits                              1,899         1,801
                                                                   --------      --------
                                                                      5,193         4,721

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock - $1 par value; shares authorized: 750,000,000;
  shares issued: 1997 - 182,278,766; 1996 - 181,979,426                 182           182
  Additional paid-in capital                                          3,104         3,075
  Treasury shares at cost: 1997 - 9,080,832                            (485)           --
  Other                                                                  (4)          (23)
  Retained earnings                                                   3,419         2,434
                                                                   --------      --------
                                                                      6,216         5,668
                                                                   --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 20,915      $ 20,497
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

AMR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except shares and per share amounts)
--------------------------------------------------------------------------------

                                                                  Additional
                                         Preferred     Common      Paid-in      Treasury                  Retained
                                           Stock        Stock      Capital       Stock        Other       Earnings      Total
                                          -------      -------     -------      -------      -------      -------      -------
Balance at January 1, 1995                $    78      $   152     $ 2,136      $    --      $  (242)     $ 1,256      $ 3,380
Net earnings                                   --           --          --           --           --          162          162
Issuance of 1,015,652 shares pursuant
   to stock option, deferred stock
   and restricted stock incentive              --           --          27           --           --           --           27
   plans
Adjustment for minimum pension
   liability, net of tax benefit of $120       --           --          --           --          198           --          198
Unrealized loss on investments, net
   of tax benefit of $28                       --           --          --           --          (47)          --          (47)
                                          -------      -------     -------      -------      -------      -------      -------


Balance at December 31, 1995                   78          152       2,163           --          (91)       1,418        3,720
Net earnings                                   --           --          --           --           --        1,016        1,016
Issuance of 27,853,548 shares upon
   conversion of convertible
   subordinated debentures and
   preferred stock, net of
   conversion fees and issuance costs         (78)          28         867           --           --           --          817
Issuance of 1,403,656 shares pursuant
   to stock option, deferred stock
   and restricted stock incentive              --            2          45           --           --           --           47
   plans
Adjustment for minimum pension
   liability, net of tax benefit of $13        --           --          --           --          (21)          --          (21)
Reversal of unrealized loss on
   investment in Canadian Airlines
   International Limited                       --           --          --           --           91           --           91
Unrealized loss on investments, net
   of tax benefit of $1                        --           --          --           --           (2)          --           (2)
                                          -------      -------     -------      -------      -------      -------      -------

Balance at December 31, 1996                   --          182       3,075           --          (23)       2,434        5,668
Net earnings                                   --           --          --           --           --          985          985
Issuance of 312,140 shares pursuant
   to stock option, deferred stock
   and restricted stock incentive              --           --          13           --           --           --           13
   plans
Issuance of 11,500,000 stock options
   at $5 below market value at date
   of grant                                    --           --          58           --           --           --           58
Repurchase of 14,086,750 common shares         --           --          --         (740)          --           --         (740)
Issuance of 5,005,918 shares from
   Treasury pursuant to stock
   option, deferred stock and
   restricted stock incentive plans,
   net of tax benefit of $15                   --           --         (42)         255           --           --          213
Adjustment for minimum pension
   liability, net of tax expense of $13        --           --          --           --           19           --           19
                                          -------      -------     -------      -------      -------      -------      -------

Balance at December 31, 1997              $    --      $   182     $ 3,104      $  (485)     $    (4)     $ 3,419      $ 6,216
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

8.       COMMON AND PREFERRED STOCK


         In April 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend, subject to shareholder approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares. On May 20, 1998, the Company's shareholders approved the amendment to the Company's Certificate of Incorporation thereby increasing the total number of authorized shares of all classes of stock to 770 million, of which 20 million are shares of preferred stock (without par value) and 750 million are shares of common stock ($1 par value). The stock split was effective on June 9, 1998 for shareholders of record on May 26, 1998. All share and earnings per share amounts have been restated to give effect to the stock split.


9.       STOCK AWARDS AND OPTIONS


         Under the 1988 Long Term Incentive Plan (1988 Plan), as amended in 1994, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1988 Plan is 14,400,000 shares. In the event that additional shares of the Company's common stock are issued, 7.65 percent of such newly issued shares will be allocated to the 1988 Plan. The 1988 Plan will terminate no later than May 18, 1998. Options are awarded with an exercise price equal to the fair market value of the stock on date of grant, becoming exercisable in equal annual installments over five years following the date of grant and expiring 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded. As of January 1, 1996, all outstanding stock appreciation rights were canceled, while the underlying stock options remain in effect.

         In January 1998, the Board of Directors approved the 1998 Long Term Incentive Plan (1998 Plan), the successor plan to the 1988 Plan. The 1998 Plan will be presented to the Company's stockholders for approval at the Company's 1998 annual meeting. If approved, the 1998 Plan will become effective on May 21, 1998 and will terminate on May 21, 2008. Under the 1998 Plan, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock based awards and/or performance related awards, including cash bonuses. The 1998 Plan authorizes the issuance of 10,000,000 shares.


         In 1997, the total charge for stock compensation expense included in wages, salaries and benefits expense was $75 million. No compensation expense was recognized for stock option grants under the 1988 Plan since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of grant.

         Stock option activity was:


                                                           Year Ended December 31,
                                ------------------------------------------------------------------------
                                          1997                            1996                   1995
                                --------------------------     --------------------------     ----------
                                                  Weighted-                     Weighted-
                                                  Average                       Average
                                                 Exercise                       Exercise
                                 Options          Price         Options          Price         Options
                                ----------      ----------     ----------      ----------     ----------
 Outstanding at January 1        3,663,590      $    33.59      4,645,560      $    31.42      4,808,020
 Granted                           895,480           52.28        784,950           39.21        881,200
 Exercised                        (985,776)          32.17     (1,161,600)          29.70       (781,020)
 Canceled(1)                       (66,520)          33.82       (605,320)          31.48       (262,640)
                                ----------                     ----------                     ----------

 Outstanding at December 31      3,506,774      $    38.77      3,663,590      $    33.59      4,645,560
                                ==========                     ==========                     ==========



(1) Includes 471,900 options canceled upon conversion to The SABRE Group stock options for 1996 and 41,000 options canceled upon exercise of stock appreciation rights for 1995.

         The following table summarizes information about the stock options outstanding at December 31, 1997:


                                      Weighted-         Weighted-                 Weighted-
   Range of           Number of        Average           Average     Number of     Average
   Exercise            Options        Remaining         Exercise      Options     Exercise
    Prices           Outstanding    Life (years)          Price     Exercisable     Price
   ---------         -----------    ------------       ----------   -----------     -----
    $20-$29             610,584         5.25            $27.33        378,944      $27.07
    $30-$35             857,580         5.49             33.13        544,540       32.67
    $36-$47           1,210,010         8.04             38.80        293,010       38.56
    $48-$58             828,600         9.65             52.98              -           -
                      ---------                                     ---------

                      3,506,774         7.30            $38.77      1,216,494      $32.34
                      =========                                     =========



         In May 1997, in conjunction with the labor agreement reached between American and members of the Allied Pilots Association, the Company established the Pilots Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the Allied Pilots Association the option to purchase 11.5 million shares of AMR stock at $41.69 per share, $5 less than the average fair market value of the stock on the date of grant, May 5, 1997. These shares were exercisable immediately.


         Pilot Plan option activity was:


                                                                  Year Ended
                                                               December 31, 1997
                                                              -------------------
                                                                   Options
                                                              -------------------
Outstanding at January 1                                                 --
Granted                                                          11,500,000
Exercised                                                        (4,061,780)
                                                                 ----------
Outstanding at December 31                                        7,438,220
                                                                 ==========



         The weighted-average grant date fair value of all stock option awards granted during 1997 and 1996 was $11.00 and $12.90, respectively.


         Shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan's Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:


                                               Year Ended December 31,
                                     ------------------------------------------
                                        1997            1996            1995
                                     ----------      ----------      ----------
 Outstanding at January 1             2,394,662       2,848,116       2,993,606
 Granted                                175,500         205,300         240,600
 Issued                                 (67,340)       (109,448)       (232,032)
 Canceled(1)                            (45,632)       (549,306)       (154,058)
                                     ----------      ----------      ----------

 Outstanding at December 31           2,457,190       2,394,662       2,848,116
                                     ==========      ==========      ==========



         (1) Includes 420,800 shares canceled upon conversion to The SABRE Group stock options and awards for 1996.

         The weighted-average grant date fair value of career equity awards granted during 1997 and 1996 was $54.98 and $39.64, respectively.

         A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the 1988 Plan. The shares vest over a three-year performance period based upon AMR's ratio of operating cash flow to adjusted assets. Performance share activity was:


                                               Year Ended December 31,
                                       ----------------------------------------
                                         1997            1996            1995
                                       --------        --------        --------
Outstanding at January 1              1,679,460       1,648,822       1,016,660
Granted                                 808,736         764,614         681,982
Issued                                 (190,766)       (137,008)             --
Awards settled in cash                 (513,064)       (356,176)             --
Canceled(1)                             (47,092)       (240,792)        (49,820)
                                      ---------       ---------        --------

Outstanding at December 31            1,737,274       1,679,460       1,648,822
                                      =========       =========       =========



         (1) Includes 181,102 shares canceled upon conversion to The SABRE Group stock awards for 1996.

         The weighted-average grant date fair value of performance share awards granted during 1997 and 1996 was $52.28 and $39.41, respectively.

         There were 18.2 million shares of AMR's common stock at December 31, 1997 reserved for the issuance of stock upon the exercise of options and the issuance of stock awards.


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


         The Company's pro forma net earnings and earnings per share assuming the Company had accounted for its employee stock options using the fair value method would have resulted in 1997 net earnings of $960 million and basic and diluted earnings per share of $5.38 and $5.25, respectively. The pro forma effect of SFAS 123 is immaterial to the Company's 1996 and 1995 net earnings and earnings per share.


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
    share

  Effect of dilutive securities:
    Interest upon assumed conversion of
      convertible subordinated
      debentures, net of tax                            --             14(a)             --
    Dividends upon assumed conversion of
      convertible preferred stock                       --              1(a)             --
                                                 ---------      ---------         ---------
                                                        --             15                --

                                                 ---------      ---------         ---------
  Numerator for diluted earnings per
      share - income available to
      common shareholders after assumed
      conversions                                $     985      $   1,120         $     191
                                                 =========      =========         =========

DENOMINATOR:
  Denominator for basic earnings per share -
      weighted-average shares                          178            172               152

  Effect of dilutive securities:
      Convertible subordinated debentures               --              8                --
      Convertible preferred stock                       --              1                --
      Employee options and shares                       14              7                 6
      Treasury shares repurchased                       (9)            (4)               (4)
                                                 ---------      ---------         ---------
  Dilutive potential common shares                       5             12                 2

  Denominator for diluted earnings per
      share - adjusted weighted-average
      and assumed conversions                          183            184               154
                                                 =========      =========         =========


Basic earnings per share before
      extraordinary loss                         $    5.52      $    6.41         $    1.25
                                                 =========      =========         =========

Diluted earnings per share before
      extraordinary loss                         $    5.39      $    6.07         $    1.24
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

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited summarized financial data by quarter for 1997 and 1996 (in millions, except per share amounts):


                                      First          Second          Third       Fourth
                                     Quarter         Quarter         Quarter     Quarter
                                     -------         -------         -------     -------
          1997
 Operating revenues                  $4,426          $4,710         $4,798       $4,636
 Operating income                       349             588            610          379
 Net earnings                           152             302            323          208
 Earnings per common share:
          Basic                        0.84            1.66           1.83         1.20
          Diluted                      0.82            1.63           1.78         1.16

          1996
 Operating revenues                  $4,308          $4,550         $4,562       $4,333
 Operating income                       401             586            588          264
 Earnings before extraordinary loss     157             293            282          373
 Net earnings                           157             293            282          284
 Earnings per common share:
          Basic
          Before extraordinary loss    1.03            1.70           1.55         2.05
          Net earnings                 1.03            1.70           1.55         1.56

          Diluted
          Before extraordinary loss    0.92            1.60           1.53         2.02
          Net earnings                 0.92            1.60           1.53         1.54


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


        EXHIBIT

        *3.1 Restated Certificate of Incorporation of AMR, incorporated by reference to AMR's Registration Statement on Form S-4, file number 33-55191.

        *3.2 Amended Bylaws of AMR, incorporated by reference to Exhibit 10(ppp) to AMR's report on Form 10-Q for the period ended June 30, 1995.

        *3.3     Bylaws of AMR, amended as of May 21, 1997.

        *10.1    Employment Agreement among AMR, American Airlines and Robert
                 L. Crandall, dated January 1, 1988, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-Q for the period ended March 31, 1988; amendments thereto incorporated by reference to Exhibit 10(ff) to AMR's report on Form 10-K for the year ended December 31, 1989, Exhibit 10(tt) to AMR's report on Form 10-K for the year ended December 31, 1990,
                 Exhibit 10(uu) to AMR's report on Form 10-Q for the period ended June 30, 1992, and Exhibit 10(ooo) to AMR's report on Form 10-Q for the period ended March 31, 1995.

        *10.2 Amended and Restated Employment Agreement among AMR, American Airlines and Robert L. Crandall, dated January 21, 1998.

        *10.3 Irrevocable Executive Trust Agreement, dated as of May 1, 1992, between AMR and Wachovia Bank of North Carolina N.A., incorporated by reference to Exhibit 10(vv) to AMR's report on Form 10-K for the year ended December 31, 1992.

        *10.4 Deferred Compensation Agreement, dated April 14, 1973, as amended March 1, 1975, between American and Robert L. Crandall, incorporated by reference to Exhibit 10(c)(7) to American's Registration Statement No. 2-76709.

        *10.5 Form of Executive's Termination Benefits Agreement incorporated by reference to Exhibit 10(p) to AMR's report on Form 10-K for the year ended December 31, 1985.

        *10.6 Management Severance Allowance, dated as of February 23, 1990, for levels 1-4 employees of American Airlines, Inc., incorporated by reference to Exhibit 10(oo) to AMR's report on Form 10-K for the year ended December 31, 1989.

        *10.7 Management Severance Allowance, dated as of February 23, 1990, for level 5 and above employees of American Airlines, Inc., incorporated by reference to Exhibit 10(pp) to AMR's report on Form 10-K for the year ended December 31, 1989.

        *10.8 Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to
                 Exhibit 10(c)(11) to American's Registration Statement No. 2-76709.

        *10.9 Directors Stock Equivalent Purchase Plan, incorporated by reference to Exhibit 10(gg) to AMR's report on Form 10-K for the year ended December 31, 1989.

        *10.10 Directors Stock Incentive Plan dated May 18, 1994, as amended, incorporated by reference to Exhibit 10.9 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.11 Deferred Compensation Agreement, dated as of December 27, 1995, between AMR and Howard P. Allen, incorporated by reference to Exhibit 10(sss) to AMR's report on Form 10-K for the year ended December 31, 1995.

        *10.12 Deferred Compensation Agreement, dated as of January 31, 1990, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10(hh) to AMR's report on Form 10-K for the year ended December 31, 1989.

        *10.13 Deferred Compensation Agreement, dated as of February 7, 1996, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10(ttt) to AMR's report on Form 10-K for the year ended December 31, 1995.

        *10.14 Deferred Compensation Agreement, dated as of February 10, 1997, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.13 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.15 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina.

        *10.16 Deferred Compensation Agreement, dated as of February 9, 1996, between AMR and Charles T. Fisher, III, incorporated by reference to Exhibit 10(uuu) to AMR's report on Form 10-K for the year ended December 31, 1995.

        *10.17 Deferred Compensation Agreement, dated as of January 30, 1997, between AMR and Charles T. Fisher, III, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.18 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Charles T. Fisher, III.

        *10.19 Deferred Compensation Agreement, dated as of February 23, 1996, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(vvv) to AMR's report on Form 10-K for the year ended December 31, 1995.

        *10.20 Deferred Compensation Agreement, dated as of January 30, 1997, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10.17 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.21 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Charles H. Pistor, Jr.

        *10.22 Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin.

        *10.23 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin.

        *10.24 Description of American's Split Dollar Insurance Program, dated December 28, 1977, incorporated by reference to Exhibit 10(c)(1) to American's Registration Statement No. 2-76709.

        *10.25 AMR Corporation 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-K for the year ended December 31, 1988.

        *10.26 Amendment to AMR's 1988 Long-term Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit A to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

        *10.27 Form of Stock Option Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(rr) to AMR's report on Form 10-K for the year ended December 31, 1990.

        *10.28 Current form of Stock Option Agreement under the AMR 1988 Long-Term Incentive Plan.

        *10.29 Form of Career Equity Program Agreement, incorporated by reference to Exhibit 10(nnn) to AMR's report on Form 10-K for the year ended December 31, 1994.

        *10.30 Current Form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan.

        *10.31 Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1988 Long-Term Incentive Plan.

        *10.32 Form of Guaranty to Career Equity Program under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(ccc) to AMR's report on Form 10-K for the year ended December 31, 1993.

        *10.33 Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10(lll) to AMR's report on Form 10-K for the year ended December 31, 1994.

        *10.34 Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10(ooo) to AMR's report on Form 10-K for the year ended December 31, 1995.

        *10.35 Performance Share Program for the years 1996 to 1998 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10.26 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.36 Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program, incorporated by reference to
                 Exhibit 10.27 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.37 Form of Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program.

        *10.38 Performance Share Program for the years 1998 to 2000 under the 1988 Long-term Incentive Program.

        *10.39 American Airlines, Inc. Supplemental Executive Retirement Program, as amended January 1997, incorporated by reference to
                 Exhibit 10.28 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.40 American Airlines, Inc. 1987 Executive Deferral Plan, as amended through 1997.

        *10.41 American Airlines, Inc. 1996 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.29 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.42 American Airlines, Inc. 1997 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.30 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.43   American Airlines, Inc. 1998 Employee Profit Sharing Plan.

        *10.44 American Airlines, Inc. 1996 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to
                 Exhibit 10(qqq) to AMR's report on Form 10-K for the year ended December 31, 1995.

        *10.45 American Airlines, Inc. 1997 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to
                 Exhibit 10.32 to AMR's report on Form 10-K for the year ended December 31, 1996.

        *10.46 American Airlines, Inc. 1998 Incentive Compensation Plan for Officers and Key Employees.

        *10.47 Aircraft Sales Agreement by and between American Airlines, Inc. and Federal Express Corporation, dated April 7, 1995, incorporated by reference to Exhibit 10(rrr) to AMR's report on Form 10-K for the year ended December 31, 1995. Confidential treatment was granted as to a portion of this document.

        *10.48 Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997. Confidential treatment has been requested as to a portion of this document.

        *10.49 Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998. Confidential treatment has been requested as to a portion of this document.

        *10.50 Aircraft Purchase Agreement by and between AMR Eagle, Inc. and Embraer-Empresa Brasileira de Aeronautica S.A., dated December 22, 1997. Confidential treatment has been requested as to a portion of this document.

        *10.51 The SABRE Group, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.25 to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747.

        *10.52 The SABRE Group, Inc. Directors' Stock Incentive Plan, incorporated by reference to Exhibit 10.26 to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747.

        *10.53 Form of Executive Termination Benefits Agreement for The SABRE Group, Inc., incorporated by reference to Exhibit 10.27 to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file no. 333-09747.

        *21 Significant subsidiaries of the registrant as of December 31, 1997.


         23      Consent of Independent Auditors.

         27.1    Financial Data Schedule as of December 31, 1997.

         27.2    Restated Financial Data Schedule as of December 31, 1996.

         27.3    Restated Financial Data Schedule as of December 31, 1995.

(b)      Reports on Form 8-K:

         None.


         *       Previously filed

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMR CORPORATION





/s/ Gerard J. Arpey
-------------------------------------------------
Gerard J. Arpey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


Date:    June 12, 1998

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation



         We have audited the consolidated financial statements of AMR Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 19, 1998, except for Note 8, as to which the date is June 9, 1998. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.


         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP



2121 San Jacinto
Dallas, Texas  75201
January 19, 1998, except
   for Note 8, as to which
   the date is June 9, 1998

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