Form 10-Q/A
period 1998-03-31
AMR CORP
filed 1998-06-15
CIK 6201

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


Common Stock, $1 par value - 182,342,724 as of May 11, 1998

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                               1998          1997
Revenues
  Airline Group:
    Passenger - American Airlines, Inc      $3,578        $3,390
              - AMR Eagle                      256           248
    Cargo                                      163           164
    Other                                      226           204
                                             4,223         4,006

  The SABRE Group                              554           440
  Management Services Group                    160           161
  Less: Intergroup revenues                   (200)         (181)
      Total operating revenues               4,737         4,426

Expenses
  Wages, salaries and benefits               1,624         1,540
  Aircraft fuel                                415           520
  Commissions to agents                        301           314
  Depreciation and amortization                323           312
  Maintenance materials and repairs            232           195
  Other rentals and landing fees               218           218
  Food service                                 164           161
  Aircraft rentals                             142           144
  Other operating expenses                     761           673
    Total operating expenses                 4,180         4,077
Operating Income                               557           349

Other Income (Expense)
  Interest income                               34            27
  Interest expense                             (78)         (103)
  Minority interest                            (13)          (12)
  Miscellaneous - net                          (15)           (4)
                                               (72)          (92)
Earnings Before Income Taxes                   485           257
Income tax provision                           195           105
Net Earnings                                $  290        $  152

Earnings Per Common Share
  Basic                                     $  1.68       $  0.84

  Diluted                                   $  1.62       $  0.82

Number of Shares Used in
Computation
  Basic                                        173           182

  Diluted                                      179           185

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

                                            March 31,      December 31,
                                               1998          1997
                                                           (Note 1)
Assets

Current Assets
  Cash                                      $    124       $     64
  Short-term investments                       2,057          2,370
  Receivables, net                             1,596          1,370
  Inventories, net                               636            636
  Deferred income taxes                          406            406
  Other current assets                           226            225
    Total current assets                       5,045          5,071

Equipment and Property
  Flight equipment, net                        8,438          8,543
  Other equipment and property, net            1,931          1,874
  Purchase deposits for flight equipment         966            754
                                              11,335         11,171

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,883          1,923
  Other equipment and property, net              164            163
                                               2,047          2,086

Route acquisition costs, net                     937            945
Other assets, net                              1,930          1,642
                                            $ 21,294       $ 20,915

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $  1,130       $ 1,021
  Accrued liabilities                          1,906         2,020
  Air traffic liability                        2,150         2,044
  Current maturities of long-term debt           368           397
  Current obligations under capital leases       136           135
    Total current liabilities                  5,690         5,617

Long-term debt, less current maturities        2,267         2,260
Obligations  under  capital  leases,
  less current obligations                     1,552         1,629
Deferred income taxes                          1,116         1,105
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          4,269         4,088

Stockholders' Equity
  Common stock                                   182           182
  Additional paid-in capital                   3,090         3,104
  Treasury stock                                (562)         (485)
  Retained earnings                            3,690         3,415
                                               6,400         6,216
                                            $ 21,294       $20,915

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K/A No. 1 for the year ended December 31, 1997.

2.Accumulated  depreciation of owned equipment and property  at  March
  31, 1998 and December 31, 1997, was $6.9 billion and $6.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1998 and December 31, 1997, was $1.2 billion.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K/A No. 1 for the year ended December 31, 1997, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American Airlines, Inc., through increased landing fees and/or
  other  charges.   The  ultimate resolution of  this  matter  is  not
  expected to have a significant impact on the financial position or liquidity of AMR.

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

6.In April 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend, subject to shareholder approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares. On May 20, 1998, the Company's shareholders approved the amendment to the Company's Certificate of Incorporation thereby increasing the total number of authorized shares of all classes to 770 million, of which 20 million are shares of preferred stock (without par value) and 750 million are shares of common stock ($1 par value). The stock split was effective on June 9, 1998 for shareholders of record on May 26, 1998. All share and earnings per share amounts have been restated to give effect to the stock split.

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

10.The following table sets forth the computations of basic and diluted earnings per share (in millions, except per share data):

                                          Three Months Ended
                                               March 31,
                                           1998         1997
    Numerator:
   Net  Earnings - Numerator for  basic
    and diluted earnings per share       $  290        $  152

   Denominator:
   Denominator  for basic earnings  per
    share - weighted-average shares         173           182

    Effect of dilutive securities:
   Employee options and shares               14             6
   Assumed treasury shares purchased         (8)           (3)
    Dilutive potential common shares          6             3

   Denominator for diluted earnings per
    share  -  adjusted weighted-average
    and assumed conversions                 179           185

   Basic earnings per share              $  1.68       $ 0.84

   Diluted earnings per share            $  1.62       $ 0.82

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1998 and 1997

Summary AMR recorded net earnings for the three months ended March 31, 1998 of $290 million, or $1.62 per common share diluted. This compares to net earnings of $152 million, or $0.82 per common share diluted for the first quarter of 1997. AMR's operating income of $557 million increased 59.6 percent, or $208 million, compared to $349 million for the same period in 1997.

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

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K/A No. 1 for the year ended December 31,1997. The minority interest in the earnings of consolidated subsidiaries of $13 million and $12 million for the three months ended March 31, 1998 and 1997, respectively, has not been allocated to a reporting segment.

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

    During the three months ended March 31, 1998, a total of approximately
2.3 million shares were purchased by the Company under two stock repurchase programs initiated in 1997 at a total cost of approximately $149 million, and proceeds of approximately $58 million were received by the Company from the exercise of stock options. The Company expects to spend approximately $200 million during 1998 to repurchase the remainder of the shares under the stock repurchase programs.

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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  June 12, 1998           BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and Chief
                               Financial Officer