Form 10-Q
period 1998-06-30
AMR CORP
filed 1998-08-14
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1998.


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


Common Stock, $1 par value - 182,342,724 as of August 11, 1998

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three and six months ended June 30, 1998 and 1997

  Condensed Consolidated Balance Sheet -- June 30, 1998 and  December
  31, 1997

  Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1998 and 1997

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  1998


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended       Six Months Ended
                                  June 30,             June 30,
                              1998       1997       1998      1997
Revenues
Airline Group:
 Passenger - American
         Airlines, Inc       $3,789     $3,641     $7,367    $7,031
           -American Eagle      289        256        545       504
    Cargo                       169        174        332       338
    Other                       244        221        470       425
                              4,491      4,292      8,714     8,298

  The SABRE Group               577        449      1,131       889
  Management Services Group     148        151        308       312
  Less: Intergroup revenues    (204)      (180)      (404)     (361)
Total operating revenues      5,012      4,712      9,749     9,138

Expenses
  Wages, salaries and
   benefits                   1,693      1,556      3,317     3,096
  Aircraft fuel                 404        471        819       991
  Commissions to agents         322        329        623       643
  Depreciation and amortization 324        310        647       622
  Maintenance, materials and
   repairs                      226        219        458       414
  Other rentals and
   landing fees                 228        227        446       445
  Food service                  175        173        339       334
  Aircraft rentals              143        143        285       287
  Other operating expenses      770        694      1,531     1,367
Total operating expenses      4,285      4,122      8,465     8,199
Operating Income                727        590      1,284       939

Other Income (Expense)
  Interest income                32         31         66        58
  Interest expense              (92)      (102)      (188)     (207)
  Interest capitalized           25          3         43         5
  Minority interest             (12)       (10)       (25)      (22)
  Miscellaneous - net            (4)        (8)       (19)      (12)
                                (51)       (86)      (123)     (178)
Earnings Before Income Taxes    676        504      1,161       761
Income tax provision            267        202        462       307
Net Earnings                 $  409     $  302     $  699    $  454

Earnings Per Common Share
  Basic                      $ 2.38     $ 1.66     $ 4.06    $ 2.50
  Diluted                    $ 2.30     $ 1.63     $ 3.91    $ 2.45

Number of Shares Used in
Computation
  Basic                         172        182        172       182
  Diluted                       178        185        179       185

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

                                             June 30,      December 31,
                                               1998          1997
                                                           (Note 1)
Assets

Current Assets
  Cash                                       $    108      $     64
  Short-term investments                        2,124         2,370
  Receivables, net                              1,753         1,370
  Inventories, net                                651           636
  Deferred income taxes                           406           406
  Other current assets                            219           225
    Total current assets                        5,261         5,071

Equipment and Property
  Flight equipment, net                         8,588         8,543
  Other equipment and property, net             1,956         1,874
  Purchase deposits for flight equipment        1,164           754
                                               11,708        11,171

Equipment and Property Under Capital Leases
  Flight equipment, net                         1,844         1,923
  Other equipment and property, net               165           163
                                                2,009         2,086

Route acquisition costs, net                      930           945
Other assets, net                               2,037         1,642
                                             $ 21,945      $ 20,915

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $  1,104     $  1,021
  Accrued liabilities                            1,978        2,020
  Air traffic liability                          2,279        2,044
  Current maturities of long-term debt             379          397
  Current obligations under capital leases         135          135
    Total current liabilities                    5,875        5,617

Long-term debt, less current maturities          2,327        2,260
Obligations   under  capital  leases,   less
 current obligations                             1,518        1,629
Deferred income taxes                            1,264        1,105
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,320        4,088

Stockholders' Equity
  Common stock                                     182          182
  Additional paid-in capital                     3,073        3,104
  Treasury stock                                  (699)        (485)
  Retained earnings                              4,085        3,415
                                                 6,641        6,216
                                              $ 21,945     $ 20,915

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                             Six months Ended June 30,
                                              1998          1997
Net Cash Provided by Operating Activities     $1,318        $1,059

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
    deposits for flight equipment             (1,224)        (461)
  Net decrease (increase) in short-term
    investments                                  246         (434)
  Investment in joint venture                   (140)           -
  Proceeds from sale of equipment and
    property                                     179           177
Net cash used for investing activities          (939)         (718)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                           (138)         (261)
  Issuance of long-term debt                      94             -
  Repurchases of common stock                   (366)         (158)
  Proceeds from exercise of stock options         75            32
Net cash used for financing activities          (335)         (387)

Net increase (decrease) in cash                   44           (46)
Cash at beginning of period                       64            68

Cash at end of period                         $  108        $   22

Cash Payments For:
  Interest                                    $  158        $  214
  Income taxes                                   273           231

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

  Certain amounts from 1997 have been reclassified to conform with the 1998 presentation.

2.Accumulated  depreciation of owned equipment and  property  at  June
  30, 1998 and December 31, 1997, was $7.1 billion and $6.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1998 and December 31, 1997, was $1.2 billion.

3.The  Miami  International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American Airlines, Inc. (American), through increased landing fees and/or other charges. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of AMR.

4.During  1998, the Company exercised its purchase rights to  acquire
  25 Boeing 737-800s and 23 Boeing 777-200IGWs. As of August 14, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, 11 Boeing 757-200s, four Boeing 767-300ERs, 32 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2004. Payments for these aircraft will approximate $850 million during the remainder of 1998, $2.6 billion in 1999, $1.9 billion in 2000 and an aggregate of approximately $2.3 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth.

5.In March 1998, the Company exercised its option to sell seven MD-11 aircraft to Federal Express Corporation (FedEx), thereby committing to sell its entire MD-11 fleet to FedEx. Eight aircraft have been delivered as of June 30, 1998. The remaining 11 aircraft will be delivered to FedEx between 1999 and 2003.

6.In April 1998, the Company's Board of Directors approved a two-for-
  one stock split in the form of a stock dividend, subject to shareholder approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares. On May 20, 1998, the Company's shareholders approved the amendment to the Company's Certificate of Incorporation thereby increasing the total number of authorized shares of all classes of stock to 770 million, of which 20 million are shares of preferred stock (without par value) and 750 million are shares of common stock ($1 par value). The stock split was effective on June 9, 1998 for shareholders of record on May 26, 1998. All share and earnings per share amounts have been restated to give effect to the stock split.

7.In   July   1998,  the  Company's  board  of  directors   authorized
  management to repurchase up to an additional $500 million of the Company's outstanding common stock.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.In  January 1998, The SABRE Group completed the execution of  a  25-
  year information technology services agreement with US Airways. Under the terms of the agreement, The SABRE Group will provide substantially all of US Airways' information technology services. In connection with the agreement, The SABRE Group purchased substantially all of US Airways' information technology assets for approximately $47 million and granted US Airways two tranches of stock options, each to acquire 3 million shares of The SABRE Group's Class A Common Stock (SABRE Common Stock). During certain periods, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. During the first quarter of 1998, a long-term liability and a related deferred asset equal to the number of options granted multiplied by the difference between the exercise price of the options and the market price of SABRE Common Stock were recorded. The asset and liability are adjusted based on changes in the market price of SABRE Common Stock. The deferred asset is being amortized over the eleven-year non-cancelable portion of the agreement.

9.As  of  January 1, 1998, the Company adopted Statement of Financial
  Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the second quarter of 1998 and 1997, total comprehensive income was approximately $409 million and $303 million, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was approximately $699 million and $454 million, respectively.

  Effective January 1, 1998, the Company adopted early the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5). SOP 98-5 requires costs of start-up
  activities and organization costs to be expensed as incurred.   The
  adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the six months ended June 30, 1998.

10. The following table sets forth the computations of basic and diluted earnings per share (in millions, except per share data):

                                Three Months       Six Months Ended
                                   Ended
                                  June 30,             June 30,
                              1998       1997       1998      1997
Numerator:
Net  Earnings - Numerator for
basic  and diluted  earnings
per share                    $  409     $  302     $  699    $  454

Denominator:
Denominator for basic
earnings   per    share -
 weighted average shares        172        182        172       182

Effect of dilutive securities:
Employee options and shares      12         14         14        10
Assumed treasury shares
purchased                        (6)       (11)        (7)       (7)

Dilutive potential common shares  6          3          7         3

Denominator    for    diluted
earnings per share              178        185        179       185

Basic earnings per share      $ 2.38     $ 1.66     $ 4.06    $ 2.50

Diluted earnings per share    $ 2.30     $ 1.63     $ 3.91    $ 2.45

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1998 and 1997

Summary AMR recorded net earnings for the three months ended June 30, 1998 of $409 million, or $2.30 per common share diluted. This compares to net earnings of $302 million, or $1.63 per common share diluted for the second quarter of 1997. AMR's operating income of $727 million increased 23.2 percent, or $137 million, compared to $590 million for the same period in 1997.

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

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K/A No. 1 for the year ended December 31, 1997. The minority interest in the earnings of consolidated subsidiaries of $12 million and $25 million for the three and six months ended June 30, 1998 and $10 million and $22 million for the three and six months ended June 30, 1997, has not been allocated to a reporting segment.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     June 30,
                                                1998          1997
Revenues
  Passenger - American Airlines, Inc.         $3,789        $3,641
                    - American Eagle             289           256
  Cargo                                          169           174
  Other                                          244           221
                                               4,491         4,292
Expenses
  Wages, salaries and benefits                 1,449         1,345
  Aircraft fuel                                  404           471
  Commissions to agents                          322           329
  Depreciation and amortization                  258           260
  Maintenance, materials and repairs             223           215
  Other operating expenses                     1,229         1,192
    Total operating expenses                   3,885         3,812
Operating Income                                 606           480

Other Expense                                   (40)          (77)

Earnings Before Income Taxes                  $  566        $  403

Average number of equivalent employees        91,500        90,500

OPERATING STATISTICS
                                                Three Months Ended
                                                     June 30,
                                                1998          1997
American Airlines Jet Operations
    Revenue passenger miles (millions)         27,923        27,318
    Available seat miles (millions)            38,963        38,738
    Cargo ton miles (millions)                    509           521
    Passenger load factor                        71.7%         70.5%
    Breakeven load factor                        58.9%         60.0%
    Passenger  revenue yield per
     passenger miles (cents)                    13.57         13.33
    Passenger  revenue per  available
     seat miles (cents)                          9.72          9.40
    Cargo revenue yield per ton mile (cents)    32.75         32.88
    Operating  expenses per available
     seat mile (cents)                           9.25          9.15
    Fuel consumption (gallons, in millions)       711           697
    Fuel price per gallon (cents)                55.0          65.3
    Fuel  price per gallon, excluding
     fuel taxes (cents)                          50.3          60.4
    Operating aircraft at period-end              641           644

American Eagle
    Revenue passenger miles (millions)            708           652
    Available seat miles (millions)             1,099         1,047
    Passenger load factor                        64.5%         62.3%
    Operating aircraft at period-end              206           203

Operating aircraft at June 30, 1998, included:

 American         Airlines            American Eagle Aircraft:
 Aircraft:
Airbus A300-600R             35        ATR 42                     40
Boeing 727-200               78        Embraer 145                 8
Boeing 757-200               90        Super ATR                  43
Boeing 767-200                8        Saab 340B                  90
Boeing 767-200 Extended      22        Saab 340B Plus             25
 Range
Boeing 767-300 Extended      44         Total                    206
 Range
Fokker 100                   75
McDonnell Douglas DC-10-10   13
McDonnell Douglas DC-10-30    5
McDonnell Douglas MD-11      11
McDonnell Douglas MD-80     260
 Total                      641

87.8% of American's aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal
Aviation Administration.

Average aircraft age is 10.5 years for American's aircraft and 5.45 years for American Eagle aircraft.

The Airline Group's revenues increased $199 million, or 4.6 percent, in the second quarter of 1998 versus the same period last year. American's passenger revenues increased by 4.1 percent, or $148 million, primarily as a result of strong demand for air travel driven by continual economic growth in the U.S. and Europe and a healthy pricing environment. American's yield (the average amount one passenger pays to fly one mile) of 13.57 cents increased by 1.8 percent compared to the same period in 1997. Domestic yields increased 4.5 percent from the second quarter of 1997. International yields decreased 4.1 percent, primarily due to a 9.2 percent decrease in the Pacific and a 7.6 percent decrease in Latin America. The decrease in Pacific yields was primarily due to the weakness in Asian economies and increased industry capacity while the decrease in Latin America was due primarily to an increase in industry capacity in Central and South America and a decline in economic conditions.

American's traffic or revenue passenger miles (RPMs) increased 2.2 percent to 27.9 billion miles for the quarter ended June 30, 1998. American's capacity or available seat miles (ASMs) increased 0.6 percent to 39.0 billion miles in the second quarter of 1998. American's domestic traffic increased 0.9 percent despite capacity decreases of 2.2 percent and international traffic grew 5.2 percent on capacity increases of 7.2 percent. The increase in international traffic was driven by an 11.0 percent increase in traffic to Latin America on capacity growth of 12.0 percent and an 11.8 percent increase in traffic to the Pacific on capacity growth of 26.9 percent, partially offset by a 1.2 decrease in traffic to Europe on a capacity decrease of 1.7 percent.

The Airline Group's other revenues increased $23 million, or 10.4 percent, primarily as a result of increased administrative and employee travel service charges and service contracts.

The Airline Group's operating expenses increased 1.9 percent, or $73 million. American's Jet Operations cost per ASM increased 1.1 percent to 9.25 cents. Wages, salaries and benefits increased 7.7 percent, or $104 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. The increased headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight dependability initiatives. Aircraft fuel expense decreased 14.2 percent, or $67 million, due to a 15.7 percent decrease in American's average price per gallon, including taxes, partially offset by a 2.0 percent increase in American's fuel consumption. Commissions to agents decreased 2.1 percent, or $7 million, despite a 4.1 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997.

Other Expense decreased 48.1 percent, or $37 million, due primarily to a $22 million increase in capitalized interest on aircraft purchase deposits and a decrease in interest expense of approximately $11 million due to scheduled debt repayments.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     June 30,
                                                1998          1997
Revenues                                      $  577        $  449

Operating Expenses                               468           354

Operating Income                                 109            95

Other Income                                       1             1

Earnings Before Income Taxes                  $  110        $   96

Average number of equivalent employees        11,300         8,400

Revenues
Revenues for The SABRE Group increased $128 million, or 28.5 percent. Electronic travel distribution revenues increased approximately $28 million, or 9.0 percent, primarily due to growth in booking fees
resulting  from  an  overall increase in the price  per  booking.   In
addition, the three months ended June 30, 1998 includes approximately $4 million of revenue from services provided to The SABRE Group's joint venture company formed to manage travel distribution in the Asia-
Pacific  region,  ABACUS International Ltd. (ABACUS).   Revenues  from
information technology solutions increased approximately $100 million, or 72.5 percent, primarily due to the services performed under the information technology services agreement with US Airways and Year
2000   testing  and  compliance  enhancements  for  Canadian  Airlines
International Limited (Canadian) and other AMR units.

Expenses
Operating expenses increased 32.2 percent, or $114 million, due primarily to increases in salaries, benefits and employee related costs, depreciation and amortization expense and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support The SABRE Group's business growth and wage and salary increases for existing employees. The increase in depreciation and amortization expense is primarily due to the purchase of US Airways' information technology assets in January 1998 and normal additions. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to The SABRE Group's Year 2000 compliance program and increased communication costs.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     June 30,
                                                1998          1997
Revenues                                      $  148        $  151

Operating Expenses                               136           136

Operating Income                                  12            15

Other Income (Expense)                             -             -

Earnings Before Income Taxes                  $   12        $   15

Average number of equivalent employees        13,000        15,500

Revenues
Revenues for the Management Services Group decreased 2.0 percent, or $3 million. This decrease in revenues was primarily the result of the sale of Data Management Services in September 1997 and decreased services provided by TeleService Resources and AMR Global Logistics. This decrease was substantially offset by higher revenues for AMR Combs due to higher aircraft sales and increased airline passenger, ramp and cargo handling services provided by AMR Services.

Expenses
Operating expenses for the second quarter of 1998 remained consistent with the same period in 1997. The decrease in expenses associated with the sale of Data Management Services in September 1997 and decreased services provided by TeleService Resources and AMR Global Logistics was offset by an increase in other operating expenses commensurate with the increase in revenues for AMR Combs and AMR Services.

For the Six Months Ended June 30, 1998 and 1997

Summary AMR recorded net earnings for the six months ended June 30, 1998 of $699 million, or $3.91 per common share diluted. This compares with net earnings of $454 million, or $2.45 per common share diluted for the same period in 1997. AMR's operating income of $1.3 billion increased 36.7 percent, or $345 million, compared to $939 million for the same period in 1997.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                             Six Months Ended June 30,
                                                1998          1997
Revenues
  Passenger - American Airlines, Inc.         $7,367        $7,031
            - American Eagle                     545           504
  Cargo                                          332           338
  Other                                          470           425
                                               8,714         8,298
Expenses
  Wages, salaries and benefits                 2,831         2,679
  Aircraft fuel                                  819           991
  Commissions to agents                          623           643
  Depreciation and amortization                  516           522
  Maintenance, materials and repairs             452           408
  Other operating expenses                     2,442         2,351
    Total operating expenses                   7,683         7,594
Operating Income                               1,031           704

Other Expense                                   (102)         (157)

Earnings Before Income Taxes                  $  929        $  547

Average number of equivalent employees        91,250        90,200

RESULTS OF OPERATIONS (continued)

OPERATING STATISTICS
                                             Six Months Ended June 30,
                                                 1998         1997
American Airlines Jet Operations
    Revenue passenger miles (millions)         53,311        52,613
    Available seat miles (millions)            76,670        76,258
    Cargo ton miles (millions)                  1,005         1,001
    Passenger load factor                        69.5%         69.0%
    Breakeven load factor                        58.6%         61.4%
    Passenger revenue yield per
     passenger mile (cents)                     13.82         13.36
    Passenger revenue per available
     seat mile (cents)                           9.61          9.22
    Cargo revenue yield per ton mile (cents)    32.65         33.31
    Operating  expenses per  available  seat
     mile (cents)                                9.30          9.27
    Fuel consumption (gallons, in millions)     1,392         1,370
    Fuel price per gallon (cents)                56.9          69.9
    Fuel price per gallon, excluding
     fuel taxes (cents)                          52.0          65.0
    Operating aircraft at period-end              641           644

American Eagle
    Revenue passenger miles (millions)         1,323          1,254
    Available seat miles (millions)            2,170          2,090
    Passenger load factor                       61.0           60.0
    Operating aircraft at period-end             206            203

The Airline Group's revenues increased $416 million, or 5.0 percent, during the first six months of 1998 versus the same period last year. American's passenger revenues increased by 4.8 percent, or $336 million, primarily as a result of strong demand for air travel driven by continual economic growth in the U.S. and Europe and a healthy pricing environment. American's yield (the average amount one passenger pays to fly one mile) of 13.82 cents increased by 3.4 percent compared to the same period in 1997. Domestic yields increased 5.4 percent from the first six months of 1997. International yields decreased 1.1 percent, reflecting a 5.3 percent decrease in the Pacific and a 3.2 percent decrease in Latin America, partially offset by a 1.7 percent increase in Europe. The decrease in Pacific yields was primarily due to the weakness in Asian economies and increased industry capacity. The decrease in Latin America was due primarily to an increase in industry capacity in Central and South America and a decline in economic conditions, while the increase in European yields was partially attributable to the cancellation of American's New York Kennedy - Zurich, New York - Brussels and Miami - Frankfurt routes in 1997.

American's traffic or revenue passenger miles (RPMs) increased 1.3 percent to 53.3 billion miles for the six months ended June 30, 1998. American's capacity or available seat miles (ASMs) increased 0.5 percent to 76.7 billion miles in the first six months of 1998. American's domestic traffic increased 5.7 percent on capacity increases of 0.2 percent and international traffic grew 2.7 percent on capacity increases of 3.9 percent. The increase in international traffic was driven by a 3.9 percent increase in traffic to Latin America on capacity growth of 7.3 percent, a 5.6 percent increase in traffic to the Pacific on growth of 11.5 percent and a 0.6 percent increase in traffic on a capacity decrease of 1.1 percent in Europe.

American's yield and traffic were both negatively impacted in 1997 by the effects of the pilot contract negotiations throughout the first three months of 1997. During the first six months of 1998, American's yield and traffic were adversely impacted by the imposition of the transportation tax for the entire period compared to slightly less than four months during the same period in 1997.

The Airline Group's other revenues increased $45 million, or 10.6 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased administrative and employee travel service charges and service contracts.

The Airline Group's operating expenses increased 1.2 percent, or $89 million. American's Jet Operations cost per ASM increased by 0.3 percent to 9.30 cents. Wages, salaries and benefits increased $152 million, or 5.7 percent, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. The increased headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight dependability initiatives. Aircraft fuel expense decreased 17.4 percent, or $172 million, due to an 18.6 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.6 percent increase in American's fuel consumption. Commissions to agents decreased 3.1 percent, or $20 million, despite a 4.8 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance, materials and repairs expense increased $44 million, or 10.8 percent, due primarily to higher volumes for both airframe and engine maintenance at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased by $91 million, or 3.9 percent, primarily related to spending on the Company's Year 2000 compliance program and higher costs, such as credit card fees, resulting from higher passenger revenues.

Other Expense decreased 35.0 percent, or $55 million, due primarily to a $38 million increase in capitalized interest on aircraft purchase deposits and a decrease in interest expense of approximately $19 million due to scheduled debt repayments.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                             Six months Ended June 30,
                                                 1998         1997
Revenues                                       $1,131       $  889

Operating Expenses                                907          686

Operating Income                                  224          203

Other Income                                        3            2

Earnings Before Income Taxes                   $  227       $  205

Average number of equivalent employees         11,000        8,300

Revenues
Revenues for The SABRE Group increased $242 million, or 27.2 percent. Electronic travel distribution revenues increased approximately $64 million, or 10.3 percent, primarily due to growth in booking fees resulting from an overall increase in the price per booking. In addition, the six months ended June 30, 1998 includes approximately $16 million of revenue from services provided to ABACUS. Revenues from information technology solutions increased approximately $178 million, or 65.6 percent, primarily due to the services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for Canadian and other AMR units.

Expenses
Operating expenses increased 32.2 percent, or $221 million, due primarily to increases in salaries, benefits and employee related costs, subscriber incentive expenses, depreciation and amortization expense and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support The SABRE Group's business growth and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and expand The SABRE Group's travel agency subscriber base. The increase in depreciation and amortization expense is primarily due to the purchase of US Airways' information technology assets in January 1998 and normal additions. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to The SABRE Group's Year 2000 compliance program, software development expenses related to ABACUS and increased communication costs.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                               Six Months Ended June
                                                        30,
                                                 1998         1997
Revenues                                       $  308       $  312

Operating Expenses                                279          280

Operating Income                                   29           32

Other Income (Expense)                              1          (1)

Earnings Before Income Taxes                   $   30       $   31

Average number of equivalent employees         12,950       15,500

Revenues
Revenues for the Management Services Group decreased 1.3 percent, or $4 million. This decrease in revenues was primarily the result of the sale of Data Management Services in September 1997 and decreased services provided by TeleService Resources and AMR Global Logistics. This decrease was substantially offset by higher revenues for AMR Combs due to higher aircraft sales and increased airline passenger, ramp and cargo handling services provided by AMR Services.

Expenses
Operating expenses decreased 0.4 percent, or $1 million, primarily due to a decrease in expenses associated with the sale of Data Management Services in September 1997 and decreased services provided by TeleService Resources and AMR Global Logistics. This decrease was substantially offset by an increase in other operating expenses commensurate with the increase in revenues for AMR Combs and AMR Services.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six month period ended June 30, 1998 was $1.3 billion, an increase of $259 million over the same period in 1997. This increase resulted primarily from increased net earnings and an increase in the air traffic liability due to higher advanced sales. Capital expenditures for the first six months of 1998 were $1.2 billion, and included the purchase deposits on new aircraft orders, the acquisition of three Boeing 767-300ERs, eight Embraer EMB-145s and five ATR 72 aircraft and purchases of computer-related equipment. These capital expenditures were financed primarily with internally generated cash, except for the Embraer aircraft acquisitions which were funded through secured financing. During the first six months of 1998, The SABRE Group invested approximately $140 million for a 35 percent interest in ABACUS. Proceeds from the sale of equipment and property of $179 million for the first six months of 1998 include proceeds received upon the delivery of two of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties and other aircraft equipment sales.

    During 1998, the Company exercised its purchase rights to acquire 25 Boeing 737-800s and 23 Boeing 777-200IGWs. As of August 14, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, 11 Boeing 757-200s, four Boeing 767-300ERs, 32 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2004. Payments for these aircraft will approximate $850 million during the remainder of 1998, $2.6 billion in 1999, $1.9 billion in 2000 and an aggregate of approximately $2.3 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth. While the
Company expects to fund the majority of its capital expenditures from the Company's existing cash balance and internally generated cash, some new financing may be raised depending upon capital market conditions and the Company's evolving view of its long-term needs.

   During the six months ended June 30, 1998, a total of approximately
4.8 million shares were purchased by the Company at a total cost of approximately $333 million. As of June 30, 1998, the Company had completed the $500 million stock repurchase program initiated in 1997. On July 15, 1998, the Company's board of directors authorized management to repurchase up to an additional $500 million of the Company's outstanding common stock. Share repurchases may be made from time to time, depending on market conditions, and may be discontinued at any time.

    In 1997, The SABRE Group's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to
1.5 million shares of The SABRE Group's Class A Common Stock. During the six months ended June 30, 1998, a total of approximately one million shares were purchased by The SABRE Group at a total cost of approximately $33 million.

YEAR 2000 COMPLIANCE

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications and its embedded operating systems will function properly beyond 1999. Such program includes both systems and applications operated by the Company's businesses as well as software licensed to or operated for third parties by The SABRE Group. Substantially all of the Company's core systems are either completed or in the final testing phases of the Year 2000 project. The Company expects its Year 2000 project to be substantially completed in the first quarter of 1999 and believes that it has allocated adequate resources to meet this goal. However, there can be no assurance that the systems of other parties (e.g., Federal Aviation Administration, Department of Transportation, airport authorities, data providers) upon which the Company's businesses also rely will be Year 2000 compliant on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications, those licensed to or operated for third parties, or those operated by other parties to properly operate or manage dates beyond 1999. The Company is currently evaluating responses from and addressing issues with significant vendors to determine the extent to which the Company's systems are vulnerable to those third parties which fail to remedy their own Year 2000 issues. The Company is developing contingency plans designed to enable it to continue operations, even in the event of certain third party failures, to the extent that such operations can be conducted safely.


    The Company expects to incur significant internal staff costs, as well as consulting and other expenses, related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $215 million to $250 million, of which
approximately  $130 million was incurred as of June  30,  1998.   The
Company expects to incur most of the remaining expenses during the remainder of 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the
redeployment   of   existing   information   technology    resources.
Maintenance or modification costs associated with making existing computer systems Year 2000 compliant are expensed as incurred and are funded through cash from operations.

    The expected costs and completion dates for the Year 2000 project are forward-looking statements based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and similar uncertainties.

NEW EUROPEAN CURRENCY

In January 1999, certain European countries are scheduled to introduce a new currency unit called the "euro". The Company has implemented a project intended to ensure that software systems operated by the Company's businesses as well as software licensed to or operated for third parties by The SABRE Group are designed to properly handle the euro. The Company expects its euro project to be substantially completed by the fourth quarter of 1998 and believes that it has allocated adequate resources to meet this goal. The Company estimates that the introduction of the euro, including the total cost for the euro project, will not have a material effect on the Company's business, financial condition, or results of operations. Costs associated with the euro project will be expensed as incurred and will be funded through cash from operations. Statements related to the Company's euro project are forward-looking statements that are based on management's best estimates. Actual results could differ materially from these estimates.

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. This settlement was codified by Congress and became known as the Wright Amendment. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing all federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that it has an obligation to do so. American has joined in this litigation. Thereafter, Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub is uncertain. To the extent that operations at Love Field to new interstate destinations increase, American may be compelled for competitive reasons to divert resources from DFW to Love Field. A substantial diversion of resources could adversely impact American's business.

      Recently, American announced its intent to initiate limited intrastate service to Austin from Love Field and has commenced implementation of a business plan to start such service on August 31, 1998.

OTHER INFORMATION

Several items of legislation have been introduced in Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating competition at major hub airports, and in April 1998, the Department of Transportation (DOT) issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT guidelines are unknown. However, to the extent that (i) slots are taken from American at key airports, (ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

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

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company is currently evaluating the impact of SFAS 133; however, based on current market conditions, SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: risks related to the Company's Year 2000 and Euro currency compliance programs and government regulations, including restrictions on competitive practices (e.g., new regulations which would curtail an airlines ability to respond to a competitor). Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K/A No. 1 for the year ended December 31, 1997.

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

    Gutterman et al. v. American Airlines, Inc. is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On June 23, 1998, the Court certified the case as a class action although to date no notice has been sent to the class. The class consists of all members who earned miles between January 1, 1992 (the date the change was announced) and February 1, 1995 (the date the change was made). On July 13, 1998, the Court denied American's motion for summary judgment as to the claims brought by plaintiff Steven Gutterman. On July 30, 1998, the plaintiffs filed a motion for summary judgment as to liability. American is vigorously defending the lawsuit.

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

                                PART II


Item 4.  Submission of Matters to a Vote of Security Holders (*)

The owners of 74,978,665 shares of common stock, or 82 percent of shares outstanding, were represented at the annual meeting of stockholders on May 20, 1998 at The Worthington Hotel, 200 Main Street, Fort Worth, Texas.

Elected as directors of the Corporation, each receiving a minimum of 73,103,948 votes were:

David L. Boren                     Dee J. Kelly
Edward A. Brennan                  Ann D. McLaughlin
Donald J. Carty                    Charles H. Pistor, Jr.
Armando M. Codina                  Joe M. Rodgers
Charles T. Fisher, III             Judith Rodin
Earl G. Graves                     Maurice Segall

Stockholders  ratified  the appointment  of  Ernst  &  Young  LLP  as
independent  auditors for the Corporation for  1998.   The  vote  was
74,941,290 in favor; 17,724 against; and 19,651 abstaining.

Stockholders approved an amendment to the Certificate of Incorporation of the Corporation increasing the number of authorized shares of common stock of the Corporation. The vote was 50,872,087 in favor; 24,073,517 against; and 33,061 abstaining.

Stockholders  approved  the  1998 Long Term  Incentive  Plan  of  the
Corporation.   The vote was 40,333,217 in favor; 28,976,118  against;
107,065 abstaining; and 5,562,265 non-voting.

* The share information contained in this section have not been restated to give effect to the two-for-one stock split on June 9, 1998.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

3.1                            Amended  Certificate of  Incorporation
                               of AMR, effective May 26, 1998

10.1 American Airlines, Inc. Supplemental Executive Retirement Program, as amended April 1998

27.1                           Financial Data Schedule as of June 30,
                               1998.

27.2                           Restated Financial Data Schedule as of
                               June 30, 1997.

On April 15, 1998, AMR filed a report on Form 8-K relative to two press releases issued by the Company. The first press release was to report the Company's first quarter 1998 earnings and to announce a proposed two-for-one stock split in the form of a stock dividend. The second press release was issued to announce that Robert L. Crandall, Chairman, President and CEO of the Company and Chairman and CEO of American Airlines, Inc. would retire from his affiliations with the Company after the AMR annual meeting on May 20, 1998.

On May 20, 1998, AMR filed a report on Form 8-K relative to a press release issued to report the approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation that increased the number of authorized shares of common stock.

On July 15, 1998, AMR filed a report on Form 8-K relative to a press release issued to report the Company's second quarter 1998 earnings and to announce that the Company's board of directors authorized management to repurchase additional shares of the Company's outstanding common stock.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  August 14, 1998         BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice  President  and   Chief
                               Financial Officer