Form 10-Q
period 1998-09-30
AMR CORP
filed 1998-11-16
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1998.


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


Common Stock, $1 par value - 182,342,724 as of November 6, 1998

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 1998 and 1997

  Condensed Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1998 and 1997

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                Three Months       Nine Months Ended
                                   Ended
                               September 30,         September 30,
                              1998       1997       1998      1997
Revenues
  Airline Group:
    Passenger - American
     Airlines, Inc.          $3,871     $ 3,713    $ 11,238  $ 10,744
     - American Eagle           304         262         849       766
    Cargo                       158         169         490       507
    Other                       250         233         720       658
                              4,583       4,377      13,297    12,675

  The SABRE Group               604         457       1,735     1,346
  Management Services Group      31          26          86        73
  Less: Intergroup revenues    (172)       (154)       (514)     (451)
Total operating revenues      5,046       4,706      14,604    13,643

Expenses
  Wages, salaries and
   benefits                   1,632        1,521      4,817     4,480
  Aircraft fuel                 400          466      1,219     1,457
  Depreciation and
   amortization                 328          306        966       919
  Commissions to agents         311          332        934       975
  Maintenance, materials
   and repairs                  251          224        704       633
  Other rentals and
   landing fees                 231          223        667       658
  Food service                  184          176        523       510
  Aircraft rentals              142          143        427       430
  Other operating expenses      835          708      2,343     2,054
    Total operating expenses  4,314        4,099     12,600    12,116
Operating Income                732          607      2,004     1,527

Other Income (Expense)
  Interest income                37          40         103       100
  Interest expense              (93)       (101)       (280)     (310)
  Interest capitalized           28           5          71        10
  Minority interest             (12)        (10)        (37)      (32)
  Miscellaneous - net            16           -          (3)      (11)
                                (24)        (66)       (146)     (243)
Income From Continuing Operations
  Before Income Taxes           708         541       1,858     1,284
Income tax provision            277         219         734       519
Income From Continuing
 Operations                     431         322       1,124       765
Income From Discontinued
 Operations, net of
 applicable income taxes          2           1           8        12
Net Earnings                 $  433     $   323      $ 1,132   $  777

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                                Three Months       Nine Months Ended
                                   Ended
                               September 30,         September 30,
                              1998       1997       1998      1997
Earnings Applicable to
 Common Shares               $  433     $  323     $ 1,132   $  777

Earnings Per Common Share
  Basic
    Continuing Operations    $ 2.56     $ 1.83     $ 6.57    $ 4.25
    Discontinued Operations    0.01          -       0.05      0.06
    Net Earnings             $ 2.57     $ 1.83     $ 6.62    $ 4.31

  Diluted
    Continuing Operations    $ 2.48     $ 1.78     $ 6.34    $ 4.16
    Discontinued Operations    0.01          -       0.05      0.06
    Net Earnings             $ 2.49     $ 1.78     $ 6.39    $ 4.22

Number of Shares Used in
Computation
  Basic                         169        176        171       180
  Diluted                       174        181        177       184

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             September     December
                                                30,           31,
                                               1998          1997
                                                           (Note 1)
Assets

Current Assets
  Cash                                       $     72      $     62
  Short-term investments                        2,180         2,370
  Receivables, net                              1,732         1,301
  Inventories, net                                609           626
  Deferred income taxes                           404           406
  Other current assets                            192           221
    Total current assets                        5,189         4,986

Equipment and Property
  Flight equipment, net                         8,699         8,543
  Other equipment and property, net             1,879         1,776
  Purchase deposits for flight equipment        1,405           754
                                               11,983        11,073

Equipment and Property Under Capital Leases
  Flight equipment, net                         1,886         1,923
  Other equipment and property, net               166           163
                                                2,052         2,086

Route acquisition costs, net                      923           945
Other assets, net                               2,047         1,769
                                             $ 22,194      $ 20,859

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $  1,287     $  1,028
  Accrued liabilities                            2,051        1,970
  Air traffic liability                          2,268        2,044
  Current maturities of long-term debt             203          395
  Current obligations under capital leases         140          135
    Total current liabilities                    5,949        5,572

Long-term debt, less current maturities          2,380        2,248
Obligations   under  capital  leases,
 less current obligations                        1,592        1,629
Deferred income taxes                            1,387        1,112
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,326        4,082

Stockholders' Equity
  Common stock                                     182          182
  Additional paid-in capital                     3,068        3,104
  Treasury stock                                (1,201)        (485)
  Retained earnings                              4,511        3,415
                                                 6,560        6,216
                                              $ 22,194     $ 20,859

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              1998          1997
Net Cash Provided by Operating Activities     $ 2,589       $ 2,382

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment               (1,950)         (670)
  Net decrease (increase) in short-term
   investments                                    190        (1,148)
  Investment in joint venture                    (140)            -
  Proceeds from sale of equipment
   and property                                   206           182
Net cash used for investing activities         (1,694)       (1,636)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                             (349)         (318)
  Issuance of long-term debt                      165             -
  Sale-leaseback transactions                     108             -
  Repurchases of common stock                    (889)         (592)
  Proceeds from exercise of stock options          80           126
Net cash used for financing activities           (885)         (784)

Net increase (decrease) in cash                    10           (38)
Cash at beginning of period                        62            61

Cash at end of period                          $   72       $    23

Cash Payments For:
  Interest                                     $  226       $   313
  Income taxes                                    435           322

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred           $  108       $    -

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date and restated for discontinued operations as described in Footnote 8. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K/A No. 1 for the year ended December 31, 1997.

  Certain amounts from 1997 have been reclassified to conform with the 1998 presentation.

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1998 and December 31, 1997, was $7.2 billion and $6.6 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1998 and December 31, 1997, was $1.3 billion and $1.2 billion, respectively.

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

4.During  1998, the Company exercised its purchase rights to  acquire
  25 Boeing 737-800s, 23 Boeing 777-200IGWs and eight Embraer EMB-145s. In addition, during the third quarter, AMR Eagle entered into an agreement to acquire 75 Embraer EMB-135 aircraft, with deliveries beginning in July 1999 and continuing through 2005. As of November 16, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, seven Boeing 757-200s, four Boeing 767-300ERs, 75 Embraer EMB-135s, 34 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2005. Payments for these aircraft will approximate $210 million during the remainder of 1998, $2.6 billion in 1999, $1.9 billion in 2000 and an aggregate of approximately $3.0 billion in 2001 through 2005. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth.

5.In March 1998, the Company exercised its option to sell seven MD-11 aircraft to Federal Express Corporation (FedEx), thereby committing to sell its entire MD-11 fleet to FedEx. Eight aircraft have been delivered as of September 30, 1998. The remaining 11 aircraft will be delivered to FedEx between 1999 and 2003.

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.In   July   1998,  the  Company's  board  of  directors   authorized
  management to repurchase $500 million of the Company's outstanding common stock. The Company completed this repurchase program in September 1998. In October 1998, the Company's board of directors authorized management to repurchase up to an additional $500 million of the Company's outstanding common stock.

8.On September 29, 1998, the Company announced its plan to sell most of the companies that comprise the largest unit of the Management Services Group - AMR Global Services Corporation. The companies to be sold include AMR Services, AMR Combs and TeleService Resources. The Company expects to complete the sale of these companies by the first quarter of 1999.

  The results of operations for AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. The amounts shown are net of income taxes of approximately $1.7 million and $650,000 for the three months ended September 30, 1998 and 1997, respectively, and $6.8 million and $7.9 million for the nine months ended September 30, 1998 and 1997, respectively. Revenues from the operations of AMR Services, AMR Combs and TeleService Resources were $122 million and $126 million for the three months ended September 30, 1998 and 1997, respectively, and $376 million and $392 million for the nine months ended September 30, 1998 and 1997, respectively.

9.In  January 1998, The SABRE Group completed the execution of  a  25-
  year information technology services agreement with US Airways. Under the terms of the agreement, The SABRE Group will provide substantially all of US Airways' information technology services. In connection with the agreement, The SABRE Group purchased substantially all of US Airways' information technology assets for approximately $47 million and granted US Airways two tranches of stock options, each to acquire 3 million shares of The SABRE Group's Class A Common Stock (SABRE Common Stock). During certain periods, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. During the first quarter of 1998, a long-term liability and a related deferred asset equal to the number of options granted multiplied by the difference between the exercise price of the options and the market price of SABRE Common Stock were recorded. The asset and liability are adjusted based on changes in the market price of SABRE Common Stock. The deferred asset is being amortized over the 11 year non-cancelable portion of the agreement.

10. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. For the third quarter of 1998 and 1997, total comprehensive income was approximately $430 million and $324 million, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was approximately $1.129 billion and $778 million, respectively.

  Effective January 1, 1998, the Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5). SOP 98-5 requires costs of start-up activities to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the three or nine months ended September 30, 1998.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11. The following table sets forth the computations of basic and diluted earnings per share from continuing operations (in millions, except per share data):

                                Three Months       Nine Months Ended
                                   Ended
                               September 30,         September 30,
                              1998       1997       1998      1997
Numerator:
Income     from    continuing
 operations  - Numerator  for
 basic  and diluted  earnings
 per share                   $  431     $  322     $1,124    $  765

Denominator:
Denominator for basic
 earnings per share -
 weighted-average shares        169        176        171       180

Effect of dilutive securities:
Employee options and shares      12         18         13        13
Assumed treasury shares
purchased                        (7)       (13)        (7)       (9)          )
Dilutive potential common shares  5          5          6         4

Denominator for diluted
earnings per share              174        181        177       184

Basic earnings per share from
continuing operations        $ 2.56      $ 1.83    $ 6.57     $4.25

Diluted earnings per share
from continuing operations   $ 2.48      $ 1.78    $ 6.34     $4.16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1998 and 1997

Summary AMR recorded income from continuing operations for the three months ended September 30, 1998 of $431 million, or $2.48 per common share diluted. This compares to income from continuing operations of $322 million, or $1.78 per common share diluted, for the third quarter of 1997. AMR's operating income of $732 million increased
20.6 percent, or $125 million, compared to $607 million for the same period in 1997.

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

As discussed in Note 8, on September 29, 1998, the Company announced its plan to sell most of the companies that comprise the largest unit of the Management Services Group - AMR Global Services Corporation. The companies to be sold include AMR Services, AMR Combs and TeleService Resources. Thus, the results of operations for AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations.

The following sections provide a discussion of AMR's results by reporting segment, which are described in AMR's Annual Report on Form 10-K/A No. 1 for the year ended December 31, 1997. The minority interest in the earnings of consolidated subsidiaries of $12 million and $37 million for the three and nine months ended September 30, 1998 and $10 million and $32 million for the three and nine months ended September 30, 1997, has not been allocated to a reporting segment.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1998          1997
Revenues
  Passenger - American Airlines, Inc.         $3,871        $  3,713
                    - American Eagle             304             262
  Cargo                                          158             169
  Other                                          250             233
                                               4,583           4,377
Expenses
  Wages, salaries and benefits                 1,446           1,380
  Aircraft fuel                                  400             466
  Commissions to agents                          311             332
  Depreciation and amortization                  265             259
  Maintenance, materials and repairs             250             224
  Other operating expenses                     1,286           1,207
    Total operating expenses                   3,958           3,868
Operating Income                                 625             509

Other Expense                                    (29)            (66)

Earnings Before Income Taxes                  $  596        $    443

Average number of equivalent employees        93,100          91,900

OPERATING STATISTICS
                                                Three Months Ended
                                                   September 30,
                                                1998          1997
American Airlines Jet Operations
    Revenue passenger miles (millions)         29,132       28,500
    Available seat miles (millions)            39,806       39,378
    Cargo ton miles (millions)                    480          506
    Passenger load factor                        73.2%        72.4%
    Breakeven load factor                        60.2%        61.2%
    Passenger revenue yield per
     passenger mile (cents)                     13.29        13.03
    Passenger revenue per available
     seat mile (cents)                           9.73         9.43
    Cargo revenue yield per ton mile (cents)    32.61        33.05
    Operating  expenses per available
     seat mile (cents)                           9.22         9.14
    Fuel consumption (gallons, in millions)       728          712
    Fuel price per gallon (cents)                53.1         63.5
    Fuel price per gallon, excluding
     fuel taxes (cents)                          48.4         58.5
    Operating aircraft at period-end              645          642

American Eagle
    Revenue passenger miles (millions)            753          670
    Available seat miles (millions)             1,156        1,070
    Passenger load factor                        65.1%        62.6%
    Operating aircraft at period-end              207          196

Operating aircraft at September 30, 1998, included:

American Airlines Aircraft:           American Eagle Aircraft:
Airbus A300-600R             35        ATR 42                     36
Boeing 727-200               78        Embraer 145                14
Boeing 757-200               93        Super ATR                  43
Boeing 767-200                8        Saab 340B                  90
Boeing 767-200 Extended      22        Saab 340B Plus             24
 Range
Boeing 767-300 Extended      45         Total                    207
 Range
Fokker 100                   75
McDonnell Douglas DC-10-10   13
McDonnell Douglas DC-10-30    5
McDonnell Douglas MD-11      11
McDonnell Douglas MD-80     260
 Total                      645

87.9% of American's aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 10.6 years for American's aircraft and 5.47 years for American Eagle aircraft.

The Airline Group's revenues increased $206 million, or 4.7 percent, in the third quarter of 1998 versus the same period last year. American's passenger revenues increased by 4.3 percent, or $158 million, primarily as a result of strong demand for air travel driven by continued economic growth in the U.S. and Europe and a healthy pricing environment. American's yield (the average amount one passenger pays to fly one mile) of 13.29 cents increased by 2.0 percent compared to the same period in 1997. Domestic yields increased 5.8 percent from the third quarter of 1997. International yields decreased 5.7 percent, primarily due to a 12.5 percent decrease in the Pacific, a 6.7 percent decrease in Latin America and a 3.1 percent decrease in Europe. The decrease in Pacific yields was primarily due to the weakness in Asian economies and increased industry capacity, the decrease in Latin America was due primarily to an increase in industry capacity in Central and South America and a decline in economic conditions, and the decrease in Europe was partially attributable to the addition of new routes during the third quarter of 1998.

American's  traffic or revenue passenger miles (RPMs)  increased  2.2 percent to 29.1 billion miles for the quarter ended September 30, 1998. American's capacity or available seat miles (ASMs) increased
1.1 percent to 39.8 billion miles in the third quarter of 1998. American's domestic traffic increased 0.6 percent despite capacity decreases of 2.2 percent and international traffic grew 5.8 percent on capacity increases of 8.7 percent. The increase in international traffic was driven by a 24.5 percent increase in traffic to the Pacific on capacity growth of 40.0 percent, a 5.2 percent increase in traffic to Europe on capacity growth of 8.4 percent and a 3.9 increase in traffic to Latin America on capacity growth of 5.7 percent.

The Airline Group's operating expenses increased 2.3 percent, or $90 million. American's Jet Operations cost per ASM increased 0.9 percent to 9.22 cents. Wages, salaries and benefits increased 4.8 percent, or $66 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. The increased headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight dependability initiatives. Aircraft fuel expense decreased 14.2 percent, or $66 million, due to a 16.4 percent decrease in American's average price per gallon, including taxes, partially offset by a 2.2 percent increase in American's fuel consumption. Commissions to agents decreased 6.3 percent, or $21 million, despite a 4.3 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance, materials and repairs increased $26 million, or 11.6 percent, due primarily to higher engine maintenance at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased by $79 million, or 6.5 percent, primarily related to spending on the Company's Year 2000 compliance program and higher costs, such as credit card fees, resulting from higher passenger revenues.

Other Expense decreased 56.1 percent, or $37 million, due primarily to a $23 million increase in capitalized interest on aircraft purchase deposits and a decrease in interest expense of approximately $12 million due to scheduled debt repayments.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1998          1997
Revenues                                      $  604        $   457

Operating Expenses                               506            368

Operating Income                                  98             89

Other Income                                      15              3

Earnings Before Income Taxes                  $  113        $    92

Average number of equivalent employees        11,700          8,600

Revenues
Revenues for The SABRE Group increased $147 million, or 32.2 percent. Electronic travel distribution revenues increased approximately $32 million, or 10.4 percent, primarily due to growth in booking fees resulting from an overall increase in the price per booking. Revenues from information technology solutions increased approximately $115 million, or 77.9 percent, primarily due to the services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for certain AMR units.

Expenses
Operating expenses increased 37.5 percent, or $138 million, due primarily to increases in salaries, benefits and employee related costs, subscriber incentives, depreciation and amortization expense and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support The SABRE Group's business growth and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and expand The SABRE Group's travel agency subscriber base. The increase in depreciation and amortization expense is primarily due to the acquisition of information technology assets to support the US Airways' contract and normal additions. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to The SABRE Group's Year 2000 compliance program.

Other Income
Other income increased $12 million due primarily to a favorable court judgement relating to Ticketnet Corporation, an inactive subsidiary of The SABRE Group.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1998          1997
Revenues                                      $  152        $    151
Less: Revenues from Discontinued Operations     (121)           (125)
Revenues from Continuing Operations               31              26

Operating Expenses                               140             138
Less: Expenses from Discontinued Operations     (118)           (121)
Operating Expenses from Continuing Operations     22              17

Operating Income from Continuing Operations        9               9

Other Income from Continuing Operations            2               7

Earnings From Continuing Operations
  Before Income Taxes                         $   11          $   16

Average number of equivalent employees        13,100          15,600

Revenues
Revenues for the Management Services Group increased 0.7 percent, or $1 million. This increase in revenues was primarily the result of increased airline passenger, ramp and cargo handling services provided by AMR Services and higher revenues for AMR Combs due to higher aircraft sales. This increase was substantially offset by the sale of Data Management Services in September 1997 and decreased services provided by TeleService Resources and AMR Global Logistics.

Expenses
Operating expenses for the Management Services Group increased $2 million, or 1.4 percent. This increase in expenses was the result of an increase in other operating expenses commensurate with the increase in revenues for AMR Services and AMR Combs, partially offset by a decrease in expenses associated with the sale of Data Management Services in September 1997 and decreased services provided by TeleService Resources and AMR Global Logistics.

For the Nine Months Ended September 30, 1998 and 1997

Summary AMR recorded income from continuing operations for the nine months ended September 30, 1998 of $1.1 billion, or $6.34 per common share diluted. This compares with income from continuing operations of $765 million, or $4.16 per common share diluted, for the same period in 1997. AMR's operating income of $2.0 billion increased
31.2 percent, or $477 million, compared to $1.5 billion for the same period in 1997.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                1998          1997
Revenues
  Passenger - American Airlines, Inc.        $11,238        $ 10,744
                    - American Eagle             849             766
  Cargo                                          490             507
  Other                                          720             658
                                              13,297          12,675
Expenses
  Wages, salaries and benefits                 4,277           4,059
  Aircraft fuel                                1,219           1,457
  Commissions to agents                          934             975
  Depreciation and amortization                  781             781
  Maintenance, materials and repairs             702             632
  Other operating expenses                     3,728           3,558
    Total operating expenses                  11,641          11,462
Operating Income                               1,656           1,213

Other Expense                                  (131)            (223)

Earnings Before Income Taxes                 $ 1,525        $    990

Average number of equivalent employees        91,900          90,800

OPERATING STATISTICS
                                                 Nine Months Ended
                                                   September 30,
                                                 1998         1997
American Airlines Jet Operations
    Revenue passenger miles (millions)          82,443       81,113
    Available seat miles (millions)            116,476      115,636
    Cargo ton miles (millions)                   1,485        1,507
    Passenger load factor                         70.8%        70.1%
    Breakeven load factor                         59.2%        61.3%
    Passenger revenue yield per
     passenger mile (cents)                      13.63        13.25
    Passenger revenue per available
     seat mile (cents)                            9.65         9.29
    Cargo revenue yield per ton mile (cents)     32.64        33.22
    Operating expenses per available
     seat mile (cents)                            9.27         9.23
    Fuel consumption (gallons, in millions)      2,120        2,082
    Fuel price per gallon (cents)                 55.6         67.7
    Fuel price per gallon, excluding
     fuel taxes (cents)                           50.8         62.8
    Operating aircraft at period-end               645          642

American Eagle
    Revenue passenger miles (millions)           2,076        1,924
    Available seat miles (millions)              3,326        3,160
    Passenger load factor                         62.4%        60.9%
    Operating aircraft at period-end               207          196

The Airline Group's revenues increased $622 million, or 4.9 percent, during the first nine months of 1998 versus the same period last year. American's passenger revenues increased by 4.6 percent, or $494 million, primarily as a result of strong demand for air travel driven by continued economic growth in the U.S. and Europe and a healthy pricing environment. American's yield (the average amount one passenger pays to fly one mile) of 13.63 cents increased by 2.9 percent compared to the same period in 1997. Domestic yields increased 5.6 percent from the first nine months of 1997. International yields decreased 2.8 percent, reflecting an 8.2 percent decrease in the Pacific and a 4.4 percent decrease in Latin America. The decrease in Pacific yields was primarily due to the weakness in Asian economies and increased industry capacity while the decrease in Latin America was due primarily to an increase in industry capacity in Central and South America and a decline in economic conditions.

American's traffic or revenue passenger miles (RPMs) increased 1.6 percent to 82.4 billion miles for the nine months ended September 30, 1998. American's capacity or available seat miles (ASMs) increased
0.7 percent to 116.5 billion miles in the first nine months of 1998. American's domestic traffic increased 0.4 percent on a capacity decrease of 1.6 percent and international traffic grew 4.6 percent on capacity increases of 6.1 percent. The increase in international traffic was driven by a 16.4 percent increase in traffic to the Pacific on capacity growth of 23.1 percent, a 6.1 percent increase in traffic to Latin America on growth of 8.6 percent and a 1.2 percent increase in traffic on capacity growth of 0.4 percent in Europe.

American's yield and traffic were both negatively impacted in 1997 by the effects of the pilot contract negotiations throughout the first three months of 1997. During the first nine months of 1998,
American's  yield  and  traffic  were  adversely  impacted   by   the
imposition of the transportation tax for the entire period compared to slightly less than seven months during the same period in 1997.

The Airline Group's other revenues increased $62 million, or 9.4 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased administrative and employee travel service charges and service contracts.

The Airline Group's operating expenses increased 1.6 percent, or $179 million. American's Jet Operations cost per ASM increased by 0.4 percent to 9.27 cents. Wages, salaries and benefits increased $218 million, or 5.4 percent, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. The increased headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight dependability initiatives. Aircraft fuel expense decreased 16.3 percent, or $238 million, due to a 17.9 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.8 percent increase in American's fuel consumption. Commissions to agents decreased 4.2 percent, or $41 million, despite a 4.6 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance, materials and repairs expense increased $70 million, or 11.1 percent, due primarily to higher airframe and engine maintenance at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased by $170 million, or 4.8 percent, primarily related to spending on the Company's Year 2000 compliance program and higher costs, such as credit card fees, resulting from higher passenger revenues.

Other Expense decreased 41.3 percent, or $92 million, due primarily to a $61 million increase in capitalized interest on aircraft purchase deposits and a decrease in interest expense of approximately $30 million due to scheduled debt repayments.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1998         1997
Revenues                                       $1,735       $1,346

Operating Expenses                              1,413        1,054

Operating Income                                  322          292

Other Income                                       18            5

Earnings Before Income Taxes                   $  340       $  297

Average number of equivalent employees         13,000        8,400

Revenues
Revenues for The SABRE Group increased $389 million, or 28.9 percent. Electronic travel distribution revenues increased approximately $95 million, or 10.2 percent, primarily due to growth in booking fees resulting from an overall increase in the price per booking. In addition, the nine months ended September 30, 1998 includes approximately $21 million of revenue from services provided to The SABRE Group's joint venture company formed to manage travel distribution in the Asia-Pacific region, ABACUS International Ltd.(ABACUS). Revenues from information technology solutions increased approximately $294 million, or 69.9 percent, primarily due to the services performed under the information technology services agreement with US Airways and Year 2000 testing and compliance enhancements for certain AMR units and Canadian Airlines International Limited.

Expenses
Operating expenses increased 34.1 percent, or $359 million, due primarily to increases in salaries, benefits and employee related costs, subscriber incentive expenses, depreciation and amortization expense and other operating expenses. Salaries, benefits and employee related costs increased due to an increase in the average number of employees necessary to support The SABRE Group's business growth and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and expand The SABRE Group's travel agency subscriber base. The increase in depreciation and amortization expense is primarily due to the acquisition of information technology assets to support the US Airways' contract and normal additions. Other operating expenses increased primarily due to equipment maintenance costs and other software development expenses related to The SABRE Group's Year 2000 compliance program.

Other Income
Other income increased $13 million due primarily to a favorable court judgement relating to Ticketnet Corporation, an inactive subsidiary of The SABRE Group.

MANAGEMENT SERVICES GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1998         1997
Revenues                                       $  460       $    463
Less: Revenues from Discontinued Operations      (374)          (390)
Revenues from Continuing Operations                86             73

Operating Expenses                                419            418
Less: Expenses from Discontinued Operations      (359)          (367)
Operating Expenses from Continuing Operations      60             51

Operating Income from Continuing Operations        26             22

Other Income from Continuing Operations             4              7

Earnings from Continuing Operations
 Before Income Taxes                           $   30         $   29

Average number of equivalent employees         11,200         15,500

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

Expenses
Operating expenses increased 0.2 percent, or $1 million, primarily due to an increase in other operating expenses commensurate with the increase in revenues for AMR Combs and AMR Services. This increase was substantially offset by a decrease in expenses associated with the sale of Data Management Services in September 1997 and decreased services provided by TeleService Resources and AMR Global Logistics.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine month period ended September 30, 1998 was $2.6 billion, an increase of $207 million over the same period in 1997. This increase resulted primarily from increased net earnings. Capital expenditures for the first nine months of 1998 were approximately $2.0 billion, and included purchase deposits on new aircraft orders, the acquisition of four Boeing 767-300ERs, three Boeing 757-200s, 14 Embraer EMB-145s and five ATR 72 aircraft and purchases of computer-related equipment. These capital expenditures were funded primarily with internally generated cash, except for the Embraer aircraft acquisitions which were funded through secured debt agreements. During the first nine months of 1998, The SABRE Group invested approximately $140 million for a 35 percent interest in ABACUS. Proceeds from the sale of equipment and property of $206 million for the first nine months of 1998 include proceeds received upon the delivery of two of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation in accordance with the 1995 agreement between the two parties and other aircraft equipment sales.

    During 1998, the Company exercised its purchase rights to acquire 25 Boeing 737-800s, 23 Boeing 777-200IGWs and eight Embraer EMB-145s. In addition, during the third quarter, AMR Eagle entered into an agreement to acquire 75 Embraer EMB-135 aircraft, with deliveries beginning in July 1999 and continuing through 2005. As of November 16, 1998, the Company had commitments to acquire the following
aircraft:   100 Boeing 737-800s, 34 Boeing 777-200IGWs, seven  Boeing
757-200s, four Boeing 767-300ERs, 75 Embraer EMB-135s, 34 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2005. Payments for these aircraft will approximate $210 million during the remainder of 1998, $2.6 billion in 1999, $1.9 billion in 2000 and an
aggregate  of approximately $3.0 billion in 2001 through  2005.   The
exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth. While the Company expects to fund the majority of these capital expenditures from the Company's existing cash balance and internally generated cash, some new financing may be raised depending upon capital market conditions and the Company's evolving view of its long-term needs.

    During the nine months ended September 30, 1998, a total of approximately 12.8 million shares of the Company's common stock were purchased by the Company at a total cost of approximately $840 million. As of September 30, 1998, the Company had completed two separate $500 million stock repurchase programs - one initiated in 1997 and one initiated in July 1998. On October 21, 1998, the Company's board of directors authorized management to repurchase up to an additional $500 million of the Company's outstanding common stock. Share repurchases may be made from time to time, depending on market conditions, and may be discontinued at any time.

    In 1997, The SABRE Group's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to
1.5 million shares of The SABRE Group's Class A Common Stock. During the nine months ended September 30, 1998, a total of approximately
1.4 million shares were purchased by The SABRE Group at a total cost of approximately $49 million.

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

    The Company expects to incur significant internal staff costs, as well as consulting and other expenses, related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $215 million to $250 million, of which approximately $152 million was incurred as of September 30, 1998. The Company expects to have incurred most of the expenses related to its Year 2000 compliance program by the end of 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant are expensed as incurred and are funded through cash from operations.

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

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright
Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by
(i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American has joined in this litigation. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance is enforceable, the DFW Use Agreement prohibits American and other DFW signatory airlines from moving any interstate operations to Love Field. Thereafter, Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. In August 1998, the Department of Transportation (DOT) initiated its own proceeding intending to address federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments.

      As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

     Recently, American initiated limited intrastate service to Austin from Love Field.

OTHER INFORMATION

During the fourth quarter of 1998, the Company announced that it will reduce its planned growth for 1999 by retiring an additional eight McDonnell Douglas DC-10-10 and two additional Boeing 727-200 aircraft earlier than anticipated, for a total of 16 jet aircraft to be retired in 1999. The 10 incremental aircraft retirements will save the Company approximately $40 million during the next three years in aircraft maintenance and modification costs.

Several items of legislation have been introduced in Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW. Also, in April 1998, DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT rules are unknown. However, to the extent that (i) slots are taken from American at key airports,
(ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

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

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

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

    A federal grand jury in Miami is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. In addition, American has been served with two subpoenas calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American has produced documents responsive to the subpoenas and intends to cooperate fully with the government's investigation.

    On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta and America West were added as defendants to the lawsuit. To date, no discovery has been taken and no class has been certified. American intends to vigorously defend this lawsuit.

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10.1  AMR Corporation 1998 Long-Term Incentive Plan, As Amended

27.1                           Financial   Data   Schedule   as    of
                               September 30, 1998.

27.2                           Restated Financial Data Schedule as of
                               September 30, 1997.

On July 15, 1998, AMR filed a report on Form 8-K relative to a press release issued to report the Company's second quarter 1998 earnings and to announce that the Company's board of directors authorized management to repurchase additional shares of the Company's outstanding common stock.

On October 22, 1998, AMR filed a report on Form 8-K relative to a press release issued to report the Company's third quarter 1998 earnings and to announce that the Company's board of directors authorized management to repurchase additional shares of the Company's outstanding common stock.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  November 16, 1998       BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President and Chief
                               Financial Officer