Form 10-K405
period 1998-12-31
AMR CORP
filed 1999-03-19
CIK 6201

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


Commission file number 1-8400.
                       ------

                                 AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                                          75-1825172
-----------------------------------------------                  ----------------------------------------------------
         (State or other jurisdiction                                   (I.R.S. Employer Identification No.)
       of incorporation or organization)

            4333 Amon Carter Blvd.
              Fort Worth, Texas                                                         76155
-----------------------------------------------                  ----------------------------------------------------
   (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code    (817) 963-1234
                                                    -------------------
Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                                    Name of exchange on which registered
-------------------------------------------------------          ----------------------------------------------------
Common stock, $1 par value per share                                           New York Stock Exchange
9.00% Debentures due 2016                                                      New York Stock Exchange

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
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999, was approximately $10,572,168,428. As of March 12, 1999, 182,278,766 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1999.

================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. Following the announcement of AMR's plans to sell the companies that comprised the majority of what was previously the Management Services Group, AMR's operations fall within two major lines of business: the Airline Group and The Sabre Group.

AIRLINE GROUP

The Airline Group consists primarily of American and AMR Eagle Holding Corporation (AMR Eagle), a separate subsidiary of AMR. American is one of the largest scheduled passenger airlines in the world. At the end of 1998, American provided scheduled jet service to more than 180 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns three regional airlines which operate as "American Eagle" -- American Eagle Airlines, Inc., Executive Airlines, Inc. and Business Express Airlines, Inc. The American Eagle carriers provide connecting service from seven of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

THE SABRE GROUP

The Sabre Group, in which AMR holds an 82.4 percent economic and 97.9 percent voting interest, is the world leader in the electronic distribution of travel through its Sabre(R) computer reservations system (Sabre). Through Sabre, travel agencies, corporate travel departments and individual consumers can access information on - and book reservations with - airlines and other providers of travel and travel-related products and services. In addition, The Sabre Group is a leading provider of information technology solutions to the travel and transportation industry and fulfills substantially all of the data processing, network and distribution systems needs of American and AMR's other subsidiaries, Canadian Airlines International Limited (Canadian), US Airways, Inc. (US Airways) and certain other customers. The Sabre Group also employs its airline technology expertise to offer technology solutions to other clients that face similar complex operations issues, including companies in the airport, railroad, trucking and hospitality industries. The services offered by The Sabre Group include software development and product sales, transactions processing, consulting and comprehensive information technology outsourcing.

       In December 1997, The Sabre Group executed a 25 year, multi-billion dollar technology agreement with US Airways to provide substantially all of US Airways' information technology services. The agreement covers the management and operation of US Airways' systems and information technology services. In February 1998, The Sabre Group signed long-term agreements with ABACUS International Holdings Ltd. which created a Singapore-based joint venture company to manage travel distribution in the Asia-Pacific region. The Sabre Group owns 35 percent of the joint venture company, called ABACUS International Ltd., and provides it with transaction processing and product development on the Sabre system.

OTHER

In September 1998, AMR announced plans to sell three of the companies which were previously part of the Management Services Group and accounted for a substantial portion of that group's revenues and operating income: AMR Services, AMR Combs and TeleService Resources. As of December 31, 1998, the Company had reached agreements to sell all three companies. The sale of TeleService Resources was completed on January 31, 1999 and the sale of AMR Combs was completed on March 4, 1999. The Company expects to complete the sale of AMR Services by the end of the first quarter or early part of the second quarter of 1999. See Note 12 to the consolidated financial statements for additional information regarding discontinued operations.

       The remaining companies are the AMR Training Group, Americas Ground Services, Inc. (AGS), AMR Investment Services, Inc. and Airline Management Services, Inc. (AMS). The AMR Training Group operates the American Airlines Training & Conference Center and provides a variety of training services to American and a number of other corporate clients. AGS provides airline ground and cabin service handling at nine locations in seven countries in the Caribbean and Central and South America. AMR Investment Services, Inc. serves as an investment advisor to AMR and other institutional investors. It also manages the American AAdvantage Funds, which have both institutional shareholders - including pension funds, financial advisors, corporations and banks - and individual shareholders. As of December 31, 1998, AMR Investment Services was responsible for management of approximately $20.4 billion in assets, including direct management of approximately $7.3 billion in short-term investments. AMS was formed in 1994 to manage the Company's service contracts with other airlines such as the agreement to provide a variety of management, technical and administrative services to Canadian, which the Company signed in 1994.

       Additional information regarding business segments is included in Note 15 to the consolidated financial statements.

COMPETITION

AIRLINE GROUP Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami and San Juan, Puerto Rico. Delta Air Lines and United Airlines also have hub operations at Dallas/Fort Worth and Chicago O'Hare, respectively.

       The American Eagle carriers increase the number of markets the Airline Group serves by providing connections to American at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, Dallas/Fort Worth, Chicago, Miami, San Juan, Los Angeles and New York's John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs.

       In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. American's operating revenues from foreign operations were approximately $5.1 billion in 1998 and 1997 and $4.7 billion in 1996. Additional information about the Company's foreign operations is included in Note 15 to the consolidated financial statements.

       Service over almost all of American's routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its non-stop routes, American competes with at least one, and sometimes more than one, major domestic airline including:
America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines and US Airways. Competition is even greater between cities that require a connection, where as many as nine airlines may compete via their respective hubs. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

       On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. As of December 31, 1998, approximately 48 percent of American's bookings were impacted by competition from low-cost carriers. American and its principal competitors use revenue management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with low-cost carriers.

       In April 1998, American and US Airways announced the creation of a broad marketing alliance between the two carriers. During 1998, the two carriers introduced reciprocal benefits to members of both carriers' frequent flyer programs and access to the carriers' domestic and international airport lounge facilities. In December 1998, American acquired Reno Air, Inc. (Reno Air). The Company anticipates that the acquisition of Reno Air will enhance American's overall network and strengthen American's presence in the western United States. Also in December 1998, American and Alaska Airlines announced the creation of a broad marketing alliance between the two carriers. The two carriers intend to introduce reciprocal benefits to members of both carriers' frequent flyer programs in April 1999 and initiate code-sharing by Alaska on American-operated services to and from the West Coast later in 1999.

       Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation. In addition, at most foreign airports, a carrier needs slots (landing and take-off authorizations) before the carrier can introduce new service or increase existing service. The availability of such slots is not assured and can therefore inhibit a carrier's efforts to compete in certain markets.

       The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments, which own and subsidize some of American's foreign competitors, limit U.S. carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other airlines. American currently has code-sharing programs with Aero California, Air Liberte, Air Pacific, Asiana Airlines, British Midland, Canadian Airlines, China Airlines, China Eastern Airlines, Finnair, Grupo TACA, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LOT Polish Airlines, Qantas Airways, Singapore Airlines, South African Airways and the TAM Group. Certain of these relationships also include reciprocity between American and the other airlines' frequent flyer programs. In addition, the Company expects to implement alliances with other international carriers, including Aeropostal, Avianca, Aerolineas Argentinas and LanChile, pending regulatory approval. In the coming years, the Company expects to develop these code-sharing programs further and to evaluate new alliances with other international carriers.

       During 1998, the Company acquired a 10 percent minority equity interest in the Argentine holding company Interinvest, S.A., which owns a controlling interest in the Argentine carriers Aerolineas Argentinas and Austral Lineas Aereas. In February 1999, the Company agreed to acquire a one percent stake in Iberia, S.A., which is owned by Sociedad Estatal de Participaciones Industriales
(SEPI), pending regulatory approval.

       In September 1998, American, British Airways, Canadian Airlines, Cathay Pacific Airways and Qantas Airways announced the formation of the global alliance oneworld(TM). The oneworld alliance links the networks of the five carriers to enhance service and connections to the destinations served by the oneworld carriers, including linking the five carriers' frequent flyer programs and access to the carriers' airport lounge facilities. Oneworld announced the addition of Finnair and Iberia to the alliance in December 1998 and February 1999, respectively.

       In June 1996, American and British Airways announced plans to create a worldwide alliance. Among other things, the alliance contemplated extensive code-sharing across both carriers' networks, the combining of passenger and cargo services on flights between the United States and Europe, and the sharing of the resulting profits on these services. Regulatory approval of the alliance has not been obtained. In the interim, however, the carriers' have introduced a limited reciprocal frequent flyer program and have joined with other carriers in the formation of the oneworld alliance.

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

THE SABRE GROUP The Sabre Group competes in electronic travel distribution primarily against other large and well-established global distribution systems. Sabre's principal competitors in marketing to travel agents include Amadeus, Galileo and Worldspan. Each of these competitors offers many products and services substantially similar to those of The Sabre Group.

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

       Although distribution through travel agents continues to be the primary method of travel distribution, new channels of direct distribution to businesses, consumers and airlines through computer on-line services, the Internet and private networks are developing rapidly. The adoption of these tools is currently quite low, but it is growing rapidly. The Sabre Group believes that it has positioned its Sabre Business Travel Solutions(TM) system and Travelocity.com(sm) website products to effectively compete in these emerging distribution channels.

       The Sabre Group also competes both against solutions companies and full-service providers of technology outsourcing, some of which have considerably greater financial resources than The Sabre Group, and against smaller companies that offer a limited range of products. Among The Sabre Group's full-service competitors are Electronic Data Systems, IBM Global Services, Unisys, Andersen Consulting and Lufthansa Systems. Some of these competitors have formed strategic alliances with large companies in the travel industry and The Sabre Group's access to these potential customers is thus limited. The Sabre Group believes that its competitive position in the travel and transportation industries is enhanced by its experience in developing systems for American and other airlines, and by its ability to offer not only software applications but also systems development, integration and maintenance and transactions processing services.

REGULATION

GENERAL The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. The DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability and computer reservations systems.

       The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. As part of that oversight, the FAA has implemented a number of requirements that American is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, the installation of upgraded digital flight data recorders, enhanced ground proximity warning systems and cargo compartment smoke detection and fire suppression systems. Based on its current implementation schedule, American expects to be in compliance with the applicable requirements within the required time periods.

       The U.S. Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent American continues to increase its alliances with international carriers, American may be subject to certain regulations of foreign agencies.

       Legislation has been introduced in Congress that would, if enacted, provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW. Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

AIRLINE FARES Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been introduced in Congress, however, that would, if enacted, (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. To the extent legislation is enacted that would inhibit American's flexibility with respect to fares, its revenue management system or other aspects of its customer service operations, American's financial results could be adversely affected. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries which American serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

       Fare discounting by competitors has historically had a negative effect on the Airline Group's financial results because the Airline Group is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including American, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, the Airline Group's operating results will be negatively impacted.

ELECTRONIC TRAVEL DISTRIBUTION Electronic travel distribution is subject to regulation in the United States, the European Union, Canada, Australia and New Zealand. These regulations address the relationships among computer reservation systems (CRS), airline associates and travel agency subscribers. These regulations do not currently address relationships with non-airline associates, but future regulations in the European Union may include rail associates. In general, these regulations are directed at ensuring fair competition among travel providers. Among the principles addressed in the current regulations are: unbiased CRS displays of airline information, fair treatment of airline associates by CRSs, equal participation by airlines in non-owned CRSs and fair competition for subscribers. The CRS regulations in the United States and the European Union are currently being revised, but The Sabre Group does not expect the revisions to materially adversely affect its operations.

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington Reagan, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high density airport classification. The rule limits the number of Instrument Flight Rule (IFR) operations - take-off and landings - permitted per hour and requires that a slot support each operation. Recently, the DOT proposed the elimination of slots at New York John F. Kennedy, New York LaGuardia and Chicago O'Hare airports. At this time, the probability of such a proposal becoming effective is unknown and with it, its effect on American. Currently, the FAA permits the purchasing, selling (except those designated for international or essential air service), leasing, transferring and trading of these slots by airlines and others, subject to certain restrictions. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

       Although the Airline Group is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that American or American Eagle will be able to obtain slots for these purposes in the future because, among other factors, slot allocations are subject to changes in government policies.

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

       For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 75 percent by December 31, 1998 and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 75 percent and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1998, approximately 89 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category. American expects to achieve Stage III compliance requirements by the end of 1999 by retiring or modifying its Boeing 727-200 aircraft not currently Stage III compliant.

       The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

       American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American's alleged waste disposal volumes are minor compared to the other PRPs. American has also been identified as a PRP at the Beede Waste Oil Superfund Site in New Hampshire. American has responded to a 104(e) Request for Information regarding interaction with several companies related to this Site. In 1998, the EPA named American a de minimis PRP at the Casmalia Waste Disposal Site in California.

       American, along with most other tenants at the San Francisco International Airport (SFIA), has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary. SFIA is also seeking to recover its past costs related to the contamination from the tenants.

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

       American and Executive Airlines, Inc., along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico have been named as PRPs for environmental claims at the airport.

       American Eagle Airlines, Inc. has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York.

       AMR does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity.

LABOR

The airline business is labor intensive. Approximately 79 percent of AMR's employees work in the Airline Group. Wages, salaries and benefits represented approximately 39 percent of AMR's consolidated operating expenses for the year ended December 31, 1998.

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

       In 1995, American reached agreements with the members of the Association of Professional Flight Attendants (APFA) and the Transport Workers Union (TWU) on their labor contracts. American's collective bargaining agreement with the APFA became amendable on November 1, 1998 and the collective bargaining agreement with the TWU becomes amendable on March 1, 2001. American exchanged proposals and commenced negotiations with the APFA on September 2, 1998. Direct negotiations continue. American's current collective bargaining agreement with the Allied Pilots Association (APA) was ratified by the APA membership on May 5, 1997. That contract becomes amendable August 31, 2001.

       In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. On February 10, 1999, American obtained a temporary restraining order prohibiting the union from unilaterally taking actions outside the terms allowed under the collective bargaining agreement. Because of certain actions by the APA and its leaders, American filed a motion to have the APA and its leaders held in contempt of the court's temporary restraining order. The court granted that motion on February 13, 1999, and the airline's operations thereafter returned to normal. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation.

       The Communications Workers of America (CWA) filed a petition with the NMB on October 8, 1998, seeking to represent American's passenger service employees, who currently are not unionized. The mail ballots in the election conducted by the NMB were counted on December 15, 1998. Forty-one percent of the employees voted to unionize, short of the 50 percent plus one needed for unionization to occur. The CWA has challenged the results, claiming that certain of American's actions during the campaign interfered with the employees' ability to make a free choice. The CWA has asked that a new election be held. Both sides have submitted papers in support of their respective positions to the NMB and are awaiting further action by that agency.

       The Air Line Pilots Association (ALPA), which represents AMR Eagle pilots, reached agreement with AMR Eagle effective September 1, 1997, to have all of the pilots of the Eagle carriers covered by a single collective bargaining agreement. This agreement lasts until October 31, 2013. The parties have the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, they also agreed that the issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). The Association of Flight Attendants (AFA), which represents the flight attendants of the Eagle carriers, reached agreement with AMR Eagle effective March 2, 1998, to have all flight attendants of the AMR Eagle carriers covered by a single contract. The agreement becomes amendable on March 2, 2002. The other union employees at the AMR Eagle carriers are covered by separate agreements with the TWU; certain of those agreements are currently in negotiation.

       As of December 31, 1998, The Sabre Group had approximately 10,800 full-time employees, excluding contractors. The Sabre Group considers its current employee relations to be good. None of The Sabre Group employees based in the United States are represented by a labor union.

FUEL

The Airline Group's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1996 through 1998 were:

                                                               Average
                                                              Price Per
                                                               Gallon,       Percent of
              Gallons                         Average Price   Excluding        AMR's
             Consumed        Total Cost        Per Gallon     Fuel Taxes     Operating
Year       (in millions)   (in millions)      (in cents)      (in cents)      Expenses
----       -------------   -------------      -------------   ----------     ----------
1996           2,734           1,866             68.2           63.3           12.0
1997           2,773           1,860             67.1           62.1           11.4
1998           2,826           1,551             54.9           50.1            9.2

       The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. The benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers. However, due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that American would be able to pass on increased fuel prices to its customers by increasing fares.

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

       Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity controlled seating. Most miles earned after July 1989 must be redeemed within three years or they expire.

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

       At December 31, 1998 and 1997, American estimated that approximately 4.9 million and 4.8 million free travel awards, respectively, were expected to be redeemed for free travel. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that has not yet reached the lowest level of free travel award, and mileage in active accounts that has reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage credits sold to others participating in the program was $695 million and $628 million, representing 12.3 percent and 11.3 percent of AMR's total current liabilities at December 31, 1998 and 1997, respectively.

       The number of free travel awards used for travel on American was 2.3 million in 1998 and 2.2 million in 1997 and 1996, respectively, representing 8.8 percent of total revenue passenger miles in 1998, 8.6 percent in 1997 and 8.4 percent in 1996. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1998, is included in Note 16 to the consolidated financial statements.

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

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American and AMR Eagle at December 31, 1998, included:

                                                                                                                     Weighted-
                                        Current                                                                      Average
                                        Seating                       Capital         Operating                      Age
          Equipment Type                Capacity       Owned          Leased           Leased        Total          (Years)
          --------------              -----------     -------         -------        ----------     -------         ----------
AMERICAN AIRCRAFT
Airbus A300-600R                      192/266/267          10              --             25             35             9
Boeing 727-200                                150          64              14             --             78            22
Boeing 757-200                                188          51              14             31             96             6
Boeing 767-200                                172           8              --             --              8            16
Boeing 767-200 Extended Range                 165           9              13             --             22            13
Boeing 767-300 Extended Range                 207          20              15             10             45             7
Fokker 100                                     97          66               5              4             75             6
McDonnell Douglas DC-10-10            237/290/297          13              --             --             13            21
McDonnell Douglas DC-10-30                271/282           4              --              1              5            24
McDonnell Douglas MD-11                   238/255          11              --             --             11             6
McDonnell Douglas MD-80                   133/139         119              25            116            260            11
                                                      -------         -------        -------        -------         -----
   Total                                                  375              86            187            648            11
                                                      =======         =======        =======        =======         =====

AMR EAGLE AIRCRAFT
ATR 42                                         46          18               2             15             35             9
Embraer 145                                    50          20              --             --             20             1
Super ATR                                   64/66          40              --              3             43             4
Saab 340B                                      34          29              61             --             90             7
Saab 340B Plus                                 34          --              --             21             21             3
                                                      -------         -------        -------        -------         -----
   Total                                                  107              63             39            209             6
                                                      =======         =======        =======        =======         =====

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 4 to the consolidated financial statements.

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In addition, in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. Eight aircraft had been delivered as of December 31, 1998. The remaining 11 aircraft will be delivered between 2000 and 2002.

       Lease expirations for the leased aircraft included in the preceding table as of December 31, 1998, were:

                                                                                                                       2004
                                                                                                                       and
Equipment Type                           1999           2000            2001           2002           2003         Thereafter
--------------                           ----           ----            ----           ----           ----         ----------
AMERICAN AIRCRAFT
Airbus A300-600R                           --             --              --             --             --              25
Boeing 727-200                              2              4               8              -             --              --
Boeing 757-200                             --              2               2              2             --              39
Boeing 767-200 Extended Range              --             --              --              -             --              13
Boeing 767-300 Extended Range              --              8              --              1             --              16
Fokker 100                                 --             --               2              3             --               4
McDonnell Douglas DC-10-30                 --             --               1              -             --              --
McDonnell Douglas MD-80                    --              3               9             14             --             115
                                         ----           ----            ----           ----           ----            ----
                                            2             17              22             20             --             212
                                         ====           ====            ====           ====           ====            ====

AMR EAGLE AIRCRAFT
ATR 42                                      3              4               7             --              3              --
Super ATR                                  --             --               3             --             --              --
Saab 340B                                  --             --              --             --             --              61
Saab 340B Plus                             --             --              --             --             --              21
                                         ----           ----            ----           ----           ----            ----
                                            3              4              10             --              3              82
                                         ====           ====            ====           ====           ====            ====

       The table includes leases for 21 Saab 340B Plus aircraft, seven ATR 42 aircraft and three Super ATR aircraft which can be canceled with twelve months or less notice with certain restrictions.

       Substantially all of the Airline Group's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities. In January 1999, the Company announced its plans to construct a new terminal facility at New York's John F. Kennedy International Airport, which is expected to cost approximately $1 billion. The Company expects to begin construction on this facility in the latter half of 1999.

       The Company's data center (the Data Center) is located in an underground facility in Tulsa, Oklahoma. The land on which the Data Center is located is leased from the Tulsa Airport Improvements Trust. Sabre and the Company's data processing services are dependent on the central computer operations and information processing facility located in the Data Center.

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

       In connection with its frequent flyer program, American was sued in two purported class action cases (Wolens et al v. American Airlines, Inc. and Tucker v. American Airlines, Inc.) that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards. In the consolidated action, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced and allege that these changes breached American's contract with AAdvantage members. Plaintiffs seek money damages and attorney's fees. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the
U. S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled on the plaintiffs' motion for class certification. American is vigorously defending the lawsuit.

       Gutterman et al. v. American Airlines, Inc. is also pending in the Circuit Court of Cook County, Illinois. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On June 23, 1998, the Court certified the case as a class action, although to date no notice has been sent to the class. The class consists of all members who earned miles between January 1, 1992 and February 1, 1995 (the date the change became effective). On July 13, 1998, the Court denied American's motion for summary judgment as to the claims brought by plaintiff Steven Gutterman. On July 30, 1998, the plaintiffs filed a motion for summary judgment as to liability, which motion has not been ruled upon. American is vigorously defending the lawsuit.

       A federal grand jury in Miami is investigating whether American and American Eagle handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. Since that time, a number of employees have testified before the grand jury. In addition, American has been served with three subpoenas calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials handling and spills. American produced documents responsive to the first two subpoenas and is in the process of responding to the third subpoena. American intends to cooperate fully with the government's investigation.

       On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. American intends to vigorously defend the granting of the summary judgment on appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of AMR as of December 31, 1998, were:

Donald J. Carty                        Mr. Carty was elected Chairman, President
                                       and Chief Executive Office of AMR and
                                       American in May 1998. He has been
                                       President of American since March 1995.
                                       Prior to that, he served as Executive
                                       Vice President of AMR since October 1989.
                                       Except for two years service as President of Canadian Pacific Air between March
                                       1985 and March 1987, he has been with the Company in various finance and planning positions since 1978. Age 52.

Gerard J. Arpey                        Mr. Arpey was elected Chief Financial
                                       Officer in March 1995 and Senior Vice
                                       President in April 1992. Prior to that,
                                       he served as Vice President of American
                                       since October 1989. Age 40.

Anne H. McNamara                       Mrs. McNamara was elected Senior Vice
                                       President and General Counsel in June
                                       1988. She had served as Vice President -
                                       Personnel Resources of American from
                                       January 1988 through May 1988. She was
                                       elected Corporate Secretary of AMR in
                                       1982 and American in 1979 and held those positions through 1987. Age 51.

Charles D. MarLett                     Mr. MarLett was elected Corporate
                                       Secretary in January 1988. He joined
                                       American as an attorney in June 1984. Age
                                       44.

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

                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded on the New York Stock Exchange (symbol
AMR). The approximate number of record holders of the Company's common stock at March 12, 1999, was 13,950.

       The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

                                                 1998                                         1997
                                   ------------------------------------         ----------------------------------
                                        High                   Low                   High                 Low
                                   ---------------       --------------         --------------       -------------
QUARTER ENDED
March 31                           $     73 1/8          $     61 13/16         $     44 1/16        $     39 3/8
June 30                                  83 1/4                68 15/16               51                   40 1/2
September 30                             89 1/4                50                     58 1/8               46 5/16
December 31                              69 15/16              47 1/8                 65 15/16             55 1/4

       No cash dividends on common stock were declared for any period during 1998 or 1997. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.

       In April 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend, effective on June 9, 1998 for shareholders of record on May 26, 1998. All share information, including the market price per share information disclosed above, and earnings per share amounts have been presented, and where applicable, restated to give effect to the stock split.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)
-----------------------------------------------------------------------------------------------------------------

                                               1998           1997           1996           1995           1994
                                              -------        -------        -------        -------        -------
Total operating revenues                      $19,205        $18,184        $17,364        $16,553        $15,649
Operating income                                2,338          1,907          1,807            984            975
Income from continuing operations
   before extraordinary loss                    1,306            973          1,083            175            230
Net earnings                                    1,314            985          1,016            162            228
Earnings per common share from
   continuing operations before
   extraordinary loss and effect of
   preferred stock exchange:(1/2)
     Basic                                       7.73           5.45           6.29           1.15           1.14
     Diluted                                     7.48           5.32           5.95           1.14           1.14
Net earnings per common share:(2)
     Basic                                       7.78           5.52           5.90           1.06           2.25
     Diluted                                     7.52           5.39           5.59           1.05           2.25
Total assets                                   22,303         20,859         20,451         19,462         19,338
Long-term debt, less current
   maturities                                   2,436          2,248          2,737          4,967          5,585
Obligations under capital leases,
   less current obligations                     1,764          1,629          1,790          2,069          2,275
Obligation for postretirement benefits          1,649          1,573          1,524          1,434          1,253

   (1) The earnings per share computation for the year ended December 31, 1994 includes a $171 million non-cash increase in additional paid-in-capital resulting from the exchange of outstanding convertible preferred stock into subordinated convertible debt.

   (2) The earnings per share amounts prior to 1998 have been restated to give effect to the stock split on June 9, 1998.

       No dividends were declared on common shares during any of the periods above.

       Information on the comparability of results is included in Management's Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. Following the announcement of AMR's plans to sell the companies that comprised the majority of what was previously the Management Services Group, AMR's operations fall within two major lines of business: the Airline Group and The Sabre Group. Additional segment information is included in Note 15 to the consolidated financial statements.

RESULTS OF OPERATIONS

AMR's net earnings in 1998 were $1.3 billion, or $7.78 per common share ($7.52 diluted). These results represent the strongest net earnings ever reported by AMR for a fiscal year. AMR's net earnings in 1997 were $985 million, or $5.52 per common share ($5.39 diluted). The Company's 1997 results were adversely affected by (i) a brief strike and the strike threat from members of the Allied Pilots Association (APA) during the first quarter of 1997, which negatively impacted the Company's net earnings by an estimated $70 million, and (ii) the reinstatement of the airline transportation tax in March of 1997.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

(dollars in millions)                                                 Year Ended December 31,
                                                           -------------------------------------------
                                                             1998             1997              1996
                                                           ---------        ---------        ---------
REVENUES
   Passenger - American Airlines, Inc.                     $  14,695        $  14,310        $  13,645
             - AMR Eagle                                       1,121            1,017            1,047
   Cargo                                                         656              687              682
   Other                                                         977              889              837
                                                           ---------        ---------        ---------
                                                              17,449           16,903           16,211
OPERATING EXPENSES
   Wages, salaries and benefits                                5,763            5,480            5,191
   Aircraft fuel                                               1,604            1,923            1,936
   Commissions to agents                                       1,226            1,278            1,252
   Depreciation and amortization                               1,038            1,038            1,018
   Maintenance, materials and repairs                            934              861              686
   Other operating expenses                                    4,933            4,754            4,686
                                                           ---------        ---------        ---------
     Total operating expenses                                 15,498           15,334           14,769
                                                           ---------        ---------        ---------
OPERATING INCOME                                               1,951            1,569            1,442

OTHER EXPENSE                                                   (160)            (266)            (428)
                                                           ---------        ---------        ---------

EARNINGS BEFORE INCOME TAXES
   AND EXTRAORDINARY LOSS                                  $   1,791        $   1,303        $   1,014
                                                           =========        =========        =========

Average number of equivalent employees                        92,000           90,600           88,900

OPERATING STATISTICS

AMERICAN AIRLINES JET OPERATIONS
   Revenue passenger miles (millions)                        108,955          107,026          104,710
   Available seat miles (millions)                           155,297          153,917          152,886
   Cargo ton miles (millions)                                  1,974            2,032            2,028
   Passenger load factor                                        70.2%            69.5%            68.5%
   Breakeven load factor                                        59.9%            61.0%            60.2%
   Passenger revenue yield per passenger mile (cents)          13.49            13.37            13.03
   Passenger revenue per available seat mile (cents)            9.46             9.30             8.92
   Cargo revenue yield per ton mile (cents)                    32.85            33.78            33.14
   Operating expenses per available seat mile (cents)           9.25             9.27             8.91
   Operating aircraft at year-end                                648              641              642

AMR EAGLE
   Revenue passenger miles (millions)                          2,788            2,553            2,590
   Available seat miles (millions)                             4,471            4,218            4,431
   Passenger load factor                                        62.4%            60.5%            58.5%
   Operating aircraft at year-end                                209              199              205

REVENUES
1998 COMPARED TO 1997 Airline Group revenues of $17.4 billion in 1998 were up $546 million, or 3.2 percent, versus 1997. American's passenger revenues increased 2.7 percent, or $385 million. The increase in passenger revenues resulted from a 0.9 percent increase in passenger yield (the average amount one passenger pays to fly one mile) from 13.37 to 13.49 cents, and a 1.8 percent increase in passenger traffic. For the year, domestic yields increased 3.1 percent, while Latin American, Pacific and European yields decreased 5.8 percent, 3.9 percent and 1.0 percent, respectively. The decrease in international yields was due primarily to an increase in industry capacity and a decline in economic conditions. In 1998, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       American's domestic traffic increased 0.7 percent to 74.9 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.4 percent. International traffic grew 4.3 percent to
34.1 billion RPMs on a capacity increase of 6.4 percent. The increase in international traffic was led by a 17.1 percent increase in the Pacific on capacity growth of 29.3 percent, a 4.9 percent increase in Latin America on capacity growth of 6.6 percent and a 1.8 percent increase in Europe on capacity growth of 2.7 percent.

       AMR Eagle's revenues increased $104 million, or 10.2 percent. The increase in passenger revenues resulted from a 0.9 percent increase in passenger yield and a 9.2 percent increase in traffic. AMR Eagle's traffic increased to
2.8 billion RPMs while capacity increased 4.5 billion ASMs, up 6.0 percent.

       The Airline Group's other revenues increased $88 million, or 9.9 percent, primarily as a result of increased administrative service charges, higher employee travel service charges and increased service contracts, primarily related to ramp and consulting services.

1997 COMPARED TO 1996 Airline Group revenues of $16.9 billion in 1997 were up $692 million, or 4.3 percent, versus 1996. American's passenger revenues increased 4.9 percent, or $665 million. The increase in passenger revenues resulted from a 2.6 percent increase in passenger yield from 13.03 to 13.37 cents, and a 2.2 percent increase in passenger traffic. For the year, domestic yields increased 1.8 percent, Latin American yields increased 4.5 percent, European yields increased 3.8 percent and Pacific yields increased 1.0 percent. In 1997, American derived 69 percent of its passenger revenues from domestic operations and 31 percent from international operations.

       American's domestic traffic increased 2.0 percent to 74.3 billion RPMs, while domestic capacity increased 0.8 percent. International traffic grew 2.6 percent to 32.7 billion RPMs on a capacity increase of 0.4 percent. The increase in international traffic was led by a 7.2 percent increase in Latin America on capacity growth of 5.5 percent. This increase was partially offset by a 1.7 percent decrease in the Pacific on a capacity decline of 2.9 percent and a 1.5 percent decrease in Europe on a capacity decline of 5.3 percent, primarily due to the cancellation of several routes during 1997.

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

OPERATING EXPENSES
1998 COMPARED TO 1997 Airline Group operating expenses of $15.5 billion in 1998 were up $164 million, or 1.1 percent, versus 1997. American's Jet Operations cost per ASM decreased 0.2 percent to 9.25 cents. Wages, salaries and benefits increased $283 million, or 5.2 percent, due primarily to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. Fuel expense decreased $319 million, or 16.6 percent, due to an 18.2 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.9 percent increase in American's fuel consumption. Commissions to agents decreased 4.1 percent, or $52 million, despite a 3.2 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance, materials and repairs expense increased 8.5 percent, or $73 million, due to an increase in airframe and engine maintenance volumes at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased $179 million, or 3.8 percent, due primarily to spending on the Company's Year 2000 readiness program, an increase in outsourced services and higher costs, such as credit card fees, resulting from higher passenger revenues.

1997 COMPARED TO 1996 Airline Group operating expenses of $15.3 billion in 1997 were up $565 million, or 3.8 percent, versus 1996. American's Jet Operations cost per ASM increased 4.0 percent to 9.27 cents. Wages, salaries and benefits increased $289 million, or 5.6 percent, due primarily to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts, including a three percent rate increase granted to pilots effective August 31, 1997, and an increase in the provision for profit sharing. Fuel expense decreased $13 million, or 0.7 percent, due to a 1.6 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.4 percent increase in American's fuel consumption. Commissions to agents increased 2.1 percent, or $26 million, due primarily to increased passenger revenues. This increase was offset by changes in the Company's travel agency commission payment structure implemented in September 1997 which lowered the base commission paid to travel agents from 10 percent to eight percent on all tickets purchased in the U.S. and Canada for both domestic and international travel. Maintenance, materials and repairs expense increased 25.5 percent, or $175 million, due to an increase in airframe and engine maintenance check volumes at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased $68 million, or 1.5 percent, due primarily to an increase in outsourced services, additional airport security requirements, and higher costs, such as credit card fees, resulting from higher passenger revenues. Other operating expenses in 1996 included a $26 million charge to write down the value of aircraft interiors.

OTHER EXPENSE
Other expense consists of interest income and expense, interest capitalized and miscellaneous - net.

1998 COMPARED TO 1997 Interest expense decreased $48 million, or 11.3 percent, due primarily to scheduled debt repayments of approximately $400 million in 1998. Interest capitalized increased $84 million, to $104 million, due primarily to the increase in purchase deposits for flight equipment.

1997 COMPARED TO 1996 Interest expense decreased 18.3 percent, or $95 million, due primarily to scheduled debt repayments and the repurchase and/or retirement prior to scheduled maturity of approximately $469 million and $1.1 billion of long-term debt in 1997 and 1996, respectively, and a reduction of $850 million of American's long-term debt owed to AMR as part of the reorganization of The Sabre Group. Also, in 1996, the Company's convertible debentures were converted into AMR common stock, resulting in an $834 million decrease in long-term debt. Interest capitalized increased $10 million due to additional aircraft purchase deposits. Interest income increased approximately 29.1 percent, or $30 million, due primarily to higher investment balances. Miscellaneous - net for 1996 included a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement.

THE SABRE GROUP
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

(dollars in millions)                            Year Ended December 31,
                                            ---------------------------------
                                             1998         1997          1996
                                            -------      -------      -------
REVENUES                                    $ 2,306      $ 1,789      $ 1,625

OPERATING EXPENSES                            1,956        1,476        1,295
                                            -------      -------      -------

OPERATING INCOME                                350          313          330

OTHER INCOME (EXPENSE)                           21           11          (24)
                                            -------      -------      -------

EARNINGS BEFORE INCOME TAXES                $   371      $   324      $   306
                                            =======      =======      =======

Average number of equivalent employees       11,400        8,500        7,900

REVENUES
1998 COMPARED TO 1997 Revenues for The Sabre Group increased $517 million, or
28.9 percent. Electronic travel distribution revenues increased approximately $120 million, or 10.0 percent, due to growth in bookings and an overall increase in the average price per booking. Revenues from information technology solutions increased approximately $397 million, or 68.4 percent, primarily due to the services performed under the information technology services agreement with US Airways, and Year 2000 testing and readiness enhancements for certain AMR units and Canadian Airlines International Limited (Canadian).

1997 COMPARED TO 1996 Revenues for The Sabre Group increased 10.1 percent, or $164 million. Electronic travel distribution revenues increased approximately $99 million, or 8.9 percent, primarily due to growth in booking fees. The growth in booking fees was due to an increase in booking volumes primarily attributable to international expansion in Europe and Latin America and an overall increase in the price per booking charged to associates. Revenues from information technology solutions increased approximately $65 million, or 12.1 percent. Revenues from unaffiliated customers increased approximately $39 million due to an increase in software development, consulting and software license fee revenues. Revenues from other AMR units increased $24 million due to an increase in software development revenue and data processing volumes, offset by a decrease in data network revenue from the sale, in July 1996, of data network equipment to a third party which began direct billing certain items to American.

OPERATING EXPENSES
1998 COMPARED TO 1997 Operating expenses increased 32.5 percent, or $480 million, due primarily to increases in salaries, benefits and employee-related costs, subscriber incentive expenses, depreciation and amortization expense and other operating expenses. Salaries, benefits and employee-related costs increased due to an increase in the average number of employees necessary to support The Sabre Group's business growth, and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and expand The Sabre Group's travel agency subscriber base. The increase in depreciation and amortization expense is primarily due to the acquisition of information technology assets to support the US Airways' contract, and normal additions. Other operating expenses increased primarily due to equipment maintenance costs, other software development expenses related to The Sabre Group's Year 2000 readiness program, and increased data processing costs, other services purchased and facility costs.

1997 COMPARED TO 1996 Operating expenses increased 14.0 percent, or $181 million, due primarily to increases in salaries, benefits and employee-related costs and subscriber incentive expenses. Salaries, benefits and employee-related costs increased due to an increase in the average number of equivalent employees necessary to support The Sabre Group's revenue growth, and wage and salary increases for existing employees. Subscriber incentive expenses increased in order to maintain and expand The Sabre Group's travel agency subscriber base.

OTHER INCOME (EXPENSE)
1998 COMPARED TO 1997 Other income (expense) increased $10 million due primarily to a favorable court judgment.

1997 COMPARED TO 1996 Other income (expense) increased $35 million due to an increase in interest income of $17 million due to higher investment balances, an increase in other income of $13 million primarily due to losses in 1996 from a subsidiary of The Sabre Group not active in 1997, and a decrease in interest expense of approximately $6 million primarily due to a lower principal balance outstanding on the subordinated debenture payable to AMR and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $3.2 billion in 1998, $2.9 billion in 1997 and $2.7 billion in 1996. The $326 million increase from 1997 to 1998 resulted primarily from an increase in net earnings. The $181 million increase from 1996 to 1997 resulted primarily from an increase in the air traffic liability due to higher advanced sales.

       Capital expenditures in 1998 totaled $2.7 billion, compared to $1.4 billion in 1997 and $523 million in 1996, and included purchase deposits on new aircraft orders of $870 million, aircraft acquisitions of approximately $850 million, and purchases of computer-related equipment totaling approximately $360 million. In 1998, American took delivery of 10 jet aircraft - six Boeing 757-200s and four Boeing 767-300ERs. American Eagle took delivery of 20 Embraer EMB-145s and five Super ATR aircraft. These expenditures, as well as the expansion of certain airport facilities, were funded primarily with internally generated cash, except for (i) the Embraer aircraft acquisitions which were funded through secured debt agreements, and (ii) five Boeing 757-200 aircraft which were financed through sale-leaseback transactions. During 1998, The Sabre Group invested approximately $140 million for a 35 percent interest in ABACUS International Ltd. The Company made acquisitions and other investments of $137 million, which relate primarily to the acquisition of Reno Air in December 1998. Proceeds from the sale of equipment and property of $293 million in 1998 include proceeds received upon the delivery of two of American's McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx) in accordance with the 1995 agreement between the two parties, 10 ATR 42 aircraft, and other aircraft equipment sales.

       At December 31, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, six Boeing 757-200s, four Boeing 767-300ERs, 75 Embraer EMB-135s, 30 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft commence in 1999 and will continue through 2005. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will approximate $2.7 billion in 1999, $2.0 billion in 2000, $1.6 billion in 2001 and an aggregate of approximately $1.5 billion in 2002 through 2005. In addition to these commitments for aircraft, the Company expects to spend approximately $1.5 billion related to modifications to aircraft, renovations of -- and additions to -- airport and office facilities, and the acquisition of various other equipment and assets in 1999, of which approximately $625 million has been authorized by the Company's Board of Directors. The Company expects to fund its 1999 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and some new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

       For the year ended December 31, 1998, a total of approximately 14.3 million shares of the Company's common stock were purchased by the Company under three separate share repurchase programs at a total cost of approximately $945 million. The Company expects to spend approximately $400 million by the end of the first quarter of 1999 to complete the $500 million share repurchase program initiated in October 1998. On March 17, 1999, the Company's Board of Directors authorized management to repurchase up to an additional $500 million of the Company's outstanding common stock. Share repurchases may be made from time to time, depending on market conditions, and may be discontinued at any time.

       In 1997, the Board of Directors of The Sabre Group approved a stock repurchase program for The Sabre Group, under which The Sabre Group will repurchase, subject to certain business and market conditions, up to 1.5 million shares of The Sabre Group's Class A common stock. During 1998, a total of approximately 1.4 million shares were purchased by The Sabre Group at a total cost of approximately $49 million. In addition, on March 16, 1999, the Board of Directors of The Sabre Group approved an additional stock repurchase program for The Sabre Group, under which The Sabre Group will repurchase, subject to certain business and market conditions, up to one million shares of The Sabre Group's Class A common stock.

       At December 31, 1998, the Company owned approximately 3.1 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. (Equant), which completed an initial public offering in July 1998. As of December 31, 1998, the estimated fair value of these depository certificates was approximately $210 million, based upon the publicly-traded market value of Equant common stock. In connection with a secondary offering of Equant, the Company sold approximately 900,000 depository certificates in February 1999 for net proceeds of $66 million. The remaining depository certificates are subject to a final reallocation between the owners of the certificates during 1999 and thus, the number of certificates owned by the Company is subject to change.

       American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1998, no borrowings were outstanding under the agreement.

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

YEAR 2000 READINESS

STATE OF READINESS In 1995, the Company implemented a project (the Year 2000 Project) intended to ensure that hardware and software systems operated by the Company, including software licensed to or operated for third parties by The Sabre Group, are designed to operate and properly manage dates beyond December 31, 1999 (Year 2000 Readiness). The Company has assessed (i) the Company's over 1,000 information technology and operating systems that will be utilized after December 31, 1999 (IT Systems); (ii) non-information technology systems, including embedded technology, facilities, and other systems (Non-IT Systems); and (iii) the Year 2000 Readiness of its critical third party service providers. The Year 2000 Project consists of six phases: (i) awareness, (ii) assessment,
(iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and
(vi) creation of business continuity strategy, including plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 Readiness, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British Standards Institution.

IT Systems The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has completed the testing and validation phase and quality assurance review phase for 94 percent of its IT Systems, including its computer reservations and flight operating systems that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of February 28, 1999, approximately 38 percent of the IT Systems (including the computer reservations systems) are already processing Year 2000 dates correctly.

     Using dedicated testing environments and applying rigorous test standards, the Company is actively testing its other IT Systems to determine if they are Year 2000 ready or if further remediation is necessary. The Company expects to complete the testing and validation phase and quality assurance review phase for its remaining IT Systems, and the upgrading of certain hardware and software that supports its IT Systems by June 30, 1999.

Non-IT Systems The Company has substantially completed the testing and validation of its critical Non-IT Systems, such as aircraft avionics and flight simulators, and expects to complete the remainder of the testing and validation phase and the quality assurance review phase by June 30, 1999. In addition, the Company expects to complete the quality assurance review phase for substantially all of its other Non-IT Systems by June 30, 1999. The Company believes that its business, financial condition, and results of operations would not be materially adversely affected, and that it has adequate contingency plans to ensure business continuity if its other Non-IT Systems are not Year 2000 ready.

Third Party Services The Company relies on third party service providers for many items, such as the Federal Aviation Administration, the Department of Transportation, airport authorities, telecommunications, electrical power, and data and credit card transaction processing. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company has polled its critical service providers regarding their Year 2000 plans and state of readiness. The Company has received responses from approximately 68 percent of its critical service providers, other than providers of discretionary services that will not materially adversely affect the Company's business, financial condition, and results of operations. Most of the respondees assured the Company that their software and hardware is or will be Year 2000 ready. To the extent practical, the Company intends to seek alternatives for third party service providers that have not responded to their Year 2000 Readiness by June 30, 1999.

COSTS OF YEAR 2000 PROJECT The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $215 to $250 million, of which approximately $180 million was incurred as of December 31, 1998. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.

RISKS OF YEAR 2000 NON-READINESS The economy in general, and the travel and transportation industries in particular, may be adversely affected by risks associated with the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by third party service providers upon which the Company relies are not Year 2000 ready in time. There can be no assurance that these systems will continue to properly function and interface and will otherwise be Year 2000 ready. Management believes that its most likely Year 2000 risks relate to the failure of third parties with whom it has material relationships to be Year 2000 ready.

BUSINESS CONTINUITY PLANS To the extent practical, the Company is identifying the most likely Year 2000 failures in an effort to develop and refine plans to continue its business in the event of failures of the Company's or third parties' systems to be Year 2000 ready. These plans include performing certain processes manually; maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted date data supplied by third parties; repairing or obtaining replacement systems; and reducing or suspending certain aspects of the Company's services or operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to be Year 2000 ready, the Company will continue to refine its contingency plans during 1999.

The costs of the project and the date on which the Company plans to complete the Year 2000 Readiness program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of third parties to be Year 2000 ready and similar uncertainties.

NEW EUROPEAN CURRENCY In January 1999, certain European countries established fixed conversion rates between their currencies and a new common currency unit called the "euro". The transition period for the introduction of the euro is between January 1, 1999 and June 30, 2002. In 1997, the Company implemented a project intended to ensure that software systems operated by the Company's businesses as well as software licensed to or operated for third parties by The Sabre Group were designed to properly handle the euro. The Company completed the project in 1998.

DALLAS LOVE FIELD In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American joined in this litigation. On October 15, 1998, the state district court granted summary judgment in favor of Fort Worth and American, which summary judgment is being appealed to the Fort Worth Court of Appeals. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance is enforceable, the DFW Use Agreement prohibits American and other DFW signatory airlines from moving any interstate operations to Love Field. These claims remain unresolved. Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore, not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth and American have appealed the DOT's order to the Fifth Circuit Court of Appeals.

       As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

       In the second half of 1998, American initiated limited intrastate jet service to Austin from Love Field.

OUTLOOK FOR 1999

During 1998, the Company created and began implementing a new strategic framework based on four key objectives. The first objective is to invest in and grow American and American Eagle - consistent with market conditions - to preserve and enhance the Company's leadership in the U.S. airline industry. The second objective is to offer the Company's customers the world's most comprehensive and powerful airline network through a combination of the industry's strongest domestic route system, the premier regional carrier, increased international flying and the broadest and best-executed set of airline alliances. The third objective is to make The Sabre Group the world's leading provider of information technology for the travel and transportation industries. The fourth objective is to create a corporate culture within AMR that involves and excites every employee in all of the Company's businesses. During 1999, the Company is expected to continue to focus on these four key objectives of the new strategic plan.

AIRLINE GROUP The Company expects 1999 to be another good year for the Airline Group despite the economic uncertainties, primarily in the international markets, the deterioration in domestic yields experienced in the fourth quarter of 1998, the increase in industry capacity both domestically and internationally, and the activities of the APA in February 1999 that resulted in numerous cancellations across American's system. American expects that the downward pressure on domestic yields experienced in the fourth quarter of 1998, which was primarily due to heavier fare sale activity, a leveling off of the growth in full fare domestic traffic, and the impact of international yield decreases on domestic yields, may continue. In 1999, American's total system capacity is expected to increase by approximately four percent, which includes domestic growth of 2.5 percent and international growth of approximately 7.5 percent. The recently announced formation of oneworld(TM), the global alliance linking American's network and frequent flyer program with British Airways, Canadian Airlines, Cathay Pacific and Qantas - and later this year Finnair and Iberia - coupled with the expansion of other code-share alliances, the acquisitions of Reno Air and Business Express, which was completed by American Eagle in March of 1999, the broad marketing alliances created between American and US Airways and Alaska Airlines, and the delivery of new jet aircraft at both American and American Eagle will enable the Airline Group to further strengthen its network both domestically and internationally during 1999. However, the Company continues to evaluate the implications of further accelerating the retirement of certain aircraft in order to keep the Company's capacity growth in line with general economic conditions.

       Pressure to reduce costs will continue, although the volatility of fuel prices makes any prediction of overall costs very difficult. Excluding fuel, the Company anticipates an increase in unit costs of about one percent, driven primarily by higher labor costs associated with the normal seniority and scale increases in the union contracts and an increase in training costs, landing fees, airport facility rent expense and various other inflationary pressures. The increase in costs is partially offset by expected savings in maintenance, materials and repairs expense on the Company's existing fleet, partially due to the Company's announcement in late 1998 that it will retire an additional eight McDonnell Douglas DC-10-10 and two additional Boeing 727-200 aircraft earlier than anticipated, which will save the Company approximately $40 million during the next three years in aircraft maintenance and modification costs. The Company expects to also benefit from maintenance savings associated with new aircraft deliveries and commission expense savings as a result of changes made in late 1998 to the international commission structure and a decrease in the percentage of commissionable transactions. Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. The impact of the aircraft depreciation changes is expected to result in an approximate $165 million decrease in 1999 depreciation expense. In addition, the Company will depreciate its new Boeing 737-800s and Boeing 777-200IGWs over a period of 25 and 30 years, respectively, with a 10 percent residual value.

       In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. On February 10, 1999, American obtained a temporary restraining order prohibiting the union from unilaterally taking actions outside the terms allowed under the collective bargaining agreement. Because of certain actions by the APA and its leaders, American filed a motion to have the APA and its leaders held in contempt of the court's temporary restraining order. The court granted that motion on February 13, 1999, and the airline's operations thereafter returned to normal. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation. The Company estimates that the illegal pilot job action resulted in a pre-tax earnings impact of approximately $200 to $225 million during the first quarter of 1999.

THE SABRE GROUP The Company expects continued profitability and revenue growth for The Sabre Group in 1999. Revenues from The Sabre Group's existing outsourcing customers, including American, US Airways and Canadian, are expected to be the same as or less than 1998 revenues as The Sabre Group will have completed Year 2000 efforts for American and Canadian and most of the migration services for US Airways. The Company, however, expects strong revenue growth from outsourcing contracts signed in 1998, new contracts expected in 1999, and from software development and real-time processing services. Additionally, the Company expects overall revenue growth from the electronic travel distribution business to be consistent with prior years. While the Company anticipates a decline in domestic airline bookings growth in 1999, the Company expects to compensate for the decline with growth in international bookings, market share gains worldwide, price increases and revenues from new promotional and marketing products. The Company expects an improved operating margin for The Sabre Group in 1999 due to a reduction in its Year 2000 Readiness program activity as the Year

2000 Project is nearing completion. In addition, the Company expects improved margins on the US Airways contract as the migration services will be completed in early 1999 and the contract will be moving to steady state. The Company expects selling, general and administrative expenses for The Sabre Group will increase in 1999 as a result of sales growth initiatives and increased administrative requirements to support The Sabre Group's growth.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, expectations as to results of operations and financial condition, including changes in capacity, revenues and unit costs, expectations as to future financing needs, Year 2000 and euro readiness, overall economic projections and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

UNCERTAINTY OF FUTURE COLLECTIVE BARGAINING AGREEMENTS AND EVENTS The Company's operations could be adversely affected by failure of the Company to reach agreement with any labor union representing the Company's employees or by an agreement with a labor union representing the Company's employees that contains terms which prevent the Company from competing effectively with other airlines. In addition, a dispute between the Company and an employee work group (outside the confines of a collective bargaining agreement) could adversely impact the Company's operations.

ECONOMIC AND OTHER CONDITIONS The airline industry is affected by changes in national, regional and local economic conditions, inflation, war or political instability (or the threat thereof), consumer preferences and spending patterns, demographic trends, consumer perceptions of airline safety, costs of safety and security measures, and weather.

COMMODITY PRICES Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that the Airline Group would be able to pass on increased fuel prices to its customers by increasing fares.

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of the Airline Group's routes is highly competitive. On most of its non-stop routes, the Airline Group competes with at least one, and usually more than one, major domestic airline, as well as low-cost carriers. The Airline Group also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Airline Group's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields.

COMPETITION FOR THE SABRE GROUP The markets in which The Sabre Group's electronic travel distribution and information technology solution businesses competes in are highly competitive. The Sabre Group's electronic travel distribution business competes primarily against other large and well-established global distribution systems and is always faced with the potential of new competitors, particularly as new channels for distribution develop. The Sabre Group's information technology solutions business competes against solutions companies, full-service providers of technology outsourcing and against smaller companies that offer a limited range of products. Increased competition could cause The Sabre Group to reduce prices, to increase spending on marketing or product development or to otherwise take actions that might adversely affect its operating earnings.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., new regulations which would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards, and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

YEAR 2000 READINESS The Company's operations could be adversely affected to the extent its systems or the systems of third parties fail to process Year 2000 dates correctly.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note 6 to the consolidated financial statements for accounting policies and additional information.

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing fuel swap and fuel option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 1998 and 1997 cost per gallon of fuel. Based on projected 1999 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $73 million in 1999, net of fuel hedge instruments outstanding at December 31, 1998. Comparatively, based on projected 1998 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $110 million in 1998, net of fuel hedge instruments outstanding at December 31, 1997. The change in market risk is due primarily to the Company having more hedge instruments outstanding at December 31, 1998 as compared to December 31, 1997. As of December 31, 1998, the Company had hedged approximately 48 percent of its 1999 fuel requirements and approximately 19 percent of its 2000 fuel requirements, compared to approximately 23 percent of its 1998 fuel requirements hedged at December 31, 1997.

FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the British pound, Japanese yen, and various Latin and South American currencies. The Company uses options to hedge a portion of its anticipated foreign currency-denominated net cash flows. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 1998 and 1997 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $22 million and $24 million for the years ending December 31, 1999 and 1998, respectively, net of hedge instruments outstanding at December 31, 1998 and 1997, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 1999 and 1998 foreign currency-denominated revenues and expenses as of December 31, 1998 and 1997. Furthermore, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

INTEREST The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately six percent and five percent, respectively, of its total long-term debt, and interest rate swaps on notional amounts of approximately $1.1 billion and $1.4 billion, respectively, at December 31, 1998 and 1997. If interest rates average 10 percent more in 1999 than they did during 1998, the Company's interest expense would increase by approximately $6 million and interest income from cash and short-term investments would increase by approximately $12 million. In comparison, at December 31, 1997, the Company estimated that if interest rates averaged 10 percent more in 1998 than they did during 1997, the Company's interest expense would have increased by approximately $10 million and interest income from cash and short-term investments would have increased by approximately $14 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 1998 and 1997.

       Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $96 million and $105 million as of December 31, 1998 and 1997, respectively. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

INVESTMENTS The Company is subject to market risk related to its ownership of approximately 3.1 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant. The estimated fair value of these depository certificates was approximately $210 million as of December 31, 1998, based upon the market value of Equant common stock. In February 1999, in connection with a secondary offering of Equant, AMR sold approximately 900,000 depository certificates for net proceeds of $66 million. The remaining depository certificates are subject to a final reallocation between the owners of the certificates during 1999 and thus, the number of certificates owned by the Company is subject to change.

       In addition, the Company holds investments in certain other entities, primarily foreign airlines, which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Report of Independent Auditors                                      31

Consolidated Statements of Operations                               32

Consolidated Balance Sheets                                         34

Consolidated Statements of Cash Flows                               36

Consolidated Statements of Stockholders' Equity                     37

Notes to Consolidated Financial Statements                          38

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


       We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 18, 1999, except for the last
   paragraph of Note 2 and the
   last paragraph of Note 3, for
   which the date is February 22, 1999.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                                          Year Ended December 31,
                                                                   --------------------------------------
                                                                     1998           1997           1996
                                                                   --------       --------       --------
REVENUES
   Airline Group:
     Passenger - American Airlines, Inc.                           $ 14,695       $ 14,310       $ 13,645
               - AMR Eagle                                            1,121          1,017          1,047
     Cargo                                                              656            687            682
     Other                                                              977            889            837
                                                                   --------       --------       --------
                                                                     17,449         16,903         16,211

   The Sabre Group                                                    2,306          1,789          1,625
   Other revenues                                                       119             95            102
   Less: Intersegment revenues                                         (669)          (603)          (574)
                                                                   --------       --------       --------
     Total operating revenues                                        19,205         18,184         17,364
                                                                   --------       --------       --------

EXPENSES
   Wages, salaries and benefits                                       6,507          6,056          5,706
   Aircraft fuel                                                      1,604          1,923          1,936
   Depreciation and amortization                                      1,287          1,225          1,185
   Commissions to agents                                              1,226          1,278          1,252
   Maintenance, materials and repairs                                   937            863            687
   Other rentals and landing fees                                       875            876            874
   Food service                                                         675            677            672
   Aircraft rentals                                                     569            574            616
   Other operating expenses                                           3,187          2,805          2,629
                                                                   --------       --------       --------
     Total operating expenses                                        16,867         16,277         15,557
                                                                   --------       --------       --------
OPERATING INCOME                                                      2,338          1,907          1,807

OTHER INCOME (EXPENSE)
   Interest income                                                      140            140             82
   Interest expense                                                    (372)          (420)          (514)
   Interest capitalized                                                 104             20             10
   Gain on sale of stock by subsidiary                                   --             --            497
   Miscellaneous - net                                                  (46)           (23)          (286)
                                                                   --------       --------       --------
                                                                       (174)          (283)          (211)
                                                                   --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND EXTRAORDINARY LOSS                                       2,164          1,624          1,596
Income tax provision                                                    858            651            513
                                                                   --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY LOSS                                                 1,306            973          1,083
INCOME FROM DISCONTINUED OPERATIONS, NET OF
   APPLICABLE INCOME TAXES                                                8             12             22
                                                                   --------       --------       --------
INCOME BEFORE EXTRAORDINARY LOSS                                      1,314            985          1,105
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                                   --             --            (89)
                                                                   --------       --------       --------
NET EARNINGS                                                       $  1,314       $    985       $  1,016
                                                                   ========       ========       ========


--------------------------------------------------------------------------------
Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                      1998          1997           1996
                                                   ---------      ---------      ---------
EARNINGS APPLICABLE TO COMMON SHARES               $   1,314      $     985      $   1,016
                                                   =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC
     Income from continuing operations before
       extraordinary loss                          $    7.73      $    5.45      $    6.29
     Discontinued operations                            0.05           0.07           0.12
     Extraordinary loss                                   --             --          (0.51)
                                                   ---------      ---------      ---------

     Net earnings                                  $    7.78      $    5.52      $    5.90
                                                   =========      =========      =========

   DILUTED
     Income from continuing operations before
       extraordinary loss                          $    7.48      $    5.32      $    5.95
     Discontinued operations                            0.04           0.07           0.12
     Extraordinary loss                                   --             --          (0.48)
                                                   ---------      ---------      ---------

     Net earnings                                  $    7.52      $    5.39      $    5.59
                                                   =========      =========      =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions)
--------------------------------------------------------------------------------

                                                                                   December 31,
                                                                                -------------------
                                                                                1998         1997
                                                                               -------      -------
ASSETS

CURRENT ASSETS
   Cash                                                                        $    95      $    62
   Short-term investments                                                        1,978        2,370
   Receivables, less allowance for uncollectible
     accounts (1998 - $31; 1997 - $18)                                           1,543        1,301
   Inventories, less allowance for obsolescence
     (1998 - $214; 1997 - $203)                                                    596          626
   Deferred income taxes                                                           476          406
   Other current assets                                                            187          221
                                                                               -------      -------
     Total current assets                                                        4,875        4,986

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                    13,688       13,002
   Less accumulated depreciation                                                 4,976        4,459
                                                                               -------      -------
                                                                                 8,712        8,543

   Purchase deposits for flight equipment                                        1,624          754

   Other equipment and property, at cost                                         4,243        3,966
   Less accumulated depreciation                                                 2,340        2,190
                                                                               -------      -------
                                                                                 1,903        1,776
                                                                               -------      -------
                                                                                12,239       11,073

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                              3,159        2,980
   Other equipment and property                                                    267          273
                                                                               -------      -------
                                                                                 3,426        3,253
   Less accumulated amortization                                                 1,279        1,167
                                                                               -------      -------
                                                                                 2,147        2,086

OTHER ASSETS
   Route acquisition costs, less accumulated amortization
     (1998 - $240; 1997 - $211)                                                    916          945
   Airport operating and gate lease rights, less accumulated amortization
     (1998 - $161; 1997 - $143)                                                    312          325
   Prepaid pension cost                                                            304          382
   Other                                                                         1,510        1,062
                                                                               -------      -------
                                                                                 3,042        2,714
                                                                               -------      -------

TOTAL ASSETS                                                                   $22,303      $20,859
                                                                               =======      =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                          December 31,
                                                                     -----------------------
                                                                       1998           1997
                                                                     --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $  1,152       $  1,028
   Accrued salaries and wages                                             991            879
   Accrued liabilities                                                  1,131          1,091
   Air traffic liability                                                2,163          2,044
   Current maturities of long-term debt                                    48            395
   Current obligations under capital leases                               154            135
                                                                     --------       --------
     Total current liabilities                                          5,639          5,572

LONG-TERM DEBT, LESS CURRENT MATURITIES                                 2,436          2,248


OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                             1,764          1,629


OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                1,491          1,112
   Deferred gains                                                         573            610
   Postretirement benefits                                              1,649          1,573
   Other liabilities and deferred credits                               2,053          1,899
                                                                     --------       --------
                                                                        5,766          5,194


COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
   Common stock - $1 par value; shares authorized: 750,000,000;
     shares issued: 1998 and 1997 - 182,278,766                           182            182
   Additional paid-in capital                                           3,075          3,104
   Treasury shares at cost: 1998 - 20,927,692; 1997 - 9,080,832        (1,288)          (485)
   Accumulated other comprehensive income                                  (4)            (4)
   Retained earnings                                                    4,733          3,419
                                                                     --------       --------
                                                                        6,698          6,216
                                                                     --------       --------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 22,303       $ 20,859
                                                                     ========       ========


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                   1998          1997         1996
                                                                 -------       -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                                  $ 1,314       $   985       $ 1,016
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation                                                1,006           977           948
       Amortization                                                  281           248           237
       Deferred income taxes                                         312           363           217
       Gain on disposition of equipment and property                 (19)          (24)           --
       Gain on sale of stock by subsidiary                            --            --          (497)
       Provisions for losses                                          --            --           251
       Extraordinary loss                                             --            --           136
       Change in assets and liabilities:
         Decrease (increase) in receivables                         (242)           12          (225)
         Increase in inventories                                     (35)          (41)          (66)
         Increase in accounts payable
           and accrued liabilities                                   268           117           261
         Increase in air traffic liability                           119           155           423
       Other, net                                                    191            77           (13)
                                                                 -------       -------       -------
         Net cash provided by operating activities                 3,195         2,869         2,688

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures, including purchase deposits
     on flight equipment                                          (2,661)       (1,358)         (523)
   Net decrease (increase) in short-term investments                 392          (627)         (924)
   Proceeds from sale of equipment and property                      293           305           257
   Acquisitions and other investments                               (137)           --            --
   Investment in joint ventures, net                                (135)           --            --
                                                                 -------       -------       -------
         Net cash used for investing activities                   (2,248)       (1,680)       (1,190)

CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations         (547)         (648)       (2,130)
   Repurchase of common stock                                       (994)         (740)           --
   Proceeds from:
     Sale-leaseback transactions                                     270            --            --
     Issuance of long-term debt                                      246            --            --
     Exercise of stock options                                       111           200            25
     Sale of stock by subsidiary                                      --            --           589
                                                                 -------       -------       -------
         Net cash used for financing activities                     (914)       (1,188)       (1,516)
                                                                 -------       -------       -------

Net increase (decrease) in cash                                       33             1           (18)
Cash at beginning of year                                             62            61            79
                                                                 -------       -------       -------

Cash at end of year                                              $    95       $    62       $    61
                                                                 =======       =======       =======

FINANCING ACTIVITIES NOT AFFECTING CASH
     Capital lease obligations incurred                          $   270       $    --       $    --
                                                                 =======       =======       =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except shares and per share amounts)
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                   Additional                   Other
                                           Preferred    Common      Paid-in      Treasury   Comprehensive  Retained
                                            Stock        Stock      Capital       Stock        Income      Earnings     Total
                                           ---------    -------    ----------    --------   -------------  --------    -------
Balance at January 1, 1996                 $    78      $   152     $ 2,163      $    --      $   (91)     $ 1,418     $ 3,720
Net earnings                                    --           --          --           --           --        1,016       1,016
Adjustment for minimum pension
  liability, net of tax benefit of $13          --           --          --           --          (21)          --         (21)
Unrealized loss on investments, net of
  tax benefit of $1                             --           --          --           --           (2)          --          (2)
Reversal of unrealized loss on
  investment in Canadian Airlines
  International Limited                         --           --          --           --           91           --          91
                                                                                                                       -------
       Total comprehensive income                                                                                        1,084
Issuance of 27,853,548 shares upon
   conversion of convertible
   subordinated debentures and
   preferred stock, net of conversion
   fees and issuance costs                     (78)          28         867           --           --           --         817
Issuance of 1,403,656 shares pursuant
   to stock option, deferred stock and
   restricted stock incentive plans             --            2          45           --           --           --          47
                                           -------      -------     -------      -------      -------      -------     -------
Balance at December 31, 1996                    --          182       3,075           --          (23)       2,434       5,668
Net earnings                                    --           --          --           --           --          985         985
Adjustment for minimum pension
  liability, net of tax expense of $13          --           --          --           --           19           --          19
                                                                                                                       -------
       Total comprehensive income                                                                                        1,004
Issuance of 312,140 shares pursuant to
   stock option, deferred stock and
   restricted stock incentive plans             --           --          13           --           --           --          13
Issuance of 11,500,000 stock options
   at $5 below market value at date of
   grant                                        --           --          58           --           --           --          58
Repurchase of 14,086,750 common shares          --           --          --         (740)          --           --        (740)
Issuance of 5,005,918 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit
   of $15                                       --           --         (42)         255           --           --         213
                                           -------      -------     -------      -------      -------      -------     -------
Balance at December 31, 1997                    --          182       3,104         (485)          (4)       3,419       6,216
Net earnings and total comprehensive
  income                                        --           --          --           --           --        1,314       1,314
Repurchase of 14,342,008 common shares          --           --          --         (944)          --           --        (944)
Issuance of 2,495,148 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit
   of $17                                       --           --         (29)         141           --           --         112
                                           -------      -------     -------      -------      -------      -------     -------
Balance at December 31, 1998               $    --      $   182     $ 3,075      $(1,288)     $    (4)     $ 4,733     $ 6,698
                                           =======      =======     =======      =======      =======      =======     =======


--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION The consolidated financial statements include the accounts of AMR Corporation (AMR or the Company), its wholly-owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American), and its majority-owned subsidiaries, including The Sabre Group Holdings, Inc. (The Sabre Group). All significant intercompany transactions have been eliminated. The results of operations for AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. All share and per share amounts have been restated to give effect to the stock split on June 9, 1998, where appropriate. Certain amounts from prior years have been reclassified to conform with the 1998 presentation.

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

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                     Residual
                                                                 Depreciable Life                     Value
                                                                 ----------------------------      ----------
     Boeing 727-200 (Stage II)                                   December 31, 1999(1)                  None
     Boeing 727-200 (to be converted to Stage III)               December 31, 2003(1)                  None
     DC-10                                                       December 31, 2002(1)                  None
     Other American jet aircraft                                 20 years                                 5%
     Regional jet aircraft                                       16 years                                (2)
     Other regional aircraft and engines                         17 years                                10%
     Major rotable parts, avionics and assemblies                Life of equipment to which            0-10%
                                                                    applicable
     Improvements to leased flight equipment                     Term of lease                         None
     Buildings and improvements (principally on                  10-30 years or term of lease          None
        leased land)
     Furniture, fixtures and other equipment                     3-20 years                            None
     Capitalized software                                        3-10 years                            None

(1)    Approximate common retirement date.

(2)    Depreciated to guaranteed residual value.

       Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain American aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. In addition, the Company will depreciate its new Boeing 737-800s and Boeing 777-200IGWs over a period of 25 and 30 years, respectively, with a 10 percent residual value.

       Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives, and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 25 years for aircraft and seven to 40 years for other leased equipment and property.

MAINTENANCE AND REPAIR COSTS Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except engine overhaul costs incurred by AMR Eagle, which are accrued on the basis of hours flown.

INTANGIBLE ASSETS Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired. These assets are being amortized on a straight-line basis over 40 years for route authorities, 25 years for airport take-off and landing slots, and the term of the lease for airport gate leasehold rights.

CAPITALIZED SOFTWARE In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use development project. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

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

ELECTRONIC TRAVEL DISTRIBUTION REVENUES Revenues for airline travel reservations are recognized at the time of the booking of the reservation, net of estimated future cancellations. Revenues for car rental and hotel bookings and other travel providers are recognized at the time the reservation is used by the customer. Fees billed on service contracts are recognized as revenue in the month earned.

INFORMATION TECHNOLOGY SOLUTIONS REVENUES Revenues from information technology services are recognized in the period earned. Revenues from software license fees for standard software products are recognized when the software is delivered, fees are fixed and determinable, no undelivered elements are essential to the functionality of delivered software and collection is probable. Revenues on long-term software development and consulting contracts are recognized under the percentage of completion method of accounting. Losses, if any, on long-term contracts are recognized when the current estimate of total contract costs indicates a loss on a contract is probable. Fixed fees for software maintenance are recognized ratably over the life of the contract.

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $216 million, $204 million and $203 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

STATEMENTS OF CASH FLOWS Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

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

2. INVESTMENTS

       Short-term investments consisted of (in millions):

                                               December 31,
                                            -----------------
                                             1998       1997
                                            ------     ------
Overnight investments and time deposits     $  133     $  322
Corporate notes                                950        921
Asset backed securities                        498        428
U. S. Government agency mortgages              169        305
Other                                          228        394
                                            ------     ------

                                            $1,978     $2,370
                                            ======     ======

       Short-term investments at December 31, 1998, by contractual maturity included (in millions):

      Due in one year or less                    $  494
      Due after one year through three years      1,470
      Due after three years                          14
                                                 ------

                                                 $1,978
                                                 ======

       All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

       At December 31, 1998, the Company owned approximately 3.1 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. (Equant), which completed an initial public offering in July 1998. As of December 31, 1998, the estimated fair value of these depository certificates was approximately $210 million, based upon the publicly-traded market value of Equant common stock. The estimated fair value of the certificates was not readily determinable as of December 31, 1997. The carrying value (cost basis) of the Company's investment in the depository certificates as of December 31, 1998 and 1997 was de minimis.

       In connection with a secondary offering of Equant, the Company sold approximately 900,000 depository certificates in February 1999 for net proceeds of $66 million. The remaining depository certificates are subject to a final reallocation between the owners of the certificates during 1999 and thus, the number of certificates owned by the Company is subject to change.

3. COMMITMENTS AND CONTINGENCIES

       At December 31, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, six Boeing 757-200s, four Boeing 767-300ERs, 75 Embraer EMB-135s, 30 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft commence in 1999 and will continue through 2005. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will approximate $2.7 billion in 1999, $2.0 billion in 2000, $1.6 billion in 2001 and an aggregate of approximately $1.5 billion in 2002 through 2005. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $2.1 billion over the next five years related to modifications to aircraft, renovations of -- and additions to -- airport and office facilities, and the acquisition of various other equipment and assets. AMR expects to spend approximately $625 million of this authorized amount in 1999.

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

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In addition, in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. No significant gain or loss is expected to be recognized as a result of these transactions. Eight aircraft had been delivered as of December 31, 1998. The remaining 11 aircraft will be delivered between 2000 and 2002. The carrying value of the 11 remaining aircraft American has committed to sell was approximately $711 million as of December 31, 1998.

       AMR and American have included an event risk covenant in approximately $3.0 billion of debt and lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debentures or the debt obligations underlying the lease agreements is downgraded below certain levels.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $519 million of short-term investments.

       In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation. These actions adversely impacted the Company's first quarter 1999 net earnings.

4. LEASES

       AMR's subsidiaries lease various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998, were (in millions):

                                                       Capital        Operating
      Year Ending December 31,                         Leases           Leases
                                                      ---------       ---------
      1999                                            $   273         $ 1,012
      2000                                                341             951
      2001                                                323             949
      2002                                                274             904
      2003                                                191             919
      2004 and subsequent                               1,261          12,480
                                                      -------         -------
                                                        2,663(1)      $17,215(2)
                                                                      =======
      Less amount representing interest                   745
                                                      -------
      Present value of net minimum lease payments     $ 1,918
                                                      =======

      (1) Future minimum payments required under capital leases include $192 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

      (2) Future minimum payments required under operating leases include $6.1 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 1998, the Company had 187 jet aircraft and 39 turboprop aircraft under operating leases, and 86 jet aircraft and 63 turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       Rent expense, excluding landing fees, was $1.2 billion for 1998, 1997 and 1996.

5. INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                                                 December 31,
                                                                                      -----------------------------------
                                                                                           1998                  1997
                                                                                      -------------         -------------
      8.05% - 10.62% notes due through 2021                                           $         865         $         874
      Secured debt due through 2015
         (effective rates from 6.317% - 9.957% at December 31, 1998)                            857                   644
      9.0% - 10.20% debentures due through 2021                                                 437                   437
      6.0% - 7.10% bonds due through 2031                                                       176                   176
      Variable rate indebtedness due through 2024
         (3.55% at December 31, 1998)                                                            86                    86
      Other                                                                                      15                    31
                                                                                      -------------         -------------

      Long-term debt, less current maturities                                         $       2,436         $       2,248
                                                                                      =============         =============

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1999 - $48 million; 2000 - $244 million; 2001 - $451 million; 2002 - $83 million; 2003 - $47 million.

       During 1996, AMR repurchased and/or retired prior to scheduled maturity approximately $1.1 billion in face value of long-term debt and capital lease obligations. Cash from operations provided the funding for the repurchases and retirements. These transactions resulted in an extraordinary loss of $136 million ($89 million after tax) in 1996.

       American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1998, no borrowings were outstanding under the agreement.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $929 million. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 1998, under the most restrictive provisions of those debt and credit facility agreements, approximately $2.6 billion of the retained earnings of American were available for payment of dividends to AMR.

       Cash payments for interest, net of capitalized interest, were $277 million, $410 million and $520 million for 1998, 1997 and 1996, respectively.

6. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       As part of the Company's risk management program, AMR uses a variety of financial instruments, including interest rate swaps, fuel swap and option contracts and currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1998, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                         December 31,
                                        -----------------------------------------------
                                                1998                      1997
                                        ----------------------   ----------------------
                                        Notional                 Notional
                                         Amount     Fair Value   Amount      Fair Value
                                        --------    ----------   --------    ----------
      Interest rate swap agreements      $1,054      $   38      $1,410      $   12

       The fair values represent the amount the Company would receive if the agreements were terminated at December 31, 1998 and 1997, respectively.

       At December 31, 1998, the weighted-average remaining life of the interest rate swap agreements in effect was 4.2 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                                     December 31,
                                         -------------------------------------
                                              1998                  1997
                                         ---------------       ---------------
       Average floating rate                 5.599%                5.844%
       Average fixed rate                    6.277%                5.901%

       Floating rates are based primarily on LIBOR and may change significantly, affecting future cash flows.

       FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap and option contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Under the fuel option agreements, American pays a premium to cap prices at a fixed level. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains or losses on fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into option contracts are recorded as a prepaid expense and amortized to fuel expense over the respective contract periods. Gains and losses on fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1998, American had fuel hedging agreements with broker-dealers on approximately two billion gallons of fuel products, which represents approximately 48 percent of its expected 1999 fuel needs and approximately 19 percent of its expected 2000 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1998, representing the amount the Company would pay to terminate the agreements, totaled $108 million.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through December 31, 1999, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 1998, the notional amount related to these options totaled approximately $597 million and the fair value, representing the amount AMR would receive to terminate the agreements, totaled approximately $10 million.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the yen-denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's currency exchange agreements, representing the amount the Company would pay to terminate the agreements, were (in millions):

                                                            December 31,
                               -------------------------------------------------------------------------
                                              1998                                   1997
                               ----------------------------------     ----------------------------------
                                  Notional                               Notional
                                   Amount           Fair Value            Amount            Fair Value
                               --------------     ---------------     --------------      --------------
      Japanese yen              33.7 billion      $          (5)       24.5 billion       $         (15)

       The exchange rates on the Japanese yen agreements range from 66.50 to
118.35 yen per U.S. dollar.

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

                                                      December 31,
                                      -------------------------------------------
                                            1998                     1997
                                      ------------------      -------------------
                                      Carrying     Fair       Carrying     Fair
                                      Value       Value       Value       Value
                                      --------    ------      --------    ------
      8.05% - 10.62% notes            $  875      $  973      $1,249      $1,372
      Secured debt                       890       1,013         660         766
      9.0% - 10.20% debentures           437         531         437         540
      6.0% - 7.10% bonds                 176         189         176         194
      Variable rate indebtedness          86          86          86          86
      Other                               20          20          35          36
                                      ------      ------      ------      ------

                                      $2,484      $2,812      $2,643      $2,994
                                      ======      ======      ======      ======

       All other financial instruments, except for the investment in Equant, are either carried at fair value or their carrying value approximates fair value.

       In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133 to the Company's financial condition or results of operations.

7. INCOME TAXES

       The significant components of the income tax provision were (in millions):

                                             Year Ended December 31,
                            ---------------------------------------------------------
                                 1998                  1997                  1996
                            -------------         -------------         -------------
      Current               $         546         $         288         $         296
      Deferred                        312                   363                   217
                            -------------         -------------         -------------

                            $         858         $         651         $         513
                            =============         =============         =============

       The income tax provision includes a federal income tax provision of $741 million, $566 million and $452 million and a state income tax provision of $93 million, $71 million and $53 million for the years ended December 31, 1998, 1997 and 1996, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                                  Year Ended December 31,
                                                                --------------------------------------------------------
                                                                    1998                  1997                  1996
                                                                ------------          ------------          ------------
      Statutory income tax provision                            $        757          $        568          $        559
      State income tax provision, net                                     60                    46                    35
      Meal expense                                                        19                    21                    18
      Minority interest                                                   14                    12                     1
      Gain on sale of stock by subsidiary                                 --                    --                  (174)
      Change in valuation allowance                                       (4)                   --                    67
      Other, net                                                          12                     4                     7
                                                                ------------          ------------          ------------

      Income tax provision                                      $        858          $        651          $        513
                                                                ============          ============          ============

       The change in valuation allowance in 1998 relates to the utilization of foreign tax credits. The change in the valuation allowance in 1996 is primarily attributable to the write-off of AMR's investment in Canadian Airlines International Limited (Canadian) (see Note 14).

       The components of AMR's deferred tax assets and liabilities were (in millions):

                                                               December 31,
                                                           ---------------------
                                                            1998           1997
                                                           -------       -------
      Deferred tax assets:
         Postretirement benefits other than pensions       $   616       $   580
         Alternative minimum tax credit carryforwards          515           862
         Rent expense                                          376           322
         Frequent flyer obligation                             258           232
         Gains from lease transactions                         223           234
         Other                                                 405           412
         Valuation allowance                                   (68)          (72)
                                                           -------       -------
           Total deferred tax assets                         2,325         2,570
                                                           -------       -------

      Deferred tax liabilities:
         Accelerated depreciation and amortization          (3,097)       (2,963)
         Pensions                                              (54)          (94)
         Other                                                (189)         (219)
                                                           -------       -------
           Total deferred tax liabilities                   (3,340)       (3,276)
                                                           -------       -------

      Net deferred tax liability                           $(1,015)      $  (706)
                                                           =======       =======

       At December 31, 1998, AMR had available for federal income tax purposes approximately $515 million of alternative minimum tax credit carryforwards which are available for an indefinite period.

       Cash payments for income taxes were $560 million, $423 million and $194 million for 1998, 1997 and 1996, respectively.

8. COMMON AND PREFERRED STOCK

         In April 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend, subject to shareholder approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares. On May 20, 1998, the Company's shareholders approved the amendment, thereby increasing the total number of authorized shares of all classes of stock to 770 million, of which 20 million are shares of preferred stock (without par value) and 750 million are shares of common stock ($1 par value). The stock split was effective on June 9, 1998 for shareholders of record on May 26, 1998. All prior period share and earnings per share amounts have been restated to give effect to the stock split.

9. STOCK AWARDS AND OPTIONS

       Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 10,000,000 shares. The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan which expired May 18, 1998, will terminate no later than May 21, 2008. Options granted under the 1988 and 1998 Long Term Incentive Plans (collectively, the Plans) are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over five years following the date of grant and expire 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded.

       In 1998, 1997 and 1996, the total charge for stock compensation expense included in wages, salaries and benefits expense was $65 million, $75 million and $49 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was the fair market value of the underlying stock on the date of grant.

       Stock option activity was:

                                                                             Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                  1998                             1997                             1996
                                        --------------------------       --------------------------      ---------------------------
                                                          Weighted                        Weighted                          Weighted
                                                          Average                         Average                           Average
                                                          Exercise                        Exercise                          Exercise
                                         Options           Price          Options          Price          Options            Price
                                        ---------       ----------       ---------       ----------      ----------       ----------
       Outstanding at January 1         3,506,774       $    38.77       3,663,590       $    33.59       4,645,560       $    31.42
       Granted                          1,216,720            63.01         895,480            52.28         784,950            39.21
       Exercised                         (470,810)           31.82        (985,776)           32.17      (1,161,600)           29.70
       Canceled(1)                       (105,560)           42.34         (66,520)           33.82        (605,320)           31.48
                                        ---------                        ---------                       ----------

       Outstanding at December 31       4,147,124       $    46.60       3,506,774       $    38.77       3,663,590       $    33.59
                                        =========                        =========                       ==========

       (1) Includes 471,900 options canceled upon conversion to The Sabre Group stock options for 1996.

       The following table summarizes information about the stock options outstanding at December 31, 1998:

                                                                                                             Weighted
          Range of             Number of       Weighted Average                          Number of           Average
          Exercise              Options            Remaining      Weighted Average        Options            Exercise
           Prices             Outstanding         Life (years)     Exercise Price        Exercisable          Price
          ---------           -----------      ----------------   ----------------       -----------      -----------
            $22-$33              842,424             4.24         $     30.11              731,564        $    30.45
            $34-$42            1,251,060             6.94               37.81              603,810             37.66
            $43-$52            1,072,080             9.19               50.61              182,760             48.67
            $58-$73              981,560             9.27               67.58               68,840             58.11
                               ---------                                                 ---------

                               4,147,124             7.50         $     46.60            1,586,974        $    36.49
                               =========                                                 =========

       In May 1997, in conjunction with the labor agreement reached between American and members of the APA, the Company established the Pilots Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the APA the option to purchase 11.5 million shares of AMR stock at $41.69 per share, $5 less than the average fair market value of the stock on the date of grant, May 5, 1997. These shares were exercisable immediately.

       Pilot Plan option activity was:

                                              Year Ended December 31,
                                           -----------------------------
                                              1998              1997
                                           -----------       -----------
           Outstanding at January 1          7,438,220                --
           Granted                                  --        11,500,000
           Exercised                        (1,646,839)       (4,061,780)
                                           -----------       -----------

           Outstanding at December 31        5,791,381         7,438,220
                                           ===========       ===========

       The weighted-average grant date fair value of all stock option awards granted during 1998, 1997 and 1996 was $21.15, $11.00 and $12.90, respectively.

       Shares of deferred stock are awarded at no cost to officers and key employees under the Plans' Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                                 Year Ended December 31,
                                      --------------------------------------------
                                         1998             1997             1996
                                      ----------       ----------       ----------
      Outstanding at January 1         2,457,190        2,394,662        2,848,116
      Granted                            185,812          175,500          205,300
      Issued                            (190,911)         (67,340)        (109,448)
      Canceled(1)                        (50,559)         (45,632)        (549,306)
                                      ----------       ----------       ----------

      Outstanding at December 31       2,401,532        2,457,190        2,394,662
                                      ==========       ==========       ==========

       (1) Includes 420,800 shares canceled upon conversion to The Sabre Group stock options and awards for 1996.

       The weighted-average grant date fair value of career equity awards granted during 1998, 1997 and 1996 was $57.77, $54.98 and $39.64, respectively.

       A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the Plans. The fair value of the performance shares granted is equal to the market price of the Company's stock at the date of grant. The shares vest over a three-year performance period based upon AMR's ratio of cash flow to adjusted gross assets. Performance share activity was:

                                                 Year Ended December 31,
                                      --------------------------------------------
                                         1998             1997              1996
                                      ----------       ----------       ----------
      Outstanding at January 1         1,737,274        1,679,460        1,648,822
      Granted                            644,680          808,736          764,614
      Issued                            (205,458)        (190,766)        (137,008)
      Awards settled in cash            (522,234)        (513,064)        (356,176)
      Canceled(1)                        (88,646)         (47,092)        (240,792)
                                      ----------       ----------       ----------

      Outstanding at December 31       1,565,616        1,737,274        1,679,460
                                      ==========       ==========       ==========

       (1) Includes 181,102 shares canceled upon conversion to The Sabre Group stock awards for 1996.

       The weighted-average grant date fair value of performance share awards granted during 1998, 1997 and 1996 was $62.06, $52.28 and $39.41, respectively.

       There were approximately 21 million shares of AMR's common stock at December 31, 1998 reserved for the issuance of stock upon the exercise of options and the issuance of stock awards.

       The Sabre Group has established the 1996 Long Term Incentive Plan (1996
Plan), whereby its officers and other key employees may be granted stock options and other stock-based awards. Initially, 13 million shares of The Sabre Group's Class A Common Stock (Sabre Common Stock) were authorized to be issued under the 1996 Plan. At December 31, 1998, approximately five million options for Sabre Common Stock were outstanding under the 1996 Plan.

       In January 1998, in connection with the information technology services agreement executed between The Sabre Group and US Airways, The Sabre Group granted two tranches of stock options to US Airways, each to acquire three million shares of Sabre Common Stock. During certain periods, US Airways may select an alternative vehicle of substantially equivalent value in place of receiving stock. The first tranche of options is exercisable during the six month period ending two years after the transfer of US Airways' information technology assets, which occurred in January 1998, has an exercise price of $27 per share and is subject to a cap on share price of $90. The second tranche of options is exercisable during the 10-year period beginning on the fifth anniversary of the asset transfer date, has an exercise price of $27 per share and is subject to a cap on share price of $127. During 1998, a long-term liability and a related deferred asset equal to the number of options outstanding multiplied by the difference between the exercise price of the options and the market price of Sabre Common Stock were recorded. The asset and liability are adjusted based on changes in the market price of Sabre Common Stock. As of December 31, 1998, the liability relating to these options was $105 million. The deferred asset is being amortized over the 11-year non-cancelable portion of the agreement.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding net earnings and earnings per share has been determined as if the Company and The Sabre Group had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates ranging from 5.01% to 6.70%; dividend yields of 0%; expected stock volatility ranging from 25.4% to 32.0%; and expected life of the options of 4.5 years for all Plans, with the exception of The Pilot Plan which was 1.5 years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

       The Company's pro forma net earnings and earnings per share assuming the Company had accounted for its employee stock options using the fair value method would have resulted in 1998 net earnings of $1,311 million and basic and diluted earnings per share of $7.76 and $7.51, respectively, and 1997 net earnings of $960 million and basic and diluted earnings per share of $5.38 and $5.25, respectively. The pro forma impact of SFAS 123 on the Company's 1996 net earnings and earnings per share was not material.

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

       In October 1997, American spun off the portion of its defined benefit pension plan applicable to employees of The Sabre Group to the Legacy Pension Plan, a defined benefit plan established by The Sabre Group effective January 1, 1997. At the date of the spin-off, the net obligation attributable to The Sabre Group employees participating in American's plan was approximately $20 million. The Sabre Group also established The Sabre Group Retirement Plan (SGRP), a defined contribution plan. Upon establishment, substantially all employees of The Sabre Group under the age of 40 at December 31, 1996 and all new employees began participating in the SGRP. Costs for the SGRP were $16 million and $11 million in 1998 and 1997, respectively.

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

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of funded status as of December 31, 1998 and 1997 (in millions):

                                                          Pension Benefits            Other Benefits
                                                       ---------------------       ---------------------
                                                        1998          1997          1998          1997
                                                       -------       -------       -------       -------
      Reconciliation of benefit obligation
      Obligation at January 1                          $ 5,825       $ 5,166       $ 1,398       $ 1,213
         Service cost                                      224           189            57            48
         Interest cost                                     430           403           103            95
         Actuarial loss                                    330           475            81           109
         Benefit payments                                 (464)         (408)          (66)          (67)
         Settlements                                       (16)           --            --            --
                                                       -------       -------       -------       -------

      Obligation at December 31                        $ 6,329       $ 5,825       $ 1,573       $ 1,398
                                                       =======       =======       =======       =======


      Reconciliation of fair value of plan assets
      Fair value of plan assets at January 1           $ 5,219       $ 4,617       $    56       $    39
         Actual return on plan assets                      858           977             5             8
         Employer contributions                             78            33            76            76
         Benefit payments                                 (464)         (408)          (66)          (67)
         Settlements                                       (16)           --            --            --
                                                       -------       -------       -------       -------

      Fair value of plan assets at December 31         $ 5,675       $ 5,219       $    71       $    56
                                                       =======       =======       =======       =======


      Funded status
      Accumulated benefit obligation (ABO)             $ 5,187       $ 4,859       $ 1,573       $ 1,398
      Projected benefit obligation (PBO)                 6,329         5,825            --            --
      Fair value of assets                               5,675         5,219            71            56

      Funded status at December 31                        (654)         (606)       (1,502)       (1,342)
         Unrecognized loss (gain)                          709           788          (101)         (179)
         Unrecognized prior service cost                    68            63           (46)          (52)
         Unrecognized transition asset                     (11)          (20)           --            --
                                                       -------       -------       -------       -------

      Prepaid (accrued) benefit cost                   $   112       $   225       $(1,649)      $(1,573)
                                                       =======       =======       =======       =======

       At December 31, 1998 and 1997, plan assets of approximately $111 million and $92 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

       The following tables provide the components of net periodic benefit cost for the years ended December 31, 1998, 1997 and 1996 (in millions):

                                                                   Pension Benefits
                                                            -----------------------------
                                                            1998        1997        1996
                                                            -----       -----       -----
      Components of net periodic benefit cost
      Defined benefit plans:
         Service cost                                       $ 224       $ 189       $ 204
         Interest cost                                        430         403         375
         Expected return on assets                           (486)       (429)       (422)
         Amortization of:
            Transition asset                                  (11)        (11)        (11)
            Prior service cost                                  4           4           4
            Unrecognized net loss                              24          27          16
         Settlement loss                                        6          --          --
                                                            -----       -----       -----

         Net periodic benefit cost for defined benefit
            plans                                             191         183         166

      Defined contribution plans                              174         153         132
                                                            -----       -----       -----

      Total                                                 $ 365       $ 336       $ 298
                                                            =====       =====       =====

                                                          Other Benefits
                                                   -----------------------------
                                                   1998        1997        1996
                                                   -----       -----       -----
      Components of net periodic benefit cost
         Service cost                              $  57       $  48       $  58
         Interest cost                               103          95         102
         Expected return on assets                    (6)         (4)         (3)
         Amortization of:
            Prior service cost                        (5)         (5)         (5)
            Unrecognized net gain                     (2)         (9)         --
                                                   -----       -----       -----
         Net periodic benefit cost                 $ 147       $ 125       $ 152
                                                   =====       =====       =====

       The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997 (in millions):

                                                     Pension Benefits            Other Benefits
                                                  ---------------------       ---------------------
                                                   1998           1997         1998          1997
                                                  -------       -------       -------       -------
      Prepaid benefit cost                        $   297       $   377       $    --       $    --
      Accrued benefit liability                      (185)         (152)       (1,649)       (1,573)
      Additional minimum liability                    (13)          (11)           --            --
      Intangible asset                                  7             5            --            --
      Accumulated other comprehensive income            6             6            --            --
                                                  -------       -------       -------       -------

      Net amount recognized                       $   112       $   225       $(1,649)      $(1,573)
                                                  =======       =======       =======       =======

       The following assumptions were used by the Company in the measurement of the benefit obligation as of December 31:

                                          Pension Benefits      Other Benefits
                                          ----------------      ---------------
                                          1998       1997       1998       1997
                                          ----       ----       ----       ----
      Weighted-average assumptions
      Discount rate                       7.00%      7.25%      7.00%      7.25%
      Salary scale                        4.32       4.19         --         --
      Expected return on plan assets      9.50       9.50       9.50       9.50

       The assumed health care cost trend rate was five percent in 1998 and 1997, decreasing gradually to an ultimate rate of four percent by 2001.

       A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                     One percent    One percent
                                                      increase        decrease
                                                     -----------    -----------
      Impact on 1998 service and interest cost         $  23          $ (24)
      Impact on postretirement benefit obligation
        as of December 31, 1998                        $ 141          $(148)

11. EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

                                                                   Year Ended December 31,
                                                             -----------------------------------
                                                              1998           1997         1996
                                                             -------       -------       -------
       NUMERATOR:
          Numerator for basic earnings per share
            -earnings from continuing operations before
            extraordinary loss                               $ 1,306       $   973       $ 1,083

          Effect of dilutive securities:
            Interest upon assumed conversion of
              convertible subordinated debentures, net
              of tax                                              --            --            14(a)
            Dividends upon assumed conversion of
              convertible preferred stock                         --            --             1(a)
                                                             -------       -------       -------
                                                                  --            --            15
          Numerator for diluted earnings per
            share - earnings from continuing operations
            before extraordinary loss                        $ 1,306       $   973       $ 1,098
                                                             =======       =======       =======

       DENOMINATOR:
          Denominator for basic earnings per share -
            weighted-average shares                              169           178           172

          Effect of dilutive securities:
            Convertible subordinated debentures                   --            --             8
            Convertible preferred stock                           --            --             1
            Employee options and shares                           13            14             7
            Assumed treasury shares purchased                     (7)           (9)           (4)
                                                             -------       -------       -------
          Dilutive potential common shares                         6             5            12

          Denominator for diluted earnings per share -
            adjusted weighted-average shares                     175           183           184
                                                             =======       =======       =======

       Basic earnings per share from continuing
          operations before extraordinary loss               $  7.73       $  5.45       $  6.29
                                                             =======       =======       =======

       Diluted earnings per share from continuing
          operations before extraordinary loss               $  7.48       $  5.32       $  5.95
                                                             =======       =======       =======

(a)    Through date of actual conversion

12. DISCONTINUED OPERATIONS

       In September 1998, the Company announced plans to sell three of the companies within the Management Services Group that accounted for a substantial portion of that group's revenues and operating income: AMR Services, AMR Combs and TeleService Resources. As of December 31, 1998, the Company had reached agreements to sell all three companies and expects to complete the sales by the end of the first quarter or early part of the second quarter of 1999. As a result of the sales, the Company expects to record a significant gain during the first quarter of 1999.

       The results of operations for AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. The amounts shown are net of income taxes of approximately $6.7 million, $9.7 million and $14.8 million for 1998, 1997 and 1996, respectively. Revenues from the operations of AMR Services, AMR Combs and TeleService Resources were $513 million, $517 million and $519 million for 1998, 1997 and 1996, respectively.

13. GAIN ON SALE OF STOCK BY SUBSIDIARY

       During October 1996, The Sabre Group completed an initial public offering of 23,230,000 shares of Sabre Common Stock, representing 17.8 percent of its economic interest, at $27 per share for net proceeds of approximately $589 million. This transaction resulted in a reduction of the Company's economic interest in The Sabre Group from 100 percent to 82.2 percent. In accordance with the Company's policy of recognizing gains or losses on the sale of a subsidiary's stock based on the difference between the offering price and the Company's carrying amount of such stock, the Company recorded a $497 million gain. The issuance of stock by The Sabre Group was not subject to federal income taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," no income tax expense was recognized on the gain.

14. OTHER INCOME (EXPENSE) - MISCELLANEOUS

       Other income (expense) - miscellaneous, net included the following (in millions):

                                             Year Ended December 31,
                                          -----------------------------
                                          1998        1997        1996
                                          -----       -----       -----
      Minority interest                   $ (40)      $ (36)      $  (2)
      Canadian Airlines charges              --          --        (251)
      Litigation settlement/judgment         14          --         (21)
      Other, net                            (20)         13         (12)
                                          -----       -----       -----

                                          $ (46)      $ (23)      $(286)
                                          =====       =====       =====

       During 1996, the Company determined that the decline in the value of its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian was not temporary and, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," recorded a $192 million charge to write-off the investment. Additionally, the Company recorded a charge of $59 million to write-off certain deferred costs relating to the Company's agreement to provide a variety of services to Canadian.

15. SEGMENT REPORTING

       AMR's operations fall within two lines of business: the Airline Group and The Sabre Group. The Airline Group consists primarily of American, one of the largest scheduled passenger airlines and air freight carriers in the world, and AMR Eagle Holding Corporation (AMR Eagle), a separate subsidiary of AMR. At December 31, 1998, AMR Eagle owns two regional airlines which operate as "American Eagle", and provide connecting service to American. The Sabre Group provides electronic distribution of travel through its Sabre(R) computer reservations system and information technology solutions to the travel and transportation industries.

       In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       The Company evaluates performance and allocates resources based upon segment operating income, which is defined as income before interest, other non-operating income and expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company accounts for substantially all intersegment transactions at amounts which approximate current market prices.

       Financial information by reportable segment is as follows (in millions):

                                                      Airline     The Sabre
                                                       Group        Group        Total
                                                      -------     ---------     -------
      December 31, 1998
           Revenues from external customers           $17,396      $ 1,732      $19,128
           Intersegment revenues                           53          574          627
           Operating income                             1,951          350        2,301
           Depreciation and amortization expense        1,038          248        1,286
           Capital expenditures                         2,340          320        2,660
           Segment assets                              19,582        1,927       21,509

      December 31, 1997
           Revenues from external customers           $16,856      $ 1,263      $18,119
           Intersegment revenues                           47          526          573
           Operating income                             1,569          313        1,882
           Depreciation and amortization expense        1,038          185        1,223
           Capital expenditures                         1,139          218        1,357
           Segment assets                              18,708        1,504       20,212

      December 31, 1996
           Revenues from external customers           $16,170      $ 1,125      $17,295
           Intersegment revenues                           41          500          541
           Operating income                             1,442          330        1,772
           Depreciation and amortization expense        1,018          165        1,183
           Capital expenditures                           338          184          522
           Segment assets                              18,519        1,287       19,806

       The following provides a reconciliation of reportable segment revenues, operating income and assets to the Company's consolidated financial statement totals (in millions):

                                                                          Year Ended December 31,
                                                                --------------------------------------
                                                                  1998           1997           1996
                                                                --------       --------       --------
      Revenues
           Total external revenues for reportable segments      $ 19,128       $ 18,119       $ 17,295
           Intersegment revenues for reportable segments             627            573            541
           Other revenues (1)                                        119             95            102
           Elimination of intersegment revenues                     (669)          (603)          (574)
                                                                --------       --------       --------

               Total consolidated revenues                      $ 19,205       $ 18,184       $ 17,364
                                                                ========       ========       ========

      Operating income
           Total operating income for reportable segments       $  2,301       $  1,882       $  1,772
           Other operating income                                     37             25             35
                                                                --------       --------       --------

               Total consolidated operating income              $  2,338       $  1,907       $  1,807
                                                                ========       ========       ========

      Assets
           Total assets for reportable segments                 $ 21,509       $ 20,212       $ 19,806
           Other assets                                              285            241            241
           Unallocated amounts:
             Income tax assets                                       509            406            404
                                                                --------       --------       --------

               Total consolidated assets                        $ 22,303       $ 20,859       $ 20,451
                                                                ========       ========       ========

       (1) Revenues from segments below the quantitative threshold for determining reportable segments consist primarily of revenues from AMR Training Group, AMR Investment Services, Inc., Americas Ground Services and Airline Management Services.

       The Company's operating revenues by geographic region are summarized below (in millions):

                                            Year Ended December 31,
                                       ---------------------------------
                                        1998         1997         1996
                                       -------      -------      -------
      Domestic                         $13,546      $12,651      $11,979
      Latin America                      2,968        2,915        2,884
      Europe                             2,247        2,214        2,134
      Pacific                              444          404          367
                                       -------      -------      -------

      Total consolidated revenues      $19,205      $18,184      $17,364
                                       =======      =======      =======

       The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment for the Airline Group and location of customer for The Sabre Group.

       The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 1998 and 1997 (in millions, except per share amounts):

                                               First          Second         Third         Fourth
                                              Quarter        Quarter        Quarter        Quarter
                                             ---------      ---------      ---------      ---------
           1998 (*)
      Operating revenues                     $   4,634      $   4,924      $   5,046      $   4,601
      Operating income                             548            724            732            334
      Income from continuing operations            285            408            431            182
      Net earnings                                 290            409            433            182
      Earnings per common share:
           Basic
             From continuing operations           1.65           2.37           2.56           1.12
             Net earnings                         1.68           2.38           2.57           1.12
           Diluted
             From continuing operations           1.59           2.29           2.48           1.09
             Net earnings                         1.62           2.30           2.49           1.09

           1997 (*)
      Operating revenues                     $   4,323      $   4,614      $   4,706      $   4,541
      Operating income                             340            580            607            380
      Income from continuing operations            146            297            322            208
      Net earnings                                 152            302            323            208
      Earnings per common share:
           Basic
             From continuing operations           0.81           1.63           1.83           1.20
             Net earnings                         0.84           1.66           1.83           1.20
           Diluted
             From continuing operations           0.79           1.60           1.78           1.16
             Net earnings                         0.82           1.63           1.78           1.16

(*) Results for 1997 and the first and second quarters of 1998 have been restated for discontinued operations. The impact of the restated amounts was not material to any given quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 1999. Information concerning the executive officers is included in Part I of this report on page 13.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 1999.


                                     PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    The following financial statements and Independent Auditors'
              Report are filed as part of this report:

                                                                                                                     Page
                                                                                                                     ----
              Report of Independent Auditors                                                                          31

              Consolidated Statements of Operations for the Years Ended
              December 31, 1998, 1997 and 1996                                                                     32-33

              Consolidated Balance Sheets at December 31, 1998 and 1997                                            34-35

              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996                                                                        36

              Consolidated Statements of Stockholders' Equity for the Years Ended
              December 31, 1998, 1997 and 1996                                                                        37

              Notes to Consolidated Financial Statements                                                           38-58

       (2) The following financial statement schedule and Independent Auditors' Report are filed as part of this report:

                                                                                           Page
                                                                                           ----
              Report of Independent Auditors                                                 68

              Schedule II       Valuation and Qualifying Accounts and Reserves               69

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

              3.2    Bylaws of AMR, amended as of November 18, 1998.

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

              10.2   Amended and Restated Employment Agreement among AMR,
                     American Airlines and Robert L. Crandall, dated January 21,
                     1998, incorporated by reference to Exhibit 10.2 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.3 Compensation and Benefit Agreement relative to the retirement of Robert L. Crandall, between AMR and Robert L.
                     Crandall, dated September 18, 1998.

              10.4   Irrevocable Executive Trust Agreement, dated as of May 1,
                     1992, between AMR and Wachovia Bank of North Carolina N.A., incorporated by reference to Exhibit 10(vv) to AMR's report on Form 10-K for the year ended December 31, 1992.

              10.5 Deferred Compensation Agreement, dated April 14, 1973, as amended March 1, 1975, between American and Robert L.
                     Crandall, incorporated by reference to Exhibit 10(c)(7) to American's Registration Statement No. 2-76709.

              10.6 Form of Executive's Termination Benefits Agreement incorporated by reference to Exhibit 10(p) to AMR's report on Form 10-K for the year ended December 31, 1985.

              10.7   Management Severance Allowance, dated as of February 23,
                     1990, for levels 1-4 employees of American Airlines, Inc., incorporated by reference to Exhibit 10(oo) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.8   Management Severance Allowance, dated as of February 23,
                     1990, for level 5 and above employees of American Airlines, Inc., incorporated by reference to Exhibit 10(pp) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.9 Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to
                     Exhibit 10(c)(11) to American's Registration Statement No.
                     2-76709.

              10.10 Directors Stock Equivalent Purchase Plan, incorporated by reference to Exhibit 10(gg) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.11 Directors Stock Incentive Plan dated May 18, 1994, as amended, incorporated by reference to Exhibit 10.9 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.13  Deferred Compensation Agreement, dated as of December 27,
                     1995, between AMR and Howard P. Allen, incorporated by reference to Exhibit 10(sss) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.14  Deferred Compensation Agreement, dated as of January 31,
                     1990, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10(hh) to AMR's report on Form 10-K for the year ended December 31, 1989.

              10.15 Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan.

              10.16  Deferred Compensation Agreement, dated as of February 7,
                     1996, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10(ttt) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.17  Deferred Compensation Agreement, dated as of February 10,
                     1997, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.13 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.18  Deferred Compensation Agreement, dated as of February 19,
                     1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.19  Deferred Compensation Agreement, dated as of January 13,
                     1999, between AMR and Armando M. Codina.

              10.20  Deferred Compensation Agreement, dated as of February 9,
                     1996, between AMR and Charles T. Fisher, III, incorporated by reference to Exhibit 10(uuu) to AMR's report on Form
                     10-K for the year ended December 31, 1995.

              10.21  Deferred Compensation Agreement, dated as of January 30,
                     1997, between AMR and Charles T. Fisher, III, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.22  Deferred Compensation Agreement, dated as of February 19,
                     1998, between AMR and Charles T. Fisher, III, incorporated by reference to Exhibit 10.18 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.23  Deferred Compensation Agreement, dated as of February 16,
                     1999, between AMR and Charles T. Fisher, III.

              10.24  Deferred Compensation Agreement, dated as of February 23,
                     1996, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(vvv) to AMR's report on Form
                     10-K for the year ended December 31, 1995.

              10.25  Deferred Compensation Agreement, dated as of January 30,
                     1997, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10.17 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.26  Deferred Compensation Agreement, dated as of February 19,
                     1998, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10.21 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.27  Deferred Compensation Agreement, dated as of January 7,
                     1999, between AMR and Charles H. Pistor, Jr.

              10.28 Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to
                     Exhibit 10.22 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.29  Deferred Compensation Agreement, dated as of February 19,
                     1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.30  Deferred Compensation Agreement, dated as of January 7,
                     1999, between AMR and Judith Rodin.

              10.31 Description of American's Split Dollar Insurance Program, dated December 28, 1977, incorporated by reference to
                     Exhibit 10(c)(1) to American's Registration Statement No.
                     2-76709.

              10.32 AMR Corporation 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-K for the year ended December 31, 1988.

              10.33  Amendment to AMR's 1988 Long-term Incentive Plan dated May
                     18, 1994, incorporated by reference to Exhibit A to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

              10.34  AMR Corporation 1998 Long-Term Incentive Plan, as amended.

              10.35 Form of Stock Option Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(rr) to AMR's report on Form 10-K for the year ended December 31, 1990.

              10.36  Current form of Stock Option Agreement under the AMR 1988
                     Long-Term Incentive Plan, incorporated by reference to
                     Exhibit 10.28 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.37  Current form of Stock Option Agreement under the AMR 1998
                     Long-Term Incentive.

              10.38 Form of Career Equity Program Agreement, incorporated by reference to Exhibit 10(nnn) to AMR's report on Form 10-K for the year ended December 31, 1994.

              10.39  Current Form of Career Equity Program Deferred Stock Award
                     Agreement for Corporate Officers under the AMR 1988
                     Long-Term Incentive Plan, incorporated by reference to
                     Exhibit 10.30 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.40  Current form of Career Equity Program Deferred Stock Award
                     Agreement for non-officers under the AMR 1988 Long-Term
                     Incentive Plan, incorporated by reference to Exhibit 10.31 to AMR's report on Form 10-K for the year ended December
                     31, 1997.

              10.41  Current Form of Career Equity Program Deferred Stock Award
                     Agreement for Corporate Officers under the AMR 1998
                     Long-Term Incentive Plan.

              10.42  Current form of Career Equity Program Deferred Stock Award
                     Agreement for non-officers under the AMR 1998 Long-Term
                     Incentive Plan.

           10.42(a)  Current form of Career Equity Program Deferred Stock
                     Award Agreement for Senior Officers under the AMR 1998
                     Long-Term Incentive Plan.

              10.43  Form of Guaranty to Career Equity Program under the AMR
                     1988 Long-Term Incentive Plan, incorporated by reference to
                     Exhibit 10(ccc) to AMR's report on Form 10-K for the year ended December 31, 1993.

              10.44 Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10(lll) to AMR's report on Form 10-K for the year ended December 31, 1994.

              10.45 Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10(ooo) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.46 Performance Share Program for the years 1996 to 1998 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.26 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.47 Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.27 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.48  Form of Performance Share Program for the years 1997 to
                     1999 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.37 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.49 Performance Share Program for the years 1998 to 2000 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.38 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.50 Performance Share Program for the years 1999 to 2001 under the 1998 Long-term Incentive Program

              10.51  American Airlines, Inc. Supplemental Executive Retirement
                     Program, as amended January 1997, incorporated by reference to Exhibit 10.28 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.52 AMR Corporation 1987 Executive Deferral Plan, as amended through 1999.

              10.53 American Airlines, Inc. 1996 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.29 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.54 American Airlines, Inc. 1997 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.30 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.55 American Airlines, Inc. 1998 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.43 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.56  American Airlines, Inc. 1999 Employee Profit Sharing Plan.

              10.57 American Airlines, Inc. 1996 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10(qqq) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.58 American Airlines, Inc. 1997 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.32 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.59 American Airlines, Inc. 1998 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.46 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.60 American Airlines, Inc. 1999 Incentive Compensation Plan for Officers and Key Employees.

              10.61  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Gerard J.
                     Arpey, dated May 21, 1998.

              10.62  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Robert W.
                     Baker, dated May 21, 1998.

              10.63  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Peter M.
                     Bowler, dated May 21, 1998.

              10.64  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Donald J.
                     Carty, dated May 21, 1998.

              10.65  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Peter J.
                     Dolara, dated May 21, 1998.

              10.66  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Daniel P.
                     Garton, dated May 21, 1998.

              10.67  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Michael W.
                     Gunn, dated May 21, 1998.

              10.68  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Thomas J.
                     Kiernan, dated May 21, 1998.

              10.69  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and David L.
                     Kruse, dated May 21, 1998.

              10.70  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Charles D.
                     MarLett, dated May 21, 1998.

              10.71  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Anne H.
                     McNamara, dated May 21, 1998.

              10.72  Aircraft Sales Agreement by and between American Airlines,
                     Inc. and Federal Express Corporation, dated April 7, 1995, incorporated by reference to Exhibit 10(rrr) to AMR's report on Form 10-K for the year ended December 31, 1995.
                     Confidential treatment was granted as to a portion of this document.

              10.73  Aircraft Purchase Agreement by and between American
                     Airlines, Inc. and The Boeing Company, dated October 31,
                     1997, incorporated by reference to Exhibit 10.48 to AMR's report on Form 10-K for the year ended December 31, 1997.
                     Confidential treatment was granted as to a portion of this document.

              10.74  Aircraft Purchase Agreement by and between AMR Eagle
                     Holding Corporation and Bombardier Inc., dated January 31,
                     1998, incorporated by reference to Exhibit 10.49 to AMR's report on Form 10-K for the year ended December 31, 1997.
                     Confidential treatment was granted as to a portion of this document.

              10.75  Aircraft Purchase Agreement by and between AMR Eagle, Inc.
                     and Embraer-Empresa Brasileira de Aeronautica S.A., dated
                     December 22, 1997, incorporated by reference to Exhibit
                     10.50 to AMR's report on Form 10-K for the year ended
                     December 31, 1997. Confidential treatment was granted as to a portion of this document.

              10.76  Aircraft Purchase Agreement by and between AMR Eagle
                     Holding Corporation and Embraer-Empresa Brasileira de
                     Aeronautica S.A., dated September 30, 1998. Confidential treatment has been requested as to a portion of this document.

              10.77 The Sabre Group, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.25 to The Sabre
                     Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747.

              10.78 The Sabre Group, Inc. Directors' Stock Incentive Plan, incorporated by reference to Exhibit 10.26 to The Sabre
                     Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747.

              10.79  Form of Executive Termination Benefits Agreement for The
                     Sabre Group, Inc., incorporated by reference to Exhibit
                     10.27 to The Sabre Group Holdings, Inc.'s Registration
                     Statement on Form S-1, file no. 333-09747.

              12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1994, 1995, 1996, 1997 and 1998

              21     Significant subsidiaries of the registrant as of December
                     31, 1998.

              23     Consent of Independent Auditors.

              27.1   Financial Data Schedule as of December 31, 1998.

              27.2   Restated Financial Data Schedule as of December 31, 1997.

              27.3   Restated Financial Data Schedule as of December 31, 1996.

(b) Reports on Form 8-K:

       On October 22, 1998, AMR filed a report on Form 8-K relative to a press release issued to report the Company's third quarter 1998 earnings and to announce that the Company's board of directors authorized management to repurchase additional shares of the Company's outstanding common stock.

On November 19, 1998, AMR filed a report on Form 8-K relative to a press release issued by American Airlines, Inc. to announce that American Airlines, Inc. has signed a definitive merger agreement with Reno Air, Inc. to acquire Reno Air, Inc. for a total cash consideration of $124 million.

       On January 21, 1999, AMR filed a report on Form 8-K relative to a press release issued to report the Company's fourth quarter and full year 1998 earnings.

       On February 18, 1999, AMR filed a report on Form 8-K relative to a press release issued by American Airlines, Inc. to report certain of the estimated damages it had suffered as a consequence of the illegal job actions of the Allied Pilots Association.

       On February 24, 1999, AMR filed a report on Form 8-K to announce the completion of the merger of American Airlines, Inc. and Reno Air, Inc.

       On March 18, 1999, AMR filed a report on Form 8-K relative to a press release issued to announce that the Company's board of directors has authorized management to repurchase up to an additional $500 million of its outstanding common stock and to report the estimated pre-tax earnings impact of the Allied Pilots Association illegal job action during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMR CORPORATION

/s/  Donald J. Carty
-------------------------------------------------
Donald J. Carty
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/  Gerard J. Arpey
-------------------------------------------------
Gerard J. Arpey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  David L. Boren                              /s/  Ann D. McLaughlin
---------------------------------------         ---------------------------------------
David L. Boren                                  Ann D. McLaughlin


/s/  Edward A. Brennan                          /s/  Charles H. Pistor, Jr.
---------------------------------------         ---------------------------------------
Edward A. Brennan                               Charles H. Pistor, Jr.


/s/  Armando M. Codina                          /s/  Joe M. Rodgers
---------------------------------------         ---------------------------------------
Armando M. Codina                               Joe M. Rodgers


/s/  Earl G. Graves                             /s/  Judith Rodin
---------------------------------------         ---------------------------------------
Earl G. Graves                                  Judith Rodin


/s/  Dee J. Kelly                               /s/  Maurice Segall
---------------------------------------         ---------------------------------------
Dee J. Kelly                                    Maurice Segall




Date:  March 19, 1999

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


We have audited the consolidated financial statements of AMR Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 18, 1999, except for the last paragraph of Note 2 and the last paragraph of Note 3, for which the date is February 22, 1999. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 18, 1999, except for the last
   paragraph of Note 2 and the
   last paragraph of Note 3, for
   which the date is February 22, 1999.

                                 AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)

                                               INCREASES                              SALES,
                                    BALANCE    CHARGED TO                WRITE-       RETIRE-      BALANCE
                                      AT        INCOME                   OFFS          MENTS         AT
                                   BEGINNING   STATEMENT                (NET OF        AND        END OF
                                    OF YEAR    ACCOUNTS    PAYMENTS    RECOVERIES)   TRANSFERS      YEAR
                                   ---------   ----------  --------    -----------   ---------     -------
YEAR ENDED DECEMBER 31, 1998

Allowance for
obsolescence of inventories         $203        $ 40        $ --         $ --         $(29)        $214

Allowance for
uncollectible accounts                18          24          --          (11)          --           31

Booking fee cancellation
reserve                               15           3          --           --           --           18

Reserves for environmental
remediation costs                     14          12          (3)          --           --           23

YEAR ENDED DECEMBER 31, 1997

Allowance for
obsolescence of inventories          212          36          --           --          (45)         203

Allowance for
uncollectible accounts                11          23          --          (16)          --           18

Booking fee cancellation
reserve                               14           1          --           --           --           15

Reserves for environmental
remediation costs                     18          --          (4)          --           --           14

YEAR ENDED DECEMBER 31, 1996

Allowance for
obsolescence of inventories          249          23          --           --          (60)         212

Allowance for
uncollectible accounts                16          17          --          (22)          --           11

Booking fee cancellation
reserve                               12           2          --           --           --           14

Reserves for environmental
remediation costs                     21           3          (6)          --           --           18

                               INDEX TO EXHIBITS

EXHIBIT
NO.               DESCRIPTION
-------           -----------


              3.2    Bylaws of AMR, amended as of November 18, 1998.

              10.3 Compensation and Benefit Agreement relative to the retirement of Robert L. Crandall, between AMR and Robert L.
                     Crandall, dated September 18, 1998.

              10.15 Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan.

              10.19  Deferred Compensation Agreement, dated as of January 13,
                     1999, between AMR and Armando M. Codina.

              10.23  Deferred Compensation Agreement, dated as of February 16,
                     1999, between AMR and Charles T. Fisher, III.
              10.27  Deferred Compensation Agreement, dated as of January 7,
                     1999, between AMR and Charles H. Pistor, Jr.

              10.30  Deferred Compensation Agreement, dated as of January 7,
                     1999, between AMR and Judith Rodin.

              10.34  AMR Corporation 1998 Long-Term Incentive Plan, as amended.

              10.37  Current form of Stock Option Agreement under the AMR 1998
                     Long-Term Incentive.

              10.41  Current Form of Career Equity Program Deferred Stock Award
                     Agreement for Corporate Officers under the AMR 1998
                     Long-Term Incentive Plan.

              10.42  Current form of Career Equity Program Deferred Stock Award
                     Agreement for non-officers under the AMR 1998 Long-Term
                     Incentive Plan.

           10.42(a)  Current form of Career Equity Program Deferred Stock
                     Award Agreement for Senior Officers under the AMR 1998
                     Long-Term Incentive Plan.

              10.50 Performance Share Program for the years 1999 to 2001 under the 1998 Long-term Incentive Program

              10.52 AMR Corporation 1987 Executive Deferral Plan, as amended through 1999.

              10.56  American Airlines, Inc. 1999 Employee Profit Sharing Plan.

              10.60 American Airlines, Inc. 1999 Incentive Compensation Plan for Officers and Key Employees.

              10.61  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Gerard J.
                     Arpey, dated May 21, 1998.

              10.62  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Robert W.
                     Baker, dated May 21, 1998.

              10.63  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Peter M.
                     Bowler, dated May 21, 1998.

              10.64  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Donald J.
                     Carty, dated May 21, 1998.

              10.65  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Peter J.
                     Dolara, dated May 21, 1998.

              10.66  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Daniel P.
                     Garton, dated May 21, 1998.

              10.67  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Michael W.
                     Gunn, dated May 21, 1998.

              10.68  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Thomas J.
                     Kiernan, dated May 21, 1998.

              10.69  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and David L.
                     Kruse, dated May 21, 1998.

              10.70  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Charles D.
                     MarLett, dated May 21, 1998.

              10.71  Amended and Restated Executive Termination Benefits
                     Agreement between AMR, American Airlines and Anne H.
                     McNamara, dated May 21, 1998.

              10.76  Aircraft Purchase Agreement by and between AMR Eagle
                     Holding Corporation and Embraer-Empresa Brasileira de
                     Aeronautica S.A., dated September 30, 1998. Confidential treatment has been requested as to a portion of this document.

              12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1994, 1995, 1996, 1997 and 1998

              21     Significant subsidiaries of the registrant as of December
                     31, 1998.

              23     Consent of Independent Auditors.

              27.1   Financial Data Schedule as of December 31, 1998.

              27.2   Restated Financial Data Schedule as of December 31, 1997.

              27.3   Restated Financial Data Schedule as of December 31, 1996.