Form 10-Q
period 1999-03-31
AMR CORP
filed 1999-05-14
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1999.


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


Common Stock, $1 par value - 153,557,877 as of May 1, 1999.

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 1999 and 1998

  Condensed  Consolidated  Balance  Sheets  --  March  31,  1999  and
  December 31, 1998

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                               1999          1998
Revenues
  Airline Group:
Passenger - American Airlines, Inc.       $    3,320    $    3,578
   - AMR Eagle                                   271           256
Cargo                                            145           163
Other                                            255           232
                                               3,991         4,229

  Sabre                                          638           554
  Other                                           20            17
  Less: Intersegment revenues                   (166)         (166)
      Total operating revenues                 4,483         4,634

Expenses
  Wages, salaries and benefits                 1,665         1,559
  Aircraft fuel                                  349           415
  Depreciation and amortization                  316           318
  Commissions to agents                          288           301
  Maintenance, materials and repairs             257           230
  Other rentals and landing fees                 240           213
  Food service                                   167           164
  Aircraft rentals                               160           142
  Other operating expenses                       883           744
    Total operating expenses                   4,325         4,086
Operating Income                                 158           548

Other Income (Expense)
  Interest income                                 25            34
  Interest expense                               (92)          (97)
  Interest capitalized                            33            18
  Minority interest                              (16)          (13)
  Miscellaneous - net                             65           (13)
                                                  15           (71)
Income from Continuing Operations
  (net of applicable income taxes)               173           477
Income tax provision                              79           192
Income from Continuing Operations                 94           285
Income from Discontinued Operations
  (net of applicable income taxes)                 -             5
Gain on Sale of Discontinued Operations
  (net of applicable income taxes)                64             -
Net Earnings                                $    158      $    290

Continued on next page.
                               -1-

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                               1999          1998
Earnings Per Common Share
  Basic
    Income from Continuing Operations       $  0.59       $  1.65
    Discontinued Operations                    0.40          0.03
    Net Earnings                            $  0.99       $  1.68

  Diluted
    Income from Continuing operations       $  0.57       $  1.59
    Discontinued Operations                    0.39          0.03
    Net Earnings                            $  0.96       $  1.62


Number of Shares Used in
Computation
  Basic                                          159           173

  Diluted                                        164           179






























The accompanying notes are an integral part of these financial statements.
                               -2-

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            March 31,      December 31,
                                               1999          1998
                                                           (Note 1)
Assets
Current Assets
  Cash                                      $     62       $    95
  Short-term investments                       1,121         1,978
  Receivables, net                             1,704         1,543
  Inventories, net                               639           596
  Deferred income taxes                          476           476
  Other current assets                           238           187
    Total current assets                       4,240         4,875

Equipment and Property
  Flight equipment, net                        9,565         8,712
  Other equipment and property, net            1,903         1,903
  Purchase deposits for flight equipment       1,465         1,624
                                              12,933        12,239

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,990         1,981
  Other equipment and property, net              166           166
                                               2,156         2,147

Route acquisition costs, net                     909           916
Other assets, net                              1,986         2,126
                                            $ 22,224       $22,303
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $  1,233       $ 1,152
  Accrued liabilities                          1,886         2,122
  Air traffic liability                        2,442         2,163
  Current maturities of long-term debt           247            48
  Current obligations under capital leases       165           154
    Total current liabilities                  5,973         5,639

Long-term debt, less current maturities        2,311         2,436
Obligations  under  capital leases,less
 current obligations                           1,712         1,764
Deferred income taxes                          1,531         1,491
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          4,239         4,275

Stockholders' Equity
  Common stock                                   182           182
  Additional paid-in capital                   3,070         3,075
  Treasury stock                              (1,681)       (1,288)
  Accumulated other comprehensive income          (4)           (4)
  Retained earnings                            4,891         4,733
                                               6,458         6,698
                                            $ 22,224       $22,303

The accompanying notes are an integral part of these financial statements.
                               -3-

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                    March 31,
                                              1999          1998
Net Cash Provided by Operating Activities     $  178        $    500

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment              (1,008)           (505)
  Net decrease in short-term investments         861             313
  Acquisitions and other investments             (55)           (139)
  Proceeds from sale of other investments         66               -
  Proceeds from sale of equipment and property    19              90
Net cash used for investing activities          (117)           (241)

Cash Flow from Financing Activities:
  Repurchase of common stock                    (407)           (164)
  Payments on long-term debt and capital
   lease obligations                             (89)            (93)
  Proceeds from:
    Sale of discontinued operations              259               -
    Issuance of long-term debt                    83               -
    Sale-leaseback transactions                   54               -
    Exercise of stock options                      6              58
Net cash used for financing activities           (94)           (199)

Net increase (decrease) in cash                  (33)             60
Cash at beginning of period                       95              62

Cash at end of period                         $   62        $    122

Cash Payments For:
  Interest                                    $   72        $     96
  Income taxes                                    16              27

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred          $   54        $      -


The  accompanying notes are an integral part of these  financial statements.
                                  -4-

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts from 1998 have been reclassified to conform with the 1999 presentation.

2.Accumulated  depreciation of owned equipment and property  at  March
  31, 1999 and December 31, 1998, was $7.5 billion and $7.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1999 and December 31, 1998, was $1.3 billion.

  Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. As a result of this change, depreciation and amortization expense was reduced by approximately $40 million, and net earnings was increased by approximately $25 million, or $0.15 per common share diluted, for the three months ended March 31, 1999.

3.As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American Airlines, Inc. (American), a wholly-owned subsidiary of the Company, through increased landing fees and/or other charges.

4.In  April  1999,  the Company exercised its purchase  rights  to acquire three Boeing 737-800s. The exercise of these aircraft purchase rights will allow the Company to replace three aircraft from the Reno Air (Reno) fleet that will not be permanently integrated into American's fleet. In addition, the Company is continuing to analyze which, if any, of the remaining Reno aircraft will be replaced by
  additional   aircraft  orders  or  if  the  aircraft  will   undergo
  modifications or enhancements to make them consistent with American's fleet. As of April 30, 1999, the Company had commitments to acquire the following aircraft: 96 Boeing 737-800s, 28 Boeing 777-200IGWs, one Boeing 767-300ER, one Boeing 757-200, 95 Embraer EMB-135s, 21 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft commence in 1999 and will continue through 2006. Payments for these aircraft will approximate $1.8 billion during the remainder of 1999, $2.1 billion in 2000, $1.8 billion in 2001 and an aggregate of approximately $1.5 billion in 2002 through 2006.

  Also in April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

5.In   early  February  1999,  some  members  of  the  Allied   Pilots
  Association (APA) engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno in December 1998. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation. These actions adversely impacted the Company's first quarter 1999 net earnings.
                                -5-

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for proceeds of $66 million. The Company recorded a pre-tax gain of $66 million as a result of this transaction.

7.During  the first quarter of 1999, the Company completed  the  sales of AMR Services, AMR Combs and TeleService Resources. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million.

  The results of operations for AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. The amounts shown are net of income taxes of approximately $3.6 million for the three months ended March 31, 1998. Revenues from the operations of AMR Services, AMR Combs and TeleService Resources were $97 million and $133 million for the three months ended March 31, 1999 and 1998, respectively.

8.The following table sets forth the computations of basic and diluted earnings per share (in millions, except per share data):

                                          Three Months Ended
                                               March 31,
                                           1999         1998
    Numerator:
   Income from continuing operations  -
    numerator  for  basic  and  diluted
    earnings per share                    $   94        $  285

   Denominator:
   Denominator  for basic earnings  per
    share - weighted-average shares          159           173

    Effect of dilutive securities:
   Employee options and shares                12            14
   Assumed treasury shares purchased          (7)           (8)
    Dilutive potential common shares           5             6

   Denominator for diluted earnings per
    share - adjusted weighted-average shares 164           179

   Basic earnings per share from
    continuing operations                $  0.59       $  1.65

   Diluted earnings per share from
    continuing operations                $  0.57       $  1.59

                                  -6-

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.AMR's  operations  fall within two lines of business:   the  Airline
  Group and Sabre. The Airline Group consists primarily of American, one of the largest scheduled passenger airlines and air freight carriers in the world, and AMR Eagle Holding Corporation (AMR Eagle), a separate subsidiary of AMR. At March 31, 1999, AMR Eagle owns three regional airlines which operate as "American Eagle", and provides connecting service to American. Sabre provides electronic distribution of travel through its Sabre computer reservations system and information technology solutions to the travel and transportation industries.

   Selected financial information by reportable segment is as follows (in millions):

                                     Airline
                                      Group        Sabre       Total
   Three months ended March 31,1999
   Revenues from external customers  $3,980       $486        $4,466
   Intersegment revenues                 11        152           163
   Operating income                      37        112           149

   Three months ended March 31,1998
   Revenues from external customers  $4,219       $403        $4,622
   Intersegment revenues                 10        151           161
   Operating income                     427        115           542

         The  following table provides a reconciliation of  reportable
   segment   revenues   and   operating  income   to   the   Company's
   consolidated financial statement totals (in millions):

                                           Three Months Ended March 31,
                                              1999          1998
   Revenues
     Total external revenues for
      reportable segments                 $   4,466      $ 4,622
     Intersegment revenues for
      reportable segments                       163          161
     Other revenues                              20           17
     Elimination of intersegment revenues      (166)        (166)

       Total consolidated revenues        $   4,483      $ 4,634

   Operating income
     Total operating income for
      reportable segments                 $     149      $   542
     Other operating income                       9            6

      Total consolidated operating income $     158      $   548

                               -7-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1999 and 1998

Summary AMR recorded net earnings for the three months ended March 31, 1999 of $158 million, or $0.96 per common share diluted. This compares to net earnings of $290 million, or $1.62 per common share diluted for the first quarter of 1998. AMR's operating income of $158 million decreased 71.2 percent, or $390 million, compared to $548 million for the same period in 1998. AMR's net earnings were adversely impacted by an illegal job action by members of the APA during the first quarter of 1999, which negatively impacted the Company's net earnings by an estimated $140 million, or $0.85 per common share diluted. This was partially offset by the gain on the sale of AMR Services, AMR Combs and TeleService Resources, and the gain from the sale of the Equant N.V. depository certificates, aggregating approximately $101 million after taxes, or $0.62 per common share diluted.

The following sections provide a discussion of AMR's results by reporting segment, which are described in Footnote 9 and in AMR's Annual Report on Form 10-K for the year ended December 31, 1998.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     March 31,
                                                1999          1998
Revenues
  Passenger - American Airlines, Inc.         $3,320        $  3,578
                    - AMR Eagle                  271             256
  Cargo                                          145             163
  Other                                          255             232
                                               3,991           4,229
Expenses
  Wages, salaries and benefits                 1,462           1,384
  Aircraft fuel                                  349             415
  Commissions to agents                          288             301
  Maintenance, materials and repairs             257             229
  Depreciation and amortization                  253             258
  Other rentals and landing fees                 228             204
  Food service                                   167             164
  Aircraft rentals                               160             142
  Other operating expenses                       790             705
    Total operating expenses                   3,954           3,802
Operating Income                                  37             427

Other Expense                                    (6)             (62)

Earnings Before Income Taxes                  $   31        $    365

Average number of equivalent employees        94,100          91,000

                                 -8-

OPERATING STATISTICS
                                                Three Months Ended
                                                     March 31,
                                                1999          1998
American Airlines Jet Operations
    Revenue passenger miles (millions)         25,290       25,388
    Available seat miles (millions)            37,703       37,707
    Cargo ton miles (millions)                    431          496
    Passenger load factor                        67.1%        67.3%
    Breakeven load factor                        66.4%        58.3%
    Passenger revenue yield per
     passenger mile (cents)                     13.13        14.09
    Passenger revenue per available
     seat mile (cents)                           8.81         9.49
    Cargo revenue yield per ton mile (cents)    33.18        32.55
    Operating  expenses per available
     seat mile (cents)                           9.63         9.35
    Fuel consumption (gallons, in millions)       687          681
    Fuel price per gallon (cents)                48.9         58.9
    Fuel price per gallon, excluding
     fuel taxes (cents)                          44.6         53.9
    Operating aircraft at period-end              683          639

AMR Eagle
    Revenue passenger miles (millions)            706          615
    Available seat miles (millions)             1,211        1,071
    Passenger load factor                        58.3%        57.4%
    Operating aircraft at period-end              256          202

Operating aircraft at March 31, 1999, included:

 American         Airlines            AMR Eagle Aircraft:
 Aircraft:
Airbus A300-600R             35        ATR 42                     35
Boeing 727-200               76        Embraer 145                27
Boeing 737-800                5        Super ATR                  43
Boeing 757-200              100        Saab 340A                  21
Boeing 767-200                8        Saab 340B                 105
Boeing 767-200 Extended                Saab 340B Plus             25
 Range                       22
Boeing 767-300 Extended                 Total                    256
 Range                       46
Boeing 777-200IGW             4
Fokker 100                   75
McDonnell Douglas DC-10-10   11
McDonnell Douglas DC-10-30    5
McDonnell Douglas MD-11      11
McDonnell Douglas MD-80     280
McDonnell Douglas MD-90       5
 Total                      683

91% of American's aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 10.7 years for American's aircraft and 6.2 years for AMR Eagle aircraft.
                               -9-

The Airline Group's revenues decreased $238 million, or 5.6 percent, in the first quarter of 1999 versus the same period last year. American's passenger revenues decreased by 7.2 percent, or $258 million, largely as a result of the illegal job action by members of the APA during the first quarter of 1999. American's yield (the average amount one passenger pays to fly one mile) of 13.13 cents decreased by 6.8 percent compared to the same period in 1998. Domestic yields decreased 5.5 percent from the first quarter of 1998. International yields decreased 7.5 percent, primarily due to a decrease of 19.5 percent, 11.0 percent and 6.8 percent in Pacific, Latin American, and European yields, respectively. The decrease in yield was due to the APA job action, and the continued effect of weak international economies coupled with large industry capacity additions.

American's traffic or revenue passenger miles (RPMs) decreased 0.4 percent to 25.3 billion miles for the quarter ended March 31, 1999. The decrease in RPMs was due primarily to the APA job action, which was substantially offset by additional capacity as a result of new aircraft deliveries in the first quarter of 1999. American's capacity or available seat miles (ASMs) of 37.7 billion miles was flat compared to the first quarter of 1998. American's domestic traffic decreased 0.1 percent on capacity decreases of 1.0 percent and international traffic decreased 1.1 percent on capacity growth of
2.3  percent.  The decrease in international traffic was driven by  a
4.2 percent decrease in traffic to Latin America on a capacity reduction of 5.5 percent and a 3.0 percent decrease in traffic to Europe on capacity growth of 3.2 percent. This was partially offset by a 36.6 percent increase in traffic to the Pacific on capacity growth of 74.0 percent, primarily due to the addition of several new routes.

Cargo revenue decreased 11.0 percent, or $18 million, due primarily to the impact of the APA illegal job action.

The Airline Group's other revenues increased $23 million, or 9.9 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased service contracts, primarily related to ramp and consulting services.

The Airline Group's operating expenses increased 4.0 percent, or $152 million. American's Jet Operations cost per ASM increased 3.0 percent to 9.63 cents. Wages, salaries and benefits increased 5.6 percent, or $78 million, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. Aircraft fuel expense decreased 15.9 percent, or $66 million, due to a 17.0 percent decrease in American's average price per gallon, including taxes, partially offset by a 0.9 percent increase in American's fuel consumption. Commissions to agents decreased 4.3 percent, or $13 million, due primarily to the decrease in passenger revenues and the benefit from the international commission structure change implemented in late 1998. Maintenance, materials and repairs expense increased $28 million, or 12.2 percent, due primarily to maintenance associated with the addition of Reno aircraft in December 1998 and the volume and timing of engine maintenance at American's maintenance bases. Other rentals and landing fees increased $24 million, or 11.8 percent, due to higher facilities rent and landing fees across American's system. Aircraft rentals increased $18 million, or 12.7 percent, due primarily to the addition of Reno aircraft. Other operating expense increased $85 million, or 12.1 percent, due primarily to an increase in outsourced services, booking fees, and travel and incidental costs.

Other Expense decreased 90.3 percent, or $56 million, due to an increase in capitalized interest on aircraft purchase deposits and a $31 million gain on the sale of a portion of American's interest in Equant N.V.
                              -10-

SABRE
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                     March 31,
                                                1999          1998
Revenues                                      $  638        $    554

Operating Expenses                               526             439

Operating Income                                 112             115

Other Income                                      37               2

Earnings Before Income Taxes                  $  149        $    117

Average number of equivalent employees        12,200          10,700

Revenues
Revenues for Sabre increased 15.2 percent, or $84 million. Electronic travel distribution revenues increased approximately $36 million, or
10.4 percent, due to growth in booking fees driven by an increase in booking volumes and an overall increase in the average price per booking. Revenues from information technology solutions increased approximately $48 million, or 23.0 percent, primarily due to the services performed under the information technology services agreement with U.S. Airways, Inc. (US Airways).

Expenses
Operating expenses increased 19.8 percent, or $87 million, due primarily to increases in salaries, benefits and employee-related costs, subscriber incentive expense, depreciation and amortization expense and other operating expenses. Salaries, benefits and employee-related costs increased due to an increase in the average number of employees necessary to support Sabre's business growth, and wage and salary increase for existing employees. Subscriber incentive expense increased in order to maintain and expand Sabre's travel agency
subscriber  base.   The  increase  in  depreciation  and  amortization
expense is due to the acquisition of information technology assets  to
support   the  US  Airways'  contract,  normal  additions,   and   the
amortization of the deferred asset associated with the stock options granted to US Airways. These increases were partially offset by a decrease in depreciation expense due to the sale of data center
mainframe  equipment  to an unrelated party in  October  1998.   Other
operating   expenses  increased  partially  due  to   increased   data
processing costs.

Other Income
Other income increased $35 million in the first quarter of 1999 due to a $35 million gain on the sale of Equant N.V. depository certificates held by American for the economic benefit of Sabre.
                               -11-

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three-month period ended March 31, 1999 was $178 million, a decrease of $322 million over the same period in 1998. This decrease resulted primarily from a decrease in net earnings and an increase in profit sharing payments in the first quarter of 1999 as compared to the same period in 1998. Capital expenditures for the first three months of 1999 were $1.0 billion, and included the acquisition of five Boeing 737-800s, four Boeing 777-200IGWs, four Boeing 757-200s, one Boeing 767-300ER and seven Embraer 145 aircraft, and computer-related equipment of approximately $76 million. These capital expenditures were financed with internally generated cash, except for the Embraer aircraft acquisitions which were funded through secured debt agreements, and one Boeing 757-200 aircraft which was financed through a sale-leaseback transaction.

    In April 1999, the Company exercised its purchase rights to acquire three Boeing 737-800s. The exercise of these aircraft purchase rights will allow the Company to replace three aircraft from the Reno fleet that will not be permanently integrated into American's fleet. In addition, the Company is continuing to analyze which, if any, of the remaining Reno aircraft will be replaced by additional aircraft orders or if the aircraft will undergo modifications or enhancements to make them consistent with American's fleet. As of April 30, 1999, the Company had commitments to acquire the following aircraft: 96 Boeing 737-800s, 28 Boeing 777-200IGWs, one Boeing 767-300ER, one Boeing 757-200, 95 Embraer EMB-135s, 21 Embraer EMB-145s and 25 Bombardier CRJ-700s. Deliveries of these aircraft commence in 1999 and will continue through 2006. Payments for these aircraft will approximate $1.8 billion during the remainder of 1999, $2.1 billion in 2000, $1.8 billion in 2001 and an aggregate of approximately $1.5 billion in 2002 through 2006. The Company expects to fund its 1999 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and some new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

    Subsequent to March 31, 1999, the Company entered into six aircraft mortgage agreements. As of May 12, 1999, the Company had borrowed approximately $300 million under these agreements.

   During the three months ended March 31, 1999, the Company purchased approximately 6.9 million shares of its common stock at a cost of approximately $405 million. As of March 31, 1999, the Company had completed the $500 million share repurchase program initiated in October 1998. On March 17, 1999, the Company's Board of Directors authorized management to repurchase up to an additional $500 million of the Company's outstanding common stock. Share repurchases may be made from time to time, depending on market conditions, and may be discontinued at any time.

    In March 1999, Sabre's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.0 million shares of Sabre's Class A Common Stock. During the three months ended March 31, 1999, Sabre purchased approximately 50,000 shares at a cost of approximately $2 million.

    In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for proceeds of $66 million. As of March 31, 1999, the Company holds approximately 2.3 million depository certificates which are subject to a final reallocation between the owners of the certificates during 1999. Thus, the number of certificates owned by the Company is subject to change.
                               -12-

YEAR 2000 READINESS

State of Readiness In 1995, the Company implemented a project (the Year 2000 Project) to ensure that hardware and software systems operated by the Company, including software licensed to or operated for third parties by Sabre, are designed to operate and properly manage dates beyond December 31, 1999 (Year 2000 Readiness). The Company has assessed (i) the Company's over 1,000 information technology and operating systems that will be utilized after December 31, 1999 (IT Systems); (ii) non-information technology systems, including embedded technology, facilities, and other systems (Non-IT Systems); and (iii) the Year 2000 Readiness of its critical third party service providers. The Year 2000 Project consists of six phases: (i) awareness, (ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and
(vi) creation of business continuity strategy, including plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 Readiness, it studied the best practices of the Institute of
Electrical  and  Electronics  Engineers  and  the  British   Standards
Institution.

IT Systems The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has completed the testing and validation phase and quality assurance review phase for 94 percent of its IT Systems, including its computer reservations and flight operating systems that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of May 1, 1999, approximately 40 percent of the IT Systems (including the computer reservations systems) are already processing Year 2000 dates correctly.

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

Non-IT Systems The Company has substantially completed the testing and validation phase of its critical Non-IT Systems, such as aircraft avionics and flight simulators, and expects to complete the remainder of the testing and validation phase and the quality assurance review phase by June 30, 1999. In addition, the Company expects to complete the quality assurance review phase for substantially all of its other Non-IT Systems by June 30, 1999. The Company believes that its business, financial condition, and results of operations would not be materially adversely affected, and that it has adequate contingency plans to ensure business continuity if its other Non-IT Systems are not Year 2000 ready.

Third Party Services The Company relies on third party service providers for many services, such as telecommunications, electrical power, and data and credit card transaction processing. In addition, the Company's business is dependent upon entities which supply critical infrastructure to the airline industry, such as the air traffic control and related systems of the Federal Aviation Administration and international aviation authorities, the Department of Transportation, and airport authorities. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company has polled its critical service providers regarding their Year 2000 plans and state of readiness. The Company has received responses from approximately 82 percent of its critical service providers, other than providers of discretionary services that will not materially adversely affect the Company's business, financial condition, and results of operations. Most of the respondees assured the Company that their software and hardware is or will be Year 2000 ready. To the extent practical, the Company intends to seek alternatives for third party service providers that have not responded to their Year 2000 Readiness by June 30, 1999.

Costs of Year 2000 Project The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is $215 to $250 million, of which approximately $194 million was incurred as of March 31, 1999. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.
                               -13-

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

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright
Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by
(i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American joined in this litigation. On October 15, 1998, the state district court granted summary judgment in favor of Fort Worth and American, which summary judgment is being appealed to the Fort Worth Court of Appeals. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance is enforceable, the DFW Use Agreement prohibits American and other DFW signatory airlines from moving any interstate operations to Love Field. These claims remain unresolved. Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore, not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW have appealed the DOT's order to the Fifth Circuit Court of Appeals.

    As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

OTHER INFORMATION

In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003. The accelerated retirement of these aircraft will allow American to keep capacity growth in line with global economic growth.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward- looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K for the year ended December 31, 1998.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided  in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
                                  -15-

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

   A federal grand jury in Miami is investigating whether American and American Eagle handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. Since that time, a number of employees have testified before the grand jury. In addition, American has been served with three subpoenas calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials handling and spills. American produced documents responsive to the three subpoenas. American intends to cooperate fully with the government's investigation.

    On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. American intends to vigorously defend the granting of the summary judgment on appeal.
                               -16-

                                PART II

    On April 13, 1999, an antitrust class action lawsuit was filed against American Airlines, Inc., AMR Corporation and AMR Eagle Holding Corp. in the United States District Court for the Southern District of Florida (Zifrony v. American Airlines, Inc., et al.). The lawsuit alleges that American has illegally monopolized or attempted to monopolize the market for passenger air travel into and out of DFW International Airport (DFW) and Miami International Airport (MIA) by engaging in a wide array of exclusionary, anticompetitive and predatory practices and arrangements in violation of the federal antitrust laws. The as yet uncertified class includes all persons who purchased tickets for air travel on defendants into or out of DFW or MIA from April 1995 to the present. The relief sought is treble damages, injunctive relief, attorneys' fees, and costs. To date, defendants have not been served with the lawsuit. Defendants intend to defend vigorously the case.

   On May 13, 1999, the Department of Justice sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American violated federal antitrust law by monopolizing and attempting to monopolize airline passenger service to and from Dallas/Fort Worth International Airport. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. American intends to defend the lawsuit vigorously.

Item 5.  Other Information

Legislation has been introduced in Congress that would, if enacted, provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating the competitive practices of major carriers at major hub airports, including
American's  practices  at DFW (for further information,  see  Item  1.
Legal Proceedings). Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.
                               -17-

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10.1 AMR Corporation 1999 Directors' Stock Appreciation Rights Plan.

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 1999 and 1998.

27.1 Financial  Data Schedule as of March 31, 1999.

27.2 Restated Financial Data Schedule as of March 31, 1998.

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

    On April 22, 1999, AMR filed a report on Form 8-K relative to a press release issued to report the Company's first quarter 1999 earnings and to announce the acceleration of the retirement of nine DC-10 widebody aircraft and 16 Boeing 727 narrowbody aircraft.
                                -18-

                                                            Exhibit 12
                            AMR CORPORATION
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                              Three Months Ended
                                                   March 31,
                                             1999             1998
 Earnings:
 Earnings from continuing operations
 before income taxes                       $    173          $   477

 Add:  Total fixed charges (per below)          308              283

 Less:  Interest capitalized                     33               18
    Total earnings                         $    448          $   742

 Fixed charges:
 Interest                                  $     91          $    96

 Portion on rental expense
 representative of the interest factor          215              186

 Amortization of debt expense                     2                1
    Total fixed charges                    $    308          $   283

 Ratio of earnings to fixed charges            1.45             2.62


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  May 14, 1999            BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice  President  and   Chief
                               Financial Officer