Form 10-Q
period 1999-06-30
AMR CORP
filed 1999-08-16
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1999.


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


Common Stock, $1 par value - 150,525,075 as of July 31, 1999

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 1999 and 1998

  Condensed Consolidated Balance Sheets -- June 30, 1999 and  December
  31, 1998

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1999 and 1998

  Notes  to  Condensed Consolidated Financial Statements --  June  30,
  1999


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

<Captions>

                            Three Months Ended      Six Months Ended
                                  June 30,             June 30,
                              1999       1998       1999      1998
Revenues
Airline Group:
Passenger
 - American Airlines, Inc.   $3,751     $3,789     $7,071    $7,367
 - American Eagle               340        289        611       545
Cargo                           164        169        309       332
Other                           273        250        528       482
                              4,528      4,497      8,519     8,726

  Sabre                         639        577      1,277     1,131
  Other                          20         17         40        34
  Less: Intersegment revenues  (176)      (167)      (342)     (333)
Total operating revenues      5,011      4,924      9,494     9,558

Expenses
 Wages, salaries and benefits 1,765      1,627      3,430     3,186
 Aircraft fuel                  414        404        763       819
 Depreciation and amortization  351        320        667       638
 Commissions to agents          298        322        586       623
 Other rentals and landing fees 253        223        493       436
 Maintenance, materials and
  repairs                       223        223        480       453
 Food service                   185        175        352       339
 Aircraft rentals               162        143        322       285
 Other operating expenses       850        763      1,733     1,507
    Total operating expenses  4,501      4,200      8,826     8,286
Operating Income                510        724        668     1,272

Other Income (Expense)
  Interest income                21         33         46        67
  Interest expense              (95)       (92)      (187)     (189)
  Interest capitalized           29         25         62        43
  Minority interest             (11)       (12)       (27)      (25)
  Miscellaneous - net            (6)        (5)        59       (18)
                                (62)       (51)       (47)     (122)
Income From Continuing
 Operations Before
 Income Taxes                   448        673        621     1,150
Income tax provision            180        265        259       457
Income From Continuing
 Operations                     268        408        362       693
Discontinued Operations, net
of Applicable income taxes        -          1         64         6
Net Earnings                 $  268     $  409       $426      $699

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

<Captions>

                            Three Months Ended     Six Months Ended
                                  June 30,             June 30,
                              1999       1998       1999      1998
Earnings Applicable to
 Common Shares               $  268     $409       $426      $699

Earnings Per Common Share
  Basic
    Income from Continuing
     Operations              $ 1.76     $2.37      $2.32     $4.02
    Discontinued Operations       -      0.01       0.41      0.04
    Net Earnings             $ 1.76     $2.38      $2.73     $4.06

  Diluted
    Income from Continuing
     Operations              $ 1.70     $2.29      $2.25     $3.88
    Discontinued Operations       -      0.01       0.40      0.03
    Net Earnings             $ 1.70     $2.30      $2.65     $3.91

Number of Shares Used in
Computation
  Basic                         153     172        156       172
  Diluted                       158     178        161       179

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

<Captions>
                                             June 30,      December 31,
                                               1999          1998
                                                           (Note 1)
Assets
Current Assets
  Cash                                       $     79      $     95
  Short-term investments                        1,486         1,978
  Receivables, net                              1,689         1,543
  Inventories, net                                657           596
  Deferred income taxes                           477           476
  Other current assets                            225           187
    Total current assets                        4,613         4,875

Equipment and Property
  Flight equipment, net                        10,576         8,712
  Other equipment and property, net             1,934         1,903
  Purchase deposits for flight equipment        1,204         1,624
                                               13,714        12,239

Equipment and Property Under Capital Leases
  Flight equipment, net                         1,954         1,981
  Other equipment and property, net               166           166
                                                2,120         2,147

Route acquisition costs, net                      901           916
Other assets, net                               2,163         2,126
                                             $ 23,511      $ 22,303

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $  1,245     $  1,152
  Accrued liabilities                            2,033        2,122
  Air traffic liability                          2,578        2,163
  Current maturities of long-term debt             282           48
  Current obligations under capital leases         166          154
    Total current liabilities                    6,304        5,639

Long-term debt, less current maturities          2,959        2,436
Obligations   under  capital  leases,
 less current obligations                        1,684        1,764
Deferred income taxes                            1,663        1,491
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,463        4,275

Stockholders' Equity
  Common stock                                     182          182
  Additional paid-in capital                     3,058        3,075
  Treasury stock                                (1,910)      (1,288)
  Accumulated other comprehensive income            (4)          (4)
  Retained earnings                              5,112        4,733
                                                 6,438        6,698
                                              $ 23,511     $ 22,303

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

<Captions>

                                            Six Months Ended June 30,
                                              1999          1998
Net Cash Provided by Operating Activities     $1,253        $  1,297

Cash Flow from Investing Activities:
Capital expenditures, including net change in
purchase deposits for flight equipment        (2,061)         (1,224)
Net decrease in short-term investments           496             246
Acquisitions and other investments               (99)           (140)
Proceeds from:
     Sale of discontinued operations             259              -
     Sale of other investments                    66              -
     Sale of equipment and property               46             196
Net cash used for investing activities        (1,293)           (922)

Cash Flow from Financing Activities:
  Repurchases of common stock                   (696)           (366)
  Payments on long-term debt and capital
   lease obligations                            (128)           (138)
  Proceeds from:
     Issuance of long-term debt                  770              94
     Sale-leaseback transactions                  54              -
     Exercise of stock options                    24              75
Net cash provided by (used for)
 financing activities                             24            (335)

Net increase (decrease) in cash                  (16)             40
Cash at beginning of period                       95              62

Cash at end of period                         $   79        $    102

Cash Payments For:
  Interest                                    $  121        $    159
  Income taxes                                   104             273

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred          $   54        $     -

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

2.Accumulated  depreciation of owned equipment and  property  at  June
  30, 1999 and December 31, 1998, was $7.7 billion and $7.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1999 and December 31, 1998, was $1.3 billion.

  Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. As a result of this change, depreciation and amortization expense was reduced by approximately $40 million and net earnings was increased by approximately $25 million, or $0.16 per common share diluted, for the three months ended June 30, 1999. For the six months ended June 30, 1999, depreciation and amortization expense was reduced by approximately $80 million and net earnings was increased by approximately $50 million, or $0.31 per common share diluted.

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

4.As  of June 30, 1999, the Company had commitments to acquire the following aircraft: 91 Boeing 737-800s, 24 Boeing 777-200IGWs, 95 Embraer EMB-135s, 25 Bombardier CRJ-700s and 17 Embraer EMB-145s. In July 1999, the Company exercised its purchase rights to acquire three additional Boeing 777-200IGWs. Deliveries of these aircraft will extend through 2006. Payments for these aircraft will approximate $1.4 billion during the remainder of 1999, $2.2 billion in 2000, $1.9 billion in 2001 and an aggregate of approximately $1.5 billion in 2002 through 2006.

  In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

5.In  early  February  1999, some members of  the  Allied  Pilots
  Association (APA) engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air, Inc. (Reno) in December 1998 and adversely impacted the Company's 1999 net earnings. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation.

6.In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for proceeds of $66 million. The Company recorded a pre-tax gain of $66 million as a result of this transaction.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The results of operations for AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. During the first quarter of 1999, the Company completed the sales of AMR Services, AMR Combs and TeleService Resources. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million. Earnings from the operations of AMR Services, AMR Combs and TeleService Resources were $1 million, net of income taxes of $1.4 million, and $6 million, net of income taxes of $5 million, for the three and six months ended June 30, 1998, respectively. Revenues from the operations of AMR Services, AMR Combs and TeleService Resources were $119 million for the three months ended June 30, 1998 and $97 million and $252 million for the six months ended June 30, 1999 and 1998, respectively.

8.During the second quarter of 1999, American entered into various debt agreements which are secured by aircraft. Interest on these agreements is a variable rate based on the London Interbank Offered
  Rate (LIBOR) plus an additional spread.   Interest on these agreements
  range from 5.47 percent to 5.9 percent and mature in 2011. As of June 30, 1999, the Company had borrowed approximately $612 million under these agreements.

  On July 13, 1999, the Company issued $150 million of unsecured debt bearing interest at 7.875 percent, maturing on July 13, 2039, and is callable at par after July 13, 2004.

9.The following table sets forth the computations of basic and diluted earnings per share from continuing operations (in millions, except per share data):

<Captions>
                            Three Months Ended     Six Months Ended
                                  June 30,             June 30,
                              1999       1998       1999      1998
Numerator:
Income     from    continuing
operations  - numerator  for
basic  and diluted  earnings
per share                     $  268     $  408     $  362    $  693

Denominator:
Denominator for basic earnings
per share - weighted-average
shares                           153        172        156       172

Effect  of dilutive securities:
Employee options and shares       11         12         12        14
Assumed treasury shares
purchased                         (6)        (6)        (7)       (7)
Dilutive potential common shares   5          6          5         7

Denominator for diluted earnings
per share - adjusted
weighted-average shares          158        178        161       179

Basic earnings per share from
continuing operations          $1.76      $2.37      $2.32     $4.02

Diluted earnings per share
from continuing operations     $1.70      $2.29      $2.25     $3.88

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.AMR's  operations  fall within two lines  of  business:   the
  Airline Group and Sabre, Inc. (Sabre), a majority-owned subsidiary of AMR. The Airline Group consists primarily of American, one of the largest scheduled passenger airlines and air freight carriers in the world, and AMR Eagle Holding Corporation (AMR Eagle), a separate subsidiary of AMR. At June 30, 1999, AMR Eagle owns three regional airlines which operate as "American Eagle", and provides connecting service to American. Sabre provides electronic distribution of travel through its Sabre computer reservations system and information technology solutions to the travel and transportation industries.

   Selected financial information by reportable segment is as follows (in millions):

<Captions>
                                   Airline
                                    Group        Sabre       Total
Three months ended June 30, 1999
 Revenues from external customers  $4,516       $480        $4,996
 Intersegment revenues                 12        159           171
 Operating income                     408         96           504

Three months ended June 30, 1998
 Revenues from external customers  $4,484       $427        $4,911
 Intersegment revenues                 13        150           163
 Operating income                     608        109           717

Six months ended June 30, 1999
 Revenues from external customers  $8,496       $965        $9,461
 Intersegment revenues                 23        312           335
 Operating income                     445        208           653

Six months ended June 30, 1998
 Revenues from external customers  $8,703       $830        $9,533
 Intersegment revenues                 23        301           324
 Operating income                   1,035        224         1,259

         The  following table provides a reconciliation of  reportable
   segment   revenues   and   operating  income   to   the   Company's
   consolidated financial statement totals (in millions):

<Captions>
                                  Three Months Ended  Six Months Ended
                                         June 30,           June 30,
                                      1999      1998     1999     1998
   Revenues
     Total external revenues for
      reportable segments            $4,996    $4,911   $9,461   $9,533
     Intersegment revenues for
      reportable segments               171       163      335      324
     Other revenues                      20        17       40       34
     Elimination of intersegment
      revenues                         (176)     (167)    (342)    (333)

       Total consolidated revenues   $5,011    $4,924    $9,494  $9,558

   Operating income
     Total operating income for
      reportable segments            $  504    $  717    $  653  $1,259
     Other operating income               6         7        15      13

       Total consolidated operating
        income                       $  510     $ 724    $  668  $1,272

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1999 and 1998

Summary AMR recorded net earnings for the three months ended June 30, 1999 of $268 million, or $1.70 per common share diluted. This compares to net earnings of $409 million, or $2.30 per common share diluted, for the second quarter of 1998. AMR's operating income of $510 million decreased 29.6 percent, or $214 million, compared to $724 million for the same period in 1998.

The following sections provide a discussion of AMR's results by reporting segment, which are described in Footnote 10 and in AMR's Annual Report on Form 10-K for the year ended December 31, 1998.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

<Captions>
                                                Three Months Ended
                                                     June 30,
                                                1999          1998
Revenues
  Passenger - American Airlines, Inc.         $3,751        $  3,789
            - American Eagle                     340             289
  Cargo                                          164             169
  Other                                          273             250
                                               4,528           4,497
Expenses
  Wages, salaries and benefits                 1,557           1,452
  Aircraft fuel                                  414             404
  Commissions to agents                          298             322
  Depreciation and amortization                  268             258
  Other rentals and landing fees                 241             215
  Maintenance, materials and repairs             222             223
  Food service                                   185             175
  Aircraft rentals                               162             143
  Other operating expenses                       773             697
    Total operating expenses                   4,120           3,889
Operating Income                                 408             608

Other Expense                                    (56)            (41)

Earnings Before Income Taxes                  $  352        $    567

Average number of equivalent employees        98,400          91,500

<Captions>
OPERATING STATISTICS
                                                Three Months Ended
                                                     June 30,
                                                1999          1998
American Airlines Jet Operations
    Revenue passenger miles (millions)         28,908       27,923
    Available seat miles (millions)            40,406       38,963
    Cargo ton miles (millions)                    511          509
    Passenger load factor                        71.5%        71.7%
    Breakeven load factor                        63.2%        58.9%
    Passenger revenue yield per passenger
     mile (cents)                               12.97        13.57
    Passenger revenue per available seat
     mile (cents)                                9.28         9.72
    Cargo revenue yield per ton mile (cents)    31.67        32.75
    Operating expenses per available seat
     mile (cents)                                9.31         9.25
    Fuel consumption (gallons, in millions)       745          711
    Fuel price per gallon (cents)                53.0         55.0
    Fuel  price per gallon, excluding  fuel
     taxes (cents)                               48.4         50.3
    Operating aircraft at period-end              697          641

American Eagle
    Revenue passenger miles (millions)            885           708
    Available seat miles (millions)             1,422         1,099
    Passenger load factor                        62.2%         64.5%
    Operating aircraft at period-end              260           206

Operating aircraft at June 30, 1999 included:

<Captions>
 American         Airlines            American Eagle Aircraft:
 Aircraft:
Airbus A300-600R             35        ATR 42                     35
Boeing 727-200               76        Embraer 145                33
Boeing 737-800               12        Super ATR                  43
Boeing 757-200              102        Saab 340A                  20
Boeing 767-200                8        Saab 340B                 104
Boeing 767-200 Extended      22        Saab 340B Plus             25
 Range
Boeing 767-300 Extended      49         Total                    260
 Range
Boeing 777-200IGW            10
Fokker 100                   75
McDonnell Douglas DC-10-10    8
McDonnell Douglas DC-10-30    5
McDonnell Douglas MD-11      11
McDonnell Douglas MD-80     279
McDonnell Douglas MD-90       5
 Total                      697

93.3   percent   of  American's  aircraft  fleet  is  Stage   III,   a
classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 10.6 years for American's aircraft and 6.2 years for American Eagle aircraft.

The Airline Group's revenues increased $31 million, or 0.7 percent, in the second quarter of 1999 versus the same period last year. American's passenger revenues decreased by 1.0 percent, or $38 million, compared to the second quarter of 1998. American's yield (the average amount one passenger pays to fly one mile) of 12.97 cents decreased by 4.4 percent compared to the same period in 1998. Domestic yields decreased 2.4 percent from the second quarter of 1998. International yields decreased 8.7 percent due to a 11.6 percent decrease in the Pacific, a 10.7 percent decrease in Europe and a 5.4 percent decrease in Latin America. The decrease in domestic yields was due primarily to increased capacity and fare sale activity during the second quarter of 1999, the residual effect of the APA job action from the first quarter of 1999, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to large industry capacity additions and increased fare sale activity in Europe.

American's traffic or revenue passenger miles (RPMs) increased 3.5 percent to 28.9 billion miles for the quarter ended June 30, 1999. American's capacity or available seat miles (ASMs) increased 3.7 percent to 40.4 billion miles in the second quarter of 1999. American's domestic traffic increased 2.7 percent on capacity increases of 4.7 percent and international traffic grew 5.4 percent on capacity increases of 1.6 percent. The increase in international traffic was driven by a 62.3 percent increase in traffic to the Pacific on capacity growth of 48.4 percent and a 7.3 percent increase in traffic to Europe on capacity growth of 8.1 percent. This increase was partially offset by a 3.8 decrease in traffic to Latin America on a capacity decrease of 8.7 percent.

American's operations were adversely impacted by several external factors in the second quarter of 1999. First, American experienced record delays and cancellations due to weather, primarily at its Dallas-Fort Worth and Chicago hubs. In addition, the implementation of the Federal Aviation Administration's new Display Screen Replacement (DSR) system caused numerous delays and cancellations across American's system as three of the first five centers to receive the new DSR system - Fort Worth, New York, and Chicago - are high-traffic cities in American's network which are responsible for a significant amount of American's traffic.

AMR Eagle's revenues increased 17.6 percent, or $51 million, due primarily to the acquisition of Business Express, a regional carrier based in the Northeast, in March 1999.

The Airline Group's other revenues increased $23 million, or 9.2 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased service contracts, primarily related to ramp and consulting services.

The Airline Group's operating expenses increased 5.9 percent, or $231 million. American's Jet Operations cost per ASM increased 0.6 percent to 9.31 cents. Wages, salaries and benefits increased 7.2 percent, or $105 million, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. Aircraft fuel expense increased 2.5 percent, or $10 million, due to a 4.8 percent increase in American's fuel consumption, partially offset by a 3.6 percent decrease in American's average price per gallon, including taxes. Other rentals and landing fees increased $26 million, or 12.1 percent, due to higher facilities rent and landing fees across American's system. Aircraft rentals increased $19 million, or 13.3 percent, due primarily to the addition of Reno aircraft. Other operating expense increased $76 million, or
10.9 percent, due primarily to an increase in outsourced services, booking fees, aircraft maintenance work performed by American for other airlines, and travel and incidental costs.

Other Expense increased 36.6 percent, or $15 million, primarily due to a decrease in interest income resulting from lower investment balances and a decline in interest rates.

SABRE
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

<Captions>
                                                Three Months Ended
                                                     June 30,
                                                1999          1998
Revenues                                      $  639        $    577

Operating Expenses                               543             468

Operating Income                                  96             109

Other Income                                       4               1

Earnings Before Income Taxes                  $  100        $    110

Average number of equivalent employees        12,000          11,300

Revenues
Revenues for Sabre increased $62 million, or 10.7 percent. Electronic travel distribution revenues increased approximately $49 million, or
14.5 percent, due to growth in booking fees driven by an increase in booking volumes and an overall increase in the average price per booking due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by an increase in bookings made through Sabre's online travel site
(Travelocity.com). Revenues from information technology solutions increased approximately $13 million, or 5.5 percent, primarily due to services performed under various information technology outsourcing agreements signed during 1998.

Expenses
Operating expenses increased $75 million, or 16.0 percent, due primarily to increases in salaries and benefits expense, subscriber incentive expense, depreciation and amortization, advertising, miscellaneous selling, and product development expenses, and data processing expense. Salaries and benefits expense increased due to an increase in the average number of employees necessary to support Sabre's business growth, and wage and salary increases for existing employees. Subscriber incentive expense increased in order to maintain and expand Sabre's travel agency subscriber base and to respond to competitor pressures. The increase in depreciation and amortization expense was due primarily to the amortization of the deferred asset associated with the stock options granted to US Airways, Inc. (US Airways). Advertising, miscellaneous selling, and product development expenses increased in order to support Sabre's growth initiatives. Data processing costs increased due to the growth in bookings and transactions processed. These increases were partially offset by a decrease in contract labor expenses due to a planned reduction in contract labor headcount.

For the Six Months Ended June 30, 1999 and 1998

Summary AMR recorded net earnings for the six months ended June 30, 1999 of $426 million, or $2.65 per common share diluted. This compares with net earnings of $699 million, or $3.91 per common share diluted, for the same period in 1998. AMR's operating income of $668 million decreased 47.5 percent, or $604 million, compared to $1.3 billion for the same period in 1998. AMR's net earnings were adversely impacted by an illegal job action by some members of the APA during the first quarter of 1999, which negatively impacted the Company's net earnings by an estimated $140 million, or $0.87 per common share diluted. This was partially offset by the gain on the sale of AMR Services, AMR Combs and TeleService Resources, and the gain from the sale of the Equant N.V. depository certificates, such gains aggregating approximately $101 million after taxes, or $0.63 per common share diluted.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

<Captions>
                                            Six Months Ended June 30,
                                                1999          1998
Revenues
  Passenger - American Airlines, Inc.         $7,071        $  7,367
            - American Eagle                     611             545
  Cargo                                          309             332
  Other                                          528             482
                                               8,519           8,726
Expenses
  Wages, salaries and benefits                 3,019           2,836
  Aircraft fuel                                  763             819
  Commissions to agents                          586             623
  Depreciation and amortization                  521             516
  Other rentals and landing fees                 469             419
  Maintenance, materials and repairs             479             452
  Food service                                   352             339
  Aircraft rentals                               322             285
  Other operating expenses                     1,563           1,402
    Total operating expenses                   8,074           7,691

Operating Income                                 445           1,035

Other Expense                                   (62)            (103)

Earnings Before Income Taxes                  $  383        $    932

Average number of equivalent employees        96,250          91,250


<Captions>
OPERATING STATISTICS
                                               Six Months Ended June 30,
                                                 1999         1998
American Airlines Jet Operations
    Revenue passenger miles (millions)         54,198       53,311
    Available seat miles (millions)            78,109       76,670
    Cargo ton miles (millions)                    942        1,005
    Passenger load factor                        69.4%        69.5%
    Breakeven load factor                        64.9%        58.6%
    Passenger revenue yield per passenger
     mile (cents)                               13.05        13.82
    Passenger revenue per available seat
     mile (cents)                                9.05         9.61
    Cargo revenue yield per ton mile (cents)    32.36        32.65
    Operating  expenses per  available
     seat mile (cents)                           9.46         9.30
    Fuel consumption (gallons, in millions)     1,432        1,392
    Fuel price per gallon (cents)                51.0         56.9
    Fuel price per gallon, excluding
     fuel taxes (cents)                          46.6         52.0
    Operating aircraft at period-end              697          641

American Eagle
    Revenue passenger miles (millions)         1,591         1,323
    Available seat miles (millions)            2,633         2,170
    Passenger load factor                       60.4%         61.0%
    Operating aircraft at period-end             260           206

The Airline Group's revenues decreased $207 million, or 2.4 percent, during the first six months of 1999 versus the same period last year. American's passenger revenues decreased by 4.0 percent, or $296 million, largely as a result of the illegal job action by some members of the APA during the first quarter of 1999. American's yield (the average amount one passenger pays to fly one mile) of
13.05 cents decreased by 5.6 percent compared to the same period in 1998. Domestic yields decreased 3.9 percent from the first six months of 1998. International yields decreased 9.4 percent, reflecting a 12.6 percent decrease in the Pacific, a 9.1 percent decrease in Europe and an 8.3 percent decrease in Latin America. The decrease in domestic yield was due primarily to increased capacity and fare sale activity in the first six months of 1999 compared to the same period in 1998, the APA job action, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to weak international economies, large industry capacity additions and increased fare sale activity.

American's traffic or revenue passenger miles (RPMs) increased 1.7 percent to 54.2 billion miles for the six months ended June 30, 1999. American's capacity or available seat miles (ASMs) increased 1.9 percent to 78.1 billion miles in the first six months of 1999. American's domestic traffic increased 1.4 percent on capacity growth of 1.9 percent and international traffic grew 2.3 percent on capacity increases of 1.9 percent. The increase in international traffic was driven by a 50.0 percent increase in traffic to the Pacific on capacity growth of 59.6 percent and a 2.8 percent increase in traffic to Europe on capacity growth of 5.8 percent. This was partially offset by a 4.0 percent decrease in traffic to Latin America on a capacity decline of 7.1 percent.

American's operations were adversely impacted by several external factors in the second quarter of 1999. First, American experienced record delays and cancellations due to weather, primarily at its Dallas-Fort Worth and Chicago hubs. In addition, the implementation of the Federal Aviation Administration's new Display Screen Replacement (DSR) system caused numerous delays and cancellations across American's system as three of the first five centers to receive the new DSR system - Fort Worth, New York, and Chicago - are high-traffic cities in American's network which are responsible for a significant amount of American's traffic.

AMR Eagle's revenues increased 12.1 percent, or $66 million, due primarily to the acquisition of Business Express in March 1999.

The Airline Group's other revenues increased $46 million, or 9.5 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased service contracts, primarily related to ramp and consulting services.

The Airline Group's operating expenses increased 5.0 percent, or $383 million. American's Jet Operations cost per ASM increased by 1.7 percent to 9.46 cents. Wages, salaries and benefits increased $183 million, or 6.5 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. Aircraft fuel expense decreased 6.8 percent, or $56 million, due to a 10.4 percent decrease in American's average price per gallon, including taxes, partially offset by a 2.9 percent increase in American's fuel consumption. Other rentals and landing fees increased $50 million, or 11.9 percent, due to higher facilities rent and landing fees across American's system. Aircraft rentals increased $37 million, or 13.0 percent, due primarily to the addition of Reno aircraft. Other operating expense increased $161 million, or
11.5 percent, due primarily to an increase in outsourced services, booking fees, aircraft maintenance work performed by American for other airlines, and travel and incidental costs.

Other Expense decreased 39.8 percent, or $41 million, due to an increase in capitalized interest on aircraft purchase deposits and a $31 million gain on the sale of a portion of American's interest in Equant N.V., partially offset by a decrease in interest income resulting from lower investment balances and a decline in interest rates.

SABRE
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

<Captions>
                                            Six Months Ended June 30,
                                                 1999         1998
Revenues                                       $1,277       $  1,131

Operating Expenses                              1,069            907

Operating Income                                  208            224

Other Income                                       41              3

Earnings Before Income Taxes                   $  249       $    227

Average number of equivalent employees         12,100         11,000

Revenues
Revenues for Sabre increased $146 million, or 12.9 percent. Electronic travel distribution revenues increased approximately $85 million, or 12.4 percent, due to growth in booking fees driven by an increase in booking volumes and an overall increase in the average price per booking due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by an increase in bookings made through the Travelocity.com site. Revenues from information technology solutions increased approximately $61 million, or 13.6 percent, primarily due to services performed under the information technology services agreement with US Airways and services performed under other information technology outsourcing agreements signed during 1998.

Expenses
Operating expenses increased $162 million, or 17.9 percent, due primarily to increases in salaries, benefits and employee-related costs, subscriber incentive expense, depreciation and amortization, advertising and miscellaneous selling expenses, and data processing costs. Salaries, benefits and employee-related costs increased due to an increase in the average number of employees necessary to support Sabre's business growth, and wage and salary increases for existing
employees.   Subscriber  incentive  expense  increased  in  order   to
maintain and expand Sabre's travel agency subscriber base and to respond to competitor pressures. The increase in depreciation and amortization expense was due primarily to the amortization of the deferred asset associated with the stock options granted to US Airways, the acquisition of information technology assets to support the US Airways' contract, and normal additions. These increases were partially offset by a decrease in depreciation expense due to the sale of  data  center mainframe equipment to an unrelated party in  October
1998.   Advertising  and miscellaneous selling expenses  increased  in order to support the Company's growth initiatives. Data processing costs increased due to the growth in bookings and transactions processed.

  In an effort to balance costs with revenue growth, and as a result of certain inefficiencies uncovered after Sabre's March 1999 reorganization, Sabre is reviewing a number of alternatives aimed at strategically managing costs and improving operating margins in the latter half of 1999. Such alternatives may result in headcount reductions in certain areas, reduced spending on discretionary items, and prioritization and streamlining of current development projects in order  to  focus  resources on those that provide the  best  long-term
solution.    Sabre   intends  to  implement  such   measures   without
compromising the service levels or commitments to its existing customers or reducing sales and marketing efforts to continue to grow the outsourcing business.

Other Income
Other income increased $38 million primarily due to a $35 million gain on the sale of Equant N.V. depository certificates held by American for the economic benefit of Sabre.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six-month period ended June 30, 1999 was $1.3 billion, a decrease of $44 million over the same period in 1998. This decrease resulted primarily from a decrease in net earnings, partially offset by an increase in the air traffic liability due to higher advanced sales. Capital expenditures for the first six months of 1999 were $2.1 billion, and included the acquisition of 12 Boeing 737-800s, 10 Boeing 777-200IGWs, six Boeing 757-200s, four Boeing 767-300ERs and 13 Embraer 145 aircraft. These capital expenditures were financed with internally generated cash, except for 12 Boeing aircraft which were financed through secured mortgage agreements, one Boeing aircraft which was financed through a sale-leaseback transaction, and the Embraer aircraft which were funded through secured debt agreements.

  As of June 30, 1999, the Company had commitments to acquire the following aircraft: 91 Boeing 737-800s, 24 Boeing 777-200IGWs, 95 Embraer EMB-135s, 25 Bombardier CRJ-700s and 17 Embraer EMB-145s. In July 1999, the Company exercised its purchase rights to acquire three additional Boeing 777-200IGWs. Deliveries of these aircraft will extend through 2006. Payments for these aircraft will approximate $1.4 billion during the remainder of 1999, $2.2 billion in 2000, $1.9 billion in 2001 and an aggregate of approximately $1.5 billion in 2002 through 2006. The Company expects to fund its remaining 1999 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

  In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

   On July 13, 1999, the Company issued $150 million of unsecured debt bearing interest at 7.875 percent, maturing on July 13, 2039, and is callable at par after July 13, 2004.

    During the six months ended June 30, 1999, the Company purchased approximately 10.7 million shares of its common stock at a cost of approximately $664 million. Additional share repurchases of up to $241 million, which is the remaining amount currently authorized by the Company's Board of Directors, may be made from time to time, depending on market conditions, and may be discontinued at any time.

    In March 1999, Sabre's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.0 million shares of Sabre's Class A Common Stock. During the six months ended June 30, 1999, Sabre purchased approximately 545,000 shares at a cost of approximately $32 million.

   In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for proceeds of $66 million. During the first six months of 1999, the Company acquired approximately 400,000 depository certificates from other airlines. In addition, based upon a reallocation between the owners of the certificates in July 1999, the Company received an additional 2.6 million certificates. Accordingly, as of July 30, 1999, the Company holds approximately 5.3 million depository certificates with an estimated market value of approximately $474 million.

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

      IT Systems   The Company has completed the first three phases of
the Year 2000 Project for all of its IT Systems. The Company has successfully completed the testing and validation phase and quality assurance review phase for 99 percent of its IT Systems, including its computer reservations and flight operating systems that perform such
"mission   critical"  functions  as  passenger  bookings,   ticketing,
passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of July 1, 1999, approximately 43 percent of those IT Systems (including the computer reservations systems) are already successfully processing Year 2000 dates in actual use.

      Using dedicated testing environments and applying rigorous test standards, the Company is actively testing the remaining one percent of its IT Systems to determine if they are Year 2000 ready or if further remediation is necessary. The Company estimates completing the testing and validation phase and quality assurance review phase, and the business continuity phase for its remaining IT Systems during the third quarter of 1999.

     Non-IT Systems The Company has completed the first five phases of the Year 2000 project for 99 percent of its Non-IT Systems, such as aircraft avionics and flight simulators. The Company estimates completing the final phase of business continuity for its Non-IT systems during the third quarter of 1999.

    Third Party Services The Company's business is dependent upon entities which supply critical infrastructure to the airline industry, such as the air traffic control and related systems of the Federal Aviation Administration and international aviation authorities, the Department of Transportation, and airport authorities. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company is actively involved in the Air Transport Association
(ATA) and the International Air Transport Association (IATA) Year 2000 Airline Industry Program to ensure the readiness of airports, air traffic service providers, and commercial airline suppliers worldwide. As part of this program, the ATA and IATA are monitoring approximately 2,500 airports, 185 air traffic control service providers, and more than 5,000 commercial airline suppliers throughout the world regarding their Year 2000 Readiness. The results of these studies indicate that a majority of the domestic and international airports in which American operates have made significant progress towards their Year 2000 Readiness. Nevertheless, the Company continues to closely monitor the progress of a number of key airports that, if not properly prepared for the Year 2000, could disrupt the Company's ability to provide services to its customers.

   In addition, the Company relies on third party service providers for many services, such as telecommunications, electrical power, and data and credit card transaction processing. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company is monitoring its critical service providers regarding their Year 2000 Readiness and has received responses from approximately 87 percent of its critical service
providers.   Such respondents assured the Company that their  software
and hardware is or will be Year 2000 ready. To the extent practical, the Company will implement contingencies for the third party critical service providers that have not responded.

    The Company does not expect the Year 2000 issues it might encounter with third parties to be materially different from those encountered by other airlines, including the Company's competitors.

Costs of Year 2000 Project The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is $215 to $220 million, of which approximately $204 million was incurred as of June 30, 1999. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.

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

    Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. There can be no assurance that the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000 issue.

Business Continuity Plans   The Company has identified four potential
risk areas related to the Year 2000 and is developing and refining plans to continue its business in the event of Year 2000 failures in response to those risks. The Company believes that its most likely
Year 2000 risks relate to the failure of third parties with whom it has material relationships to be Year 2000 compliant. In response to this risk, the Company has been actively participating with the ATA and IATA Year 2000 Airline Industry program to ensure the readiness of airports and air traffic services worldwide. The Company is in the process of collecting additional business continuity information from such suppliers in order to effectively manage any failures. The second risk area relates to the effective prioritization and management of any Year 2000 failures. The Company is establishing an Enterprise
Command Center in order to prioritize issues, manage resources, coordinate problem resolution and communicate status in the event of Year 2000 failures. The third risk area relates to the possibility that the Company's employees will fail to report to work on or around December 31, 1999, thereby potentially disrupting the Company's operations. In order to mitigate such risk, American may voluntarily reduce its schedule during this timeframe. The fourth risk area relates to the failure of critical internal business processes, services, systems and facilities. Although the Company has tested all systems including those not impacted by dates, the Company is developing business continuity plans to manage potential internal Year 2000 failures and expects to complete these plans by September 30, 1999. The Company's business continuity plans include performing certain processes manually; maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted date data supplied by third parties; repairing or obtaining replacement systems; and reducing or suspending certain non-critical aspects of the Company's services or operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to be Year 2000 compliant, the Company will continue to refine its contingency plans during 1999.

    The  costs of the project and the date on which the Company plans to complete the Year 2000 Readiness program are based on management's best estimates, which were derived utilizing numerous assumptions of
future   events  including  the  continued  availability  of  certain
resources,   third  party  modification  plans  and  other   factors.
Even though the Company has met all established deadlines and the cost estimates have remained constant, actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of third parties to be Year 2000 ready, and similar uncertainties.

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

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 1998.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There  have been no material changes from the information provided  in
Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                PART II

    On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by an illegal sick-out by some of American's pilots in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant inasmuch as American has a $45 million judgment against the APA that exceeds APA's total assets. Plaintiffs claim they are entitled to some or all of the APA's limited funds. APA filed cross claims against American alleging that American must indemnify pilots who put themselves on the sick list. American is vigorously defending all claims against it.

    On  July  26, 1999, a class action lawsuit was filed  against  AMR
Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of
California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. American intends to vigorously defend the lawsuit.

    On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. American intends to defend the lawsuit vigorously.

    Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees. (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier v. AMR
Corp.,  et  al.;  Wright v. AMR Corp., et al.; and  Youngdahl  v.  AMR
Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW since 1995 to the present, although to date no class has been certified. American intends to defend these lawsuits vigorously.

    Also since the filing of the Department of Justice case, one class action lawsuit filed on April 13, 1999, against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Fort Lauderdale, Florida, (Zifrony v. AMR Corp., et al.), alleging that American violated federal antitrust law by monopolizing and attempting to monopolize airline passenger service to and from DFW and Miami International Airport, was dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 140,165,083 shares of common stock, or 89 percent of shares outstanding, were represented at the annual meeting of stockholders on May 19, 1999 at the American Airlines Training & Conference Center, 4501 Highway 360 South, Fort Worth, Texas.

Elected as directors of the Corporation, each receiving a minimum of 139,531,183 votes were:

David L. Boren                     Ann D. McLaughlin
Edward A. Brennan                  Charles H. Pistor, Jr.
Donald J. Carty                    Joe M. Rodgers
Armando M. Codina                  Judith Rodin
Earl G. Graves                     Maurice Segall
Dee J. Kelly

Stockholders  ratified  the  appointment  of  Ernst  &  Young  LLP  as
independent  auditors  for the Corporation for  1999.   The  vote  was
139,819,436 in favor; 67,519 against; and 278,128 abstaining.

Item 5.  Other Information

The Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW (for further information, see Item 1. Legal Proceedings). Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have an advantage because of federal assistance, American's business may be adversely impacted.

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 1999 and 1998.

27.1 Financial Data Schedule as of June 30, 1999.

27.2 Restated Financial Data Schedule as of June 30, 1998.


    On April 22, 1999, AMR filed a report on Form 8-K relative to a press release issued to report the Company's first quarter 1999 earnings and to announce the acceleration of the retirement of nine DC-10 widebody aircraft and 16 Boeing 727 narrowbody aircraft.

    On July 12, 1999, AMR filed a report on Form 8-K relative to filing documents with reference to the Registration Statement on Form S-3 (Registration No. 333-68211) (which Registration Statement constitutes a post-effective amendment to Registration Statements on Form S-3 (Registration Nos. 33-46325 and 33-52121)) of AMR Corporation.

    On July 22, 1999, AMR filed a report on Form 8-K relative to a press release issued to report the Company's second quarter 1999 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  August 16, 1999         BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice  President  and   Chief
                               Financial Officer

                                                            Exhibit 12
                            AMR CORPORATION
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

<Captions>
                                       Three Months         Six Months
                                      Ended June 30,      Ended June 30,
                                       1999     1998      1999     1998
 Earnings:
Earnings from continuing
 operations before income taxes       $448      $673      $621    $1,150

 Add:  Total fixed charges
       (per below)                     317       288       625       570

 Less:  Interest capitalized            29        25        62        43
    Total earnings                    $736      $936    $1,184    $1,677

 Fixed charges:
 Interest, including interest
  capitalized                         $ 92      $92       $183      $188

Portion on rental expense
 representative of the
 interest factor                       222      195        437      381

 Amortization of debt expense            3        1          5        1
    Total fixed charges               $317     $288       $625     $570

 Ratio of earnings to fixed
 charges                              2.32      3.25      1.89     2.94