Form 10-Q
period 1999-09-30
AMR CORP
filed 1999-11-05
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1999.


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


Common Stock, $1 par value - 148,083,026 as of October 29, 1999

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 1999 and 1998

  Condensed Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998

  Notes  to  Condensed Consolidated Financial Statements -  September
  30, 1999


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                             Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                              1999       1998       1999      1998
Revenues
  Airline Group:
Passenger - American
            Airlines, Inc    $3,900     $3,871     $10,971    $11,238
          - American Eagle      352        304         963        849
Cargo                           160        158         469        490
Other                           267        257         795        739
                              4,679      4,590      13,198     13,316

  Sabre                         617        604       1,894      1,735
  Other                          20         17          60         51
  Less: Intersegment revenues  (166)      (165)       (508)      (498)
Total operating revenues      5,150      5,046      14,644     14,604

Expenses
  Wages, salaries and
   benefits                   1,734      1,632       5,164     4,817
  Aircraft fuel                 456        400       1,219     1,219
  Depreciation and
   amortization                 317        328         984       966
  Commissions to agents         314        311         900       934
  Maintenance, materials and
   repairs                      263        251         743       704
  Other rentals and
   landing fees                 261        231         754       667
  Food service                  196        184         548       523
  Aircraft rentals              161        142         483       427
  Other operating expenses      901        835       2,634     2,343
    Total operating expenses  4,603      4,314      13,429    12,600
Operating Income                547        732       1,215     2,004

Other Income (Expense)
  Interest income                26         37         72        103
  Interest expense            (107)        (93)      (294)      (280)
  Interest capitalized           27         28         89         71
  Minority interest            (13)        (12)       (40)       (37)
  Miscellaneous - net           (9)         16         50         (3)
                               (76)        (24)      (123)      (146)
Income From Continuing
Operations
  Before Income Taxes           471        708       1,092     1,858
Income tax provision            192        277         451       734
Income From Continuing
 Operations                     279        431         641     1,124
Discontinued Operations, net
 of applicable income taxes       -          2          64         8
Net Earnings                 $  279     $  433      $  705   $ 1,132

Continued on next page.
                                     -1-

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                              1999       1998       1999      1998
Earnings Applicable to
 Common Shares               $  279     $ 433      $ 705     $ 1,132

Earnings Per Common Share
  Basic
    Income from Continuing
     Operations              $ 1.86      $ 2.56     $ 4.17   $  6.57
    Discontinued Operations       -        0.01       0.41      0.05
    Net Earnings             $ 1.86      $ 2.57     $ 4.58   $  6.62

  Diluted
    Income from Continuing
     Operations              $ 1.76      $ 2.48     $ 4.04   $  6.34
    Discontinued Operations       -        0.01       0.40      0.05
    Net Earnings             $ 1.76      $ 2.49     $ 4.44   $  6.39


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                          September 30,   December 31,
                                               1999          1998
                                                           (Note 1)
Assets
Current Assets
  Cash                                       $     96      $     95
  Short-term investments                        1,869         1,978
  Receivables, net                              1,742         1,543
  Inventories, net                                703           596
  Deferred income taxes                           476           476
  Other current assets                            226           187
    Total current assets                        5,112         4,875

Equipment and Property
  Flight equipment, net                        10,986         8,712
  Other equipment and property, net             1,980         1,903
  Purchase deposits for flight equipment        1,329         1,624
                                               14,295        12,239

Equipment and Property Under Capital Leases
  Flight equipment, net                         1,883         1,981
  Other equipment and property, net               186           166
                                                2,069         2,147

Route acquisition costs, net                      894           916
Other assets, net                               1,994         2,126
                                             $ 24,364      $ 22,303

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $  1,249     $  1,152
  Accrued liabilities                            2,189        2,122
  Air traffic liability                          2,596        2,163
  Current maturities of long-term debt             307           48
  Current obligations under capital leases         168          154
    Total current liabilities                    6,509        5,639

Long-term debt, less current maturities          3,525        2,436
Obligations   under  capital  leases,
 less current obligations                        1,692        1,764
Deferred income taxes                            1,752        1,491
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,388        4,275

Stockholders' Equity
  Common stock                                     182          182
  Additional paid-in capital                     3,061        3,075
  Treasury stock                                (2,111)      (1,288)
  Accumulated other comprehensive income            (4)          (4)
  Retained earnings                              5,370        4,733
                                                 6,498        6,698
                                              $ 24,364     $ 22,303

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              1999          1998
Net Cash Provided by Operating Activities     $ 2,163       $ 2,571

Cash Flow from Investing Activities:
Capital expenditures, including net change in
 purchase deposits for flight equipment        (2,876)       (1,950)
  Net decrease in short-term investments          113           190
  Acquisitions and other investments              (99)         (140)
  Proceeds from:
     Sale of discontinued operations              259            -
     Sale of equipment and property                67           224
     Sale of other investments                     66            -
Net cash used for investing activities         (2,470)       (1,676)

Cash Flow from Financing Activities:
  Repurchases of common stock                    (930)         (889)
  Payments on long-term debt and capital
   lease obligations                             (213)         (349)
  Proceeds from:
     Issuance of long-term debt                 1,367           165
     Sale-leaseback transactions                   54           108
     Exercise of stock options                     30            80
Net cash provided by (used for)
 financing asctivities                            308          (885)

Net increase in cash                                1            10
Cash at beginning of period                        95            62

Cash at end of period                         $    96        $   72

Cash Payments For:
  Interest                                    $   197        $  226
  Income taxes                                    114           435

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred          $   54         $  108

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

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1999 and December 31, 1998, was $7.9 billion and $7.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1999 and December 31, 1998, was $1.4 billion and $1.3 billion, respectively.

  Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. As a result of this change, depreciation and amortization expense was reduced by approximately $39 million and net earnings was increased by approximately $23 million, or $0.15 per common share diluted, for the three months ended September 30, 1999. For the nine months ended September 30, 1999, depreciation and amortization expense was reduced by approximately $119 million and net earnings was increased by approximately $70 million, or $0.44 per common share diluted.

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

4.As of September 30, 1999, the Company had commitments to acquire the following aircraft: 85 Boeing 737-800s, 26 Boeing 777-200IGWs, 90 Embraer EMB-135s, 25 Bombardier CRJ-700s and 11 Embraer EMB-145s. Deliveries of these aircraft extend through 2006. Payments for these aircraft approximate $1.0 billion during the remainder of 1999, $2.2
  billion  in  2000,  $1.9  billion  in  2001  and  an  aggregate   of
  approximately $1.5 billion in 2002 through 2006.

  In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

5.In  early  February  1999, some members of  the  Allied  Pilots
  Association (APA) engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air, Inc. (Reno) and adversely impacted the Company's 1999 net earnings. On October 30, 1999,
  American and the APA reached agreement on a number of issues, including the integration of Reno and American pilot workforces, and new processes to facilitate and foster the amicable resolution of future issues between American and the APA.

6.In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for proceeds of $66 million. The Company recorded a pre-tax gain of $66 million as a result of this transaction.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The  results  of  operations for AMR  Services,  AMR  Combs  and
  TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. During the first quarter of 1999, the Company completed the sales of all three businesses. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million. Earnings from the operations of AMR Services, AMR Combs and TeleService Resources were $2 million, net of income taxes of $1.7 million, and $8 million, net of income taxes of $6.7 million, for the three and nine months ended September 30, 1998, respectively. Revenues from the operations of AMR Services, AMR Combs and TeleService Resources were $122 million for the three months ended September 30, 1998 and $97 million and $374 million for the nine months ended September 30, 1999 and 1998, respectively.

8.During 1999, American and American Eagle entered into various debt agreements which are secured by aircraft. Effective interest rates on these agreements range from 5.6 percent to 6.6 percent and mature in 2011 and 2015. As of September 30, 1999, the Company had borrowed approximately $1.0 billion under these agreements.

  On July 13, 1999, the Company issued $150 million of unsecured debt bearing interest at 7.875 percent, maturing on July 13, 2039, and callable at par after July 13, 2004.

  On October 6, 1999, American issued $600 million of pass-through certificates which are secured by 15 Boeing aircraft. Interest on these certificates range from 6.855 to 7.324 percent and mature in 2004 and 2009. A portion of these proceeds were used to repay $170 million of secured debt borrowed by American during September 1999.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.The following table sets forth the computations of basic and diluted earnings per share from continuing operations (in millions, except per share data):

                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                              1999       1998       1999      1998
Numerator:
Numerator  for basic earnings
per   share  -  income  from
continuing operations        $  279     $  431     $  641    $1,124

Impact of Sabre, Inc.
dilutive securities             (6)          -          -         -

Numerator for diluted
earnings per share -
adjusted income from
continuing operations        $  273     $  431     $  641    $1,124

Denominator:
Denominator for basic
earnings per share    -
weighted-average shares         150        169        154       171

Effect of dilutive
securities:
Employee options and shares      11         12         12        13
Assumed treasury shares
purchased                        (7)        (7)        (7)       (7)
Dilutive potential common shares  5          5          5         6

Denominator for diluted
earnings per share - adjusted
weighted-average shares         155        174        159       177

Basic earnings per share from
continuing operations         $1.86       $2.56      $4.17     $6.57

Diluted earnings per share
from continuing operations    $1.76       $2.48      $4.04     $6.34

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.AMR's  operations  fall within two lines  of  business:   the
  Airline Group and Sabre, Inc, a majority-owned subsidiary of AMR. The Airline Group consists primarily of American, one of the largest scheduled passenger airlines and air freight carriers in the world, and AMR Eagle Holding Corporation (AMR Eagle), a separate subsidiary of AMR. AMR Eagle owns three regional airlines which operate as "American Eagle", and provides connecting service to American. Sabre provides electronic distribution of travel through its Sabre computer reservations system and information technology solutions to the travel and transportation industries.

   Selected financial information by reportable segment is as follows (in millions):

                                   Airline
                                    Group        Sabre       Total
Three months ended September 30, 1999
 Revenues from external customers   $4,669       $465        $5,134
 Intersegment revenues                  10        152           162
 Operating income                      422        121           543

Three months ended September 30, 1998
 Revenues from external customers   $4,576       $458        $5,034
 Intersegment revenues                  14        146           160
 Operating income                      626         98           724

Nine months ended September 30, 1999
 Revenues from external customers  $13,165     $1,430       $14,595
 Intersegment revenues                  33        464           497
 Operating income                      867        329         1,196

Nine months ended September 30, 1998
 Revenues from external customers  $13,278     $1,287       $14,565
 Intersegment revenues                  38        448           486
 Operating income                    1,661        322         1,983


         The  following table provides a reconciliation of  reportable
   segment   revenues   and   operating  income   to   the   Company's
   consolidated financial statement totals (in millions):

                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
                                      1999      1998     1999     1998
   Revenues
     Total external revenues for
      reportable segments            $5,134    $5,034   $14,595   $14,565
     Intersegment revenues for
      reportable segments               162       160       497       486
     Other revenues                      20        17        60        51
     Elimination of intersegment
      revenues                         (166)     (165)     (508)     (498)

       Total consolidated revenues   $5,150    $5,046   $14,644   $14,604

   Operating income
     Total operating income for
      reportable segments            $  543    $  724   $ 1,196    $1,983
     Other operating income               4         8        19        21

Total consolidated operating income  $  547    $  732   $ 1,215    $2,004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1999 and 1998

Summary  AMR  recorded  net  earnings  for  the  three  months  ended
September 30, 1999 of $279 million, or $1.76 per common share diluted. This compares to net earnings of $433 million, or $2.49 per common share diluted, for the third quarter of 1998. AMR's operating income of $547 million decreased 25.3 percent, or $185 million, compared to $732 million for the same period in 1998.

The following sections provide a discussion of AMR's results by reporting segment, which are described in Footnote 10 and in AMR's Annual Report on Form 10-K for the year ended December 31, 1998.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1999          1998
Revenues
  Passenger - American Airlines, Inc.         $3,900        $  3,871
            - American Eagle                     352             304
  Cargo                                          160             158
  Other                                          267             257
                                               4,679           4,590
Expenses
  Wages, salaries and benefits                 1,528           1,449
  Aircraft fuel                                  456             400
  Commissions to agents                          314             311
  Depreciation and amortization                  276             265
  Maintenance, materials and repairs             263             250
  Other rentals and landing fees                 248             222
  Food service                                   196             184
  Aircraft rentals                               161             142
  Other operating expenses                       815             741
    Total operating expenses                   4,257           3,964
Operating Income                                 422             626

Other Expense                                    (69)            (27)

Earnings Before Income Taxes                  $  353        $    599

Average number of equivalent employees        100,800         93,100

OPERATING STATISTICS
                                                Three Months Ended
                                                   September 30,
                                                1999          1998
American Airlines Jet Operations
    Revenue passenger miles (millions)         30,325       29,132
    Available seat miles (millions)            42,245       39,806
    Cargo ton miles (millions)                    541          480
    Passenger load factor                        71.8%        73.2%
    Breakeven load factor                        63.3%        60.2%
    Passenger revenue yield per
     passenger mile (cents)                     12.86        13.29
    Passenger revenue per available
     seat mile (cents)                           9.23         9.73
    Cargo revenue yield per ton mile (cents)    29.22        32.61
    Operating expenses per available
     seat mile (cents)                           9.21         9.22
    Fuel consumption (gallons, in millions)       780          728
    Fuel price per gallon (cents)                55.9         53.1
    Fuel price per gallon, excluding
     fuel taxes (cents)                          51.0         48.4
    Operating aircraft at period-end              701          645

American Eagle
    Revenue passenger miles (millions)            905          753
    Available seat miles (millions)             1,502        1,156
    Passenger load factor                        60.2%        65.1%
    Operating aircraft at period-end              268          207

Operating aircraft at September 30, 1999 included:

American Airlines Aircraft:           American Eagle Aircraft:
Airbus A300-600R            35        ATR 42                     35
Boeing 727-200              75        Embraer 145                39
Boeing 737-800              18        Embraer 135                 5
Boeing 757-200             102        Super ATR                  43
Boeing 767-200               8        Saab 340A                  19
Boeing 767-200 Extended               Saab 340B                 102
 Range                      22
Boeing 767-300 Extended               Saab 340B Plus             25
 Range                      49
Boeing 777-200IGW           11         Total                    268
Fokker 100                  75
McDonnell Douglas DC-10-10   6
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11     11
McDonnell Douglas MD-80    279
McDonnell Douglas MD-90      5
 Total                     701


96.7 percent of American's aircraft fleet is Stage III, a classification of aircraft meeting noise standards as promulgated by the Federal Aviation Administration.

Average aircraft age is 10.7 years for American's aircraft and 6.2 years for American Eagle aircraft.

The Airline Group's revenues increased $89 million, or 1.9 percent, in the third quarter of 1999 versus the same period last year. American's results for the third quarter of 1999 reflect the acquisition of Reno. American's passenger revenues increased by 0.7 percent, or $29 million, compared to the third quarter of 1998. American's yield (the average amount one passenger pays to fly one mile) of 12.86 cents decreased by 3.2 percent compared to the same period in 1998. Domestic yields decreased 1.2 percent from the third quarter of 1998. International yields decreased 7.4 percent due to a
9.3 percent decrease in Europe, a 5.9 percent decrease in Latin America, and a 3.0 percent decrease in the Pacific. The decrease in domestic yields was due primarily to industry capacity additions, the impact of international yield pressure on the domestic portion of international journeys, and the growing presence of low-cost competitors. The decrease in international yields was due primarily to large industry capacity additions in the transatlantic markets.

American's  traffic or revenue passenger miles (RPMs)  increased  4.1 percent to 30.3 billion miles for the quarter ended September 30, 1999. American's capacity or available seat miles (ASMs) increased
6.1 percent to 42.2 billion miles in the third quarter of 1999. American's domestic traffic increased 2.6 percent on capacity increases of 6.8 percent and international traffic grew 7.2 percent on capacity increases of 4.7 percent. The increase in international traffic was driven by a 41.9 percent increase in traffic to the Pacific on capacity growth of 35.1 percent, a 7.4 percent increase in traffic to Europe on capacity growth of 10.5 percent, and a 1.5 increase in traffic to Latin America on a capacity decrease of 3.8 percent. During the third quarter of 1998, American's revenue and traffic was positively impacted by the effects of pilot strikes at two of its competitors.

AMR Eagle's revenues increased 15.8 percent, or $48 million, due primarily to the acquisition of Business Express, a regional carrier based in the Northeast, in March 1999.

The Airline Group's operating expenses increased 7.4 percent, or $293
million.   American's  Jet  Operations cost  per  ASM  decreased  0.1 percent to 9.21 cents. Wages, salaries and benefits increased 5.5 percent, or $79 million, primarily due to an increase in the average
number  of  equivalent  employees  and  contractual  wage  rate   and
seniority   increases  that  are  built  into  the  Company's   labor
contracts, partially offset by a decrease in the provision for profit-
sharing.   Aircraft  fuel  expense increased  14.0  percent,  or  $56 million, due to a 7.1 percent increase in American's fuel consumption and a 5.3 percent increase in American's average price per gallon, including taxes, and net of fuel hedging activity. Other rentals and landing fees increased $26 million, or 11.7 percent, due to higher facilities rent and landing fees across American's system and the addition of Reno. Aircraft rentals increased $19 million, or 13.4 percent, due primarily to the addition of Reno and Business Express
aircraft.   Other  operating expense increased $74 million,  or  10.0
percent, due primarily to an increase in outsourced services, travel and incidental costs, and the acquisition of Reno and Business Express.

Other Expense increased $42 million due to an increase in interest expense resulting from an increase in long-term debt for aircraft financing, and a decrease in interest income resulting from lower investment balances and a decline in interest rates.

SABRE
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                Three Months Ended
                                                   September 30,
                                                1999          1998
Revenues                                      $  617        $    604

Operating Expenses                               496             506

Operating Income                                 121              98

Other Income                                       4              15

Earnings Before Income Taxes                  $  125         $   113

Average number of equivalent employees        11,700          11,700

Revenues
Revenues for Sabre increased $13 million, or 2.2 percent. Electronic travel distribution revenues increased approximately $37 million, or
10.9 percent, due to growth in booking fees driven by an increase in booking volumes and an overall increase in the average price per booking due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by an increase in bookings made through Sabre's online travel site
(Travelocity.com). Revenues from information technology solutions decreased approximately $24 million, or 9.1 percent, primarily due to services performed under the information technology services agreement with US Airways, Inc. (US Airways) moving into a steady state, partially offset by increased revenues from other information technology outsourcing agreements signed during 1998.

Expenses
Operating expenses decreased $10 million, or 2.0 percent, due primarily to decreases in contract labor expense and depreciation and amortization expense, partially offset by increases in salaries, benefits and employee-related expenses, subscriber incentive expense, and advertising and miscellaneous selling expenses. Contract labor expenses decreased due to a planned reduction in contract labor headcount. Depreciation and amortization expense decreased primarily due to the reversal of approximately $19 million of amortization expense on the deferred asset associated with the stock options granted to US Airways due to a reduction in the market price of Sabre's common stock. Salaries, benefits and employee-related expenses increased as a result of sales growth initiatives and increased administrative requirements to support Sabre's growth, higher average salaries and benefits costs, and severance charges related to the reduction in force of approximately 330 employees at the end of August 1999. Subscriber incentive expense increased in order to maintain and expand Sabre's travel agency subscriber base. Advertising and miscellaneous selling expenses increased in order to support Sabre's growth initiatives.

Other Income
Other income decreased 73.3 percent, or $11 million, due primarily to a favorable court judgement relating to Ticketnet Corporation, an inactive subsidiary of Sabre, in the third quarter of 1998.

For the Nine Months Ended September 30, 1999 and 1998

Summary AMR recorded net earnings for the nine months ended September 30, 1999 of $705 million, or $4.44 per common share diluted. This compares with net earnings of $1,132 million, or $6.39 per common share diluted, for the same period in 1998. AMR's operating income of $1.2 billion decreased 39.4 percent, or $789 million, compared to $2.0 billion for the same period in 1998. AMR's net earnings were adversely impacted by an illegal job action by some members of the APA during the first quarter of 1999, which negatively impacted the Company's net earnings by an estimated $140 million, or $0.88 per common share diluted. This was partially offset by the gain on the sale of AMR Services, AMR Combs and TeleService Resources, and the gain from the sale of the Equant N.V. depository certificates, such gains aggregating approximately $101 million after taxes, or $0.64 per common share diluted.

AIRLINE GROUP
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                1999          1998
Revenues
  Passenger - American Airlines, Inc.         $10,971       $ 11,238
            - American Eagle                      963            849
  Cargo                                           469            490
  Other                                           795            739
                                               13,198         13,316
Expenses
  Wages, salaries and benefits                 4,547           4,285
  Aircraft fuel                                1,219           1,219
  Commissions to agents                          900             934
  Depreciation and amortization                  797             781
  Maintenance, materials and repairs             742             702
  Other rentals and landing fees                 717             641
  Food service                                   548             523
  Aircraft rentals                               483             427
  Other operating expenses                     2,378           2,143
    Total operating expenses                  12,331          11,655

Operating Income                                 867           1,661

Other Expense                                   (131)           (130)

Earnings Before Income Taxes                  $  736        $  1,531

Average number of equivalent employees        97,800          91,900


OPERATING STATISTICS
                                                 Nine Months Ended
                                                   September 30,
                                                 1999         1998
American Airlines Jet Operations
    Revenue passenger miles (millions)          84,522       82,443
    Available seat miles (millions)            120,354      116,476
    Cargo ton miles (millions)                   1,483        1,485
    Passenger load factor                         70.2%        70.8%
    Breakeven load factor                         64.3%        59.2%
    Passenger revenue yield per passenger
     mile (cents)                                12.98        13.63
    Passenger revenue per available seat
     mile (cents)                                 9.12         9.65
    Cargo revenue yield per ton mile (cents)     31.21        32.64
    Operating  expenses per available seat
     mile (cents)                                 9.38         9.27
    Fuel consumption (gallons, in millions)      2,212        2,120
    Fuel price per gallon (cents)                 52.7         55.6
    Fuel price per gallon, excluding fuel
     taxes (cents)                                48.1         50.8
    Operating aircraft at period-end               701          645

American Eagle
    Revenue passenger miles (millions)         2,496          2,076
    Available seat miles (millions)            4,135          3,326
    Passenger load factor                       60.4%          62.4%
    Operating aircraft at period-end             268            207

The Airline Group's revenues decreased $118 million, or 0.9 percent, during the first nine months of 1999 versus the same period last year. American's results for the nine months ended September 30, 1999 reflect the acquisition of Reno. American's passenger revenues decreased by 2.4 percent, or $267 million, largely as a result of the illegal job action by some members of the APA during the first quarter of 1999. American's yield of 12.98 cents decreased by 4.8 percent compared to the same period in 1998. Domestic yields decreased 3.0 percent from the first nine months of 1998. International yields decreased 8.7 percent, reflecting a 9.1 percent decrease in Europe, an 8.9 percent decrease in the Pacific and a 7.5 percent decrease in Latin America. The decrease in domestic yield was due primarily to increased capacity and fare sale activity in the first half of 1999 compared to the same period in 1998, the APA job action, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to weak international economies, large industry capacity additions and increased fare sale activity.

American's traffic or revenue passenger miles (RPMs) increased 2.5 percent to 84.5 billion miles for the nine months ended September 30, 1999. American's capacity or available seat miles (ASMs) increased
3.3 percent to 120.4 billion miles in the first nine months of 1999. American's domestic traffic increased 1.8 percent on capacity growth of 3.5 percent and international traffic grew 4.1 percent on capacity increases of 2.9 percent. The increase in international traffic was driven by a 46.7 percent increase in traffic to the Pacific on capacity growth of 50.2 percent and a 4.5 percent increase in traffic to Europe on capacity growth of 7.5 percent. This was partially offset by a 2.1 percent decrease in traffic to Latin America on a capacity decline of 6.0 percent.

American's operations were adversely impacted by several external factors primarily in the second quarter of 1999. First, American experienced record delays and cancellations due to weather, primarily at its Dallas-Fort Worth and Chicago hubs. In addition, the implementation of the Federal Aviation Administration's new Display Screen Replacement (DSR) system caused numerous delays and cancellations across American's system as three of the first five centers to receive the new DSR system - Fort Worth, New York, and Chicago - are high-traffic cities in American's network which are responsible for a significant amount of American's traffic.

AMR Eagle's revenues increased 13.4 percent, or $114 million, due primarily to the acquisition of Business Express in March 1999.

The Airline Group's operating expenses increased 5.8 percent, or $676
million.   American's Jet Operations cost per ASM  increased  by  1.2 percent to 9.38 cents. Wages, salaries and benefits increased $262 million, or 6.1 percent, primarily due to an increase in the average
number  of  equivalent  employees  and  contractual  wage  rate   and
seniority   increases  that  are  built  into  the  Company's   labor
contracts, partially offset by a decrease in the provision for profit-sharing. Other rentals and landing fees increased $76 million, or
11.9  percent, due to higher facilities rent and landing fees  across
American's  system  and  the  addition  of  Reno.   Aircraft  rentals
increased $56 million, or 13.1 percent, due primarily to the addition of Reno and Business Express aircraft. Other operating expense increased $235 million, or 11.0 percent, due primarily to an increase in outsourced services, travel and incidental costs, booking fees, aircraft maintenance work performed by American for other airlines, and the acquisition of Reno and Business Express.

Other Expense increased 0.8 percent, or $1 million, due to an increase in capitalized interest on aircraft purchase deposits and a $31 million gain on the sale of a portion of American's interest in Equant N.V., offset by a decrease in interest income resulting from lower investment balances and a decline in interest rates and an increase in interest expense resulting from an increase in long-term debt for aircraft financing.

SABRE
FINANCIAL HIGHLIGHTS
(Unaudited) (Dollars in millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 1999         1998
Revenues                                       $1,894       $1,735

Operating Expenses                              1,565        1,413

Operating Income                                  329          322

Other Income                                       45           18

Earnings Before Income Taxes                   $  374       $  340

Average number of equivalent employees         12,000       13,000

Revenues
Revenues for Sabre increased $159 million, or 9.2 percent. Electronic travel distribution revenues increased approximately $123 million, or
12.0 percent, due to growth in booking fees driven by an increase in booking volumes and an overall increase in the average price per booking due to a price increase implemented in February 1999. The increase in booking fee revenues was also partially driven by an increase in bookings made through the Travelocity.com site. Revenues from information technology solutions increased approximately $36 million, or 5.1 percent, primarily due to services performed under the various information technology services agreements signed during 1998.

Expenses
Operating expenses increased $152 million, or 10.8 percent, due primarily to increases in salaries, benefits and employee-related expenses, subscriber incentive expense, data processing expenses, and advertising and miscellaneous selling expenses, partially offset by a decrease in depreciation and amortization expense, contract labor expenses, and expenses associated with the marketing cooperation agreement with American. Salaries, benefits and employee-related expenses increased as a result of sales growth initiatives and increased administrative requirements to support Sabre's growth, higher average salaries and benefits costs, and severance charges related to the reduction in force of approximately 330 employees at the end of August 1999. Subscriber incentive expense increased in order to maintain and expand Sabre's travel agency subscriber base. Data processing costs increased due to the growth in bookings and transactions processed. Advertising and miscellaneous selling expenses increased in order to support Sabre's growth initiatives. Depreciation and amortization expense decreased primarily due to a reduction in the reserve for obsolete computer equipment, partially offset by additional depreciation expense associated with new equipment additions. Contract labor expenses decreased due to a planned reduction in contract labor headcount.

Other Income
Other income increased $27 million primarily due to a $35 million gain on the sale of Equant N.V. depository certificates held by American for the economic benefit of Sabre, partially offset by a favorable court judgement relating to Ticketnet Corporation, an inactive subsidiary of Sabre, in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine-month period ended September 30, 1999 was $2.2 billion, a decrease of $408 million over the same period in 1998. This decrease resulted primarily from a decrease in net earnings. Capital expenditures for the first nine months of 1999 were $2.9 billion, and included the acquisition of 18 Boeing 737-800s, 11 Boeing 777-200IGWs, six Boeing 757-200s, four Boeing 767-300ERs, 19 Embraer 145s and five Embraer 135 aircraft. These capital expenditures were financed with internally generated cash, except for 14 Boeing aircraft which were financed through secured mortgage agreements, one Boeing aircraft which was financed through a sale-leaseback transaction, and the Embraer aircraft which were funded through secured debt agreements. On October 6, 1999, American issued $600 million of pass-through certificates which are secured by 15 Boeing aircraft. Interest on these certificates range from 6.855 to 7.324 percent and mature in 2004 and 2009. A portion of these proceeds were used to repay $170 million of secured debt borrowed by American during September 1999.

    As of September 30, 1999, the Company had commitments to acquire the following aircraft: 85 Boeing 737-800s, 26 Boeing 777-200IGWs, 90 Embraer EMB-135s, 25 Bombardier CRJ-700s and 11 Embraer EMB-145s. Deliveries of these aircraft extend through 2006. Payments for these aircraft approximate $1.0 billion during the remainder of 1999, $2.2 billion in 2000, $1.9 billion in 2001 and an aggregate of approximately $1.5 billion in 2002 through 2006. The Company expects to fund its remaining 1999 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

  In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

   On July 13, 1999, the Company issued $150 million of unsecured debt bearing interest at 7.875 percent, maturing on July 13, 2039, and callable at par after July 13, 2004.

    During the nine months ended September 30, 1999, the Company purchased approximately 14.1 million shares of its common stock at a cost of approximately $871 million. Additional share repurchases of up to $34 million, which is the remaining amount currently authorized by the Company's Board of Directors, may be made from time to time, depending on market conditions, and may be discontinued at any time.

    In March 1999, Sabre's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to 1.0 million shares of Sabre's Class A Common Stock. During the nine months ended September 30, 1999, Sabre purchased all such shares at a cost of approximately $59 million. On September 15, 1999, Sabre's Board of Directors authorized, subject to certain business and market conditions, the repurchase of up to an additional $100 million of Sabre's Class A Common Stock.

   In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for proceeds of $66 million. During the first half of 1999, the Company acquired approximately 400,000 depository certificates from other airlines. In addition, based upon a reallocation between the owners of the certificates in July 1999, the Company received an additional  2.6  million certificates.  Accordingly, as  of  September
30, 1999, the Company holds approximately 5.3 million depository certificates with an estimated market value of approximately $433 million.

   On October 4, 1999, Sabre announced the terms of a merger of Travelocity, an operating unit of Sabre (Travelocity) and Preview Travel, Inc. (Preview), an independent publicly traded company engaged in consumer direct travel distribution over the Internet. Under the terms of the merger agreement, shareholders of Preview will receive one share of Travelocity.com Inc., a newly created subsidiary of Sabre, for each share of Preview held, and Preview will be merged into Travelocity.com Inc., which will be the surviving entity. Sabre will attempt to obtain a listing of the shares of Travelocity.com Inc. on the NASDAQ exchange. Assuming that the listing is obtained, Travelocity.com Inc. will be a publicly traded company. Immediately prior to the merger, Sabre will contribute the existing assets and businesses of Travelocity and approximately $50 million in cash to Travelocity.com LP, a Delaware limited partnership (the Partnership). Immediately following the merger, Travelocity.com Inc. will contribute the assets and businesses obtained from the acquisition of Preview to the Partnership. As a result of the merger agreement, Sabre will own an economic interest of 70 percent in the combined businesses, composed of a 64 percent direct interest in the Partnership and an 18 percent interest in Travelocity.com Inc., which will hold a 36 percent interest in the Partnership.

   Upon consummation of the merger, Sabre anticipates that it will recognize a gain and record goodwill based upon the ownership of
Travelocity  exchanged for the ownership interest in Preview.   In
addition, during the ten days following the merger, Travelocity.com Inc. has the right to cause Sabre to purchase with cash up to an additional $50 million in Travelocity.com Inc. common stock.

OTHER INFORMATION

The Company has previously indicated that it is considering a potential spin-off transaction in which AMR would distribute to its shareholders all of its ownership interest in Sabre. In the event of a spin-off of Sabre, the earnings and assets of Sabre would no longer be available to AMR.

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

      IT Systems The Company has completed the first five phases of the Year 2000 Project for all of its IT Systems, including its computer reservations and flight operating system applications that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of October 1, 1999, approximately 45 percent of those IT Systems (including the computer reservations systems) are already successfully processing Year 2000 dates in actual use. The Company has installed Year 2000 Readiness hardware and software at all of its locations worldwide. The Company is following structured clean management processes to keep all of its IT Systems Year 2000 ready.

     Non-IT Systems The Company has completed the first five phases of the Year 2000 project for all of its Non-IT Systems which includes aircraft avionics and flight simulators. The Company believes that is has adequate contingency plans to ensure business continuity if any of its Non-IT systems are not Year 2000 ready.

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

   In addition, the Company relies on third party service providers for many services, such as telecommunications, electrical power, and data and credit card transaction processing. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company is monitoring its critical service providers regarding their Year 2000 Readiness and has received responses from over 90 percent of its critical service providers. Such respondents assured the Company that their software and hardware is or will be Year 2000 ready. To the extent practical, the Company will implement contingencies for the third party critical service providers that have not responded.

    The Company does not expect the Year 2000 issues it might encounter with third parties to be materially different from those encountered by other airlines, including the Company's competitors.

Costs of Year 2000 Project The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is $215 to $220 million, of which approximately $210 million was incurred as of September 30, 1999. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.

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

Business  Continuity Plans   The Company has identified four potential
risk areas related to the Year 2000 and is developing and refining plans to continue its business in the event of Year 2000 failures in response to those risks. The Company believes that its most likely Year 2000 risks relate to the failure of third parties with whom it has material relationships to be Year 2000 ready. In response to this risk, the Company has been actively participating with the ATA and IATA Year 2000 Airline Industry Program to ensure the readiness of airports and air traffic services worldwide. The Company is in the process of collecting additional business continuity information from
such  suppliers  in  order to effectively manage  any  failures.   The
second   risk  area  relates  to  the  effective  prioritization   and
management of any Year 2000 failures. The Company is establishing an Enterprise Command Center in order to prioritize issues, manage resources, coordinate problem resolution and communicate status in the event of Year 2000 failures. The third risk area relates to the possibility that the Company's employees will fail to report to work on or around December 31, 1999, thereby potentially disrupting the Company's operations. Somewhat mitigating this risk is that the Company will be operating a reduced holiday schedule due to soft passenger demand. In addition, the Company may undertake initiatives to encourage personnel to work as scheduled. The fourth risk area relates to the failure of critical internal business processes, services, systems and facilities.

The Company has tested all systems including those not impacted by dates and has completed approximately 98 percent of its business continuity plans to manage potential internal Year 2000 failures. The Company's business continuity plans include performing certain processes manually; maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted date data supplied by third parties; repairing or obtaining replacement systems; and reducing or suspending certain non-critical aspects of the Company's services or operations. In addition, the Company will assess its operational readiness by evaluating mission critical systems and reporting the status to the Enterprise Command Center. Appropriate actions will be taken when issues regarding industry readiness impacts the airline's operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to be Year 2000 ready, the Company will continue to refine its contingency plans during the fourth quarter.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In connection with its frequent flyer program, American was sued in two purported class action cases (Wolens et al v. American Airlines, Inc. and Tucker v. American Airlines, Inc.) that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards. In the consolidated action, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced and allege that these changes breached American's contract with AAdvantage members. Plaintiffs seek money damages and attorneys' fees. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the U. S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled on the plaintiffs' motion for class certification. American has a motion for judgement on the pleadings pending and is vigorously defending the lawsuit.

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

    On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by an illegal sick-out by some of American's pilots in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant inasmuch as American has a $45.5 million judgment against the APA that exceeds APA's total assets. Plaintiffs claim they are entitled to some or all of the APA's limited funds. APA filed cross claims against American alleging that American must indemnify pilots who put themselves on the sick list. American is vigorously defending all claims against it.

                                PART II

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

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 1999 and 1998.

27    Financial Data Schedule as of September 30, 1999.


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

    On October 21, 1999, AMR filed a report on Form 8-K relative to a press release issued to report the Company's third quarter 1999 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  November 5, 1999        BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice  President  and   Chief
                               Financial Officer

                                                            Exhibit 12
                            AMR CORPORATION
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                       Three Months        Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       1999     1998      1999     1998
 Earnings:
Earnings from continuing
 operations before income taxes        $471     $708      $1,092   $1,858

 Add: Total fixed charges
      (per below)                       330      289         955      860

 Less:  Interest capitalized             27       28          89       71
    Total earnings                     $774     $969      $1,958   $2,647

 Fixed charges:
 Interest, including interest
  capitalized                          $104      $90        $287     $279

Portion on rental expense
 representative of the
 interest factor                        223      197         660      578

 Amortization of debt expense             3        2           8        3
    Total fixed charges                $330     $289        $955     $860

 Ratio  of earnings to fixed
 charges                              2.35      3.35        2.05     3.08