Form 10-K405
period 1999-12-31
AMR CORP
filed 2000-03-27
CIK 6201

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


Commission file number 1-8400.
                       ------

                                 AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                                          75-1825172
-----------------------------------------------                  ----------------------------------------------------
         (State or other jurisdiction                                   (I.R.S. Employer Identification No.)
       of incorporation or organization)

            4333 Amon Carter Blvd.
              Fort Worth, Texas                                                         76155
-----------------------------------------------                  ----------------------------------------------------
   (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code   (817) 963-1234
                                                    ----------------
Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                                         Name of exchange on which registered
-------------------------------------------------------          ----------------------------------------------------
Common stock, $1 par value per share                                           New York Stock Exchange
9.00% Debentures due 2016                                                      New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No       .
                                      -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Secton 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000, was approximately $4,457,495,580. As of March 20, 2000, 148,583,186 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2000.


================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. Following the sale of AMR Services, AMR Combs and TeleService Resources in the first quarter of 1999 and the spin-off of AMR's 83 percent interest in Sabre Holdings Corporation (Sabre) in March of 2000, AMR's operations fall almost entirely in the airline industry. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. American is one of the largest scheduled passenger airlines in the world. At the end of 1999, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

       In addition, AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns three regional airlines which operate as "American Eagle" -- American Eagle Airlines, Inc., Executive Airlines, Inc. and Business Express Airlines, Inc. (acquired in March 1999). The American Eagle carriers provide connecting service from seven of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

       On February 7, 2000, the Company declared its intent to distribute AMR's entire ownership interest in Sabre as a dividend on all outstanding shares of its common stock. To effect the dividend, AMR exchanged all of its 107,374,000 shares of Sabre's Class B common stock for an equal number of shares of Sabre's Class A common stock. Effective after the close of business on March 15, 2000, AMR distributed 0.722652 shares of Sabre Class A Common Stock for each share of AMR stock owned by AMR's shareholders. The record date for the Sabre stock dividend was the close of business on March 1, 2000. On February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. AMR received approximately $560 million by means of this dividend. These funds will be used for general corporate purposes.

       Sabre provides electronic distribution of travel through its Sabre(R) computer reservations system. In addition, Sabre is a provider of information technology solutions to the travel and transportation industries. It fulfills substantially all of the data processing, network and distributed systems needs of American and AMR's other subsidiaries, Canadian Airlines International Limited (Canadian), US Airways, Inc. and other customers.

       Sabre has been treated as a discontinued operation in Item 6 - Selected Consolidated Financial Data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements. In addition, the discussion in the other Items of this Form 10-K relates solely to American and AMR Eagle.

       AMR Investment Services, Inc., a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of AMR's defined benefit and defined contribution plans, as well as its fixed income investments. It serves as manager of the American AAdvantage Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services. As of December 31, 1999, AMR Investment Services was responsible for management of approximately $21.7 billion in assets, including direct management of approximately $8.4 billion in short-term investments.

COMPETITION

Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami and San Juan, Puerto Rico. Delta Air Lines and United Airlines also have hub operations at DFW and Chicago O'Hare, respectively.

       The American Eagle carriers increase the number of markets the Company serves by providing connections to American at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, DFW, Chicago, Miami, San Juan, Los Angeles and New York's John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs.

       In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. The Company's operating revenues from foreign operations were approximately $5.2 billion in 1999, $5.3 billion in 1998 and $5.2 billion in 1997. Additional information about the Company's foreign operations is included in Note 13 to the consolidated financial statements.

       The domestic airline industry is fiercely competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, US Airways and their affiliated regional carriers. Competition is even greater between cities that require a connection, where as many as nine airlines may compete via their respective hubs. The Company also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

       On all of its routes, pricing decisions are affected, in part, by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. As of December 31, 1999, approximately 56 percent of American's bookings were impacted by competition from low-cost carriers.

       The majority of the tickets for travel on American and American Eagle are sold by travel agents. Domestic travel agents generally receive a base commission of five percent of the price of the tickets they sell. This amount is capped at a maximum of $50 for a domestic roundtrip itinerary and $100 for an international roundtrip itinerary. Airlines often pay additional commissions in connection with special revenue programs. Accordingly, airlines compete not only with respect to the price of the tickets sold but also with respect to the amount of commissions paid.

       The growing use of electronic distribution systems provides the Company with an ever-increasing ability to lower its distribution costs. The Company continues to expand the capabilities of its Internet website - AA.com - and the use of electronic ticketing throughout the Company's network. In addition, the Company has entered into various agreements with several Internet travel providers, including Travelocity.com, Expedia and Priceline.com. The base commission for sales through Internet travel providers is significantly lower than traditional travel agencies.

       International air transportation is subject to extensive government regulation. In providing international air transportation, American competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation. In addition, at most foreign airports, a carrier needs slots (landing and take-off authorizations) before the carrier can introduce new service or increase existing service. The availability of such slots is not assured and can therefore inhibit a carrier's efforts to compete in certain markets.

       The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments, which own and subsidize some of American's foreign competitors, limit U.S. carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other airlines. American currently has code-sharing programs with Air Pacific, Alaska Airlines, Asiana, Canadian, China Eastern Airlines, EVA, Finnair, TACA Group, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LanChile, LOT Polish Airlines, Qantas Airways, Sabena, SNCF, Swissair and the TAM Group. Certain of these relationships also include reciprocity between American and the other airlines' frequent flyer programs. In addition, the Company expects to implement or expand alliances with other international carriers, including Aeropostal, Aer Lingus, Avianca, Aerolineas Argentinas, British Airways, Cathay Pacific Airways and Turkish Airlines, pending regulatory approval. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other international carriers.

       In February 1999, American, British Airways, Canadian, Cathay Pacific Airways and Qantas Airways formed the global alliance ONEworldTM. In September 1999, these five founding members were joined by Finnair and Iberia. The ONEworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities. Following the acquisition of Canadian by Air Canada, Canadian will terminate its membership in oneworld in June 2000. Also in June 2000, Aer Lingus and LanChile will join the ONEworld alliance.

       In December 1999, American reached a comprehensive agreement with Canadian and Air Canada to resolve outstanding issues arising from Air Canada's acquisition of Canadian. Under this agreement, American will continue to codeshare on Canadian for ten years, or as long as the Canadian brand remains in existence. Should Canadian be absorbed fully into Air Canada within the ten-year period, American will be allowed to place its code on Air Canada services which have replaced services operated by Canadian prior to its acquisition by Air Canada.

       The Company believes that it has several advantages relative to its competition. Its fleet is efficient and quiet, and is one of the youngest fleets in the U.S. airline industry. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, and its superior service also give it a competitive advantage. In addition, in February 2000, the Company announced a new program - "More Room Throughout Coach" - which will provide more room for passengers throughout its coach cabins. American's entire fleet will be reconfigured to increase the seat pitch for more than 75,000 coach seats, thereby increasing the seat pitch from the present industry standard of 31 and 32 inches to a predominant seat pitch of 34 and 35 inches. The Company believes that by providing greater comfort in the coach cabin, it will achieve a competitive advantage to its competition.

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

       The Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW (for further information, see Item 3. Legal Proceedings). Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have an advantage because of federal assistance, American's business may be adversely impacted.

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

       Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been discussed in various legislatures, including the Congress. This legislation would, if enacted, (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. To the extent legislation is enacted that would inhibit American's flexibility with respect to fares, its revenue management system or other aspects of its customer service operations, American's financial results could be adversely affected. Effective December 15, 1999, the Company, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to (i) lowest fare availability, (ii) delays, cancellations, and diversion events, (iii) baggage delivery and liability, (iv) guaranteed fares, (v) ticket refunds, (vi) accommodation of customers with special needs, (vii) essential customer needs during extraordinary delays,
(viii) flight oversales, (ix) Frequent Flyer Program - AAdvantage, (x) other travel policies, (xi) service with domestic code share partners, and (xii) handling of customer issues.

       Fare discounting by competitors has historically had a negative effect on the Company's financial results because the Company is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including American, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, the Company's operating results will be negatively impacted.

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington Reagan, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high density airport classification. The rule limits the number of Instrument Flight Rule (IFR) operations - take-offs and landings - permitted per hour and requires that a slot support each operation. Recently, legislation has been passed in Congress that would eliminate slots at Chicago O'Hare in 2002 and New York's John F. Kennedy and LaGuardia airports in 2007. The Company is currently evaluating what impact, if any, the elimination of slots will have on the Company's operations and its financial condition or results of operations. At December 31, 1999, the net book value of the Company's slots at New York John
F. Kennedy, New York LaGuardia and Chicago O'Hare airports was approximately $160 million. Currently, the FAA permits the purchasing, selling (except those designated for international or essential air service), leasing, transferring and trading of these slots by airlines and others, subject to certain restrictions. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

       Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that American or American Eagle will be able to obtain slots for these purposes in the future because, among other factors, slot allocations are subject to changes in government policies.

ENVIRONMENTAL MATTERS The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The Company is also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing safety, health and environmental program, the Company anticipates that it will comply with such requirements without any material adverse effect on its business.

       For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA required the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers were required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 75 percent by December 31, 1998 and 100 percent by December 31, 1999. Alternatively, a carrier may have satisfied the regulations by operating a fleet that was at least 75 percent and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1999, all of American's active fleet was Stage III, the quietest rating category.

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

       American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American has also been identified as a PRP at the Beede Waste Oil Superfund Site in New Hampshire. American has responded to a 104(e) Request for Information regarding interaction with several companies related to this site. At the Operating Industries, Inc. and the Beede Waste Oil sites, American's alleged waste disposal volumes are minor compared to the other PRPs at these sites. In 1998, the EPA named American a de minimis PRP at the Casmalia Waste Disposal Site in California.

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

       In 1999, American was ordered by the New York State Department of Environmental Conservation to conduct remediation of environmental contamination located at Terminals 8 and 9 at New York's John F. Kennedy International Airport. American is seeking to recover a portion of the related costs from previous users of the premises.

       Also in 1999, the Company entered a plea agreement with the United States government with respect to a one count indictment relating to the storage of hazardous materials. As part of the plea agreement, the Company was placed on probation for three years and has adopted a comprehensive compliance program. To the extent the Company fails to abide by the terms of the probation or its compliance program, the Company's operations may be adversely impacted.

       American and Executive Airlines, Inc., along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico, have been named as PRPs for environmental claims at the airport.

       American Eagle Airlines, Inc. has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York.

       AMR does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented approximately 37 percent of AMR's consolidated operating expenses for the year ended December 31, 1999.

       The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.


       In 1995, American reached agreements with the members of the Association of Professional Flight Attendants (APFA) and the Transport Workers Union (TWU) on their labor contracts. American's collective bargaining agreement with the APFA became amendable on November 1, 1998 and the collective bargaining agreement with the TWU becomes amendable on March 1, 2001. American exchanged proposals and commenced negotiations with the APFA on September 2, 1998. The parties reached a tentative agreement in mid-1999 which the membership subsequently did not ratify. Direct negotiations continue. American's current collective bargaining agreement with the Allied Pilots Association (APA) was ratified by the APA membership on May 5, 1997. That contract becomes amendable August 31, 2001.

       In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. On February 10, 1999, American obtained a temporary restraining order prohibiting the union from unilaterally taking actions in violation of the Railway Labor Act. Because of continuing actions by the APA and its leaders after the entry of the temporary restraining order, American filed a motion to have the APA and its leaders held in contempt of the court's temporary restraining order. The court granted that motion on February 13, 1999, and the airline's operations thereafter returned to normal. The Company and the APA subsequently agreed to a method for combining the Reno pilot workforce into American. The parties also are engaged in discussions over certain other issues in an effort to improve their relationship, which includes a possible extension to the existing APA contract.

       The Communications Workers of America (CWA) filed a petition with the NMB on October 8, 1998, seeking to represent American's passenger service employees, who currently are not so represented. The mail ballots in the election conducted by the NMB were counted on December 15, 1998. Forty-one percent of the employees voted to unionize, short of the 50 percent plus one needed for unionization to occur. The CWA challenged the results, claiming that certain of American's actions during the campaign interfered with the employees' ability to make a free choice. The NMB found that American's actions did not interfere and dismissed the CWA's petition. Under the NMB's rules, no further petitions to represent American's passenger service employees may be filed with the NMB until August 2000.

       The Air Line Pilots Association (ALPA), which represents AMR Eagle pilots, reached agreement with AMR Eagle effective September 1, 1997, to have all of the pilots of the Eagle carriers covered by a single collective bargaining agreement. This agreement lasts until October 31, 2013. The parties have the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, they also agreed that the issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). The Association of Flight Attendants (AFA), which represents the flight attendants of the Eagle carriers, reached agreement with AMR Eagle effective March 2, 1998, to have all flight attendants of the AMR Eagle carriers covered by a single contract. The agreement becomes amendable on September 2, 2002. The other union employees at the AMR Eagle carriers are covered by separate agreements with the TWU which were effective April 28, 1998, and are amendable April 28, 2003.

FUEL

The Company's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1997 through 1999 were:

                                                                                           Average Cost
                                                                                            Per Gallon,            Percent of
                           Gallons                                     Average Cost         Excluding                AMR's
                          Consumed                Total Cost            Per Gallon          Fuel Taxes             Operating
      Year              (in millions)           (in millions)           (in cents)          (in cents)              Expenses
 ---------------      -----------------      ------------------      ----------------      -------------        ---------------

      1997                  2,773            $     1,860                   67.1                  62.1                 12.1
      1998                  2,826                  1,551                   54.9                  50.1                 10.0
      1999                  2,957                  1,622                   54.8                  50.1                  9.8

       The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. Although American's average cost per gallon of fuel in 1999 was flat in comparison to 1998, actual fuel prices began to increase in April 1999 and continued significantly throughout 1999 and into 2000. However, American has a fuel hedging program in which it enters into fuel swap and option contracts to protect against increases in jet fuel prices, which has had the effect of dampening American's average cost per gallon. To reduce the impact of potential continuing fuel price increases in 2000, American had hedged approximately 48 percent of its 2000 fuel requirements as of December 31, 1999. Based on projected fuel usage, American estimates that a 10 percent increase in the price per gallon of fuel would result in an increase to aircraft fuel expense of approximately $125 million in 2000, net of fuel hedge instruments outstanding at December 31, 1999. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that American will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

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

       Additional information regarding the Company's fuel program is included in the Outlook for 2000, Item 7(A) - Quantitative and Qualitative Disclosures about Market Risk, and in Note 6 to the consolidated financial statements.

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months' notice.

       Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity controlled seating. In 1999, certain changes were made to the AAdvantage program so that miles do not expire, provided a customer has any type of qualifying activity at least once every 36 months.

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

       At December 31, 1999 and 1998, American estimated that approximately 5.4 million and 4.9 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that has not yet reached the lowest level of free travel award, and mileage in active accounts that has reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel on American. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American or other participating airlines and deferred revenues for mileage credits sold to others participating in the program was $827 million and $695 million, representing
14.1 percent and 13.1 percent of AMR's total current liabilities, at December 31, 1999 and 1998, respectively.

       The number of free travel awards used for travel on American was 2.7 million in 1999, 2.3 million in 1998 and 2.2 million in 1997, representing 9.3 percent of total revenue passenger miles in 1999, 8.8 percent in 1998 and 8.6 percent in 1997. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

OTHER MATTERS

SEASONALITY AND OTHER FACTORS The Company's results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating results for the second and third quarters of the year than for the first and fourth quarters.

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1999 is included in Note 14 to the consolidated financial statements.

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

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American and AMR Eagle at December 31, 1999, included:

                                                                                                                    Weighted
                                        Current                                                                      Average
                                        Seating                         Capital      Operating                         Age
          Equipment Type              Capacity (1)      Owned           Leased         Leased         Total          (Years)
----------------------------------    ------------    ----------      ----------     ----------     ----------      ----------
AMERICAN AIRCRAFT
Airbus A300-600R                      192/266/267          10               -             25             35            10
Boeing 727-200                             150             60               8              -             68            22
Boeing 737-800                             146             24               -              -             24             1
Boeing 757-200                             188             56              15             31            102             7
Boeing 767-200                             172              8               -              -              8            17
Boeing 767-200 Extended Range              165              9              13              -             22            14
Boeing 767-300 Extended Range              207             26              13             10             49             7
Boeing 777-200 IGW                         237             11               -              -             11             1
Fokker 100                                  97             66               5              4             75             7
McDonnell Douglas DC-10-10            237/290/297           3               -              -              3            21
McDonnell Douglas DC-10-30             271/282              4               -              1              5            25
McDonnell Douglas MD-11                238/255             11               -              -             11             7
McDonnell Douglas MD-80                133/139            125              25            129            279            12
McDonnell Douglas MD-90                    148              -               -              5              5             3
                                                      -------         -------        -------        -------         -----
   Total                                                  413              79            205            697            11
                                                      =======         =======        =======        =======         =====

AMR EAGLE AIRCRAFT
ATR 42                                      46             20               -             12             32             9
Embraer 135                                 37              9               -              -              9             -
Embraer 145                                 50             45               -              -             45             1
Super ATR                                64/66             40               -              3             43             5
Saab 340                                    34             22              61             31            114             8
Saab 340B Plus                              34              -               -             25             25             4
                                                      -------         -------        -------        -------         -----
   Total                                                  136              61             71            268             6
                                                      =======         =======        =======        =======         =====


(1) In February 2000, American announced its "More Room Throughout Coach" program whereby American's entire fleet will be reconfigured to increase the seat pitch for more than 75,000 coach seats. As a result of this program, approximately 7,200 seats will be removed from American's aircraft.

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 4 to the consolidated financial statements.

       In April 1995, American announced an agreement to sell 12 of its 19 McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. Eight aircraft had been delivered as of December 31, 1999. The remaining 11 aircraft will be delivered between 2000 and 2002.

       In addition, during 1999, the Company reached agreements to dispose of its remaining owned Boeing 727-200 and McDonnell Douglas DC-10-10 aircraft. These aircraft will be removed from the fleet between 2000 and 2003.

       Lease expirations for the leased aircraft included in the preceding table as of December 31, 1999, were:

                                                                                                                       2005
                                                                                                                       and
Equipment Type                            2000           2001            2002           2003           2004         Thereafter
----------------------------------     ----------     ----------      ----------     ----------     ----------      -----------
AMERICAN AIRCRAFT
Airbus A300-600R                            -              -               -              -              -              25
Boeing 727-200                              -              5               -              3              -               -
Boeing 757-200                              2              2               2              -              3              37
Boeing 767-200 Extended Range               -              -               -              -              -              13
Boeing 767-300 Extended Range               6              -               1              -              4              12
Fokker 100                                  -              2               3              -              -               4
McDonnell Douglas DC-10-30                  -              1               -              -              -               -
McDonnell Douglas MD-80                     1             10              13              6              2             122
McDonnell Douglas MD-90                     -              -               -              -              -               5
                                       ------         ------          ------         ------         ------          ------
                                            9             20              19              9              9             218
                                       ======         ======          ======         ======         ======          ======

AMR EAGLE AIRCRAFT
ATR 42                                      1              8               -              3              -               -
Super ATR                                   -              2               1              -              -               -
Saab 340                                   16             13               2              -              -              61
Saab 340B Plus                              -              -               -              -              -              25
                                       ------         ------          ------         ------         ------          ------
                                           17             23               3              3              -              86
                                       ======         ======          ======         ======         ======          ======

       Substantially all of the Company's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities. During 1999, the Company began construction of an approximate $1.3 billion terminal facility at New York's John F. Kennedy International Airport, which the Company expects to fund primarily through future tax-exempt financing.

       For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

In connection with its frequent flyer program, American was sued in several purported class action cases currently pending in the Circuit Court of Cook County, Illinois. In Wolens et al. v. American Airlines, Inc. and Tucker v. American Airlines, Inc. (hereafter, "Wolens"), plaintiffs seek money damages and attorneys' fees claiming that a change made to American's AAdvantage program in May 1988, which limited the number of seats available to participants travelling on certain awards, breached American's agreement with its AAdvantage members. (Although the Wolens complaint originally asserted several state law claims, only the plaintiffs' breach of contract claim remains after the U.S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims). In Gutterman et al. v. American Airlines, Inc. (hereafter, "Gutterman"), plaintiffs also seek money damages and attorneys' fees claiming that the February 1995 increase in the award mileage required to claim a certain AAdvantage travel award breached the agreement between American and its AAdvantage members. On June 23, 1998, the court certified the Gutterman case as a class action, although to date no notice has been sent to the class.

       In February 2000, American and the Wolens and Gutterman plaintiffs reached a settlement of both lawsuits. Pursuant to the agreement, American and the plaintiffs agreed to ask the court to consolidate the Wolens and Gutterman lawsuits for purposes of settlement. Further, American and the Wolens plaintiffs agreed to ask the court to certify a Wolens class of AAdvantage members who had at least 35,000 unredeemed AAdvantage miles as of December 31, 1988. In addition, American and the Gutterman plaintiffs agreed to ask the court to decertify the existing Gutterman class and to certify a new Gutterman class of AAdvantage members who as of December 31, 1993 (a) had redeemed 25,000 or 50,000 AAdvantage miles for certain AAdvantage awards and/or (b) had at least 4,700 unredeemed new miles in his or her account that were earned before January 1, 1992. Depending upon certain factors, Wolens and Gutterman class members will be entitled to receive certificates entitling them to mileage off certain AAdvantage awards or dollars off certain American fares.

       As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided for in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. Before the settlement can become effective, the court must approve the settlement agreement after providing any objectors an opportunity to be heard.

       On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. American intends to vigorously defend the granting of the summary judgment on appeal.

       On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by a labor disagreement that disrupted operations in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant because American has a $45.5 million judgment against the APA. APA filed cross claims against American alleging that American must indemnify pilots who put themselves on the sick list. APA also filed a motion to dismiss all claims against it. A United States District Court Magistrate recommended that the court dismiss all the claims in the lawsuit, concluding that certain claims are preempted by federal law and that certain other claims should be brought in state court, rather than federal court. The Magistrate's recommendations are pending before the court. American is vigorously defending all claims against it.

       On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) (1) breaches the Agent Reporting Agreement between American and American Eagle and plaintiffs, (2) constitutes unjust enrichment, and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. Defendants' motion to dismiss all claims is pending. American intends to vigorously defend the lawsuit.

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

       Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees. (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier
v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW since 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice. As a result, to date no class has been certified. American intends to defend these lawsuits vigorously.

       On March 1, 2000, American was served with a federal grand jury subpoena calling for American to produce documents relating to de-icing operations at DFW since 1992. American is not able at this time to determine either the full scope of the grand jury's investigation or American's role in the investigation. American intends to fully cooperate with the government's investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the executive officers of AMR during 1999 and reflects changes made in the executive officer staff in January 2000.

Donald J. Carty             Mr. Carty was elected Chairman, President and Chief
                            Executive Office of AMR and American in May 1998. He
                            has been President of American since March 1995.
                            Prior to that, he served as Executive Vice President
                            of AMR since October 1989. Except for two years
                            service as President and CEO of Canadian Pacific Air
                            between March 1985 and March 1987, he has been with
                            the Company in various finance and planning
                            positions since 1978. Age 53.

Gerard J. Arpey             Mr. Arpey was elected Executive Vice President -
                            Operations of American Airlines on January 19, 2000.
                            He is also an Executive Vice President of AMR.
                            Mr. Arpey served as Chief Financial Officer of AMR
                            from March 1995 through January 19, 2000 and Senior
                            Vice President of American since April 1992. Prior
                            to that, he served as a Vice President of American
                            since October 1989. Age 41.

Thomas W. Horton            Mr. Horton was elected Senior Vice President and
                            Chief Financial Officer of AMR and Senior Vice
                            President - Finance and Chief Financial Officer of
                            American Airlines on January 19, 2000. Prior to that
                            he served as a Vice President of American since
                            March 1994. Age 38.


Anne H. McNamara            Ms. McNamara was elected Senior Vice President and
                            General Counsel in June 1988. She had served as Vice
                            President - Personnel Resources of American from
                            January 1988 through May 1988. She was elected
                            Corporate Secretary of AMR in 1982 and of American
                            in 1979 and held those positions through 1987.
                            Age 52.

Charles D. MarLett          Mr. MarLett was elected Corporate Secretary in
                            January 1988. He joined American as an attorney in
                            June 1984. Age 45.


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

                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (symbol
AMR). The approximate number of record holders of the Company's common stock at March 20, 2000, was 13,600.


       The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

                                       1999                                          1998
                      ---------------------------------------        -------------------------------------
                            High                   Low                     High                 Low
                      -----------------     -----------------        ----------------     ----------------
QUARTER ENDED
March 31              $     71 7/16         $     53 3/16            $     73 1/8         $     61 13/16
June 30                     74 5/16               60 9/16                  83 1/4               68 15/16
September 30                72 3/4                52 13/16                 89 1/4               50
December 31                 68 1/2                53 9/16                  69 15/16             47 1/8

       No cash dividends on common stock were declared for any period during 1999 or 1998. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.

       In April 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend, effective on June 9, 1998 for shareholders of record on May 26, 1998. All share information, including the market price per share information disclosed above, and earnings per share amounts have been presented to give effect to the stock split.

       Effective after the close of business on March 15, 2000, AMR distributed
0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the Sabre stock dividend was the close of business on March 1, 2000. As a result of the dividend, AMR's stock price was adjusted from $60 9/16 to $25 9/16 by the New York Stock Exchange after the market close on March 15, 2000 to exclude the value of Sabre.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)

--------------------------------------------------------------------------------------------------------------------------------
                                           1999             1998 (2)            1997 (2)            1996 (2)          1995 (2)
                                       -------------     -------------      ---------------     ---------------    -------------
Total operating revenues               $   17,730        $   17,516         $   16,957          $   16,249         $   15,571
Operating income                            1,156             1,988              1,595               1,477                603
Income (loss) from continuing
   operations before extraordinary
   loss                                       656             1,114                809                 901                (51)
Net earnings                                  985             1,314                985               1,016                162
Earnings (loss) per common share from
   continuing operations before
   extraordinary loss and effect of
   preferred stock exchange:(1)
     Basic                                   4.30              6.60               4.54                5.23              (0.33)
     Diluted                                 4.17              6.38               4.43                4.88              (0.33)
Net earnings per common share:(1)
     Basic                                   6.46              7.78               5.52                5.90               1.06
     Diluted                                 6.26              7.52               5.39                5.59               1.05
Total assets                               24,374            21,455             20,287              20,004             19,339
Long-term debt, less current
   maturities                               4,078             2,436              2,248               2,737              4,967
Obligations under capital leases,
   less current obligations                 1,611             1,764              1,629               1,790              2,069
Obligation for postretirement
   benefits                                 1,669             1,598              1,527               1,483              1,388

(1)    The earnings per share amounts reflect the stock split on June 9, 1998.

(2)    Restated to reflect the discontinued operations of Sabre.


       No dividends were declared on common shares during any of the periods above.

       Information on the comparability of results is included in Management's Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. Following the sale of AMR Services, AMR Combs and TeleService Resources in the first quarter of 1999, and the spin-off of AMR's 83 percent interest in Sabre Holdings Corporation (Sabre) in March of 2000, AMR's operations fall almost entirely in the airline industry.

RESULTS OF OPERATIONS

AMR's net earnings in 1999 were $985 million, or $6.46 per common share ($6.26 diluted). AMR's income from continuing operations in 1999 was $656 million, or $4.30 per common share ($4.17 diluted). A labor disagreement that disrupted operations during the first quarter of 1999 negatively impacted the Company's 1999 results by an estimated $225 million ($140 million after tax). The results for 1999 also include the following: (i) American's December 1998 acquisition of Reno Air, Inc. (Reno) and AMR Eagle's March 1999 acquisition of Business Express, Inc. (Business Express), (ii) a gain of $83 million ($64 million after tax) on the sale of AMR Services, AMR Combs and TeleService Resources, which is included in discontinued operations, (iii) a gain of approximately $213 million ($118 million after taxes and minority interest) resulting from the sale of a portion of the Company's holding in Equant N.V. (Equant), of which approximately $75 million ($47 million after tax) is included in income from continuing operations, (iv) a gain of $40 million ($25 million after tax) related to the Company's sale of its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited (Canadian) and a $67 million tax benefit resulting from the tax loss on the Company's investment in Canadian, and (v) a charge of approximately $37 million ($25 million after tax) relating to the provision for certain litigation items. AMR's net earnings in 1998 were $1.3 billion, or $7.78 per common share ($7.52 diluted). AMR's income from continuing operations in 1998 was $1.1 billion, or $6.60 per common share ($6.38 diluted).

REVENUES

1999 COMPARED TO 1998 The Company's revenues increased $214 million, or 1.2 percent, versus 1998. American's passenger revenues increased by 0.1 percent, or $12 million. American's yield (the average amount one passenger pays to fly one mile) of 13.12 cents decreased by 2.7 percent compared to 1998. For the year, domestic yields decreased 1.1 percent, while European, Pacific and Latin American yields decreased 7.2 percent, 6.0 percent and 4.5 percent, respectively. The decrease in domestic yield was due primarily to increased capacity, the labor disagreement during the first quarter of 1999, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to weak economies in certain parts of the world, large industry capacity additions and increased fare sale activity.

       American's domestic traffic increased 2.1 percent to 76.4 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), increased 4.1 percent. The increase in domestic traffic was due primarily to the addition of Reno. International traffic grew 4.6 percent to
35.7 billion RPMs on a capacity increase of 3.1 percent. The increase in international traffic was led by a 44.2 percent increase in the Pacific on capacity growth of 44.1 percent, a 5.7 percent increase in Europe on capacity growth of 7.3 percent, partially offset by a 1.9 percent decrease in Latin America on a capacity decrease of 5.1 percent. In 1999, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       AMR Eagle's passenger revenues increased $173 million, or 15.4 percent. AMR Eagle's traffic increased to 3.4 billion RPMs, up 20.9 percent, while capacity increased to 5.6 billion ASMs, or 26.1 percent, due primarily to the addition of Business Express in March 1999.

1998 COMPARED TO 1997 The Company's revenues of $17.5 billion in 1998 were up $559 million, or 3.3 percent, versus 1997. American's passenger revenues increased 2.7 percent, or $385 million. The increase in passenger revenues resulted from a 0.9 percent increase in passenger yield from 13.37 to 13.49 cents, and a 1.8 percent increase in passenger traffic. For the year, domestic yields increased 3.1 percent, while Pacific, Latin American and European yields decreased 6.7 percent, 5.8 percent and 1.0 percent, respectively. The decrease in international yields was due primarily to an increase in industry capacity and a decline in economic conditions. In 1998, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       American's domestic traffic increased 0.7 percent to 74.9 billion RPMs, while domestic capacity decreased 1.4 percent. International traffic grew 4.3 percent to 34.1 billion RPMs on a capacity increase of 6.4 percent. The increase in international traffic was led by a 17.1 percent increase in the Pacific on capacity growth of 29.3 percent, a 4.9 percent increase in Latin America on capacity growth of 6.6 percent and a 1.8 percent increase in Europe on capacity growth of 2.7 percent.

       AMR Eagle's passenger revenues increased $104 million, or 10.2 percent. The increase in passenger revenues resulted from a 0.9 percent increase in passenger yield and a 9.2 percent increase in traffic. AMR Eagle's traffic increased to 2.8 billion RPMs while capacity increased to 4.5 billion ASMs, up
6.0 percent.

       Other revenues increased $101 million, or 10.7 percent, primarily as a result of increased administrative service charges, higher employee travel service charges and increased service contracts, primarily related to ramp and consulting services.

OPERATING EXPENSES

1999 COMPARED TO 1998 The Company's operating expenses increased 6.7 percent, or approximately $1 billion. American's cost per ASM increased by 1.5 percent to
9.39 cents. Wages, salaries and benefits increased $327 million, or 5.6 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts, partially offset by a decrease in the provision for profit-sharing. Fuel expense increased $92 million, or 5.7 percent, due to a 4.6 percent increase in American's fuel consumption, partially offset by a 0.2 percent decrease in American's average price per gallon. The increase in fuel expense is net of gains of approximately $111 million recognized during 1999 related to the Company's fuel hedging program. Commissions to agents decreased
5.2 percent, or $64 million, despite a 1.2 percent increase in passenger revenues, due to the benefit from the changes in the international commission structure in late 1998 and the base commission structure in October 1999, and a decrease in the percentage of commissionable transactions. Depreciation and amortization expense increased $52 million, or 5.0 percent, due primarily to the addition of new aircraft, partially offset by the change in depreciable lives and residual values for certain types of aircraft in 1999 (see Note 1 to the consolidated financial statements). Maintenance, materials and repairs expense increased 7.3 percent, or $68 million, due primarily to the addition of Reno and Business Express aircraft during 1999. Other rentals and landing fees increased
12.3 percent, or $103 million, due primarily to higher facilities rent and landing fees across American's system and the addition of Reno and Business Express. Food service increased $65 million, or 9.6 percent, due primarily to rate increases and the addition of Reno. Aircraft rentals increased $61 million, up 10.7 percent, primarily due to the addition of Reno and Business Express aircraft. Other operating expenses increased $342 million, or 12.0 percent, due primarily to increases in outsourced services, travel and incidental costs and booking fees.

1998 COMPARED TO 1997 The Company's operating expenses of $15.5 billion in 1998 were up $166 million, or 1.1 percent, versus 1997. American's cost per ASM decreased 0.2 percent to 9.25 cents. Wages, salaries and benefits increased $282 million, or 5.1 percent, due primarily to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit-sharing. Fuel expense decreased $319 million, or 16.6 percent, due to an
18.2 percent decrease in American's average price per gallon, partially offset by a 1.9 percent increase in American's fuel consumption. Commissions to agents decreased 4.1 percent, or $52 million, despite a 3.2 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated in September 1997. Maintenance, materials and repairs expense increased 8.5 percent, or $73 million, due to an increase in airframe and engine maintenance volumes at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased $192 million, or
7.2 percent, due primarily to spending on the Company's Year 2000 Readiness program, an increase in outsourced services and higher costs resulting from higher passenger revenues, such as credit card fees.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

1999 COMPARED TO 1998 Interest income decreased $25 million, or 21.9 percent, due primarily to lower investment balances throughout most of 1999. Interest expense increased $21 million, or 5.6 percent, resulting primarily from an increase in long-term debt. Interest capitalized increased 13.5 percent, or $14 million, due to an increase in purchase deposits for flight equipment throughout most of 1999. Miscellaneous - net increased $37 million due primarily to the sale of a portion of American's interest in Equant in 1999, which resulted in an approximate $75 million gain, and a gain of approximately $40 million from the sale of the Company's investment in the preferred stock of Canadian. These gains were partially offset by the provision for the settlement of litigation items and the write-down of certain investments held by the Company during 1999.

1998 COMPARED TO 1997 Interest expense decreased $49 million, or 11.6 percent, due primarily to scheduled debt repayments of approximately $400 million in 1998. Interest capitalized increased $84 million, to $104 million, due primarily to the increase in purchase deposits for flight equipment.

OPERATING STATISTICS

The following table provides statistical information for American and AMR Eagle for the years ended December 31, 1999, 1998 and 1997.


                                                                                     Year Ended December 31,
                                                                   ------------------------------------------------------------
                                                                        1999                   1998                  1997
                                                                   ----------------       ---------------       ---------------
AMERICAN AIRLINES
   Revenue passenger miles (millions)                                    112,067                108,955               107,026
   Available seat miles (millions)                                       161,211                155,297               153,917
   Cargo ton miles (millions)                                              2,068                  1,974                 2,032
   Passenger load factor                                                    69.5%                  70.2%                 69.5%
   Breakeven load factor                                                    63.8%                  59.9%                 61.0%
   Passenger revenue yield per passenger mile (cents)                      13.12                  13.49                 13.37
   Passenger revenue per available seat mile (cents)                        9.12                   9.46                  9.30
   Cargo revenue yield per ton mile (cents)                                30.70                  32.85                 33.78
   Operating expenses per available seat mile (cents)                       9.39                   9.25                  9.27
   Operating aircraft at year-end                                            697                    648                   641

AMR EAGLE
   Revenue passenger miles (millions)                                      3,371                  2,788                 2,553
   Available seat miles (millions)                                         5,640                  4,471                 4,218
   Passenger load factor                                                    59.8%                  62.4%                 60.5%
   Operating aircraft at year-end                                            268                    209                   199

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $2.3 billion in 1999, $2.8 billion in 1998 and $2.5 billion in 1997. The $533 million decrease from 1998 to 1999 resulted primarily from a decrease in income from continuing operations.

       Capital expenditures in 1999 totaled $3.5 billion, compared to $2.3 billion in 1998 and $1.1 billion in 1997, and included aircraft acquisitions of approximately $2.7 billion. In 1999, American took delivery of 24 Boeing 737-800s, 11 Boeing 777-200IGWs, six Boeing 757-200s and four Boeing 767-300ER aircraft. AMR Eagle took delivery of 25 Embraer ERJ-145s and nine Embraer ERJ-135 aircraft. These expenditures, as well as the expansion of certain airport facilities, were funded primarily with internally generated cash, except for (i) the Embraer aircraft acquisitions, which were funded through secured debt agreements, (ii) 14 Boeing aircraft, which were financed through secured mortgage agreements, and (iii) one Boeing 757-200 aircraft, which was financed through a sale-leaseback transaction.


       At December 31, 1999, the Company had commitments to acquire the following aircraft: 81 Boeing 737-800s, 26 Boeing 777-200IGWs, 86 Embraer ERJ-135s, five Embraer ERJ-145s and 25 Bombardier CRJ-700s. Deliveries of all aircraft extend through 2006. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $2.2 billion in 2000, $1.8 billion in 2001, $600 million in 2002 and an aggregate of approximately $1.0 billion in 2003 through 2006. In addition to these commitments for aircraft, the Company expects to spend approximately $1.6 billion in 2000 for modifications to aircraft, renovations of -- and additions to -- airport and off-airport facilities, and the acquisition of various other equipment and assets, of which approximately $470 million has been authorized by the Company's Board of Directors. The Company expects to fund its 2000 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

       For the year ended December 31, 1999, the Company purchased approximately
14.1 million shares of its common stock under two separate share repurchase programs at a total cost of approximately $871 million. Additional share repurchases of up to $34 million, the remaining amount currently authorized by the Company's Board of Directors, may be made from time to time, depending on market conditions, and may be discontinued at any time.

       At December 31, 1999, the Company owned approximately 3.5 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant, which completed an initial public offering in July 1998. As of December 31, 1999, the estimated fair value of these depository certificates was approximately $395 million, based upon the publicly traded market value of Equant common stock. Of the 3.5 million depository certificates owned by the Company as of December 31, 1999, approximately 2.3 million depository certificates, with an estimated market value of approximately $259 million, are held by the Company on behalf of Sabre.

       On February 7, 2000, the Company declared its intent to distribute AMR's entire ownership interest in Sabre as a dividend on all outstanding shares of its common stock. To effect the dividend, AMR exchanged all of its 107,374,000 shares of Sabre's Class B common stock for an equal number of shares of Sabre's Class A common stock. Effective after the close of business on March 15, 2000, AMR distributed 0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. Based upon its approximate 83 percent interest in Sabre, AMR received approximately $560 million of this dividend. These funds will be used for general corporate purposes. The dividend of AMR's entire ownership interest in Sabre's common stock resulted in a reduction to AMR's retained earnings in March of 2000 equal to the carrying value of the Company's investment in Sabre on March 15, 2000, which approximated $600 million. The fair market value of AMR's investment in Sabre on March 15, 2000, based upon the quoted market closing price of Sabre Class A common stock on the New York Stock Exchange, was approximately $5.2 billion.

       The Company's March 15, 2000 distribution of its ownership interest in Sabre represented a designated event, as defined, under event risk covenants contained in agreements related to certain indebtedness of the Company and American. Under these covenants, the interest rate on such indebtedness will be increased if, during a specified period following the occurrence of a designated event, the credit rating of such indebtedness is downgraded below certain levels. However, the Company has not received indication that the credit rating on any such indebtedness will be downgraded. For additional information concerning these event risk covenants, see Note 3 to the consolidated financial statements.

       American has a $1.0 billion credit facility agreement that expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1999, no borrowings were outstanding under the agreement.

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


YEAR 2000 PROJECT The Company did not experience any significant malfunctions or errors in its operating or business systems on January 1, 2000, and has not since that date. Although it is possible that the full impact of the date change has not been fully recognized, the Company believes any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or major suppliers are adversely affected by the Year 2000 or similar issues. However, the Company is not currently aware of any significant Year 2000 or similar problems that have arisen for its customers or major suppliers.

       As of December 31, 1999, the Company's total cost of the Year 2000 Project was approximately $214 million. Costs associated with the Year 2000 Project were expensed as incurred, other than capitalized hardware costs, and were funded through cash from operations.

DALLAS LOVE FIELD In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas, and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi, and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment).

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

       Dallas filed a separate declaratory judgment action in the United States District Court for the Northern District of Texas, Dallas Division, seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in Dallas federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. These two federal court lawsuits were consolidated and stayed.

       In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW appealed the DOT's order to the Fifth Circuit Court of Appeals, and on February 1, 2000, the Fifth Circuit affirmed the DOT's order in all respects.

       In January 2000, the Department of Justice, at the behest of the DOT, filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Fort Worth and American seeking to enforce the DOT's order and to prevent any party from interfering with any carrier operating under that order.

       American has announced new service from Love Field beginning May 1, 2000, to Chicago and Los Angeles and is seeking facilities at Love Field from Dallas. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

OUTLOOK FOR 2000

The Company is cautiously optimistic about the 2000 revenue environment. The U.S. economy remains strong, and many of the world's economies are expected to continue to improve. Against this backdrop, the chief concerns are the industry's ability to match capacity growth with the demand for air travel, and the much higher fuel prices. For American, capacity is expected to increase only slightly in 2000. The increase in American's seating capacity from the delivery of new aircraft will be mostly offset by the removal of approximately 7,200 seats from its fleet. (In February 2000, the Company announced its "More Room Throughout Coach" initiative, which will provide more room to passengers throughout the coach cabins. American's entire fleet will be reconfigured to increase the seat pitch from the present industry standard of 31 and 32 inches to a predominant seat pitch of 34 and 35 inches.)

       Over the course of the year, the Company expects to strengthen its position in key domestic markets, while strategically expanding its international network. Domestically, American and AMR Eagle look to continue to benefit from the integration of Reno and Business Express, and the marketing relationships with U.S. Airways, Inc. and Alaska Airlines, Inc. Internationally, while American will introduce minimal service increases, it will, where appropriate, expand its various code-share alliances. Further, ONEworld will admit two new partners in 2000 -- LanChile and Aer Lingus -- and, while losing Canadian Airlines, will look to otherwise buttress its position in Canada.

       Pressure to reduce costs will continue, although the volatility of fuel prices makes any prediction of overall costs very difficult. Excluding fuel, the Company anticipates an increase in operating expenses of about five percent, driven primarily by higher labor costs associated with the normal seniority and scale increases in union contracts, an increase in depreciation and amortization expense and maintenance, materials and repairs expense as the Company continues to acquire new aircraft, and an increase in airport landing fees and facility rent expense from higher rates. Other expense lines will see volume-driven increases and inflationary pressures. Partially offsetting this expected increase in costs, the Company expects savings in commission expense due to changes made in late 1999 to the commission structure, and a decrease in the percentage of commissionable transactions.

       Overshadowing all other expenses, though, is the expected increase in fuel expense, owing to significantly higher fuel prices. Although the Company has hedged approximately 48 percent of its 2000 fuel requirements as of December 31, 1999, its 2000 earnings will be adversely impacted by this significant rise in fuel prices. The magnitude of this impact will be driven by the duration of the higher prices, which, at a minimum, will dampen the Company's first half 2000 financial results. In addition to the direct effect, the higher fuel prices may, if sustained at their current levels for an extended period of time, indirectly negatively impact the Company by slowing the economy and thereby the demand for air travel.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, expectations as to results of operations and financial condition, including changes in capacity, revenues and costs, expectations as to future financing needs, Year 2000 expectations, overall economic projections and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

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

ECONOMIC AND OTHER CONDITIONS The airline industry is affected by changes in international, national, regional and local economic conditions, inflation, war or political instability (or the threat thereof), consumer preferences and spending patterns, demographic trends, disruptions to the air traffic control system, consumer perceptions of airline safety, costs of safety, security and environmental measures, and the weather.

COMMODITY PRICES Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that the Company would be able to pass on increased fuel prices to its customers by increasing fares.

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of the Company's routes is highly competitive. The Company faces vigorous competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign carriers, low-cost carriers, and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Company's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals (including foreign government approvals) needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., new regulations which would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards, and the adoption of more restrictive locally-imposed noise restrictions.

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

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 1999 and 1998 cost per gallon of fuel. Based on projected 2000 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $125 million in 2000, net of fuel hedge instruments outstanding at December 31, 1999. Comparatively, based on projected 1999 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $73 million in 1999, net of fuel hedge instruments outstanding at December 31, 1998. The change in market risk is due primarily to the increase in fuel prices. As of December 31, 1999, the Company had hedged approximately 48 percent of its 2000 fuel requirements and approximately 10 percent of its 2001 fuel requirements, compared to approximately 48 percent of its 1999 fuel requirements and 19 percent of its 2000 fuel requirements hedged at December 31, 1998.

FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen, British pound, Canadian dollar, Euro and various Latin and South American currencies. The Company uses options to hedge a portion of its anticipated foreign currency-denominated net cash flows. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 1999 and 1998 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $39 million and $22 million for the years ending December 31, 2000 and 1999, respectively, net of hedge instruments outstanding at December 31, 1999 and 1998, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2000 and 1999 foreign currency-denominated revenues and expenses as of December 31, 1999 and 1998. Furthermore, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

INTEREST The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 21 percent and six percent of its total long-term debt, respectively, at December 31, 1999 and 1998, and interest rate swaps on notional amounts of approximately $696 million and $1.1 billion, respectively, at December 31, 1999 and 1998. If interest rates average 10 percent more in 2000 than they did at December 31, 1999, the Company's interest expense would increase by approximately $10 million and interest income from cash and short-term investments would increase by approximately $11 million. In comparison, at December 31, 1998, the Company estimated that if interest rates averaged 10 percent more in 1999 than they did at December 31, 1998, the Company's interest expense would have increased by approximately $6 million and interest income from cash and short-term investments would have increased by approximately $8 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 1999 and 1998.

       Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $156 million and $96 million as of December 31, 1999 and 1998, respectively. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

INVESTMENTS The Company is subject to market risk related to its ownership of, excluding the depository certificates held on behalf of Sabre, approximately 1.2 million and 1.4 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant, as of December 31, 1999 and 1998, respectively. The estimated fair value of these depository certificates was approximately $136 million and $100 million as of December 31, 1999 and 1998, respectively, based upon the market value of Equant common stock.

       In addition, the Company holds investments in certain other entities, primarily foreign airlines, which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                         ------------
Report of Independent Auditors                                28

Consolidated Statements of Operations                         29

Consolidated Balance Sheets                                   31

Consolidated Statements of Cash Flows                         33

Consolidated Statements of Stockholders' Equity               34

Notes to Consolidated Financial Statements                    35

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


       We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                     ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 17, 2000, except for the second
     paragraph of Note 12, for which the
     date is March 15, 2000.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

---------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                           ------------------------------------------------
                                                                               1999              1998              1997
                                                                           ------------      ------------      ------------
REVENUES

   Passenger - American Airlines, Inc.                                     $     14,707      $     14,695      $     14,310
             - AMR Eagle                                                          1,294             1,121             1,017
   Cargo                                                                            643               656               687
   Other revenues                                                                 1,086             1,044               943
                                                                           ------------      ------------      ------------
     Total operating revenues                                                    17,730            17,516            16,957
                                                                           ------------      ------------      ------------

EXPENSES

   Wages, salaries and benefits                                                   6,120             5,793             5,511
   Aircraft fuel                                                                  1,696             1,604             1,923
   Commissions to agents                                                          1,162             1,226             1,278
   Depreciation and amortization                                                  1,092             1,040             1,040
   Maintenance, materials and repairs                                             1,003               935               862
   Other rentals and landing fees                                                   942               839               842
   Food service                                                                     740               675               677
   Aircraft rentals                                                                 630               569               574
   Other operating expenses                                                       3,189             2,847             2,655
                                                                           ------------      ------------      ------------
     Total operating expenses                                                    16,574            15,528            15,362
                                                                           ------------      ------------      ------------

OPERATING INCOME                                                                  1,156             1,988             1,595

OTHER INCOME (EXPENSE)
   Interest income                                                                   89               114               110
   Interest expense                                                                (393)             (372)             (421)
   Interest capitalized                                                             118               104                20
   Miscellaneous - net                                                               36                (1)               32
                                                                           ------------      ------------      ------------
                                                                                   (150)             (155)             (259)
                                                                           ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                             1,006             1,833             1,336
Income tax provision                                                                350               719               527
                                                                           ------------      ------------      ------------
INCOME FROM CONTINUING OPERATIONS                                                   656             1,114               809
INCOME FROM DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME
   TAXES AND MINORITY INTEREST                                                      265               200               176
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME
   TAXES                                                                             64                --                --
                                                                           ------------      ------------      ------------
NET EARNINGS                                                               $        985      $      1,314      $        985
                                                                           ============      ============      ============


--------------------------------------------------------------------------------
Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(in millions, except per share amounts)

------------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                                  ----------------------------------------------
                                                      1999             1998             1997
                                                  ------------     ------------     ------------
EARNINGS APPLICABLE TO COMMON SHARES              $        985     $      1,314     $        985
                                                  ============     ============     ============

EARNINGS  PER COMMON SHARE:
   BASIC
     Income from continuing operations            $       4.30     $       6.60     $       4.54
     Discontinued operations                              2.16             1.18             0.98
                                                  ------------     ------------     ------------

     Net earnings                                 $       6.46     $       7.78     $       5.52
                                                  ============     ============     ============

   DILUTED
     Income from continuing operations            $       4.17     $       6.38     $       4.43
     Discontinued operations                              2.09             1.14             0.96
                                                  ------------     ------------     ------------

     Net earnings                                 $       6.26     $       7.52     $       5.39
                                                  ============     ============     ============
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

---------------------------------------------------------------------------------------------------------------
                                                                                          December 31,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
ASSETS

CURRENT ASSETS
   Cash                                                                           $         85     $         87
   Short-term investments                                                                1,706            1,448
   Receivables, less allowance for uncollectible
     accounts (1999 - $57; 1998 - $19)                                                   1,134            1,225
   Inventories, less allowance for obsolescence
     (1999 - $279; 1998 - $214)                                                            708              596
   Deferred income taxes                                                                   612              443
   Other current assets                                                                    179              170
                                                                                  ------------     ------------
     Total current assets                                                                4,424            3,969

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                            16,912           13,688
   Less accumulated depreciation                                                         5,589            4,976
                                                                                  ------------     ------------
                                                                                        11,323            8,712

   Purchase deposits for flight equipment                                                1,582            1,624

   Other equipment and property, at cost                                                 3,247            2,999
   Less accumulated depreciation                                                         1,814            1,669
                                                                                  ------------     ------------
                                                                                         1,433            1,330
                                                                                  ------------     ------------
                                                                                        14,338           11,666

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                                      3,141            3,159
   Other equipment and property                                                            155              146
                                                                                  ------------     ------------
                                                                                         3,296            3,305
   Less accumulated amortization                                                         1,347            1,230
                                                                                  ------------     ------------
                                                                                         1,949            2,075

OTHER ASSETS
   Route acquisition costs, less accumulated amortization
     (1999 - $269; 1998 - $240)                                                            887              916
   Airport operating and gate lease rights, less accumulated amortization
     (1999 - $181; 1998 - $161)                                                            304              312
   Prepaid pension cost                                                                    257              304
   Other                                                                                 2,215            2,213
                                                                                  ------------     ------------
                                                                                         3,663            3,745
                                                                                  ------------     ------------

TOTAL ASSETS                                                                      $     24,374     $     21,455
                                                                                  ============     ============

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

---------------------------------------------------------------------------------------------------------
                                                                                    December 31,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $      1,115      $      1,047
   Accrued salaries and wages                                                       849               917
   Accrued liabilities                                                            1,107               973
   Air traffic liability                                                          2,255             2,163
   Current maturities of long-term debt                                             302                48
   Current obligations under capital leases                                         236               154
                                                                           ------------      ------------
     Total current liabilities                                                    5,864             5,302

LONG-TERM DEBT, LESS CURRENT MATURITIES                                           4,078             2,436


OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                                       1,611             1,764


OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                          1,846             1,470
   Deferred gains                                                                   613               573
   Postretirement benefits                                                        1,669             1,598
   Other liabilities and deferred credits                                         1,835             1,614
                                                                           ------------      ------------
                                                                                  5,963             5,255


COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
   Common stock - $1 par value; shares authorized: 750,000,000;
     Shares issued: 1999 and 1998 - 182,278,766                                     182               182
   Additional paid-in capital                                                     3,061             3,075
   Treasury shares at cost: 1999 - 34,034,110; 1998 - 20,927,692                 (2,101)           (1,288)
   Accumulated other comprehensive income                                            (2)               (4)
   Retained earnings                                                              5,718             4,733
                                                                           ------------      ------------
                                                                                  6,858             6,698
                                                                           ------------      ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     24,374      $     21,455
                                                                           ============      ============

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

---------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                                         --------------------------------------
                                                                            1999          1998          1997
                                                                         ----------    ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Income from continuing operations                                     $      656    $    1,114    $      809
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation                                                             864           830           831
       Amortization                                                             228           210           209
       Deferred income taxes                                                    183           268           321
       Gain on sale of other investments, net                                   (95)           --            --
       Gain on disposition of equipment and property                            (15)          (19)          (24)
       Change in assets and liabilities:
         Decrease (increase) in receivables                                     261          (185)           72
         Increase in inventories                                               (140)          (36)          (41)
         Increase in accounts payable and accrued liabilities                    42           345            64
         Increase in air traffic liability                                       89           119           155
       Other, net                                                               191           151           127
                                                                         ----------    ----------    ----------
              Net cash provided by operating activities                       2,264         2,797         2,523

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures, including purchase deposits
     on flight equipment                                                     (3,539)       (2,342)       (1,139)
   Net decrease (increase) in short-term investments                           (253)          348          (480)
   Acquisitions and other investments                                           (99)         (137)           --
   Proceeds from:
     Sale of discontinued operations                                            259            --            --
     Sale of other investments                                                   85            --            --
     Sale of equipment and property                                              79           262           291
   Other                                                                         18            --            --
                                                                         ----------    ----------    ----------
              Net cash used for investing activities                         (3,450)       (1,869)       (1,328)

CASH FLOW FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                                  (871)         (945)         (740)
   Payments on long-term debt and capital lease obligations                    (280)         (547)         (648)
   Proceeds from:
     Issuance of long-term debt                                               1,956           246            --
     Short-term loan from affiliate                                             300            --            --
     Sale-leaseback transactions                                                 54           270            --
     Exercise of stock options                                                   25            85           200
                                                                         ----------    ----------    ----------
              Net cash provided by (used for) financing activities            1,184          (891)       (1,188)
                                                                         ----------    ----------    ----------

Net increase (decrease) in cash                                                  (2)           37             7
Cash at beginning of year                                                        87            50            43
                                                                         ----------    ----------    ----------
Cash at end of year                                                      $       85    $       87    $       50
                                                                         ==========    ==========    ==========

ACTIVITIES NOT AFFECTING CASH
     Payment of short-term loan from affiliate against receivable from
       affiliate                                                         $      300    $       --    $       --
                                                                         ==========    ==========    ==========
     Capital lease obligations incurred                                  $       54    $      270    $       --
                                                                         ==========    ==========    ==========

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share amounts)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                            Additional                      Other
                                                Common        Paid-in      Treasury     Comprehensive     Retained
                                               Stock          Capital      Stock            Income        Earnings        Total
                                              ----------    ----------     ----------     ----------     ----------    ----------
Balance at January 1, 1997                    $      182    $    3,075     $       --     $      (23)    $    2,434    $    5,668
Net earnings                                          --            --             --             --            985           985
Adjustment for minimum pension
  liability, net of tax expense of $13                --            --             --             19             --            19
                                                                                                                       ----------
       Total comprehensive income                                                                                           1,004
Issuance of 312,140 shares pursuant to
   stock option, deferred stock and
   restricted stock incentive plans                   --            13             --             --             --            13
Issuance of 11,500,000 stock options at
   $5 below market value at date of
   grant                                              --            58             --             --             --            58
Repurchase of 14,086,750 common shares                --            --           (740)            --             --          (740)
Issuance of 5,005,918 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit
   of $15                                             --           (42)           255             --             --           213
                                              ----------    ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1997                         182         3,104           (485)            (4)         3,419         6,216
Net earnings and total comprehensive
  income                                              --            --             --             --          1,314         1,314
Repurchase of 14,342,008 common shares                --            --           (944)            --             --          (944)
Issuance of 2,495,148 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit
   of $17                                             --           (29)           141             --             --           112
                                              ----------    ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1998                         182         3,075         (1,288)            (4)         4,733         6,698
Net earnings                                          --            --             --             --            985           985
Adjustment for minimum pension
  liability, net of tax expense of $1                 --            --             --              3             --             3
Unrealized loss on investments, net of
   tax benefit of $1                                  --            --             --             (1)            --            (1)
                                                                                                                       ----------
       Total comprehensive income                                                                                             987
Repurchase of 14,062,358 common shares                --            --           (871)            --             --          (871)
Issuance of 955,940 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit
   of $4                                              --           (14)            58             --             --            44
                                              ----------    ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1999                  $      182    $    3,061     $   (2,101)    $       (2)    $    5,718    $    6,858
                                              ==========    ==========     ==========     ==========     ==========    ==========

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION The consolidated financial statements include the accounts of AMR Corporation (AMR or the Company), its wholly owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American), and its majority-owned subsidiaries, including Sabre Holdings Corporation (Sabre). All significant intercompany transactions have been eliminated. The results of operations, cash flows and net assets for Sabre, AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated financial statements as discontinued operations. Unless specifically indicated otherwise, the information in the footnotes relates to the continuing operations of AMR. All share and per share amounts reflect the stock split on June 9, 1998, where appropriate. Certain amounts from prior years have been reclassified to conform with the 1999 presentation.

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

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

                                                            Depreciable Life
                                                            ----------------------------
       Boeing 727-200 aircraft                              August 31, 2003 (1)
       DC-10 aircraft                                       December 31, 2000 (1)
       Other American jet aircraft                          20 - 30 years
       Regional aircraft and engines                        16 - 20 years
       Major rotable parts, avionics and assemblies         Life of equipment to which
                                                               applicable
       Improvements to leased flight equipment              Term of lease
       Buildings and improvements (principally on           10-30 years or term of lease
          leased land)
       Furniture, fixtures and other equipment              3-20 years
       Capitalized software                                 3-10 years

       (1) Approximate final aircraft retirement date.

       Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally five to 10 percent, except when a guaranteed residual value or other agreements exist to better estimate the residual value.

       Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. It also established a 30-year life for its new Boeing 777 aircraft, first delivered in the first quarter of 1999. As a result of this change, depreciation and amortization expense was reduced by approximately $158 million and net earnings were increased by approximately $99 million, or $0.63 per common share diluted, for the year ended December 31, 1999.

       Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives, and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 25 years for aircraft and seven to 40 years for other leased equipment and property.


MAINTENANCE AND REPAIR COSTS Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except engine overhaul costs incurred by AMR Eagle Holding Corporation (AMR Eagle) and costs incurred for maintenance and repair under power by the hour maintenance contract agreements, which are accrued on the basis of hours flown.

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


PASSENGER REVENUES Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. Actual results could differ from those estimates.

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $206 million, $196 million and $181 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

2. INVESTMENTS

       Short-term investments consisted of (in millions):

                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                           1999                  1998
                                                                                      -------------        --------------
      Overnight investments and time deposits                                         $          -          $         133
      Corporate and bank notes                                                                1,173                   705
      U. S. Government agency notes                                                             234                     -
      Asset backed securities                                                                   145                   353
      U. S. Government agency mortgages                                                          94                   102
      Other                                                                                      60                   155
                                                                                      --------------        -------------

                                                                                      $       1,706         $       1,448
                                                                                      =============         =============

      Short-term investments at December 31, 1999, by contractual maturity included (in millions):

      Due in one year or less                                                         $         750
      Due between one year and three years                                                      899
      Due after three years                                                                      57
                                                                                      -------------

                                                                                      $       1,706
                                                                                      =============


       All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.


       At December 31, 1998, the Company owned approximately 3.1 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. (Equant), which completed an initial public offering in July 1998. Approximately 1.7 million of the certificates were held by the Company on behalf of Sabre. As of December 31, 1998, the estimated fair value of these depository certificates was approximately $210 million, of which approximately $110 million was held by the Company on behalf of Sabre, based upon the publicly traded market value of Equant common stock. The carrying value (cost basis) of the Company's investment in the depository certificates as of December 31, 1998 was de minimis.

       During 1999, the Company acquired approximately 400,000 Equant depository certificates from other airlines. In addition, based upon a reallocation between the owners of the certificates in July 1999, the Company received an additional
2.6 million certificates. In connection with two secondary offerings by Equant in February and December 1999, the Company sold approximately 2.7 million depository certificates for a net gain of approximately $118 million, after taxes and minority interest. Of this amount, approximately $75 million is included in Miscellaneous - net and approximately $71 million, net of taxes and minority interest, related to depository certificates held by the Company on behalf of Sabre, is included in income from discontinued operations on the accompanying consolidated statements of operations. Accordingly, as of December 31, 1999, the Company holds approximately 3.5 million depository certificates with an estimated market value of approximately $395 million, of which approximately 2.3 million depository certificates with an estimated market value of approximately $259 million, are held by the Company on behalf of Sabre. The carrying value of the Company's investment in the depository certificates as of December 31, 1999 was approximately $20 million.

       In December 1999, the Company entered into an agreement to sell its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited (Canadian) for approximately $40 million, resulting in a gain of $40 million, which is included in Miscellaneous
- net on the accompanying consolidated statements of operations. In addition, the Company recognized a tax benefit of $67 million resulting from the tax loss on the investment, representing the reversal of a deferred tax valuation allowance since it is more likely than not that the tax benefit will be realized. The valuation allowance was established in 1996 when the investment was written-off because, at that time, it was not more likely than not that the tax benefit of the write-off would be realized.

3. COMMITMENTS AND CONTINGENCIES

       At December 31, 1999, the Company had commitments to acquire the following aircraft: 81 Boeing 737-800s, 26 Boeing 777-200IGWs, 86 Embraer ERJ-135s, five Embraer ERJ-145s and 25 Bombardier CRJ-700s. Deliveries of all aircraft extend through 2006. Future payments for all aircraft, including estimated amounts for price escalation, will approximate $2.2 billion in 2000, $1.8 billion in 2001, $600 million in 2002 and an aggregate of approximately $1.0 billion in 2003 through 2006. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $800 million over the next five years for modifications to aircraft, renovations of -- and additions to -- airport and off-airport facilities, and the acquisition of various other equipment and assets. AMR expects to spend approximately $470 million of this authorized amount in 2000.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations, or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

       In April 1995, American announced an agreement to sell 12 of its 19 McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. No significant gain or loss is expected to be recognized as a result of these transactions. Eight aircraft had been delivered as of December 31, 1999. The remaining 11 aircraft will be delivered between 2000 and 2002. The carrying value of the 11 remaining aircraft American has committed to sell was approximately $690 million as of December 31, 1999.

       AMR and American have included event risk covenants in approximately $3.0 billion of indebtedness. These covenants permit the holders of such indebtedness to receive a higher rate of return (between 75 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of such indebtedness is downgraded below certain levels. The Company's March 15, 2000 distribution of its ownership interest in Sabre represents a designated event under these debt covenants. However, the Company has not received indication that the credit rating on any such indebtedness will be downgraded.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities that are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $489 million of short-term investments.

4. LEASES

       AMR's subsidiaries lease various types of equipment and property, including aircraft and airport and off-airport facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999, were (in millions):

                                                             Capital              Operating
      Year Ending December 31,                               Leases                Leases
                                                         --------------        --------------
      2000                                               $         347         $       1,015
      2001                                                         329                 1,006
      2002                                                         280                   952
      2003                                                         198                   965
      2004                                                         249                   954
      2005 and subsequent                                        1,081                12,169
                                                         -------------         -------------

                                                                 2,484(1)      $      17,061(2)
                                                                               =============

      Less amount representing interest                            637
                                                         -------------

      Present value of net minimum lease payments        $       1,847
                                                         =============


      (1) Future minimum payments required under capital leases include $187 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.
      (2) Future minimum payments required under operating leases include $6.5 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 1999, the Company had 205 jet aircraft and 71 turboprop aircraft under operating leases, and 79 jet aircraft and 61 turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       During 1996, American made prepayments on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft were recorded as flight equipment under capital leases. During 1999, the Company exercised its option to purchase two of the Boeing 767-300 aircraft for a nominal fee. As such, these two aircraft were reclassified from flight equipment under capital leases to owned flight equipment.

       Rent expense, excluding landing fees, was $1.3 billion for 1999 and $1.1 billion for 1998 and 1997.

5. INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                                                 December 31,
                                                                                      -----------------------------------
                                                                                           1999                 1998
                                                                                      -------------         -------------
      Secured variable and fixed rate indebtedness due through 2015
         (effective rates from 6.232% - 9.597% at December 31, 1999)                  $       2,556         $         857
      7.875% - 10.62% notes due through 2039                                                    812                   865
      9.0% - 10.20% debentures due through 2021                                                 437                   437
      6.0% - 7.10% bonds due through 2031                                                       176                   176
      Variable rate indebtedness due through 2024
         (3.55% at December 31, 1999)                                                            86                    86
      Other                                                                                      11                    15
                                                                                      -------------         -------------

      Long-term debt, less current maturities                                         $       4,078         $       2,436
                                                                                      =============         =============

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2000 - $302 million; 2001 - $516 million; 2002 - $150 million; 2003 - $116 million; 2004 - $123 million.

       American has a $1.0 billion credit facility agreement that expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1999, no borrowings were outstanding under the agreement.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $2.7 billion. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 1999, under the most restrictive provisions of those debt and credit facility agreements, approximately $2.6 billion of the retained earnings of American was available for payment of dividends to AMR.

       Cash payments for interest, net of capitalized interest, were $237 million, $277 million and $411 million for 1999, 1998 and 1997, respectively.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1999, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1999                                   1998
                                                 ----------------------------------     ----------------------------------
                                                    Notional                               Notional
                                                     Amount           Fair Value            Amount            Fair Value
                                                 --------------     ---------------     --------------      --------------
      Interest rate swap agreements              $         696      $          (9)      $       1,054       $          38

       The fair values represent the amount the Company would pay or receive if the agreements were terminated at December 31, 1999 and 1998, respectively.

       At December 31, 1999, the weighted-average remaining life of the interest rate swap agreements in effect was 5.1 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                                                                December 31,
                                                                    -------------------------------------
                                                                          1999                  1998
                                                                    ---------------       ---------------
       Average floating rate                                                5.855%                5.599%
       Average fixed rate                                                   6.593%                6.277%

       Floating rates are based primarily on LIBOR and may change significantly, affecting future cash flows.

       FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap and option contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Under the fuel option agreements, American pays a premium to cap prices at a fixed level. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains or losses on fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into option contracts are recorded as a prepaid expense and amortized to fuel expense over the respective contract periods. Gains and losses on fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1999, American had fuel hedging agreements with broker-dealers on approximately two billion gallons of fuel products, which represents approximately 48 percent of its expected 2000 fuel needs and approximately 10 percent of its expected 2001 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1999, representing the amount the Company would receive to terminate the agreements, totaled $232 million. At December 31, 1998, American had fuel hedging agreements with broker-dealers on approximately two billion gallons of fuel products, which represented approximately 48 percent of its expected 1999 fuel needs and approximately 19 percent of its expected 2000 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1998, representing the amount the Company would pay to terminate the agreements, totaled $108 million.

       FOREIGN EXCHANGE RISK MANAGEMENT


       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through December 31, 2000, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 1999 and 1998, the notional amount related to these options totaled approximately $445 million and $597 million, respectively, and the fair value, representing the amount AMR would receive to terminate the agreements, totaled approximately $14 million and $10 million, respectively.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the yen-denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's yen currency exchange agreements, representing the amount the Company would receive or pay to terminate the agreements, were (in millions):

                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1999                                   1998
                                                 ----------------------------------     ----------------------------------
                                                    Notional                               Notional
                                                     Amount           Fair Value            Amount            Fair Value
                                                 --------------     -------------       --------------      --------------
      Japanese yen                                33.6 billion      $       41           33.7 billion       $          (5)


       The exchange rates on the Japanese yen agreements range from 66.50 to
116.89 yen per U.S. dollar.

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

                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1999                                   1998
                                                 ----------------------------------     ----------------------------------
                                                   Carrying              Fair             Carrying              Fair
                                                     Value               Value              Value               Value
                                                 --------------     ---------------     --------------      --------------
      Secured variable and fixed rate
         indebtedness                            $       2,651      $       2,613       $         890       $       1,013
      7.875% - 10.62% notes                              1,014              1,024                 875                 973
      9.0% - 10.20% debentures                             437                469                 437                 531
      6.0% - 7.10% bonds                                   176                174                 176                 189
      Variable rate indebtedness                            86                 86                  86                  86
      Other                                                 16                 16                  20                  20
                                                 -------------      -------------       -------------       -------------

                                                 $       4,380      $       4,382       $       2,484       $       2,812
                                                 =============      =============       =============       =============

       All other financial instruments, except for the investment in Equant, are either carried at fair value or their carrying value approximates fair value.

       Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133 on the Company's financial condition and results of operations.

7. INCOME TAXES

       The significant components of the income tax provision were (in millions):

                                              Year Ended December 31,
                             ---------------------------------------------------------
                                  1999                  1998                  1997
                             -------------         -------------         -------------
 Current                     $         167         $         451         $         206
 Deferred                              183                   268                   321
                             -------------         -------------         -------------

                             $         350         $         719         $         527
                             =============         =============         =============

       The income tax provision includes a federal income tax provision of $290 million, $628 million and $462 million and a state income tax provision of $49 million, $78 million and $56 million for the years ended December 31, 1999, 1998 and 1997, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                                Year Ended December 31,
                                                                --------------------------------------------------------
                                                                    1999                  1998                  1997
                                                                ------------          ------------          ------------
      Statutory income tax provision                            $        352          $        641          $        467
      State income tax provision, net                                     32                    51                    36
      Meal expense                                                        19                    18                    20
      Change in valuation allowance                                      (67)                   (4)                   --
      Other, net                                                          14                    13                     4
                                                                ------------          ------------          ------------

      Income tax provision                                      $        350          $        719          $        527
                                                                ============          ============          ============

       The change in valuation allowance in 1999 relates to the reversal of the Company's investment in Canadian (see Note 2). The change in valuation allowance in 1998 relates to the utilization of foreign tax credits.

       The components of AMR's deferred tax assets and liabilities were (in millions):

                                                                                                 December 31,
                                                                                      -----------------------------------
                                                                                           1999                  1998
                                                                                      -------------         -------------
      Deferred tax assets:
         Postretirement benefits other than pensions                                  $         614         $         593
         Rent expense                                                                           449                   376
         Frequent flyer obligation                                                              307                   258
         Alternative minimum tax credit carryforwards                                           289                   515
         Gains from lease transactions                                                          238                   223
         Other                                                                                  520                   359
         Valuation allowance                                                                      -                   (68)
                                                                                      -------------         -------------
           Total deferred tax assets                                                          2,417                 2,256
                                                                                      -------------         -------------

      Deferred tax liabilities:
         Accelerated depreciation and amortization                                           (3,381)               (3,044)
         Pensions                                                                               (50)                  (69)
         Other                                                                                 (220)                 (170)
                                                                                      -------------         -------------
           Total deferred tax liabilities                                                    (3,651)               (3,283)
                                                                                      -------------         -------------

      Net deferred tax liability                                                      $      (1,234)        $      (1,027)
                                                                                      =============         =============

       At December 31, 1999, AMR had available for federal income tax purposes approximately $289 million of alternative minimum tax credit carryforwards which are available for an indefinite period.

       Cash payments for income taxes were $71 million, $408 million and $294 million for 1999, 1998 and 1997, respectively.

8. COMMON AND PREFERRED STOCK

       The Company has 20 million shares of preferred stock (without par value) authorized at December 31, 1999 and 1998. On June 9, 1998, a two-for-one stock split in the form of a stock dividend was effective for shareholders of record on May 26, 1998. All prior period share and earnings per share amounts reflect the stock split.

9. STOCK AWARDS AND OPTIONS

       Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 10,000,000 shares. The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan, which expired May 18, 1998, will terminate no later than May 21, 2008. Options granted under the 1988 and 1998 Long Term Incentive Plans (collectively, the Plans) are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over five years following the date of grant and expire 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded.

       In 1999, 1998 and 1997, the total charge for stock compensation expense included in wages, salaries and benefits expense was $53 million, $52 million and $67 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was the fair market value of the underlying stock on the date of grant.


       Stock option activity was:

                                                              Year Ended December 31,
                                  ------------------------------------------------------------------------------
                                            1999                       1998                      1997
                                  ------------------------   ------------------------   ------------------------
                                                  Weighted                   Weighted                   Weighted
                                                   Average                    Average                    Average
                                                  Exercise                   Exercise                   Exercise
                                    Options        Price       Options        Price       Options        Price
                                  ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at January 1           4,147,124    $    46.60    3,506,774    $    38.77    3,663,590    $    33.59
Granted                            1,539,585         63.19    1,216,720         63.01      895,480         52.28
Exercised                           (258,875)        68.17     (470,810)        31.82     (985,776)        32.17
Canceled                            (208,200)        49.96     (105,560)        42.34      (66,520)        33.82
                                  ----------                 ----------                 ----------

Outstanding at December 31         5,219,634    $    52.06    4,147,124    $    46.60    3,506,774    $    38.77
                                  ==========                 ==========                 ==========

Exercisable options outstanding
   at December 31                  2,012,889    $    40.63    1,586,974    $    36.49    1,615,020    $    31.32
                                  ==========                 ==========                 ==========


       The following table summarizes information about the stock options outstanding at December 31, 1999:

                                                 Weighted            Weighted                                Weighted
          Range of           Number of            Average             Average            Number of            Average
          Exercise            Options            Remaining           Exercise             Options            Exercise
           Prices           Outstanding         Life (years)           Price            Exercisable            Price
       ----------------    ----------------    ----------------   ----------------    ----------------    ---------------
            $22-$33              671,114             3.38         $     29.92              668,614        $     29.94
            $34-$42            1,093,575             5.92               37.84              744,935              37.68
            $43-$52            1,009,400             8.18               50.59              356,240              49.72
            $53-$62            1,131,155             9.25               58.77              118,040              58.14
            $63-$73            1,314,390             9.08               70.55              125,060              72.94
                           -------------                                              ------------

                               5,219,634             7.55         $     52.06            2,012,889        $     40.63
                           =============                                              ============

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

       Pilot Plan option activity was:

                                                                                  Year Ended December 31,
                                                                --------------------------------------------------------
                                                                    1999                  1998                  1997
                                                                ------------          ------------          ------------

       Outstanding at January 1                                    5,791,381             7,438,220                     -
       Granted                                                             -                     -            11,500,000
       Exercised                                                    (371,353)           (1,646,839)           (4,061,780)
                                                                ------------          ------------          ------------

       Outstanding at December 31                                  5,420,028             5,791,381             7,438,220
                                                                ============          ============          ============

       The weighted-average grant date fair value of all stock option awards granted during 1999, 1998 and 1997 was $23.17, $21.15 and $11.00, respectively.

       Shares of deferred stock are awarded at no cost to officers and key employees under the Plans' Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                                                                 Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                    1999                  1998                  1997
                                                                -------------         -------------         -------------
      Outstanding at January 1                                      2,401,532             2,457,190             2,394,662
      Granted                                                         146,200               185,812               175,500
      Issued                                                         (122,042)             (190,911)              (67,340)
      Canceled                                                       (115,010)              (50,559)              (45,632)
                                                                -------------         -------------         -------------

      Outstanding at December 31                                    2,310,680             2,401,532             2,457,190
                                                                =============         =============         =============


       The weighted-average grant date fair value of career equity awards granted during 1999, 1998 and 1997 was $63.54, $57.77 and $54.98, respectively.

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

                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                     1999                 1998                  1997
                                                                -------------         -------------         -------------
      Outstanding at January 1                                      1,565,616             1,737,274             1,679,460
      Granted                                                         509,822               644,680               808,736
      Issued                                                         (208,265)             (205,458)             (190,766)
      Awards settled in cash                                         (513,370)             (522,234)             (513,064)
      Canceled                                                       (138,159)              (88,646)              (47,092)
                                                                -------------         -------------         -------------

      Outstanding at December 31                                    1,215,644             1,565,616             1,737,274
                                                                =============         =============         =============

       The weighted-average grant date fair value of performance share awards granted during 1999, 1998 and 1997 was $62.95, $62.06 and $52.28, respectively.

       There were approximately 20 million shares of AMR's common stock at December 31, 1999 reserved for the issuance of stock upon the exercise of options and the issuance of stock awards. See Note 12 for information regarding the impact on stock awards and options due to the Sabre spin-off.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding income from continuing operations and earnings per share from continuing operations has been determined as if the Company had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates ranging from 5.01% to 6.07%; dividend yields of 0%; expected stock volatility ranging from 25.5% to 31.3%; and expected life of the options of 4.5 years for the Plans and 1.5 years for The Pilot Plan.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect is not fully reflected in years prior to 1999.

       The following table shows the Company's pro forma income from continuing operations and earnings per share from continuing operations assuming the Company had accounted for its employee stock options using the fair value method (in millions, except per share amounts):

                                                                                     Year Ended December 31,
                                                                    ----------------------------------------------------------
                                                                         1999                  1998                  1997
                                                                    --------------        --------------        --------------

    Income from continuing operations:
       As reported                                                    $   656               $  1,114            $     809
       Pro forma                                                          651                  1,114                  785

    Basic earnings per share from continuing operations:
       As reported                                                    $  4.30               $   6.60            $    4.54
       Pro forma                                                         4.27                   6.60                 4.40

    Diluted earnings per share from continuing operations:
       As reported                                                    $  4.17               $   6.38            $    4.43
       Pro forma                                                         4.14                   6.38                 4.30


10. RETIREMENT BENEFITS

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

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1999 and 1998, and a statement of funded status as of December 31, 1999 and 1998 (in millions):

                                                          Pension Benefits            Other Benefits
                                                     ------------------------    ------------------------
                                                        1999          1998          1999          1998
                                                     ----------    ----------    ----------    ----------
Reconciliation of benefit obligation
Obligation at January 1                              $    6,117    $    5,666    $    1,526    $    1,356
   Service cost                                             236           213            56            52
   Interest cost                                            433           418           108            99
   Actuarial loss (gain)                                   (849)          300          (311)           84
   Plan amendments                                           75            --            --            --
   Benefit payments                                        (388)         (464)          (70)          (65)
   Curtailments/Special termination benefits                  4            --            (3)           --
   Settlements                                               --           (16)           --            --
                                                     ----------    ----------    ----------    ----------

Obligation at December 31                            $    5,628    $    6,117    $    1,306    $    1,526
                                                     ==========    ==========    ==========    ==========


Reconciliation of fair value of plan assets
Fair value of plan assets at January 1               $    5,564    $    5,127    $       62    $       49
   Actual return on plan assets                               7           850             1             4
   Employer contributions                                   100            70            79            74
   Benefit payments                                        (388)         (464)          (70)          (65)
   Settlements                                               --           (16)           --            --
   Transfers                                                 (1)           (3)           --            --
                                                     ----------    ----------    ----------    ----------

Fair value of plan assets at December 31             $    5,282    $    5,564    $       72    $       62
                                                     ==========    ==========    ==========    ==========


Funded status
Accumulated benefit obligation (ABO)                 $    4,700    $    5,073    $    1,306    $    1,526
Projected benefit obligation (PBO)                        5,628         6,117            --            --
Fair value of assets                                      5,282         5,564            72            62

Funded status at December 31                               (346)         (553)       (1,234)       (1,464)
   Unrecognized loss (gain)                                 288           651          (395)          (89)
   Unrecognized prior service cost                          139            68           (40)          (45)
   Unrecognized transition asset                             (7)          (11)           --            --
                                                     ----------    ----------    ----------    ----------

Prepaid (accrued) benefit cost                       $       74    $      155    $   (1,669)   $   (1,598)
                                                     ==========    ==========    ==========    ==========


       At December 31, 1999 and 1998, plan assets of approximately $71 million and $61 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

       The following tables provide the components of net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                                   Pension Benefits
                                                       --------------------------------------
                                                           1999          1998          1997
                                                       ----------    ----------    ----------
Components of net periodic benefit cost
Defined benefit plans:
   Service cost                                        $      236    $      213    $      179
   Interest cost                                              433           418           393
   Expected return on assets                                 (514)         (478)         (421)
   Amortization of:
      Transition asset                                         (4)          (11)          (12)
      Prior service cost                                        5             4             4
      Unrecognized net loss                                    21            22            26
   Settlement loss                                             --             6            --
                                                       ----------    ----------    ----------

   Net periodic benefit cost for defined benefit
      plans                                                   177           174           169

Defined contribution plans                                    155           158           145
                                                       ----------    ----------    ----------

Total                                                  $      332    $      332    $      314
                                                       ==========    ==========    ==========

                                                                     Other Benefits
                                                       --------------------------------------
                                                           1999          1998          1997
                                                       ----------    ----------    ----------

Components of net periodic benefit cost
   Service cost                                        $       56    $       52    $       44
   Interest cost                                              108            99            92
   Expected return on assets                                   (6)           (5)           (4)
   Amortization of:
      Prior service cost                                       (5)           (5)           (5)
      Unrecognized net gain                                    --            (2)           (9)
                                                       ----------    ----------    ----------
   Net periodic benefit cost                           $      153    $      139    $      118
                                                       ==========    ==========    ==========


       The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998 (in millions):

                                                     Pension Benefits            Other Benefits
                                                ------------------------    ------------------------
                                                   1999          1998          1999          1998
                                                ----------    ----------    ----------    ----------
Prepaid benefit cost                            $      244    $      297    $       --    $       --
Accrued benefit liability                             (170)         (142)       (1,669)       (1,598)
Additional minimum liability                           (15)          (13)           --            --
Intangible asset                                        13             7            --            --
Accumulated other comprehensive income                   2             6            --            --
                                                ----------    ----------    ----------    ----------
Net amount recognized                           $       74    $      155    $   (1,669)   $   (1,598)
                                                ==========    ==========    ==========    ==========

       The following assumptions were used by the Company in the measurement of the benefit obligation as of December 31:

                                                                 Pension Benefits                         Other Benefits
                                                        -----------------------------------      ---------------------------------
                                                             1999               1998                 1999               1998
                                                        ----------------    ---------------      ---------------     -------------
      Weighted-average assumptions
      Discount rate                                            8.25%               7.00%             8.25%               7.00%
      Salary scale                                             4.26                4.26                --                  --
      Expected return on plan assets                           9.50                9.50              9.50                9.50

       The assumed health care cost trend rate was five percent in 1999 and 1998, decreasing gradually to an ultimate rate of four percent by 2001.

       A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                                            One percent         One percent
                                                                             increase             decrease
                                                                          ----------------     ---------------
      Impact on 1999 service and interest cost                            $          24        $         (22)
      Impact on postretirement benefit obligation
        as of December 31, 1999                                           $         115        $        (105)

11. EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

                                                                     Year Ended December 31,
                                                            ------------------------------------------
                                                               1999            1998            1997
                                                            ----------      ----------      ----------
NUMERATOR:
   Numerator  for earnings per share -income from
     continuing operations                                  $      656      $    1,114      $      809
                                                            ==========      ==========      ==========


DENOMINATOR:
   Denominator  for  basic  earnings  per share -
     weighted-average shares                                       152             169             178

   Effect of dilutive securities:
     Employee options and shares                                    12              13              14
     Assumed treasury shares purchased                              (7)             (7)             (9)
                                                            ----------      ----------      ----------
   Dilutive potential common shares                                  5               6               5

   Denominator  for diluted  earnings per share -
     adjusted weighted-average shares                              157             175             183
                                                            ==========      ==========      ==========

Basic earnings per share from continuing
   operations                                               $     4.30      $     6.60      $     4.54
                                                            ==========      ==========      ==========

Diluted earnings per share from continuing
   operations                                               $     4.17      $     6.38      $     4.43
                                                            ==========      ==========      ==========

12. DISCONTINUED OPERATIONS

       During the first quarter of 1999, the Company completed the sales of AMR Services, AMR Combs and TeleService Resources. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million.

       On February 7, 2000, the Company declared its intent to distribute
AMR's entire ownership interest in Sabre as a dividend on all outstanding shares of its common stock. To effect the dividend, AMR exchanged all of its 107,374,000 shares of Sabre's Class B common stock for an equal number of shares of Sabre's Class A common stock. Effective after the close of business on March 15, 2000, AMR distributed 0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. Based upon its approximate 83 percent interest in Sabre, AMR received approximately $560 million of this dividend. These funds will be used for general corporate purposes. The dividend of AMR's entire ownership interest in Sabre's common stock resulted in a reduction to AMR's retained earnings in March of 2000 equal to the carrying value of the Company's investment in Sabre on March 15, 2000, which approximated $600 million. The fair market value of AMR's investment in Sabre on March 15, 2000, based upon the quoted market closing price of Sabre Class A common stock on the New York Stock Exchange, was approximately $5.2 billion. In addition, effective March 15, 2000, the Company reduced the exercise price and increased the number of stock options and awards by approximately 18 million to offset the dilution to the holders, which occurred as a result of the spin-off. These changes were made to keep the holders in the same economic position as before the spin-off. This dilution adjustment was determined in accordance with Emerging Issues Task Force Consensus No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring," and will have no impact on earnings.

       The results of operations for Sabre, AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. Summarized financial information of the discontinued operations is as follows (in millions):

                                                                          Year Ended December 31,
                                                         ----------------------------------------------------------
                                                               1999                 1998                1997
                                                         ----------------     ----------------     ----------------
      SABRE
      Revenues                                           $       2,435        $       2,306        $       1,788
      Minority interest                                             57                   40                   36
      Income taxes                                                 196                  140                  124
      Net income                                                   265                  192                  164

      AMR SERVICES, AMR COMBS AND TELESERVICE RESOURCES
      Revenues                                           $          97        $         513        $         518
      Income taxes                                                   -                    7                   10
      Net income                                                     -                    8                   12

       The historical assets and liabilities of Sabre, AMR Services, AMR Combs and TeleService Resources, which have been reflected on a net basis in other assets on the consolidated balance sheets, are summarized as follows (in millions):

                                                                               December 31,
                                                         ----------------------------------------------------------
                                                               1999                 1998                1997
                                                         ----------------     ----------------     ----------------
      Current assets                                     $         976        $       1,004        $         967
      Total assets                                               1,951                2,198                1,758
      Current liabilities                                          525                  434                  359
      Total liabilities, including minority interest               912                1,263                  987
      Net assets of discontinued operations                      1,039                  935                  771

13. SEGMENT REPORTING

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       The Company has two primary operating segments, consisting primarily of American and AMR Eagle, which represent one reportable segment. American is one of the largest scheduled passenger airlines in the world. At the end of 1999, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns three regional airlines which operate as "American Eagle" -- American Eagle Airlines, Inc., Executive Airlines, Inc. and Business Express Airlines, Inc. (acquired in March 1999). The American Eagle carriers provide connecting service from seven of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

       Revenues from other segments below the quantitative threshold for determining reportable segments consist primarily of revenues from AMR Investment Services, Inc., Americas Ground Services and Airline Management Services. The difference between the financial information of the Company's one reportable segment and the financial information included in the consolidated statements of operations and balance sheets as a result of these entities is not material.

       The Company's operating revenues by geographic region are summarized below (in millions):

                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                     1999                  1998                  1997
                                                                --------------        --------------        --------------
      Domestic                                                  $      12,563         $      12,262         $      11,750
      Latin America                                                     2,697                 2,830                 2,816
      Europe                                                            1,984                 2,039                 2,035
      Pacific                                                             486                   385                   356
                                                                -------------         -------------         -------------

      Total consolidated revenues                               $      17,730         $      17,516         $      16,957
                                                                =============         =============         =============

       The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 1999 and 1998 (in millions, except per share amounts):

                                                    First               Second                 Third                 Fourth
                                                   Quarter              Quarter               Quarter                Quarter
                                               ---------------       ---------------       ---------------       ---------------
           1999*
      Operating revenues                       $      4,007          $      4,541          $      4,695          $      4,487
      Operating income                                   46                   414                   426                   270
      Income from continuing operations                  17                   216                   213                   210
      Net earnings                                      158                   268                   279                   280
      Earnings per common share:
           Basic
             From continuing operations                0.11                  1.41                  1.42                  1.42
             Net earnings                              0.99                  1.76                  1.86                  1.89
           Diluted
             From continuing operations                0.11                  1.36                  1.38                  1.37
             Net earnings                              0.99                  1.70                  1.76                  1.84

           1998*
      Operating revenues                       $      4,242          $      4,506          $      4,601          $      4,167
      Operating income                                  434                   614                   634                   306
      Income from continuing operations                 226                   351                   373                   164
      Net earnings                                      290                   409                   433                   182
      Earnings per common share:
           Basic
             From continuing operations                1.31                  2.04                  2.21                  1.01
             Net earnings                              1.68                  2.38                  2.57                  1.12
           Diluted
             From continuing operations                1.26                  1.97                  2.14                  0.98
             Net earnings                              1.62                  2.30                  2.49                  1.09


       * Results for 1998 have been restated for discontinued operations and the first, second and third quarters of 1999 have been restated from amounts previously reported for the discontinued operations of Sabre.

       During the first quarter of 1999, the Company recorded an after-tax gain of approximately $64 million related to the sale of AMR Services, AMR Combs and TeleService Resources, and a $37 million after-tax gain related to the sale of a portion of the Company's holdings in Equant, of which approximately $18 million is recorded in income from discontinued operations (see Note 2). Results for the fourth quarter of 1999 include the following: (i) a $25 million after-tax gain related to the Company's sale of its investment in the preferred stock of Canadian and a $67 million tax benefit resulting from the tax loss on the Company's investment in Canadian (see Note 2), (ii) an after-tax gain of approximately $81 million related to the sale of a portion of the Company's holdings in Equant, of which approximately $53 million is recorded in income from discontinued operations (see Note 2), (iii) a $28 million after-tax increase in passenger revenue resulting from a change in estimate related to certain passenger revenues earned during the first nine months of 1999, and (iv) a $25 million after-tax provision for certain litigation settlements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 2000. Information concerning the executive officers is included in Part I of this report on page 14.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 2000.


                                     PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    The following financial statements and Independent Auditors'
              Report are filed as part of this report:

                                                                                                                   Page
                                                                                                              --------------
              Report of Independent Auditors                                                                          28

              Consolidated Statements of Operations for the Years Ended
              December 31, 1999, 1998 and 1997                                                                     29-30

              Consolidated Balance Sheets at December 31, 1999 and 1998                                            31-32

              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1999, 1998 and 1997                                                                        33

              Consolidated Statements of Stockholders' Equity for the Years Ended
              December 31, 1999, 1998 and 1997                                                                        34

              Notes to Consolidated Financial Statements                                                           35-53

       (2) The following financial statement schedule and Independent Auditors' Report are filed as part of this report:


                                                                                                                  Page
                                                                                                              --------------
              Report of Independent Auditors                                                                          64

              Schedule II   Valuation and Qualifying Accounts and Reserves                                            65

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


            EXHIBIT

              3.1 Restated Certificate of Incorporation of AMR, incorporated by reference to AMR's Registration Statement on Form S-4, file number 33-55191.

              3.2 Bylaws of AMR, amended as of November 18, 1998, incorporated by reference to Exhibit 3.2 to AMR's report on Form 10-K for the year ended December 31, 1998.

              3.3           Bylaws of AMR, amended as of January 19, 2000.

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

              10.3 Compensation and Benefit Agreement relative to the retirement of Robert L. Crandall, between AMR and Robert L. Crandall, dated September 18, 1998, incorporated by reference to Exhibit 10.3 to AMR's report on Form 10-K for the year ended December 31, 1998.

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

              10.15 Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.15(a) Deferred Compensation Agreement, dated as of January 11, 2000, between AMR and Edward A. Brennan.

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

              10.19 Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.20 Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina.

              10.21 Deferred Compensation Agreement, dated as of February 23, 1996, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10(vvv) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.22 Deferred Compensation Agreement, dated as of January 30, 1997, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10.17 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.23 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit
                            10.21 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.24 Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Charles H. Pistor, Jr., incorporated by reference to Exhibit 10.27 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.25 Deferred Compensation Agreement, dated as of January 24, 2000, between AMR and Charles H. Pistor, Jr.

              10.26 Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.27 Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.28 Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.30 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.29 Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin.

              10.30 Description of American's Split Dollar Insurance Program, dated December 28, 1977, incorporated by reference to Exhibit 10(c)(1) to American's Registration Statement No. 2-76709.

              10.31 AMR Corporation 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-K for the year ended December 31, 1988.

              10.32 Amendment to AMR's 1988 Long-term Incentive Plan dated May 18, 1994, incorporated by reference to Exhibit A to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

              10.33 AMR Corporation 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.34 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.34 Form of Stock Option Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(rr) to AMR's report on Form 10-K for the year ended December 31, 1990.

              10.35 Current form of Stock Option Agreement under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.28 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.36 Current form of Stock Option Agreement under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.37 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.37 Current form of Stock Option Agreement under the AMR 1998 Long-Term Incentive Plan.

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

              10.41 Current Form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.42 Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.43 Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.44 Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long-Term Incentive Plan.

              10.45 Form of Guaranty to Career Equity Program under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(ccc) to AMR's report on Form 10-K for the year ended December 31, 1993.

              10.46 Performance Share Program for the years 1994 to 1996 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10(lll) to AMR's report on Form 10-K for the year ended December 31, 1994.

              10.47 Performance Share Program for the years 1995 to 1997 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10(ooo) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.48 Performance Share Program for the years 1996 to 1998 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.26 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.49 Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.27 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.50 Form of Performance Share Program for the years 1997 to 1999 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.37 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.51 Performance Share Program for the years 1998 to 2000 under the 1988 Long-term Incentive Program, incorporated by reference to Exhibit 10.38 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.52 Performance Share Program for the years 1999 to 2001 under the 1998 Long-term Incentive Program, incorporated by reference to Exhibit 10.50 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.53 Performance Share Program for the years 2000 to 2002 under the 1998 Long-term Incentive Program.

              10.54 American Airlines, Inc. Supplemental Executive Retirement Program, as amended January 1997, incorporated by reference to Exhibit 10.28 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.55 AMR Corporation 1987 Executive Deferral Plan, as amended through 1999, incorporated by reference to
                            Exhibit 10.52 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.56 American Airlines, Inc. 1996 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.29 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.57 American Airlines, Inc. 1997 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.30 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.58 American Airlines, Inc. 1998 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.43 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.59 American Airlines, Inc. 1999 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.56 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.60         American Airlines, Inc. 2000 Employee Profit Sharing
                            Plan.

              10.61 American Airlines, Inc. 1996 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10(qqq) to AMR's report on Form 10-K for the year ended December 31, 1995.

              10.62 American Airlines, Inc. 1997 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.32 to AMR's report on Form 10-K for the year ended December 31, 1996.

              10.63 American Airlines, Inc. 1998 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.46 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.64 American Airlines, Inc. 1999 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.60 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.65 American Airlines, Inc. 2000 Incentive Compensation Plan for Officers and Key Employees.

              10.66 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard
                            J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.67 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Robert
                            W. Baker, dated May 21, 1998, incorporated by reference to Exhibit 10.62 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.68 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Peter
                            M. Bowler, dated May 21, 1998, incorporated by reference to Exhibit 10.63 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.69 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Donald
                            J. Carty, dated May 21, 1998, incorporated by reference to Exhibit 10.64 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.70 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Peter
                            J. Dolara, dated May 21, 1998, incorporated by reference to Exhibit 10.65 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.71 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Daniel
                            P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.72 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Michael
                            W. Gunn, dated May 21, 1998, incorporated by reference to Exhibit 10.67 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.73 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Thomas
                            W. Horton, dated January 19, 2000.

              10.74 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Henry
                            C. Joyner, dated January 19, 2000.

              10.75 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Thomas
                            J. Kiernan, dated May 21, 1998, incorporated by reference to Exhibit 10.68 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.76 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and David
                            L. Kruse, dated May 21, 1998, incorporated by reference to Exhibit 10.69 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.77 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Charles
                            D. MarLett, dated May 21, 1998, incorporated by reference to Exhibit 10.70 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.78 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Anne H. McNamara, dated May 21, 1998, incorporated by reference to Exhibit 10.71 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.79 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William
                            K. Ris, Jr., dated October 20, 1999.

              10.80 Aircraft Sales Agreement by and between American Airlines, Inc. and Federal Express Corporation, dated April 7, 1995, incorporated by reference to
                            Exhibit 10(rrr) to AMR's report on Form 10-K for the year ended December 31, 1995. Confidential treatment was granted as to a portion of this document.

              10.81 Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

              10.82 Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to
                            Exhibit 10.49 to AMR's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

              10.83 Aircraft Purchase Agreement by and between AMR Eagle, Inc. and Embraer-Empresa Brasileira de Aeronautica S.A., dated December 22, 1997, incorporated by reference to Exhibit 10.50 to AMR's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

              10.84 Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Embraer-Empresa Brasileira de Aeronautica S.A., dated September 30, 1998, incorporated by reference to Exhibit 10.76 to AMR's report on Form 10-K for the year ended December 31, 1998. Confidential treatment was granted as to a portion of this document.

              12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1995, 1996, 1997, 1998 and 1999

              21 Significant subsidiaries of the registrant as of December 31, 1999.

              23            Consent of Independent Auditors.

              27.1          Financial Data Schedule as of December 31, 1999.

              27.2          Restated Financial Data Schedule as of December 31,
                            1998.

              27.3          Restated Financial Data Schedule as of December 31,
                            1997.

(b)      Reports on Form 8-K:

       On December 15, 1999, AMR filed a report on Form 8-K relative to a press release issued to announce that the Company intends to distribute in the first quarter of 2000 all of its remaining ownership in Sabre Holdings Corporation.

       On December 20, 1999, AMR filed a report on Form 8-K relative to a statement issued by Don Carty, Chairman and Chief Executive Officer of the Company and American Airlines, Inc., regarding the Company's plea agreement to the illegal storage of hazardous materials at the Company's facilities at Miami International Airport.

       On January 20, 2000, AMR filed a report on Form 8-K relative to a press release issued to report the Company's fourth quarter and full year 1999 earnings.

       On February 9, 2000, AMR filed a report on Form 8-K relative to a press release issued to announce that the Company declared on February 7, 2000, its intent to distribute a dividend on all outstanding shares of AMR's common stock and to set the timeline for the Sabre spin-off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMR CORPORATION

/s/  Donald J. Carty
-------------------------------------------------------
Donald J. Carty
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/  Thomas W. Horton
-------------------------------------------------------
Thomas W. Horton
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:


Directors:

/s/  David L. Boren                                              /s/  Ann D. McLaughlin
-------------------------------------------------------          ----------------------------------------------------
David L. Boren                                                   Ann D. McLaughlin


/s/  Edward A. Brennan                                           /s/  Charles H. Pistor, Jr.
-------------------------------------------------------          ----------------------------------------------------
Edward A. Brennan                                                Charles H. Pistor, Jr.


/s/  Armando M. Codina                                           /s/  Philip J. Purcell
-------------------------------------------------------          ----------------------------------------------------
Armando M. Codina                                                Philip J. Purcell


/s/  Earl G. Graves                                              /s/  Joe M. Rodgers
-------------------------------------------------------          ----------------------------------------------------
Earl G. Graves                                                   Joe M. Rodgers


/s/  Dee J. Kelly                                                /s/  Judith Rodin
-------------------------------------------------------          ----------------------------------------------------
Dee J. Kelly                                                     Judith Rodin




Date:  March 27, 2000

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


We have audited the consolidated financial statements of AMR Corporation as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 17, 2000, except for the second paragraph of Note 12, for which the date is March 15, 2000. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 17, 2000, except for the second
     paragraph of Note 12, for which the
     date is March 15, 2000.

                                 AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)


                                            INCREASES                                 SALES,
                                BALANCE    CHARGED TO                                 RETIRE-       BALANCE
                                  AT         INCOME                   WRITE-OFFS       MENTS          AT
                               BEGINNING    STATEMENT                  (NET OF          AND         END OF
                                OF YEAR     ACCOUNTS     PAYMENTS     RECOVERIES)    TRANSFERS       YEAR
                              -----------  -----------  -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 1999

Allowance for
obsolescence of inventories   $       214  $        59  $        --   $        --   $         6   $       279

Allowance for
uncollectible accounts                 19           34           --             4            --            57

Reserves for environmental
remediation costs                      23           48           (6)           --            --            65

Reserves for litigation                --           39           (8)           --            --            31

YEAR ENDED DECEMBER 31, 1998

Allowance for
obsolescence of inventories           203           40           --            --           (29)          214

Allowance for
uncollectible accounts                  9           12           --            (2)           --            19

Reserves for environmental
remediation costs                      14           12           (3)           --            --            23

YEAR ENDED DECEMBER 31, 1997

Allowance for
obsolescence of inventories           212           36           --            --           (45)          203

Allowance for
uncollectible accounts                  7           11           --            (9)           --             9

Reserves for environmental
remediation costs                      18           --           (4)           --            --            14

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
--------       -----------

  3.3          Bylaws of AMR, amended as of January 19, 2000.

 10.15(a)      Deferred Compensation Agreement, dated as of January
               11, 2000, between AMR and Edward A. Brennan.

 10.20         Deferred Compensation Agreement, dated as of January
               12, 2000, between AMR and Armando M. Codina.


 10.25         Deferred Compensation Agreement, dated as of January
               24, 2000, between AMR and Charles H. Pistor, Jr.

 10.29         Deferred Compensation Agreement, dated as of January
               12, 2000, between AMR and Judith Rodin.

 10.37         Current form of Stock Option Agreement under the AMR
               1998 Long-Term Incentive Plan.

 10.44         Current form of Career Equity Program Deferred Stock
               Award Agreement for Employees under the AMR 1998
               Long-Term Incentive Plan.

 10.53 Performance Share Program for the years 2000 to 2002 under the 1998 Long-term Incentive Program.

 10.60         American Airlines, Inc. 2000 Employee Profit Sharing
               Plan.

 10.65         American Airlines, Inc. 2000 Incentive Compensation
               Plan for Officers and Key Employees.

 10.73         Amended and Restated Executive Termination Benefits
               Agreement between AMR, American Airlines and Thomas
               W. Horton, dated January 19, 2000.

 10.74         Amended and Restated Executive Termination Benefits
               Agreement between AMR, American Airlines and Henry
               C. Joyner, dated January 19, 2000.

 10.79         Amended and Restated Executive Termination Benefits
               Agreement between AMR, American Airlines and William
               K. Ris, Jr., dated October 20, 1999.

 12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1995, 1996, 1997,
               1998 and 1999

 21 Significant subsidiaries of the registrant as of December 31, 1999.

 23            Consent of Independent Auditors.

 27.1          Financial Data Schedule as of December 31, 1999.

 27.2          Restated Financial Data Schedule as of December 31,
               1998.

 27.3          Restated Financial Data Schedule as of December 31,
               1997.
