Form 10-Q
period 2000-03-31
AMR CORP
filed 2000-05-11
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2000.


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


Common Stock, $1 par value - 149,684,717 as of May 5, 2000.

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2000 and 1999

  Condensed  Consolidated  Balance  Sheets  --  March  31,  2000  and
  December 31, 1999

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and 1999

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  2000


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                               2000          1999
Revenues
Passenger - American Airlines, Inc.         $  3,770      $  3,320
          - AMR Eagle                            338           271
    Cargo                                        167           145
    Other revenues                               302           271
      Total operating revenues                 4,577         4,007


Expenses
  Wages, salaries and benefits                 1,617         1,467
  Aircraft fuel                                  553           349
  Depreciation and amortization                  288           253
  Maintenance, materials and repairs             271           257
  Commissions to agents                          257           288
  Other rentals and landing fees                 237           229
  Food service                                   185           167
  Aircraft rentals                               153           160
  Other operating expenses                       804           791
    Total operating expenses                   4,365         3,961

Operating Income                                 212            46

Other Income (Expense)
  Interest income                                 32            24
  Interest expense                              (119)          (93)
  Interest capitalized                            38            33
  Miscellaneous - net                             (6)           30
                                                 (55)           (6)
Income from Continuing
Operations Before
  Income Taxes                                   157            40
Income tax provision                              68            23
Income from Continuing Operations                 89            17
Income from Discontinued
Operations, Net of Applicable Income
Taxes and Minority Interest                       43            77
Gain on Sale of Discontinued
Operations, Net of Applicable
Income Taxes                                       -            64
Net Earnings                                $    132      $    158


Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                               2000          1999
Earnings Per Common Share
  Basic
    Income from Continuing Operations       $  0.60       $  0.11
    Discontinued Operations                    0.29          0.88
    Net Earnings                            $  0.89       $  0.99

  Diluted
    Income from Continuing Operations       $  0.57       $  0.11
    Discontinued Operations                    0.29          0.85
    Net Earnings                            $  0.86       $  0.96


Number of Shares Used in
Computation
  Basic                                        149           159
  Diluted                                      154           164






























The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            March 31,    December 31,
                                               2000          1999
Assets
Current Assets
  Cash                                      $     76       $     85
  Short-term investments                       1,893          1,706
  Receivables, net                             1,493          1,134
  Inventories, net                               717            708
  Deferred income taxes                          612            612
  Other current assets                           208            179
    Total current assets                       4,999          4,424

Equipment and Property
  Flight equipment, net                       11,771         11,323
  Other equipment and property, net            1,466          1,433
  Purchase deposits for flight equipment       1,573          1,582
                                              14,810         14,338

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,825          1,851
  Other equipment and property, net               99             98
                                               1,924          1,949

Route acquisition costs, net                     880            887
Other assets, net                              1,701          2,776
                                            $ 24,314       $ 24,374

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $  1,231       $  1,115
  Accrued liabilities                          1,818          1,956
  Air traffic liability                        2,758          2,255
  Current maturities of long-term debt           241            302
  Current obligations under capital leases       231            236
    Total current liabilities                  6,279          5,864

Long-term debt, less current maturities        4,018          4,078
Obligations  under  capital  leases, less
currrent obligations                           1,526          1,611
Deferred income taxes                          1,886          1,846
Other liabilities, deferred  gains,
deferred credits and
postretirement benefits                        4,183          4,117

Stockholders' Equity
  Common stock                                   182           182
  Additional paid-in capital                   3,047         3,061
  Treasury stock                              (2,075)       (2,101)
  Accumulated other comprehensive income          (2)           (2)
  Retained earnings                            5,270         5,718
                                               6,422         6,858
                                            $ 24,314       $24,374

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                    March 31,
                                              2000          1999
Net Cash Provided by Operating Activities     $  521        $  152

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                (781)         (965)
  Net decrease (increase) in short-term
   investments                                  (187)          614
  Acquisitions and other investments               -           (55)
  Proceeds from:
    Dividend from Sabre, Inc. (Sabre)            559             -
    Sale of equipment and property                80            18
    Sale of discontinued operations                -           259
    Sale of other investments                      -            31
Net cash used for investing activities          (329)          (98)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                            (306)         (120)
  Repurchase of common stock                       -          (405)
  Proceeds from:
    Issuance of long-term debt                    97            83
    Exercise of stock options                      8             4
    Short-term loan from Sabre                     -           300
    Sale-leaseback transactions                    -            54
Net cash used for financing activities          (201)          (84)

Net decrease in cash                              (9)          (30)
Cash at beginning of period                       85            87

Cash at end of period                         $   76        $   57

Cash Payments For:
  Interest                                    $   77        $   72
  Income taxes                                    28            10

Activities Not Affecting Cash:
  Distribution of Sabre shares to
   AMR shareholders                            $ 581        $    -
  Capital lease obligations incurred               -            54











The  accompanying notes are an integral part of these  financial statements.
                                     -4-

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The results of operations, cash flows and net assets for Sabre, Inc. (Sabre), AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated financial statements as discontinued operations (see Note 5 below), including restatement of this information previously reported in the March 31, 1999 Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

2.Accumulated  depreciation of owned equipment and property  at  March
  31, 2000 and December 31, 1999, was $7.6 billion and $7.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2000 and December 31, 1999, was $1.3 billion.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American Airlines, Inc. (American), a wholly-owned subsidiary of the Company, through increased landing fees and/or other charges. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations, or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

4.As of March 31, 2000, the Company had commitments to acquire the following aircraft: 77 Boeing 737-800s, 22 Boeing 777-200IGWs, 83 Embraer EMB-135s and 25 Bombardier CRJ-700s. In addition, in May 2000, the Company announced its agreement to purchase 20 Boeing 757-200 aircraft and retire five McDonnell Douglas MD-90 aircraft. Deliveries of all aircraft continue through 2006. Payments for all aircraft will approximate $1.8 billion during the remainder of 2000, $2.3 billion in 2001, $650 million in 2002 and an aggregate of approximately $1.0 billion in 2003 through 2006.

5.During  the first quarter of 1999, the Company completed  the  sales of AMR Services, AMR Combs and TeleService Resources. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million.

  Effective after the close of business on March 15, 2000, AMR distributed 0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. Based upon its approximate 83 percent interest in Sabre, AMR received approximately $559 million of this dividend. These funds will be used for general corporate purposes, including the acquisition of aircraft. The dividend of AMR's entire ownership interest in Sabre's common stock resulted in a reduction to AMR's retained earnings in March of 2000 equal to the carrying value of the Company's investment in Sabre on March 15, 2000, which approximated $581 million. In addition, effective March 15, 2000, the Company reduced the exercise price and increased the number of stock options and awards by approximately 18 million to offset the dilution to the holders, which occurred as a result of the spin-off. These changes were made to keep the holders in the same economic position as before the spin-off.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  This dilution adjustment was determined in accordance with Emerging Issues Task Force Consensus No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring," and accordingly, had no impact on earnings.

  The results of operations for Sabre, AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. The net assets of Sabre of approximately $1.0 billion were classified in the condensed consolidated balance sheet as of December 31, 1999 in other assets. Other summarized financial information of the discontinued operations is as follows (in millions):

                                            Three Months Ended
                                                March 31,
                                             2000        1999
   Sabre
   Revenues                                $  542      $  638
   Minority interest                           10          16
   Income taxes                                36          56
   Net income                                  43          77

  AMR Services, AMR Combs and TeleService
   Resources
   Revenues                                $    -      $   97
   Income taxes                                 -           -
   Net income                                   -           -

6.In  connection  with  a secondary offering  by  Equant  N.V.  in
  February  1999,  the  Company sold approximately 923,000  depository
  certificates  for a pre-tax gain of $66 million.   Of  this  amount,
  approximately 489,000 depository certificates, or a pre-tax gain of $35 million, related to depository certificates held by the Company on behalf of Sabre and is included in income from discontinued operations on the condensed consolidated statements of operations.

7.The following table sets forth the computations of basic and diluted earnings per share (in millions, except per share data):

                                            Three Months Ended
                                                March 31,
                                             2000        1999
    Numerator:
   Income  from  continuing  operations  -
    numerator for basic and diluted
    earnings per share                     $   89      $   17

   Denominator:
   Denominator  for  basic  earnings   per
    share - weighted-average shares           149         159

   Effect of dilutive securities:
   Employee options and shares                 14          12
   Assumed treasury shares purchased           (9)         (7)
    Dilutive potential common shares            5           5

   Denominator  for diluted  earnings  per
    share - adjusted weighted-average shares  154         164

   Basic earnings per share from
    continuing operations                 $  0.60     $  0.11
   Diluted earnings per share from
    continuing operations                 $  0.57     $  0.11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2000 and 1999

Summary AMR's income from continuing operations during the first quarter of 2000 was $89 million, or $0.57 per common share diluted, as compared to $17 million, or $0.11 per common share diluted, for the same period in 1999. AMR's operating income of $212 million increased $166 million compared to the same period in 1999. AMR's first quarter 1999 results include a labor disagreement that disrupted the Company's operations and negatively impacted the Company's 1999 net earnings by an estimated $140 million, or $0.85 per common share diluted, partially offset by an approximate $19 million after-tax gain, or $0.12 per common share diluted, related to the sale of a portion of American's holdings in Equant, N.V. (Equant).

The Company's revenues increased $570 million, or 14.2 percent, in the first quarter of 2000 versus the same period last year. American's passenger revenues increased by 13.6 percent, or $450 million. American's yield (the average amount one passenger pays to fly one mile) of 13.95 cents increased by 6.2 percent compared to the same period in 1999. Domestic yields increased 6.1 percent from the first quarter of 1999. International yields increased 7.0 percent, primarily due to an increase of 22.6 percent, 6.7 percent and 5.3 percent in Pacific, Europe and Latin American yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel and a favorable pricing climate. In addition, the first quarter of 1999 includes a schedule disruption which impacted the Company's operations.

American's traffic or revenue passenger miles (RPMs) increased 6.8 percent to 27.0 billion miles for the quarter ended March 31, 2000, due primarily to the labor disagreement in the first quarter of 1999. American's capacity or available seat miles (ASMs) of 40.0 billion miles increased 6.1 percent compared to the first quarter of 1999. American's domestic traffic increased 5.4 percent on capacity increases of 5.1 percent and international traffic increased 10.2 percent on capacity growth of 8.6 percent. The increase in international traffic was driven by a 24.6 percent increase in traffic to the Pacific on capacity growth of 10.0 percent, a 12.2 percent increase in traffic to Europe on a capacity increase of 14.0 percent and a 6.4 percent increase in traffic to Latin America on capacity growth of 4.6 percent.

AMR Eagle's passenger revenues increased $67 million, or 24.7 percent, due primarily to the acquisition of Business Express, Inc. in March 1999.

Cargo revenues increased 15.2 percent, or $22 million, due primarily to the impact of the labor disagreement which impacted the Company's operations in the first quarter of 1999.

The Company's other revenues increased $31 million, or 11.4 percent, primarily as a result of higher employee travel service charges and increased administrative service charges and code-share revenues.

The  Company's  operating expenses increased 10.2  percent,  or  $404 million. American's cost per ASM increased 3.4 percent to 9.96 cents. Wages, salaries and benefits increased 10.2 percent, or $150 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit-sharing and stock-based compensation. Aircraft fuel expense increased 58.5 percent, or $204 million, due to a 47.4 percent increase in American's average price per gallon and a
6.3 percent increase in American's fuel consumption. The increase in fuel expense is net of gains of approximately $122 million recognized during the first quarter of 2000 related to the Company's fuel hedging program. Depreciation and amortization expense increased $35 million, or 13.8 percent, due to the addition of new aircraft. Commissions to agents decreased 10.8 percent, or $31 million, despite an increase of approximately 14 percent in passenger revenues, due primarily to the benefit from the international base commission structure change implemented in October 1999 and a decrease in the percentage of commissionable transactions. Food service increased
10.8 percent, or $18 million, due primarily to an increase in passengers boarded and rate increases.

Other Income (Expense) increased $49 million due primarily to a $26 million increase in interest expense resulting from an increase in long-term debt, partially offset by an increase of $8 million in interest income as a result of higher investment balances. In addition, in March 1999, the Company recognized a $31 million gain on the sale of a portion of American's interest in Equant.

OPERATING STATISTICS
                                                Three Months Ended
                                                     March 31,
                                                2000          1999
American Airlines
    Revenue passenger miles (millions)         27,022       25,290
    Available seat miles (millions)            40,020       37,703
    Cargo ton miles (millions)                    546          431
    Passenger load factor                        67.5%        67.1%
    Breakeven load factor                        63.7%        66.4%
    Passenger revenue yield per
     passenger mile (cents)                     13.95        13.13
    Passenger revenue per available
     seat mile (cents)                           9.42         8.81
    Cargo revenue yield per ton mile (cents)    30.32        33.18
    Operating  expenses per available
     seat mile (cents)                           9.96         9.63
    Fuel consumption (gallons, in millions)       730          687
    Fuel price per gallon (cents)                72.1         48.9
    Fuel price per gallon, excluding
     fuel taxes (cents)                          66.6         44.6
    Operating aircraft at period-end              703          683

AMR Eagle
    Revenue passenger miles (millions)            861          706
    Available seat miles (millions)             1,514        1,211
    Passenger load factor                        58.9%        58.3%
    Operating aircraft at period-end              271          256

Operating aircraft at March 31, 2000, included:

 American Airlines Aircraft:          AMR Eagle Aircraft:
Airbus A300-600R            35        ATR 42                     31
Boeing 727-200              67        Embraer 135                12
Boeing 737-800              28        Embraer 145                50
Boeing 757-200             102        Super ATR                  43
Boeing 767-200               8        Saab 340                  110
Boeing 767-200 Extended               Saab 340B Plus             25
 Range                      22
Boeing 767-300 Extended                Total                    271
 Range                      49
Boeing 777-200IGW           15
Fokker 100                  75
McDonnell Douglas DC-10-10   3
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11     10
McDonnell Douglas MD-80    279
McDonnell Douglas MD-90      5
 Total                     703

Average aircraft age is 10.8 years for American's aircraft and 6.4 years for AMR Eagle aircraft.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three-month period ended March 31, 2000 was $521 million, an increase of $369 million over the same period in 1999. This increase resulted primarily from an increase in the air traffic liability due to higher advanced sales and an increase in income from continuing operations, partially offset by an increase in accounts receivable as compared to the same period in 1999. Capital expenditures for the first three months of 2000 were $781 million, and included the acquisition of four Boeing 777-200IGWs, four Boeing 737-800s, five Embraer 145s and three Embraer 135 aircraft. These capital expenditures were financed with internally generated cash and the $559 million of cash received from the Sabre dividend, except for the Embraer aircraft acquisitions, which were funded through secured debt agreements.

      As of March 31, 2000, the Company had commitments to acquire the following aircraft: 77 Boeing 737-800s, 22 Boeing 777-200IGWs, 83 Embraer EMB-135s and 25 Bombardier CRJ-700s. In addition, in May 2000, the Company announced its agreement to purchase 20 Boeing 757-200 aircraft and retire five McDonnell Douglas MD-90 aircraft. Deliveries of all aircraft continue through 2006. Payments for all aircraft will approximate $1.8 billion during the remainder of 2000, $2.3 billion in 2001, $650 million in 2002 and an aggregate of approximately $1.0 billion in 2003 through 2006. The Company expects to fund its remaining 2000 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

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

     Dallas filed a separate declaratory judgment action in the United States District Court for the Northern District of Texas, Dallas Division, seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes the City of Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in Dallas federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. These two federal court lawsuits were consolidated and stayed.

     In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW appealed the DOT's order to the Fifth Circuit Court of Appeals, and on February 1, 2000, the Fifth Circuit affirmed the DOT's order in all respects. On March 3, 2000, Fort Worth filed a petition for writ of certiorari with the United States Supreme Court asking the Court to review the Fifth Circuit's decision. On May 1, 2000, American similarly filed a petition for writ of certiorari with the United States Supreme Court asking the Court to review the Fifth Circuit's decision to the extent it found that the Bond Ordinance's restrictions on service at Love Field are preempted. On May 1, 2000, DFW also filed a petition for writ of certiorari asking the Supreme Court to review the portion of the Fifth Circuit decision that found that the DFW Use Agreement was preempted to the extent that it precludes DFW signatory carriers from operating interstate service at Love Field.

     In January 2000, the Department of Justice, at the behest of the DOT, filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Fort Worth and American seeking to enforce the DOT's order and to prevent any party from interfering with any carrier operating under that order. DOT subsequently filed a motion for summary judgement which American and Fort Worth are opposing.

     On May 1, 2000 American commenced new service from Love Field to Chicago and Los Angeles using space leased from Continental Express through May 28, 2000. American is seeking facilities at Love Field from the City of Dallas to use for this new service starting May 29, 2000. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations and/or the inability of American to effectively compete at Love Field could adversely impact American's business.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward- looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K for the year ended December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided for in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. Before the settlement can become effective, the court must give final approval of the settlement agreement after providing any objectors an opportunity to be heard.

    On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. On March 30, 2000, the Texas Court of Appeals in Austin affirmed the granting of defendants' motion for summary judgment.

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

   PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2000 and 1999.

27.1 Financial  Data Schedule as  of  March 31, 2000.

27.2 Restated Financial Data Schedule as of March 31, 1999.

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


                               AMR CORPORATION




Date:  May 11, 2000            BY: /s/ Thomas W. Horton
                               Thomas W. Horton
                               Senior Vice President and Chief
                               Financial Officer

                                                            Exhibit 12
                            AMR CORPORATION
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                             Three Months Ended
                                                  March 31,
                                             2000             1999
 Earnings:
 Earnings from continuing operations
  before income taxes                      $    157          $    40

 Add:  Total fixed charges (per below)          328              301

 Less:  Interest capitalized                     38               33
    Total earnings                         $    447          $   308

 Fixed charges:
 Interest                                  $    115          $    91

 Portion on rental expense
 representative of the interest factor          209              208

 Amortization of debt expense                     4                2
    Total fixed charges                    $    328          $   301

 Ratio of earnings to fixed charges            1.36             1.02
