Form 10-Q
period 2000-06-30
AMR CORP
filed 2000-07-28
CIK 6201

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to                      .
                               -------------------    ---------------------

Commission file number 1-8400.



                                 AMR CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  75-1825172
--------------------------------------     ------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

          4333 Amon Carter Blvd.
            Fort Worth, Texas                              76155
------------------------------------------     -------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (817) 963-1234
                                                      -----------------


                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No       .
                                      ------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1 par value - 149,957,759 as of July 25, 2000


===============================================================================

                                      INDEX

                                 AMR CORPORATION


PART I:       FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Statements of Operations -- Three and six months ended June 30, 2000 and 1999

     Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

     Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements - June 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II:      OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)
-------------------------------------------------------------------------------

                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                        ----------------------------           ---------------------------
                                                           2000               1999               2000               1999
                                                        ---------           --------           --------           --------
REVENUES
    Passenger - American Airlines, Inc.                 $   4,186           $  3,751           $  7,956           $  7,071
              - American Eagle                                368                340                706                611
    Cargo                                                     180                164                347                309
    Other revenues                                            277                286                579                557
                                                        ---------           --------           --------           --------
      Total operating revenues                              5,011              4,541              9,588              8,548

EXPENSES
  Wages, salaries and benefits                              1,674              1,561              3,291              3,028
  Aircraft fuel                                               567                414              1,120                763
  Depreciation and amortization                               294                268                582                521
  Maintenance, materials and repairs                          272                223                543                480
  Commissions to agents                                       273                298                530                586
  Other rentals and landing fees                              256                241                493                470
  Food service                                                198                185                383                352
  Aircraft rentals                                            151                162                304                322
  Other operating expenses                                    809                775              1,613              1,566
                                                        ---------           --------           --------           --------
    Total operating expenses                                4,494              4,127              8,859              8,088
                                                        ---------           --------           --------           --------
OPERATING INCOME                                              517                414                729                460

OTHER INCOME (EXPENSE)
  Interest income                                              34                 17                 66                 41
  Interest expense                                           (115)               (94)              (234)              (187)
  Interest capitalized                                         36                 29                 74                 62
  Miscellaneous - net                                          50                 (6)                44                 24
                                                        ---------           --------           --------           --------
                                                                5                (54)               (50)               (60)
                                                        ---------           --------           --------           --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                         522                360                679                400
Income tax provision                                          201                144                269                167
                                                        ---------           --------           --------           --------
INCOME FROM CONTINUING OPERATIONS                             321                216                410                233
INCOME FROM DISCONTINUED OPERATIONS, NET OF
  APPLICABLE INCOME TAXES AND MINORITY INTEREST
                                                               --                 52                 43                129
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF
  APPLICABLE INCOME TAXES                                      --                 --                 --                 64
                                                        ---------           --------           --------           --------
NET EARNINGS                                            $     321           $    268           $    453           $    426
                                                        =========           ========           ========           ========

------------------------------------------------------------------------------

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)
------------------------------------------------------------------------------

                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                      ----------------------------          ----------------------------
                                                         2000               1999               2000               1999
                                                      ---------          ---------          ---------          ---------
EARNINGS APPLICABLE TO COMMON SHARES                   $     321          $     268          $     453          $     426
                                                       =========          =========          =========          =========

EARNINGS PER COMMON SHARE
  BASIC
    Income from Continuing Operations                  $    2.15          $    1.41          $    2.75          $    1.49
    Discontinued Operations                                   --               0.35               0.29               1.24
                                                       ---------          ---------          ---------          ---------
    Net Earnings                                       $    2.15          $    1.76          $    3.04          $    2.73
                                                       =========          =========          =========          =========

  DILUTED
    Income from Continuing Operations                  $    1.96          $    1.36          $    2.58          $    1.45
    Discontinued Operations                                   --               0.34               0.27               1.20
                                                       ---------          ---------          ---------          ---------
    Net Earnings                                       $    1.96          $    1.70          $    2.85          $    2.65
                                                       =========          =========          =========          =========

NUMBER OF SHARES USED IN COMPUTATION
  Basic                                                      150                153                149                156
                                                       =========          =========          =========          =========
  Diluted                                                    164                158                159                161
                                                       =========          =========          =========          =========

------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)  .........
------------------------------------------------------------------------------


                                                                                       June 30,             December 31,
                                                                                         2000                   1999
                                                                                   ----------------        ---------------
ASSETS

CURRENT ASSETS
  Cash                                                                             $            128        $            85
  Short-term investments                                                                      2,269                  1,706
  Receivables, net                                                                            1,447                  1,134
  Inventories, net                                                                              713                    708
  Deferred income taxes                                                                         612                    612
  Other current assets                                                                          208                    179
                                                                                   ----------------        ---------------
    Total current assets                                                                      5,377                  4,424

EQUIPMENT AND PROPERTY
  Flight equipment, net                                                                      12,621                 11,323
  Other equipment and property, net                                                           1,527                  1,433
  Purchase deposits for flight equipment                                                      1,491                  1,582
                                                                                   ----------------        ---------------
                                                                                             15,639                 14,338

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                                                       1,785                  1,851
  Other equipment and property, net                                                              98                     98
                                                                                   ----------------        ---------------
                                                                                              1,883                  1,949

Route acquisition costs, net                                                                    872                    887
Other assets, net                                                                             1,702                  2,776
                                                                                   ----------------        ---------------
                                                                                   $         25,473        $        24,374
                                                                                   ================        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                 $          1,273        $         1,115
  Accrued liabilities                                                                         2,114                  1,956
  Air traffic liability                                                                       2,977                  2,255
  Current maturities of long-term debt                                                          496                    302
  Current obligations under capital leases                                                      246                    236
                                                                                   ----------------        ---------------
    Total current liabilities                                                                 7,106                  5,864

Long-term debt, less current maturities                                                       3,930                  4,078
Obligations under capital leases, less current obligations                                    1,465                  1,611
Deferred income taxes                                                                         2,012                  1,846
Other liabilities, deferred gains, deferred
  credits and postretirement benefits                                                         4,186                  4,117

STOCKHOLDERS' EQUITY
  Common stock                                                                                  182                    182
  Additional paid-in capital                                                                  2,999                  3,061
  Treasury stock                                                                             (2,002)                (2,101)
  Accumulated other comprehensive income                                                         (2)                    (2)
  Retained earnings                                                                           5,597                  5,718
                                                                                   ----------------        ---------------
                                                                                              6,774                  6,858
                                                                                   ----------------        ---------------
                                                                                   $         25,473        $        24,374
                                                                                   ================        ===============

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)  .........
------------------------------------------------------------------------------

                                                                                             Six Months Ended June 30,
                                                                                       -----------------------------------
                                                                                           2000                     1999
                                                                                       ----------                ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $    1,809                $   1,116

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including net change in purchase deposits
    for flight equipment                                                                   (1,917)                  (1,977)
  Net decrease (increase) in short-term investments                                          (563)                     274
  Acquisitions and other investments                                                          (41)                     (99)
  Proceeds from:
    Dividend from Sabre, Inc. (Sabre)                                                         559                        -
    Sale of equipment and property                                                            159                       40
    Sale of other investments                                                                  94                       31
    Sale of discontinued operations                                                             -                      259
  Other                                                                                         -                       18
                                                                                       ----------                ---------
        Net cash used for investing activities                                             (1,709)                  (1,454)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                                   (364)                    (158)
  Repurchases of common stock                                                                   -                     (664)
  Proceeds from:
     Issuance of long-term debt                                                               286                      770
     Exercise of stock options                                                                 21                       15
     Short-term loan from Sabre                                                                 -                      300
     Sale-leaseback transactions                                                                -                       54
                                                                                       ----------                ---------
        Net cash provided by (used for) financing activities                                  (57)                     317

Net increase (decrease) in cash                                                                43                      (21)
Cash at beginning of period                                                                    85                       87
                                                                                       ----------                ---------

Cash at end of period                                                                  $      128                $      66
                                                                                       ==========                =========


ACTIVITIES NOT AFFECTING CASH:
  Distribution of Sabre shares to AMR shareholders                                     $      581                $      --
  Payment of short-term loan from Sabre against receivable from Sabre                          --                      300
  Capital lease obligations incurred                                                           --                       54


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The results of operations, cash flows and net assets for Sabre, Inc. (Sabre), AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated financial statements as discontinued operations (see Note 6 below), and accordingly, related information previously reported in the June 30, 1999 Form 10-Q has been restated. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

2. Accumulated depreciation of owned equipment and property at June 30, 2000 and December 31, 1999, was $7.7 billion and $7.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2000 and December 31, 1999, was $1.4 billion and $1.3 billion, respectively.

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

4. As of June 30, 2000, the Company had commitments to acquire the following aircraft: 69 Boeing 737-800s, 20 Boeing 757-200s, 15 Boeing 777-200IGWs, 87
     Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of these aircraft extend through 2006. Payments for these aircraft will approximate $1.1 billion during the remainder of 2000, $2.3 billion in 2001, $650 million in 2002 and an aggregate of approximately $1.0 billion in 2003 through 2006.

5. During 1999, the Company entered into an agreement with priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a pre-tax gain of $57 million ($36 million after-tax), which is included in Miscellaneous - net on the consolidated statements of operations.

6. During the first quarter of 1999, the Company completed the sales of AMR Services, AMR Combs and TeleService Resources. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million.

     Effective after the close of business on March 15, 2000, AMR distributed
     0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. Based upon its approximate 83 percent interest in Sabre, AMR received

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
-------------------------------------------------------------------------------

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

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ----------------------        -------------------
                                                           2000           1999          2000        1999
                                                         -------         ------        -------     -------
      SABRE
      Revenues                                           $    --         $  639        $   542     $ 1,277
      Minority interest                                       --             11             10          27
      Income taxes                                            --             36             36          92
      Net income                                              --             52             43         129

      AMR  SERVICES,  AMR  COMBS  AND  TELESERVICE
         RESOURCES
      Revenues                                           $    --         $   --        $    --      $   97
      Income taxes                                            --             --             --          --
      Net income                                              --             --             --          --


7. In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for a pre-tax gain of $66 million ($37 million after-tax). Of this amount, approximately 489,000 depository certificates, or a pre-tax gain of $35 million, related to depository certificates held by the Company on behalf of Sabre and is included in income from discontinued operations on the consolidated statements of operations. The remaining $31 million is included in Miscellaneous - net on the consolidated statements of operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
-------------------------------------------------------------------------------

8. The following table sets forth the computations of basic and diluted earnings per share from continuing operations (in millions, except per share data):

                                                            Three Months Ended                   Six Months Ended
                                                                June 30,                             June 30,
                                                      -----------------------------       -------------------------------
                                                          2000             1999               2000               1999
                                                      ------------     ------------       ------------       ------------
NUMERATOR:
   Income  from   continuing   operations  -
     numerator   for   basic   and   diluted
     earnings per share                               $        321     $        216       $        410       $        233
                                                      ============     ============       ============       ============

DENOMINATOR:
   Denominator  for basic earnings per share
     - weighted-average shares                                 150              153                149                156

   Effect of dilutive securities:
     Employee options and shares                                32               11                 23                 12
     Assumed treasury shares purchased
                                                               (18)              (6)               (13)                (7)
                                                      ------------     ------------       ------------       ------------
   Dilutive potential common shares                             14                5                 10                  5

   Denominator  for  diluted   earnings  per
     share   -   adjusted   weighted-average
     shares                                                    164              158                159                161
                                                      ============     ============       ============       ============

Basic earnings per share from continuing
   operations                                         $       2.15     $       1.41       $       2.75       $       1.49
                                                      ============     ============       ============       ============

Diluted earnings per share from continuing
   operations                                         $       1.96     $       1.36       $       2.58       $       1.45
                                                      ============     ============       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

SUMMARY AMR's income from continuing operations during the second quarter of 2000 was $321 million, or $1.96 per common share diluted, as compared to $216 million, or $1.36 per common share diluted, for the same period in 1999. AMR's operating income of $517 million increased $103 million compared to the same period in 1999. AMR's second quarter 2000 results include an approximate $36 million after-tax gain, or $0.21 per common share diluted, related to the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated (priceline) common stock.

The Company's REVENUES increased $470 million, or 10.4 percent, in the second quarter of 2000 versus the same period last year. American's PASSENGER REVENUES increased by 11.6 percent, or $435 million, compared to the second quarter of 1999. American's YIELD (the average amount one passenger pays to fly one mile) of 13.75 cents increased by 6.0 percent compared to the same period in 1999. Domestic yields increased 5.5 percent from the second quarter of 1999. International yields increased 7.2 percent, reflecting an increase of 12.3 percent, 9.9 percent and 4.3 percent in Pacific, Europe and Latin American yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, and a favorable pricing climate.

American's traffic or REVENUE PASSENGER MILES (RPMs) increased 5.3 percent to
30.4 billion miles for the quarter ended June 30, 2000. American's capacity or AVAILABLE SEAT MILES (ASMs) decreased 0.8 percent to 40.1 billion miles in the second quarter of 2000. American's domestic traffic increased 4.2 percent on a capacity decrease of 2.7 percent and international traffic increased 7.7 percent on capacity increases of 3.5 percent. The decrease in domestic capacity was due primarily to the Company's "More Room Throughout Coach" initiative. The increase in international traffic was driven by a 10.1 percent increase in traffic to Europe on capacity growth of 6.4 percent, a 9.7 percent increase in traffic to the Pacific on a capacity increase of 0.8 percent and a 4.8 percent increase in traffic to Latin America on capacity growth of 1.8 percent.

The Company's OPERATING EXPENSES increased 8.9 percent, or $367 million. American's cost per ASM increased 10.0 percent to 10.24 cents. WAGES, SALARIES AND BENEFITS increased 7.2 percent, or $113 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit-sharing. AIRCRAFT FUEL expense increased
37.0 percent, or $153 million, due to a 33.9 percent increase in the Company's average price per gallon and a 2.5 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $110 million recognized during the second quarter of 2000 related to the Company's fuel hedging program. MAINTENANCE, MATERIALS AND REPAIRS increased $49 million, or 22.0 percent, due primarily to an increase in airframe and engine maintenance volumes at the Company's maintenance bases and an approximate $17 million one-time credit the Company received in the second quarter of 1999. COMMISSIONS TO AGENTS decreased 8.4 percent, or $25 million, despite an increase of approximately 11.3 percent in passenger revenues, due primarily to the benefit from the international base commission structure change implemented in October 1999 and a decrease in commissionable transactions.

INTEREST INCOME increased approximately $17 million due primarily to higher investment balances. INTEREST EXPENSE increased approximately $21 million, or
22.3 percent, due to an increase in long-term debt. INTEREST CAPITALIZED increased 24.1 percent, or $7 million, due to an increase in purchase deposits for flight equipment. MISCELLANEOUS - NET increased approximately $56 million due primarily to the $57 million gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock.

  OPERATING STATISTICS

                                                                                    Three Months Ended June 30,
                                                                              -----------------------------------------
                                                                                    2000                    1999
                                                                              -----------------        ----------------
  AMERICAN AIRLINES
      Revenue passenger miles (millions)                                            30,449                   28,908
      Available seat miles (millions)                                               40,095                   40,406
      Cargo ton miles (millions)                                                       571                      511
      Passenger load factor                                                           75.9%                    71.5%
      Breakeven load factor                                                           65.6%                    63.2%
      Passenger revenue yield per passenger mile (cents)                             13.75                    12.97
      Passenger revenue per available seat mile (cents)                              10.44                     9.28
      Cargo revenue yield per ton mile (cents)                                       31.04                    31.67
      Operating expenses per available seat mile (cents)                             10.24                     9.31
      Fuel consumption (gallons, in millions)                                          759                      745
      Fuel price per gallon (cents)                                                   71.0                     53.0
      Fuel price per gallon, excluding fuel taxes (cents)                             65.9                     48.4
      Operating aircraft at period-end                                                 712                      697

  AMR EAGLE
      Revenue passenger miles (millions)                                               961                      885
      Available seat miles (millions)                                                1,546                    1,422
      Passenger load factor                                                           62.2%                    62.2%
      Operating aircraft at period-end                                                 272                      260

Operating aircraft at June 30, 2000 included:

 AMERICAN AIRLINES AIRCRAFT:                                         AMR EAGLE AIRCRAFT:
 Airbus A300-600R                                       35           ATR 42                                            31
 Boeing 727-200                                         64           Embraer 135                                       20
 Boeing 737-800                                         36           Embraer 145                                       50
 Boeing 757-200                                        102           Super ATR                                         43
 Boeing 767-200                                          8           Saab 340                                         103
 Boeing 767-200 Extended Range                          22           Saab 340B Plus                                    25
                                                                                                                  -------
 Boeing 767-300 Extended Range                          49              Total                                         272
                                                                                                                  =======
 Boeing 777-200IGW                                      22
 Fokker 100                                             75
 McDonnell Douglas DC-10-10                              3
 McDonnell Douglas DC-10-30                              5
 McDonnell Douglas MD-11                                 9
 McDonnell Douglas MD-80                               277
 McDonnell Douglas MD-90                                 5
                                                   -------
    Total                                              712
                                                   =======

Average aircraft age is 10.7 years for American's aircraft and 6.5 years for AMR Eagle aircraft.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

SUMMARY AMR's income from continuing operations for the six months ended June 30, 2000 was $410 million, or $2.58 per common share diluted. This compares with income from continuing operations of $233 million, or $1.45 per common share diluted, for the same period in 1999. AMR's operating income of $729 million increased 58.5 percent, or $269 million, compared to the same period in 1999. AMR's 2000 results from continuing operations include an approximate $36 million after-tax gain, or $0.22 per common share diluted, related to the sale of the Company's warrants to purchase 5.5 million shares of priceline common stock. AMR's 1999 results from continuing operations include a labor disagreement that disrupted the Company's operations and negatively impacted the Company's 1999 net earnings by an estimated $140 million, or $0.87 per common share diluted, partially offset by an approximate $19 million after-tax gain, or $0.12 per common share diluted, related to the sale of a portion of American's holdings in Equant, N.V. (Equant).

The Company's REVENUES increased approximately $1.0 billion, or 12.2 percent, during the first six months of 2000 versus the same period last year. American's PASSENGER REVENUES increased by 12.5 percent, or $885 million. American's YIELD of 13.84 cents increased by 6.1 percent compared to the same period in 1999. Domestic yields increased 5.8 percent from the first six months of 1999. International yields increased 7.1 percent, reflecting an increase of 16.9 percent, 8.6 percent and 4.8 percent in Pacific, Europe and Latin American yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, and a favorable pricing climate. In addition, the first quarter of 1999 includes a schedule disruption which impacted the Company's operations.

American's traffic or REVENUE PASSENGER MILES (RPMs) increased 6.0 percent to
57.4 billion miles for the six months ended June 30, 2000. American's capacity or AVAILABLE SEAT MILES (ASMs) increased 2.6 percent to 80.1 billion miles in the first six months of 2000. American's domestic traffic increased 4.8 percent on capacity growth of 1.1 percent and international traffic increased 8.9 percent on capacity increases of 6.0 percent. The increase in domestic capacity was due primarily to the addition of new aircraft, mostly offset by the Company's "More Room Throughout Coach" initiative. The increase in international traffic was driven by a 16.2 percent increase in traffic to the Pacific on capacity growth of 5.2 percent, an 11.0 percent increase in traffic to Europe on a capacity increase of 9.9 percent and a 5.6 percent increase in traffic to Latin America on capacity growth of 3.2 percent.

AMR Eagle's passenger REVENUES increased 15.5 percent, or $95 million, due primarily to the acquisition of Business Express, Inc. in March 1999.

Cargo REVENUES increased $38 million, or 12.3 percent, due primarily to a fuel surcharge implemented in February 2000 and the Company's increase in cargo capacity from the addition of new aircraft in late 1999 and 2000.

The Company's OPERATING EXPENSES increased 9.5 percent, or $771 million. American's cost per ASM increased by 6.8 percent to 10.10 cents. WAGES, SALARIES AND BENEFITS increased $263 million, or 8.7 percent, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit-sharing. AIRCRAFT FUEL expense increased
46.8 percent, or $357 million, due to a 40.4 percent increase in the Company's average price per gallon and a 4.9 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $232 million recognized during the six months ended June 30, 2000 related to the Company's fuel hedging program. DEPRECIATION AND AMORTIZATION expense increased $61 million, or 11.7 percent, due primarily to the addition of new aircraft. MAINTENANCE, MATERIALS AND REPAIRS expense increased 13.1 percent, or $63 million, due primarily to an increase in airframe and engine maintenance volumes at the Company's maintenance bases and an approximate $17 million one-time credit the Company received in the second quarter of 1999. COMMISSIONS TO AGENTS decreased 9.6 percent, or $56 million, despite an increase of approximately 12.8 percent in passenger revenues, due primarily to the benefit from the international base commission structure change implemented in October 1999 and a decrease in commissionable transactions.

INTEREST INCOME increased approximately 61.0 percent, or $25 million, due primarily to higher investment balances. INTEREST EXPENSE increased approximately $47 million, or 25.1 percent, due to an increase in long-term debt. INTEREST CAPITALIZED increased 19.4 percent, or $12 million, due to an increase in purchase deposits for flight equipment. MISCELLANEOUS - NET increased approximately 83.3 percent, or $20 million, due primarily to the gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000, which resulted in a $57 million gain. In the first quarter of 1999, the Company recorded an approximate $31 million gain on the sale of a portion of the Company's interest in Equant.

  OPERATING STATISTICS

                                                                             Six Months Ended June 30,
                                                                      ----------------------------------------
                                                                           2000                    1999
                                                                      ----------------        ----------------
  AMERICAN AIRLINES
      Revenue passenger miles (millions)                                    57,471                  54,198
      Available seat miles (millions)                                       80,115                  78,109
      Cargo ton miles (millions)                                             1,117                     942
      Passenger load factor                                                   71.7%                   69.4%
      Breakeven load factor                                                   64.6%                   64.9%
      Passenger revenue yield per passenger mile (cents)                     13.84                   13.05
      Passenger revenue per available seat mile (cents)                       9.93                    9.05
      Cargo revenue yield per ton mile (cents)                               30.69                   32.36
      Operating expenses per available seat mile (cents)                     10.10                    9.46
      Fuel consumption (gallons, in millions)                                1,489                   1,432
      Fuel price per gallon (cents)                                           71.6                    51.0
      Fuel price per gallon, excluding fuel taxes (cents)                     66.3                    46.6
      Operating aircraft at period-end                                         712                     697

  AMR EAGLE
      Revenue passenger miles (millions)                                     1,822                   1,591
      Available seat miles (millions)                                        3,060                   2,633
      Passenger load factor                                                   59.6%                   60.4%
      Operating aircraft at period-end                                         272                     260

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES in the six-month period ended June 30, 2000 was $1.8 billion, an increase of $693 million over the same period in 1999. This increase resulted primarily from an increase in the air traffic liability due to higher advanced sales and an increase in income from continuing operations. Capital expenditures for the first six months of 2000 were $1.9 billion, and included the acquisition of 11 Boeing 777-200IGWs, 12 Boeing 737-800s, 11 Embraer 135 aircraft and five Embraer 145 aircraft. These capital expenditures were financed with internally generated cash and the $559 million of cash received from the Sabre dividend, except for the Embraer aircraft acquisitions which were funded through secured debt agreements.

     As of June 30, 2000, the Company had commitments to acquire the following aircraft: 69 Boeing 737-800s, 20 Boeing 757-200s, 15 Boeing 777-200IGWs, 87
Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of these aircraft extend through 2006. Payments for these aircraft will approximate $1.1 billion during the remainder of 2000, $2.3 billion in 2001, $650 million in 2002 and an aggregate of approximately $1.0 billion in 2003 through 2006. The Company expects to fund its remaining 2000 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

OTHER INFORMATION

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

     In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contended that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American joined in this litigation. On October 15, 1998, the state district court granted summary judgment in favor of American and Fort Worth. On May 25, 2000, the Fort Worth Court of Appeals overturned the district court order and concluded that the Bond Ordinance was preempted by federal law. American and Fort Worth filed motions asking the Fort Worth Court of Appeals to reconsider its decision. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance was enforceable, the DFW Use Agreement prohibited American and other DFW signatory airlines from moving any interstate operations to Love Field.

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

     In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW appealed the DOT's order to the Fifth Circuit Court of Appeals, and on February 1, 2000, the Fifth Circuit affirmed the DOT's order in all respects. American, Fort Worth and DFW each filed petitions for writ of certiorari with the United States Supreme Court, which were denied on June 29, 2000. Shortly thereafter, American, Fort Worth and DFW dismissed all remaining motions and claims in the Texas state court litigation. Consequently, litigation over the right to provide scheduled passenger operations at Love Field on aircraft with fewer than 57 seats to destinations beyond the Wright Amendment perimeter has ended.

     In January 2000, the Department of Justice, at the behest of the DOT, filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Fort Worth and American seeking to enforce the DOT's order and to prevent any party from interfering with any carrier operating under that order.

     On May 1, 2000, American commenced service from Love Field to Chicago and Los Angeles using terminal space leased from Continental Express on a short-term basis. American has further announced that it will offer service from Love Field to New York's LaGuardia airport commencing August 31, 2000. American is seeking long-term facilities at Love Field from the City of Dallas for its Love Field operations. As a result of the foregoing, an increase in operations at Love Field and/or the inability of American to obtain adequate facilities to compete effectively at Love Field could adversely impact American's business.

INDUSTRY CONSOLIDATION

Two competitors of the Company, UAL Corporation and US Airways Group, Inc., recently announced that they have entered into a definitive merger agreement. If that merger were to be consummated or other significant consolidation were to occur in the airline industry, conditions and competition in the industry could be significantly altered. If the Company were involved in a business combination with a competitor, the financial condition and prospects of the resulting corporation could be materially different from those of the Company.

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

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In connection with its frequent flyer program, American was sued in several purported class action cases currently pending in the Circuit Court of Cook County, Illinois. In Wolens et al. v. American Airlines, Inc. and Tucker v. American Airlines, Inc. (hereafter, "Wolens"), plaintiffs seek money damages and attorneys' fees claiming that a change made to American's AAdvantage program in May 1988, which limited the number of seats available to participants travelling on certain awards, breached American's agreement with its AAdvantage members. (Although the Wolens complaint originally asserted several state law claims, only the plaintiffs' breach of contract claim remains after the U.S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims). In Gutterman et al. v. American Airlines, Inc. (hereafter, "Gutterman"), plaintiffs also seek money damages and attorneys' fees claiming that the February 1995 increase in the award mileage required to claim a certain AAdvantage travel award breached the agreement between American and its AAdvantage members. On June 23, 1998, the court certified the Gutterman case as a class action.

     In February 2000, American and the Wolens and Gutterman plaintiffs reached a settlement of both lawsuits. Pursuant to the agreement, American and the plaintiffs agreed to ask the court to consolidate the Wolens and Gutterman lawsuits for purposes of settlement. Further, American and the Wolens plaintiffs agreed to ask the court to certify a Wolens class of AAdvantage members who had at least 35,000 unredeemed AAdvantage miles as of December 31, 1988. In addition, American and the Gutterman plaintiffs agreed to ask the court to decertify the existing Gutterman class and to certify a new Gutterman class of AAdvantage members who as of December 31, 1993 (a) had redeemed 25,000 or 50,000 AAdvantage miles for certain AAdvantage awards and/or (b) had between 4,700 and 24,999 unredeemed miles in his or her account that were earned in 1992 or 1993. Depending upon certain factors, Wolens and Gutterman class members will be entitled to receive certificates entitling them to mileage off certain AAdvantage awards or dollars off certain American fares.

     As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. Before the settlement can become effective, the court must give final approval of the settlement agreement after providing any objectors an opportunity to be heard.

     On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. On March 30, 2000, the Texas Court of Appeals in Austin affirmed the granting of defendants' motion for summary judgment. The plaintiff is seeking review by the Supreme Court of Texas. American is vigorously defending all claims against it.

                                     PART II

     On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by a labor disagreement that disrupted operations in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant because American has a $45.5 million judgment against the APA. APA filed cross claims against American in one of the cases now consolidated in the Northern District of Texas alleging that American must indemnify pilots who put themselves on the sick list. APA also filed a motion to dismiss all claims against it. A United States District Court Magistrate recommended that the court dismiss all the claims in the lawsuit, concluding that certain claims are preempted by federal law and that certain other claims should be brought in state court, rather than federal court. The Magistrate's recommendations are pending before the court. On July 24, 2000, American announced that it had reached a tentative agreement with the APA that would modify the existing labor contract between American and the APA which, if approved by the APA membership, will resolve among other issues American's $45.5 million judgment against the APA. If this agreement is approved, it may impact claims against American in this litigation. In the meanwhile, American is vigorously defending all claims against it.

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

                                     PART II

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 134,113,443 shares of common stock, or 90 percent of shares outstanding, were represented at the annual meeting of stockholders on May 17, 2000 at the American Airlines Training & Conference Center, 4501 Highway 360 South, Fort Worth, Texas.

Elected as directors of the Corporation, each receiving a minimum of 132,601,686 votes were:

David L. Boren                                                Ann D. McLaughlin
Edward A. Brennan                                             Charles H. Pistor, Jr.
Donald J. Carty                                               Philip J. Purcell
Armando M. Codina                                             Joe M. Rodgers
Earl G. Graves                                                Judith Rodin

Stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Corporation for 2000. The vote was 133,752,052 in favor; 62,885 against; and 298,506 abstaining.

A stockholder proposal relating to the future location of the annual meetings of stockholders - submitted by Mrs. Evelyn Y. Davis - was defeated. The vote was 4,818,151 in favor; 109,828,256 against; 1,136,947 abstaining; and 18,330,089 non-voting.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2000 and 1999.

27.1     Financial Data Schedule as of June 30, 2000.

27.2     Restated Financial Data Schedule as of June 30, 1999.


       On April 20, 2000, AMR filed a report on Form 8-K relative to a press release issued to report the Company's second quarter 2000 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMR CORPORATION




Date:  July 28, 2000             BY:   /s/ Thomas W. Horton
                                       --------------------
                                       Thomas W. Horton
                                       Senior Vice President and Chief
                                       Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  12       Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2000 and 1999.

  27.1     Financial Data Schedule as of June 30, 2000.

  27.2     Restated Financial Data Schedule as of June 30, 1999.