Form 10-Q
period 2000-09-30
AMR CORP
filed 2000-10-26
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2000.


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


Common Stock, $1 par value - 150,689,302 as of October 19, 2000

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2000 and 1999

  Condensed  Consolidated  Balance Sheets - September  30,  2000  and
  December 31, 1999

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2000 and 1999

  Notes  to  Condensed Consolidated Financial Statements -  September
  30, 2000


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                   Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                     2000        1999      2000        1999
Revenues
Passenger - American Airlines Inc.  $4,385     $3,900     $12,341    $10,971
          - American Eagle             390        352       1,096        963
Cargo                                  183        160         530        469
Other revenues                         298        283         877        840
  Total operating revenues           5,256      4,695      14,844     13,243


Expenses
  Wages, salaries and benefits       1,721      1,533       5,012      4,561
  Aircraft fuel                        648        456       1,768      1,219
  Depreciation and amortization        307        276         889        797
  Maintenance, materials and repairs   278        263         821        743
  Commissions to agents                266        314         796        900
  Other rentals and landing fees       250        248         743        718
  Food service                         204        196         587        548
  Aircraft rentals                     151        161         455        483
  Other operating expenses             859        822       2,472      2,388
    Total operating expenses         4,684      4,269      13,543     12,357
Operating Income                       572        426       1,301        886

Other Income (Expense)
  Interest income                       42         21         108         62
  Interest expense                    (119)      (108)       (353)      (295)
  Interest capitalized                  36         27         110         89
  Miscellaneous - net                   (6)        (9)         38         15
                                       (47)       (69)        (97)      (129)
Income From Continuing
Operations Before Income
Taxes and Extraordinary Loss           525        357       1,204        757
Income tax provision                   203        144         472        311
Income From Continuing
Operations Before
Extraordinary Loss                     322        213         732        446
Income From Discontinued
Operations, net of
applicable income taxes and
minority interest                       -          66          43        195
Gain on Sale of Discontinued
Operations, net of                      -          -           -          64
applicable income taxes
Income Before Extraordinary Loss      322         279         775        705
Extraordinary Loss, net of
applicable income taxes                (9)         -           (9)        -
Net Earnings                       $  313      $  279      $  766     $  705

Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended      Nine Months Ended
                               September 30,         September 30,
                              2000       1999       2000      1999
Earnings Applicable to
Common Shares                $  313     $ 279      $ 766     $ 705

Earnings Per Common Share
  Basic
    Income from Continuing
    Operations               $ 2.14     $ 1.42     $ 4.89     $ 2.90
    Discontinued Operations       -       0.44       0.30       1.68
    Extraordinary Loss        (0.06)         -      (0.06)        -
    Net Earnings             $ 2.08       1.86       5.13       4.58

  Diluted
    Income from Continuing
    Operations               $ 1.96      $1.38      $4.55     $2.81
    Discontinued Operations       -       0.38       0.27      1.63
    Extraordinary Loss        (0.05)        -       (0.05)       -
    Net Earnings             $ 1.91      $1.76      $4.77     $4.44

Number of Shares Used in
Computation
  Basic                         150        150        149       154
  Diluted                       164        155        161       159

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                          September 30,   December 31,
                                               2000          1999
Assets

Current Assets
  Cash                                       $    171      $     85
  Short-term investments                        2,163         1,706
  Receivables, net                              1,496         1,134
  Inventories, net                                730           708
  Deferred income taxes                           612           612
  Other current assets                            180           179
    Total current assets                        5,352         4,424

Equipment and Property
  Flight equipment, net                        13,037        11,323
  Other equipment and property, net             1,603         1,433
  Purchase deposits for flight equipment        1,630         1,582
                                               16,270        14,338

Equipment and Property Under Capital Leases
  Flight equipment, net                         1,680         1,851
  Other equipment and property, net                97            98
                                                1,777         1,949

Route acquisition costs, net                      865           887
Other assets, net                               1,635         2,776
                                             $ 25,899      $ 24,374

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                            $  1,299     $  1,115
  Accrued liabilities                            2,284        1,956
  Air traffic liability                          2,929        2,255
  Current maturities of long-term debt             495          302
  Current obligations under capital leases         273          236
    Total current liabilities                    7,280        5,864

Long-term debt, less current maturities          3,795        4,078
Obligations   under  capital  leases, less
current obligations                              1,403        1,611
Deferred income taxes                            2,164        1,846
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            4,164        4,117

Stockholders' Equity
  Common stock                                     182          182
  Additional paid-in capital                     2,974        3,061
  Treasury stock                                (1,968)      (2,101)
  Accumulated other comprehensive income            (2)          (2)
  Retained earnings                              5,907        5,718
                                                 7,093        6,858
                                              $ 25,899     $ 24,374

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                         Nine Months Ended September 30,
                                              2000          1999
Net Cash Provided by Operating Activities     $2,732        $1,846

Cash Flow from Investing Activities:
Capital expenditures, including net change in
  purchase deposits for purchase deposits     (2,792)       (2,751)
Net increase in short-term investments          (457)          (14)
Acquisitions and other investments               (41)          (99)
Proceeds from:
  Dividend from Sabre, Inc. (Sabre)              559             -
  Sale of equipment and property                 239             55
  Sale of other investments                       94             31
  Sale of discontinued operations                  -            259
Other                                              -             18
Net cash used for investing activities        (2,398)        (2,501)

Cash Flow from Financing Activities:
Payments on long-term debt and capital
  lease obligations                             (628)          (214)
Repurchases of common stock                       -            (871)
Proceeds from:
   Issuance of long-term debt                   351           1,367
   Exercise of stock options                     29              18
   Short-term loan from Sabre                     -             300
   Sale-leaseback transactions                    -              54
Net cash provided by (used for)
  financing activities                         (248)            654

Net increase (decrease) in cash                   86             (1)
Cash at beginning of period                       85             87

Cash at end of period                         $  171        $    86


Activities Not Affecting Cash:
Distribution of Sabre shares to
  AMR shareholders                            $  581        $    -
Payment of short-term loan from Sabre
  against receivable from Sabre                   -            300
Capital lease obligations incurred                -             54



The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The results of operations, cash flows and net assets for Sabre, Inc. (Sabre), AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated financial statements as discontinued operations (see Note 7 below), and accordingly, related information previously reported in the September 30, 1999 Form 10-Q has been restated. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 2000 and December 31, 1999, was $8.0 billion and $7.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2000 and December 31, 1999, was $1.4 billion and $1.3 billion, respectively.

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

4.As of October 2, 2000, the Company had commitments to acquire the following aircraft: 67 Boeing 737-800s, 21 Boeing 777-200IGWs, 20 Boeing 757-200s, 153 Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of these aircraft extend through 2006. Payments for these aircraft will approximate $600 million during the remainder of 2000, $2.5 billion in 2001, $1.25 billion in 2002 and an aggregate of approximately $1.7 billion in 2003 through 2006.

5.During  the  third  quarter  of  2000,  AMR  repurchased  prior   to
  scheduled maturity approximately $167 million in face value of long-term debt. Cash from operations provided the funding for the repurchases. These transactions resulted in an extraordinary loss of $14 million ($9 million after-tax).

6.During   1999,   the   Company  entered  into  an   agreement   with
  priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a pre-tax gain of $57 million ($36 million after-tax), which is included in Miscellaneous - net on the consolidated statements of operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.During  the first quarter of 1999, the Company completed  the  sales of AMR Services, AMR Combs and TeleService Resources. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million.

  Effective after the close of business on March 15, 2000, AMR distributed 0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. Based upon its approximate 83 percent interest in Sabre, AMR received approximately $559 million of this dividend. These funds will be used for general corporate purposes, including the acquisition of aircraft. The dividend of AMR's entire ownership interest in Sabre's common stock resulted in a reduction to AMR's retained earnings in March of 2000 equal to the carrying value of the Company's investment in Sabre on March 15, 2000, which approximated $581 million. In addition, effective March 15, 2000, the Company reduced the exercise price and increased the number of stock options and other stock-based awards by approximately 18 million to offset the dilution to the holders, which occurred as a result of the spin-off. These changes were made to keep the holders in the same economic position as before the spin-off. This dilution adjustment was determined in accordance with Emerging Issues Task Force Consensus No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring," and accordingly, had no impact on earnings.

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

                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                               2000      1999       2000       1999
   Sabre
   Revenues                   $   -     $ 617      $ 542       $1,894
   Minority interest              -        13         10           40
   Income taxes                   -        47         36          139
   Net income                     -        66         43          195

  AMR  Services,  AMR  Combs
   and           TeleService
   Resources
   Revenues                   $   -     $   -      $   -       $  97
   Income taxes                   -         -          -           -
   Net income                     -         -          -           -

8.In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 923,000 depository certificates for a pre-tax gain of $66 million ($37 million after-tax). Of this amount, approximately 489,000 depository certificates, or a pre-tax gain of $35 million, related to depository certificates held by the Company on behalf of Sabre and is included in income from discontinued operations on the consolidated statements of operations. The remaining $31 million is included in Miscellaneous - net on the consolidated statements of operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.The following table sets forth the computations of basic and diluted earnings per share from continuing operations before extraordinary loss (in millions, except per share data):

                             Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                              2000       1999       2000      1999
Numerator:
Income from continuing
operations before
extraordinary loss-
numerator for basic  and
diluted earnings per share   $  322     $  213     $  732    $  446

Denominator:
Denominator for basic
earnings per share -
weighted-average shares         150        150        149       154

Effect of dilutive securities:
Employee options and shares      31         12         26        12
Assumed treasury shares
purchased                       (17)        (7)       (14)       (7)
Dilutive potential common
shares                           14          5         12         5

Denominator for diluted
earnings per share adjusted
weighted-average shares         164        155        161       159

Basic earnings per share from
continuing operations before
extraordinary loss            $ 2.14    $ 1.42     $ 4.89    $ 2.90

Diluted earnings per share
from continuing operations
before extraordinary loss     $ 1.96    $ 1.38     $ 4.55    $ 2.81

10.Financial Accounting Standards Board Statement of  Financial
  Accounting   Standards   No.   133,  "Accounting   for   Derivative
  Instruments and Hedging Activities" (SFAS 133), as amended, is required to be adopted in fiscal years beginning after June 15,
  2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt SFAS 133 in the first quarter of fiscal year 2001. The
  Company is currently evaluating the impact of SFAS 133 on the Company's financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2000 and 1999

Summary AMR's income from continuing operations before extraordinary loss during the third quarter of 2000 was $322 million, or $1.96 per common share diluted, as compared to $213 million, or $1.38 per common share diluted, for the same period in 1999. AMR's operating income of $572 million increased $146 million compared to the same period in 1999. AMR's third quarter 2000 results from continuing operations include the effect of a labor disruption at one of the Company's major competitors which positively impacted the Company's net earnings by an estimated $0.22 to $0.28 per common share diluted.

The Company's revenues increased $561 million, or 11.9 percent, in the third quarter of 2000 versus the same period last year. American's passenger revenues increased by 12.4 percent, or $485 million, compared to the third quarter of 1999. American's yield (the average amount one passenger pays to fly one mile) of 13.88 cents increased by 7.9 percent compared to the same period in 1999. Domestic yields increased 7.9 percent from the third quarter of 1999. International yields increased 8.1 percent, reflecting an increase of
13.3 percent, 4.8 percent and 4.5 percent in Europe, Latin American and Pacific yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, a favorable pricing climate, and a labor disruption at one of the Company's major competitors which positively impacted the Company's revenues by approximately $80 million to $100 million.

American's  traffic or revenue passenger miles (RPMs)  increased  4.2 percent to 31.6 billion miles for the quarter ended September 30, 2000. American's capacity or available seat miles (ASMs) decreased
2.0 percent to 41.4 billion miles in the third quarter of 2000. American's domestic traffic increased 3.3 percent on a capacity decrease of 3.4 percent and international traffic increased 5.9 percent on capacity increases of 1.1 percent. The decrease in domestic capacity was due primarily to the Company's "More Room Throughout Coach" initiative. The increase in international traffic was driven by an 8.7 percent increase in traffic to Europe on capacity growth of 4.6 percent, a 7.1 percent increase in traffic to the Pacific on a capacity increase of 0.4 percent and a 2.9 percent increase in traffic to Latin America on a capacity decrease of 1.8 percent.

American Eagle's passenger revenues increased 10.8 percent, or $38 million. American Eagle's traffic increased to 1.0 billion RPMs, up
10.3 percent, while capacity increased to 1.6 billion ASMs, or 8.6 percent, in the third quarter of 2000.

Cargo revenues increased $23 million, or 14.4 percent, due primarily to a fuel surcharge implemented in February 2000, the Company's increase in cargo capacity from the addition of new aircraft in late 1999 and 2000, and a labor disruption at one of the Company's major competitors.

The Company's operating expenses increased 9.7 percent, or $415 million. American's cost per ASM increased 11.9 percent to 10.31 cents. Wages, salaries and benefits increased 12.3 percent, or $188 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase of approximately $75 million in the provision for profit-sharing. Aircraft fuel expense increased 42.1 percent, or $192 million, due to a 38.3 percent increase in the Company's average price per gallon and a 2.7 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $159 million recognized during the third quarter of 2000 related to the Company's fuel hedging program. Depreciation and amortization expense increased $31 million, or 11.2 percent, due primarily to the addition of new aircraft. Commissions to agents decreased 15.3 percent, or $48 million, despite an increase of approximately 12.3 percent in passenger revenues, due primarily to the benefit from the international base commission structure changes implemented in
October 1999 and January 2000, respectively, and a decrease in commissionable transactions.

Interest income increased $21 million due primarily to higher investment balances. Interest expense increased $11 million, or 10.2 percent, due to an increase in the average outstanding long-term debt balance in 2000. Interest capitalized increased 33.3 percent, or $9 million, due primarily to an increase in purchase deposits for flight equipment.

OPERATING STATISTICS
                                                Three Months Ended
                                                   September 30,
                                                2000          1999
American Airlines
    Revenue passenger miles (millions)         31,584       30,325
    Available seat miles (millions)            41,418       42,245
    Cargo ton miles (millions)                    576          541
    Passenger load factor                        76.3%        71.8%
    Breakeven load factor                        65.4%        63.3%
    Passenger revenue yield per
    passenger mile (cents)                      13.88        12.86
    Passenger revenue per available
    seat mile (cents)                           10.59         9.23
    Cargo revenue yield per ton mile (cents)    31.60        29.22
    Operating expenses per available
    seat mile (cents)                           10.31         9.21
    Fuel consumption (gallons, in millions)       796          780
    Fuel price per gallon (cents)                77.3         55.9
    Fuel price per gallon, excluding
    fuel taxes (cents)                           71.7         51.0
    Operating aircraft at period-end              720          701

AMR Eagle
    Revenue passenger miles (millions)            998          905
    Available seat miles (millions)             1,631        1,502
    Passenger load factor                        61.2%        60.2%
    Operating aircraft at period-end              270          268

Operating aircraft at September 30, 2000 included:

 American         Airlines            AMR Eagle Aircraft:
 Aircraft:
Airbus A300-600R            35        ATR 42                     31
Boeing 727-200              63        Embraer 135                26
Boeing 737-800              45        Embraer 145                50
Boeing 757-200             102        Super ATR                  43
Boeing 767-200               8        Saab 340                   95
Boeing 767-200 Extended               Saab 340B Plus             25
 Range                      22
Boeing 767-300 Extended                Total                    270
 Range                      49
Boeing 777-200IGW           24
Fokker 100                  75
McDonnell Douglas DC-10-10   3
McDonnell Douglas DC-10-30   5
McDonnell Douglas MD-11      8
McDonnell Douglas MD-80    276
McDonnell Douglas MD-90      5
 Total                     720

Average aircraft age is 10.8 years for American's aircraft and 6.4 years for AMR Eagle aircraft.

For the Nine Months Ended September 30, 2000 and 1999

Summary AMR's income from continuing operations before extraordinary loss for the nine months ended September 30, 2000 was $732 million, or $4.55 per common share diluted. This compares with income from continuing operations of $446 million, or $2.81 per common share diluted, for the same period in 1999. AMR's operating income of $1.3 billion increased 46.8 percent, or $415 million, compared to the same period in 1999. AMR's 2000 results from continuing operations include the effect of a labor disruption at one of the Company's major competitors which positively impacted the Company's net earnings by an estimated $0.22 to $0.28 per common share diluted and an approximate $36 million after-tax gain, or $0.22 per common share diluted, related to the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated
(priceline) common stock. AMR's 1999 results from continuing operations include a labor disagreement that disrupted the Company's operations and negatively impacted the Company's 1999 net earnings by an estimated $140 million, or $0.87 per common share diluted, partially offset by an approximate $19 million after-tax gain, or $0.12 per common share diluted, related to the sale of a portion of American's holdings in Equant, N.V. (Equant).

The Company's revenues increased approximately $1.6 billion, or 12.1 percent, during the first nine months of 2000 versus the same period last year. American's passenger revenues increased by 12.5 percent, or approximately $1.4 billion. American's yield of 13.86 cents increased by 6.8 percent compared to the same period in 1999. Domestic yields increased 6.6 percent from the first nine months of 1999. International yields increased 7.5 percent, reflecting an increase of 12.0 percent, 10.4 percent and 4.8 percent in Pacific, Europe and Latin American yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, a favorable pricing climate, and a labor disruption at one of the Company's major competitors which positively impacted the Company's revenues by approximately $80 million to $100 million. The first quarter of 1999 includes a schedule disruption which negatively impacted the Company's operations.

American's traffic or revenue passenger miles (RPMs) increased 5.4 percent to 89.1 billion miles for the nine months ended September 30, 2000. American's capacity or available seat miles (ASMs) increased
1.0 percent to 121.5 billion miles in the first nine months of 2000. American's domestic traffic increased 4.2 percent on a capacity decrease of 0.5 percent and international traffic increased 7.8 percent on capacity increases of 4.2 percent. The decrease in domestic capacity was due primarily to the Company's "More Room Throughout Coach" initiative. The increase in international traffic was driven by a 12.7 percent increase in traffic to the Pacific on capacity growth of 3.5 percent, a 10.1 percent increase in traffic to Europe on a capacity increase of 7.9 percent and a 4.6 percent increase  in  traffic  to  Latin America on capacity  growth  of  1.4 percent.

American Eagle's passenger revenues increased 13.8 percent, or $133 million. American Eagle's traffic increased to 2.8 billion RPMs, up
13.1 percent, while capacity increased to 4.7 billion ASMs, or 13.4 percent, in the first nine months of 2000.

Cargo revenues increased $61 million, or 13.0 percent, due primarily to a fuel surcharge implemented in February 2000, the Company's increase in cargo capacity from the addition of new aircraft in late 1999 and 2000, and a labor disruption at one of the Company's major competitors.

The Company's operating expenses increased 9.6 percent, or approximately $1.2 billion. American's cost per ASM increased by 8.4 percent to 10.17 cents. Wages, salaries and benefits increased $451 million, or 9.9 percent, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase of approximately $114 million in the provision for profit-sharing. Aircraft fuel expense increased 45.0 percent, or $549 million, due to a 39.7 percent increase in the Company's average price per gallon and a 4.1 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $391 million recognized during the nine months ended September 30, 2000 related to the Company's fuel hedging program. Depreciation and amortization expense increased $92 million, or 11.5 percent, due primarily to the addition of new aircraft.

Maintenance, materials and repairs expense increased 10.5 percent, or $78 million, due primarily to an increase in airframe and engine maintenance volumes at the Company's maintenance bases and an approximate $17 million one-time credit the Company received in the second quarter of 1999. Commissions to agents decreased 11.6 percent, or $104 million, despite an increase of approximately 12.6 percent in passenger revenues, due primarily to the benefit from the international base commission structure changes implemented in
October 1999 and January 2000, respectively, and a decrease in commissionable transactions.

Interest income increased 74.2 percent, or $46 million, due primarily to higher investment balances. Interest expense increased $58 million, or 19.7 percent, due to an increase in the average outstanding long-term debt balance in 2000. Interest capitalized increased 23.6 percent, or $21 million, due to an increase in purchase deposits for flight equipment. Miscellaneous - net increased $23 million due primarily to the gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000, which resulted in a $57 million gain. In the first quarter of 1999, the Company recorded an approximate $31 million gain on the sale of a portion of the Company's interest in Equant.

OPERATING STATISTICS
                                          Nine Months Ended September 30,
                                                 2000         1999
American Airlines
    Revenue passenger miles (millions)          89,055       84,522
    Available seat miles (millions)            121,533      120,354
    Cargo ton miles (millions)                   1,693        1,483
    Passenger load factor                         73.3%        70.2%
    Breakeven load factor                         64.9%        64.3%
    Passenger  revenue yield  per passenger
    mile (cents)                                 13.86        12.98
    Passenger revenue per available seat
    mile (cents)                                 10.15         9.12
    Cargo revenue yield per ton mile (cents)     31.00        31.21
    Operating  expenses per  available
    seat mile (cents)                            10.17         9.38
    Fuel consumption (gallons, in millions)      2,285        2,212
    Fuel price per gallon (cents)                73.6          52.7
    Fuel price per gallon, excluding
    fuel taxes (cents)                           68.2          48.1
    Operating aircraft at period-end              720           701

AMR Eagle
    Revenue passenger miles (millions)         2,822          2,496
    Available seat miles (millions)            4,691          4,135
    Passenger load factor                       60.1%          60.4%
    Operating aircraft at period-end             270            268

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the nine-month period ended September 30, 2000 was $2.7 billion, an increase of $886 million over the same period in 1999. This increase resulted primarily from an increase in the air traffic liability due to higher advanced sales and an increase in income from continuing operations. Capital expenditures for the first nine months of 2000 were $2.8 billion, and included the acquisition of 13 Boeing 777-200IGWs, 21 Boeing 737-800s, 17 Embraer 135 aircraft and five Embraer 145 aircraft. These capital expenditures were financed with internally generated cash and the $559 million of cash received from the Sabre dividend, except for the Embraer aircraft acquisitions which were funded through secured debt agreements.

  As of October 2, 2000, the Company had commitments to acquire the following aircraft: 67 Boeing 737-800s, 21 Boeing 777-200IGWs, 20 Boeing 757-200s, 153 Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of these aircraft extend through 2006. Payments for these aircraft will approximate $600 million during the remainder of 2000, $2.5 billion in 2001, $1.25 billion in 2002 and an aggregate of approximately $1.7 billion in 2003 through 2006. The Company expects to fund these capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon market conditions and the Company's evolving view of its long-term needs.

  During the third quarter of 2000, AMR repurchased prior to scheduled maturity approximately $167 million in face value of long-term debt. Cash from operations provided the funding for the repurchases.

OTHER INFORMATION

Dallas Love Field

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright
Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas, and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the agreement of the cities, Congress amended the Wright Amendment by
(i) adding three states (Kansas, Mississippi, and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or fewer.

  From October 1997 through May 2000, American, the cities of Fort Worth and Dallas, and other parties were involved in litigation regarding flight restrictions at Love Field. On May 1, 2000, American commenced service from Love Field to Chicago and Los Angeles using Fokker 100 aircraft reconfigured to hold 56 seats. These flights depart from terminal space leased from Continental Express on a short-term basis. On August 31, 2000, American commenced service from Love Field to New York's LaGuardia airport using the same facilities. American is seeking long-term facilities at Love Field from the City of Dallas for its Love Field operations. Consultants for the City of Dallas are drafting a master plan for Love Field and expect to make recommendations to the City of Dallas by the end of November 2000. As a result of the foregoing, an increase in operations at Love Field and/or the inability of American to obtain adequate facilities to compete effectively at Love Field could adversely impact American's business.

Industry Consolidation

Two competitors of the Company, UAL Corporation and US Airways Group, Inc., recently announced that they have entered into a definitive merger agreement. The Company is considering its strategic response to the possibility of industry consolidation, and from time to time is engaged in discussions with other carriers regarding potential significant business combinations and acquisitions of assets. To date these discussions have not resulted in a definitive agreement between the Company and any other carrier to enter into such a business combination or asset acquisition; however, there can be no assurance that the Company will not enter into such a transaction in the future. If any significant airline industry consolidation were to occur, including any business combination involving the Company or significant asset acquisition by the Company, the financial condition and prospects of the Company or the resulting corporation could be materially different from those of the Company currently.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 except as discussed below.

   Based on projected fuel usage for the next twelve months, a hypothetical 10 percent increase in the September 29, 2000 cost per gallon of fuel would result in an increase to American's aircraft fuel expense of approximately $192 million for the next twelve months, net of fuel hedge instruments outstanding at September 30, 2000. The change in market risk from December 31, 1999 is due primarily to the increase in fuel prices. As of September 30, 2000, the Company has hedged approximately 70 percent of its remaining 2000 fuel
requirements   and  approximately  35  percent  of   its   2001   fuel
requirements.

  During 2000, the Company terminated interest rate swap agreements on notional amounts of approximately $425 million which had effectively converted a portion of its fixed-rate obligations to floating-rate obligations. The cost of terminating these interest rate swap agreements was not material and the impact of the termination of these interest rate swap agreements on the Company's interest rate market risk was not significant.

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

   As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys fees and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. On September 28, 2000, the court heard arguments from a number of class members who are objecting to various terms of the settlement. The court did not rule on the merits of any objections, and therefore has not yet decided whether it will finally approve the settlement agreement.

   On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff appealed and on March 30, 2000, the Texas Court of Appeals in Austin affirmed the granting of defendants' motion for summary judgment. On August 17, 2000, the Texas Supreme Court denied the plaintiff's petition for review.

                                PART II

   On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by a labor disagreement that disrupted operations in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Although American was named as a defendant, plaintiffs were not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant because American has a $45.5 million judgment against the APA, the value of which is believed to exceed the APA's total assets. The APA moved to dismiss all claims alleged against it, and on September 26, 2000, the court dismissed all of the Plaintiffs' claims against the APA. In so doing, however, the court refused to dismiss certain state law claims with prejudice, but instead concluded that these state law claims were not preempted by federal law and could proceed in a state court. On October 3, 2000, Plaintiffs filed a complaint in Texas state court against the APA. In the complaints, Plaintiffs allege that in the event the APA does not have enough assets to satisfy American's $45.5 million judgment and any judgment the Plaintiffs' recover, any judgment in their case should be considered equal to or superior to American's interest in the $45.5 million judgment against the APA. American intends to vigorously defend all claims against it in this action.

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

   On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. The case has been set for trial on May 22, 2001. American intends to defend the lawsuit vigorously.

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

                                PART II

   On March 1, 2000, American was served with a federal grand jury subpoena calling for American to produce documents relating to de-icing operations at DFW since 1992. American has produced documents to the grand jury, but is not able at this time to determine either the full scope of the grand jury's investigation or American's role in the investigation. American intends to cooperate fully with the government's investigation.


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2000 and 1999.

27.1  Financial Data Schedule as of September 30, 2000.

27.2  Restated Financial Data Schedule as of September 30, 1999.


    On July 20, 2000, AMR filed a report on Form 8-K relative to a press release issued to report the Company's second quarter 2000 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  October 26, 2000        BY: /s/  Thomas W. Horton
                               Thomas W. Horton
                               Senior  Vice President and Chief
                               Financial Officer

                                                            Exhibit 12
                            AMR CORPORATION
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                       2000     1999      2000     1999
Earnings:
Earnings from continuing
 operations before income taxes
 and extraordinary loss                $525      $357     $1,204    $757

 Add: Total fixed charges
      (per below)                       327       323        986     933

 Less:  Interest capitalized             36        27        110      89
    Total earnings                     $816      $653     $2,080  $1,601

 Fixed charges:
 Interest, including interest
  capitalized                          $114      $105     $ 340    $ 288

 Portion of rental expense
 representative of the
 interest factor                        208       215       633      637

 Amortization of debt expense             5         3        13        8
    Total fixed charges                $327      $323      $986     $933

 Ratio of earnings to fixed charges    2.50      2.02      2.11     1.72