Form 10-K405
period 2000-12-31
AMR CORP
filed 2001-03-22
CIK 6201

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For fiscal year ended December 31, 2000.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


Commission file number 1-8400.
                       ------

                                 AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    75-1825172
---------------------------------          -------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

       4333 Amon Carter Blvd.
          Fort Worth, Texas                               76155
---------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (817) 963-1234
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                  Name of exchange on which registered
---------------------------------------    -------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001, was approximately $5,190,797,127. As of March 16, 2001, 153,619,329 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2001.

================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's operations fall almost entirely in the airline industry. AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934. American is one of the largest scheduled passenger airlines in the world. At the end of 2000, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

       In addition, AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as "American Eagle" -- American Eagle Airlines, Inc. and Executive Airlines, Inc. Business Express, Inc. was merged into American Eagle Airlines, Inc. in December 2000. The American Eagle carriers provide connecting service from eight of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

       AMR Investment Services, Inc., a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of AMR's defined benefit and defined contribution plans, as well as its fixed income investments. It serves as manager of the American AAdvantage Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services. As of December 31, 2000, AMR Investment Services was responsible for management of approximately $22.9 billion in assets, including direct management of approximately $10.5 billion in short-term fixed income investments.

       Effective after the close of business on March 15, 2000, AMR distributed
0.722652 shares of Sabre Holdings Corporation (Sabre) Class A Common Stock for each share of AMR stock owned by AMR's shareholders, thus distributing its entire ownership interest in Sabre. As such, Sabre has been treated as a discontinued operation in Item 6 - Selected Consolidated Financial Data, Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements. In addition, the discussion in the other Items of this Form 10-K relates primarily to American and AMR Eagle.

       On January 10, 2001, the Company announced three transactions that are expected to substantially increase the scope of its existing network. First, the Company announced that it had agreed to purchase substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $500 million in cash and to assume approximately $3.5 billion of TWA's obligations. The Company's agreement with TWA contemplated that TWA would file for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and conduct an auction of its assets under the auspices of the Bankruptcy Court. During the auction, other credible offers would compete with the Company's offer. TWA filed for bankruptcy protection on January 10, 2001. In conjunction therewith, the Company also agreed to provide TWA with up to $200 million in debtor-in-possession financing to facilitate TWA's ability to maintain its operations until the completion of this transaction. The amount available under this facility was later increased to $330 million. As of March 19, 2001, approximately $289 million had been provided via the debtor-in-possession financing.

       The auction of TWA's assets was commenced on March 5, 2001, and recessed to March 7, 2001. During the recess, the Company increased its cash bid to $625 million and agreed to leave in the TWA estate certain aircraft security deposits, advance rental payments and rental rebates that were estimated to bring approximately $117 million of value to TWA. The Company expects that the increase in the Company's bid will be more than offset, however, by the benefit to the Company of the reductions in rental rates the Company has negotiated with TWA's aircraft lessors. On March 7, 2001, TWA's board selected the Company's bid as the "highest and best" offer, and on March 12, 2001, the U.S. Bankruptcy Court, District of Delaware, entered an order approving the sale of TWA's assets to the Company. Consummation of the transaction is subject to several contingencies, including the waiver by TWA's unions of certain provisions of their collective bargaining agreements. The approval of the U.S. Department of Justice (DOJ) was obtained on March 16, 2001. Certain parties have filed appeals of the Bankruptcy Court's sale order, and have sought a stay of the transaction, pending the appeals. A provision of the Bankruptcy Code will permit the Company to close the transaction, despite pending appeals, unless a stay is granted. If a stay is granted, the Company would anticipate that the appeal process would be expedited. Upon the closing of the transaction, TWA will be integrated into American's operations with a continued hub operation in St. Louis.

       Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger. Also, the acquisition of aircraft is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

       Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport
(DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways.

       As a result of the above transactions, and for several other reasons, American and American Eagle have initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review could result in an impairment charge to be taken by the Company in 2001. The size of any resulting 2001 charge is not presently known, but may be significant.

COMPETITION

Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami and San Juan, Puerto Rico. Delta Air Lines and United Airlines also have hub operations at DFW and Chicago O'Hare, respectively.

       The American Eagle carriers increase the number of markets the Company serves by providing connections to American at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, DFW, Chicago, Miami, San Juan, Los Angeles and New York's LaGuardia and John F. Kennedy International Airports. American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs.

       In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. The Company's operating revenues from foreign operations were approximately $5.8 billion in 2000, $5.2 billion in 1999 and $5.3 billion in 1998. Additional information about the Company's foreign operations is included in Note 13 to the consolidated financial statements.

       The domestic airline industry is fiercely competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, major domestic airline including: Alaska Airlines, America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, TWA, United, US Airways and their affiliated regional carriers. Competition is even greater between cities that require a connection, where as many as nine airlines may compete via their respective hubs. The Company also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. In addition, on all of its routes, pricing decisions are affected, in part, by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels.

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

       The growing use of electronic distribution systems provides the Company with an ever-increasing ability to lower its distribution costs. The Company continues to expand the capabilities of its Internet website - AA.com - and the use of electronic ticketing throughout the Company's network. In addition, the Company has entered into various agreements with several Internet travel providers, including Travelocity.com, Expedia, priceline.com and Hotwire. The base commission for sales through Internet travel providers is significantly lower than traditional travel agencies.

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

       The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments, which own and subsidize some of American's foreign competitors, limit U.S. carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other airlines. American currently has code-sharing programs with Aer Lingus, Air Pacific, Alaska Airlines, Asiana Airlines, China Eastern Airlines, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LanChile, LOT Polish Airlines, Qantas Airways, Sabena, SNCF, Swissair, TACA Group, the TAM Group, TAP Air Portugal, Thalys and Turkish Airlines. American Eagle also has code-sharing programs with Continental Airlines, Northwest Airlines, TWA and Midwest Express, in addition to code-sharing with some of American's code-share partners. Certain of these relationships also include reciprocity between American and the other airlines' frequent flyer programs. In addition, the Company expects to implement or expand alliances with other international carriers, including British Airways, Cathay Pacific Airways,

China Eastern Airlines and Qantas New Zealand, pending regulatory approval. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other international carriers.

       In February 1999, American, British Airways, Canadian Airlines International Limited (Canadian), Cathay Pacific Airways and Qantas Airways formed the global alliance ONEworld(TM). In September 1999, these five founding members were joined by Finnair and Iberia. Also, in June 2000, Aer Lingus and LanChile joined the ONEworld alliance. The ONEworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities. Following the acquisition of Canadian by Air Canada, Canadian terminated its membership in ONEworld in June 2000.

       The Company believes that it has several advantages relative to its competition. Its fleet is efficient and quiet, and is one of the youngest fleets in the U.S. airline industry. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, its More Room Throughout Coach program and its superior service also give it a competitive advantage to its competition.

REGULATION

GENERAL The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. The DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

       The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. As part of that oversight, the FAA has implemented a number of requirements that American is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, the installation of upgraded digital flight data recorders, enhanced ground proximity warning systems, cargo compartment smoke detection and fire suppression systems, McDonnell Douglas MD 80 metal-mylar insulation replacement, and required inspections of General Electric compressor spools. Based on its current implementation schedule, American expects to be in compliance with the applicable requirements within the required time periods.

       The DOJ has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent American continues to increase its alliances with international carriers, American may be subject to certain regulations of foreign agencies.

      In April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. In January 2001, following a multi-year investigation and public docket concerning competition between major carriers and new entrant carriers, the DOT restated its concerns with competitive practices in the industry, but declined to issue specific competitive guidelines. In its statement of findings and conclusions, the DOT reiterated its view that it had both the authority and the obligation to prevent what it considers to be unfair competitive practices in the industry, and indicated its intent to pursue enforcement actions on a case-by-case basis. To the extent that future DOT enforcement actions either directly or indirectly impose restrictions upon American's ability to respond to competitors, American's business may be adversely impacted.

       As described in Item 3. Legal Proceedings, the Antitrust Division of the DOJ and several purported classes of private parties are pursuing litigation alleging that American violated federal antitrust laws when competing with new carriers. Although the Company believes that the litigation is without merit, adverse court decisions could impose restrictions on American's ability to respond to competitors, and American's business may be adversely impacted.

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

       Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been discussed in various legislatures (including the Congress). This legislation could, if enacted, (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. Effective December 15, 1999, the Company, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to (i) lowest fare availability, (ii) delays, cancellations, and diversion events, (iii) baggage delivery and liability, (iv) guaranteed fares, (v) ticket refunds, (vi) accommodation of customers with special needs, (vii) essential customer needs during extraordinary delays,
(viii) flight oversales, (ix) Frequent Flyer Program - AAdvantage, (x) other travel policies, (xi) service with domestic code share partners, and (xii) handling of customer issues. In February 2001, the DOT Inspector General issued a report on the various carriers' performance of their Customer Service Plans. The report included a number of recommendations which could limit American's flexibility with respect to various operational practices. In February 2001, a bill proposing an "Airline Customer Service Improvement Act" was introduced in the United States Senate. In addition, other items of legislation have been introduced that would limit hub concentration, reallocate slots at certain airports and impose higher landing fees at certain hours. To the extent legislation is enacted that would inhibit American's flexibility with respect to fares, its revenue management system, its operations or other aspects of its customer service operations, American's financial results could be adversely affected.

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

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington Reagan, Chicago O'Hare and Newark airports as high-density traffic airports. Newark was subsequently removed from the high-density airport classification. The high-density rule (HDR) limits the number of Instrument Flight Rule (IFR) operations - take-offs and landings - permitted per hour and requires that a slot support each operation. In April 2000, legislation was signed to (i) eliminate slot restrictions at New York's John F. Kennedy and LaGuardia airports in 2007, (ii) shrink Chicago O'Hare's slot day from 0645 - 2114 hours to 1445 - 2014 hours starting July 2001, and
(iii) eliminate Chicago O'Hare slots in July 2002. The Company does not expect the elimination of slot restrictions to have a material adverse impact on the Company's operations and its financial condition or result of operations.

       Pursuant to the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act), slot restrictions were lifted for service to/from LaGuardia and certain cities classified as small and non-hub airports (new service cities). This increase in service is to be operated by regional jets. As a consequence, the Company and other carriers increased their service at LaGuardia to the new service cities. In December 2000, the DOT held a lottery for LaGuardia slots for service to the new service cities in order to ease congestion at the airport. The congestion was a direct result of the growth of Air 21 Act slot operations. While the Company has scaled back its service to the new service cities to/from LaGuardia, it is not anticipated that this reduction will have a material impact on the Company's operations and its financial condition or result of operations.

       At December 31, 2000, the net book value of the Company's slots at New York John F. Kennedy, New York LaGuardia and Chicago O'Hare airports was approximately $183 million. Currently, the FAA permits the purchasing, selling, leasing or transferring of slots except those slots designated as international, essential air service or Air 21 Act. Trading of any slot is permitted subject to certain parameters. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

       Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that the Company will be able to obtain slots for these purposes in the future because, among other factors, domestic slot allocations are subject to changes in government policies.

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

       The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on aircraft. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

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

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues and other cost recovery methods. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the PRPs are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

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

       AMR does not expect these matters, individually or collectively, to have a material impact on its financial position, results of operations or liquidity.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented approximately 37 percent of AMR's consolidated operating expenses for the year ended December 31, 2000.

       The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling off" period commences. During that period, a Presidential Emergency Board (PEB) may be established, which examines the parties' positions and recommends a solution. The PEB process lasts for 30 days and is followed by a "cooling off" period of 30 days. At the end of a "cooling off" period, the labor organization may strike and the airline may resort to "self-help", including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

         American's contract with the Association of Professional Flight Attendants (APFA) became amendable on November 1, 1998. The parties reached a tentative agreement in mid-1999 which the APFA membership did not ratify. Negotiations between American and the APFA continue with the assistance of a mediator appointed by the NMB. Those mediated negotiations will continue in April 2001. At the request of the NMB, the parties have agreed to a blackout of communications concerning the substance of the talks for the time being.

         American's agreement with the Transport Workers Union (TWU) became amendable on March 1, 2001. American and the TWU have been negotiating changes to the agreement for several months. In response to the formal opening of negotiations between the parties on February 27, 2001, certain members of the TWU engaged in an illegal work action at New York's John F. Kennedy airport and, to a lesser extent, New York LaGuardia. This illegal work action adversely impacted American's operations. On March 1, 2001, American obtained a temporary restraining order against the illegal work action, and subsequently operations at those airports returned to normal. On March 13, 2001, the U.S. District Court, Southern District of New York, refused to issue a preliminary injunction against the TWU, but cautioned the parties that adherence to the law to avoid unlawful service interruptions was required.

       In 1997, American reached an agreement with the members of the Allied Pilots Association (APA). The agreement becomes amendable August 31, 2001.

       The Air Line Pilots Association (ALPA), which represents AMR Eagle pilots, reached agreement with AMR Eagle effective September 1, 1997, to have all of the pilots of the Eagle carriers covered by a single collective bargaining agreement. This agreement lasts until October 31, 2013. The parties have the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, they also agreed that the issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). ALPA and AMR Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. They are awaiting the decisions of the arbitrators.

       The Association of Flight Attendants (AFA), which represents the flight attendants of the Eagle carriers, reached agreement with AMR Eagle effective March 2, 1998, to have all flight attendants of the AMR Eagle carriers covered by a single contract. The agreement becomes amendable on September 2, 2002. However, the parties have agreed to commence negotiations over amendments to the agreement in March, 2001. The other union employees at the AMR Eagle carriers are covered by separate agreements with the TWU which were effective April 28, 1998, and are amendable April 28, 2003.

         With respect to the series of transactions described on pages 1 and 2 involving TWA, United/US Airways and DC Air, certain aspects of those transactions are dependent upon the resolution of matters with the unions representing the affected employees. The transaction with TWA requires, among other things, that TWA's unions agree to waive certain provisions of their current collective bargaining agreements as a condition to American's purchase of the TWA assets. The DC Air transaction contemplates that American's flight attendants and pilots would crew the aircraft involved in the wet lease arrangement. The APA filed a grievance on March 13, 2001 seeking to arbitrate whether the DC Air transaction would violate certain provisions of the collective bargaining agreement between American and the APA. Finally, the union representing American's pilots will need to resolve seniority integration issues concerning US Airways pilots in conjunction with the aircraft asset transfer from United/US Airways to American.

FUEL

The Company's operations are significantly affected by the availability and price of jet fuel. The Company's fuel costs and consumption for the years 1998 through 2000 were:

                                                                 Average
                                                                Cost Per
                                                                  Gallon,     Percent of
             Gallons                          Average Cost      Excluding        AMR's
            Consumed           Total Cost      Per Gallon       Fuel Taxes     Operating
Year      (in millions)      (in millions)     (in cents)       (in cents)     Expenses
----      -------------      -------------     ----------       ----------    ----------
1998          2,922             $1,604             54.9             50.2         10.3
1999          3,084              1,696             55.0             50.4         10.2
2000          3,197              2,495             78.1             72.8         13.6

       The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into fuel swap and option contracts to protect against increases in jet fuel prices, which has had the effect of dampening the Company's average cost per gallon. During 2000, the Company's fuel hedging program reduced the Company's fuel expense by approximately $545 million. To reduce the impact of potential continuing fuel price increases in 2001, the Company has hedged approximately 40 percent of its 2001 fuel requirements as of December 31, 2000. Based on projected fuel usage, the Company estimates that a 10 percent increase in the price per gallon of fuel would result in an increase to aircraft fuel expense of approximately $194 million in 2001, net of fuel hedge instruments outstanding at December 31, 2000. The above analysis excludes any impact of the proposed transactions discussed on pages 1 and 2. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

       While the Company does not anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, the Company's business would be adversely affected.

       Additional information regarding the Company's fuel program is included in the Outlook for 2001, Item 7(A) - Quantitative and Qualitative Disclosures about Market Risk, and in Note 6 to the consolidated financial statements.

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

       American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. American defers the portion of revenues received from companies participating in the AAdvantage program related to the sale of mileage credits and recognizes such revenues over a period approximating the period during which the mileage credits are used. The remaining portion of the revenue is recognized upon receipt as the related services have been provided.

         At December 31, 2000 and 1999, American estimated that approximately
6.5 million and 5.4 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American or other participating airlines and deferred revenues for mileage credits sold to others participating in the program was $976 million and $827 million, representing 14.0 percent and 14.1 percent of AMR's total current liabilities, at December 31, 2000 and 1999, respectively.

       The estimated number of free travel awards used for travel on American was 2.8 million in 2000, 2.7 million in 1999 and 2.3 million in 1998, representing 9.2 percent of total revenue passenger miles in 2000, 9.3 percent in 1999 and 8.8 percent in 1998. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2000 is included in Note 14 to the consolidated financial statements.

       No material part of the business of AMR and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company's largest few customers would not have a materially adverse effect upon AMR.

INSURANCE The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft, in amounts which, in the opinion of management, are adequate.

OTHER GOVERNMENT MATTERS In time of war or during an unlimited national emergency or civil defense emergency, American and other major air carriers may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet program.

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American and AMR Eagle at December 31, 2000, included:

                                                                                                                      Weighted
                                                                                                                       Average
                                      Current Seating                       Capital       Operating                       Age
       Equipment Type                   Capacity(1)          Owned          Leased         Leased          Total        (Years)
-----------------------------        ----------------        -----          -------       ---------        -----      ---------
AMERICAN AIRCRAFT
Airbus A300-600R                        192/250/251             10             --             25              35             11
Boeing 727-200                              138                 55              5             --              60             24
Boeing 737-800(2)                           134                 51             --             --              51              1
Boeing 757-200                              176                 58             13             31             102              8
Boeing 767-200                              165                  8             --             --               8             18
Boeing 767-200 Extended Range               158                  9             13             --              22             14
Boeing 767-300 Extended Range           190/207/228             32              7             10              49              8
Boeing 777-200 Extended Range         230/237/252/254           27             --             --              27              1
Fokker 100                                 56/87                66              5              4              75              8
McDonnell Douglas MD-11                     238                  7             --             --               7              8
McDonnell Douglas MD-80               112/125/127/129          128             22            126             276             13
McDonnell Douglas MD-90                     135                  -             --              5               5              4
                                                             -----          -----          -----           -----          -----
   Total                                                       451             65            201             717             11
                                                             =====          =====          =====           =====          =====
AMR EAGLE AIRCRAFT
ATR 42                                       46                 20             --             11              31             10
Embraer 135                                  37                 33             --             --              33              1
Embraer 145                                  50                 50             --             --              50              2
Super ATR                                  64/66                40             --              3              43              6
Saab 340                                     34                 22             57             --              79              9
Saab 340B Plus                               34                  -             --             25              25              5
                                                             -----          -----          -----           -----          -----
   Total                                                       165             57             39             261              6
                                                             =====          =====          =====           =====          =====

(1) American's current seating capacity includes the effect of aircraft reconfigured under the Company's More Room Throughout Coach program.

(2)    The Boeing 727-200 fleet will be removed from service by the end of 2003.

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 4 to the consolidated financial statements.

       The Company has agreed to sell its McDonnell Douglas MD-11 aircraft to FedEx Corporation (FedEx). The remaining seven MD-11 aircraft will be removed from service by December 31, 2001 and delivered to FedEx in 2001 and 2002.

       Lease expirations for the leased aircraft included in the preceding table as of December 31, 2000, were:

                                                                                     2006
                                                                                     and
Equipment Type                         2001     2002     2003     2004     2005   Thereafter
--------------                         ----     ----     ----     ----     ----   ----------
AMERICAN AIRCRAFT
Airbus A300-600R                         --       --       --       --       --       25
Boeing 727-200                           --        2        3       --       --       --
Boeing 757-200                            2        2       --        3       --       37
Boeing 767-200 Extended Range            --       --       --       --       --       13
Boeing 767-300 Extended Range            --        1       --       --        4       12
Fokker 100                                2        3       --       --       --        4
McDonnell Douglas MD-80                  11       13        5        2       14      103
McDonnell Douglas MD-90                   5       --       --       --       --       --
                                       ----     ----     ----     ----     ----     ----
                                         20       21        8        5       18      194
                                       ====     ====     ====     ====     ====     ====
AMR EAGLE AIRCRAFT
ATR 42                                    8       --        3       --       --       --
Super ATR                                 3       --       --       --       --       --
Saab 340                                 --       --       --       --       21       36
Saab 340B Plus                           --       --       --       --       --       25
                                       ----     ----     ----     ----     ----     ----
                                         11       --        3       --       21       61
                                       ====     ====     ====     ====     ====     ====

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

ITEM 3.  LEGAL PROCEEDINGS

In connection with its frequent flyer program, American was sued in several purported class action cases currently pending in the Circuit Court of Cook County, Illinois. In Wolens et al. v. American Airlines, Inc. and Tucker v. American Airlines, Inc. (hereafter, "Wolens"), plaintiffs seek money damages and attorneys' fees claiming that a change made to American's AAdvantage program in May 1988, which limited the number of seats available to participants traveling on certain awards, breached American's agreement with its AAdvantage members. (Although the Wolens complaint originally asserted several state law claims, only the plaintiffs' breach of contract claim remains after the U.S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims). In Gutterman et al. v. American Airlines, Inc. (hereafter, "Gutterman"), plaintiffs also seek money damages and attorneys' fees claiming that the February 1995 increase in the award mileage required to claim a certain AAdvantage travel award breached the agreement between American and its AAdvantage members. On June 23, 1998, the court certified the Gutterman case as a class action.

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

       As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys fees and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. On September 28, 2000 and February 23, 2001, the court heard arguments and took evidence concerning the fairness of the settlement and the request for fees by the plaintiffs' attorneys. The court has not yet finally approved the settlement agreement or the plaintiffs' fee request.

       On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) (1) breaches the Agent Reporting Agreement between American and American Eagle and plaintiffs, (2) constitutes unjust enrichment, and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. Defendants' motion to dismiss all claims is pending. American intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, adverse court decisions could impose restrictions on American's ability to respond to competitors, and American's business may be adversely impacted.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information relates to the executive officers of AMR as of December 31, 2000.

Donald J. Carty             Mr. Carty was elected Chairman, President and Chief
                            Executive Office of AMR and American in May 1998. He has been President of American since March 1995.
                            Prior to that, he served as Executive Vice President of AMR from October 1989 to March 1995. Except for two years service as President and CEO of Canadian
                            Pacific Air between March 1985 and March 1987, he has been with the Company in various finance and planning positions since 1978. Age 54.

Robert W. Baker             Mr. Baker was elected Vice Chairman of AMR and
                            American in January 2000. He served as Executive
                            Vice President - Operations of American from 1989 to
                            January 2000 and a Senior Vice President of American from 1985 to September 1989. Prior to that, he served in various management positions at American since 1968. Age 56.

Gerard J. Arpey             Mr. Arpey was elected Executive Vice President -
                            Operations of American in January 2000. He is also an Executive Vice President of AMR. Mr. Arpey served as Chief Financial Officer of AMR from 1995 through
                            2000 and Senior Vice President of American from 1992 to January 2000. Prior to that, he served in various management positions at American since 1982. Age 42.

Daniel P. Garton            Mr. Garton was elected Executive Vice President -
                            Customer Service of American in January 2000. He is also an Executive Vice President of AMR. He served as Senior Vice President - Customer Service of
                            American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to 1998. Except for two years service as Senior Vice
                            President and CFO of Continental Airlines between
                            1993 and 1995, he has been with the Company in various management positions since 1984. Age 43.

Michael W. Gunn             Mr. Gunn was elected Executive Vice President -
                            Marketing and Planning of American in January 2000.
                            He is also an Executive Vice President of AMR. He served as Senior Vice President - Marketing from
                            1985 to January 2000. Prior to that, he has served in various management positions at American since
                            1970. Age 55.

Thomas W. Horton            Mr. Horton was elected Senior Vice President and
                            Chief Financial Officer of AMR and American in
                            January 2000. Prior to that, he served as a Vice
                            President of American from 1994 to January 2000 and has served in various management positions of American since 1985. Age 39.

Anne H. McNamara            Ms. McNamara was elected Senior Vice President and
                            General Counsel in 1988. She served as Vice
                            President - Personnel Resources of American during
                            1988. She was elected Corporate Secretary of AMR in
                            1982 and of American in 1979 and held those positions through 1987. Prior to that, she served as an attorney since 1976. Age 53.

Charles D. MarLett          Mr. MarLett was elected Corporate Secretary in
                            January 1988. He joined American as an attorney in June 1984. Age 46.

       There are no family relationships among the executive officers of the Company named on the preceding page.

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

                                     PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (symbol
AMR). The approximate number of record holders of the Company's common stock at March 16, 2001 was 13,250.

       The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

                                 2000                       1999
                       -----------------------     -----------------------
                         High           Low          High           Low
                       ---------     ---------     ---------     ---------
QUARTER ENDED
March 31               $67 3/8       $30            $71 7/16      $53 3/16
June 30                 37 7/8        26 7/16        74 5/16       60 9/16
September 30            34 11/16      26 1/8         72 3/4        52 13/16
December 31             39 3/16       27 15/16       68 1/2        53 9/16

       Effective after the close of business on March 15, 2000, AMR distributed
0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. As a result of the dividend, AMR's stock price was adjusted from $60 9/16 to $25 9/16 by the New York Stock Exchange after the market close on March 15, 2000 to exclude the value of Sabre. The pre-March 15, 2000 stock prices in the above table have not been adjusted to give effect to this distribution.

       No cash dividends on common stock were declared for any period during 2000 or 1999. Payment of dividends is subject to the restrictions described in
Note 5 to the consolidated financial statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)
---------------------------------------------------------------------------------------------
                                        2000       1999       1998(2)     1997(2)     1996(2)
                                      -------     -------     -------     -------     -------
Total operating revenues              $19,703     $17,730     $17,516     $16,957     $16,249
Operating income                        1,381       1,156       1,988       1,595       1,477
Income from continuing operations
   before extraordinary loss              779         656       1,114         809         901
Net earnings                              813         985       1,314         985       1,016
Earnings per common share from
   continuing operations before
   extraordinary loss:(1)
     Basic                               5.20        4.30        6.60        4.54        5.23
     Diluted                             4.81        4.17        6.38        4.43        4.88
Net earnings per common share:(1)
     Basic                               5.43        6.46        7.78        5.52        5.90
     Diluted                             5.03        6.26        7.52        5.39        5.59
Total assets                           26,213      24,374      21,455      20,287      20,004
Long-term debt, less current
   maturities                           4,151       4,078       2,436       2,248       2,737
Obligations under capital leases,
   less current obligations             1,323       1,611       1,764       1,629       1,790
Obligation for postretirement
   benefits                             1,706       1,669       1,598       1,527       1,483


(1)  The earnings per share amounts reflect the stock split on June 9, 1998.

(2)  Restated to reflect discontinued operations.

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

RESULTS OF OPERATIONS

AMR's net earnings in 2000 were $813 million, or $5.43 per common share ($5.03 diluted). AMR's income from continuing operations before extraordinary loss in 2000 was $779 million, or $5.20 per common share ($4.81 diluted). The results for 2000 include the following special items: (i) a gain of $57 million ($36 million after tax) from the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated (priceline) common stock, (ii) a gain of approximately $41 million ($26 million after tax) from the recovery of start-up expenses from the Canadian Airlines International Limited (Canadian) services agreement, and (iii) a charge of $56 million ($35 million after tax) for the Company's employee home computer program.

       AMR's net earnings in 1999 were $985 million, or $6.46 per common share ($6.26 diluted). AMR's income from continuing operations in 1999 was $656 million, or $4.30 per common share ($4.17 diluted). A labor disagreement that disrupted operations during the first quarter of 1999 negatively impacted the Company's 1999 results by an estimated $225 million ($140 million after tax). The results for 1999 also include the following: (i) American's December 1998 acquisition of Reno Air, Inc. (Reno) and AMR Eagle's March 1999 acquisition of Business Express, Inc. (Business Express), (ii) a gain of $83 million ($64 million after tax) on the sale of AMR Services, AMR Combs and TeleService Resources, which is included in discontinued operations, (iii) a gain of approximately $213 million ($118 million after taxes and minority interest) resulting from the sale of a portion of the Company's holding in Equant N.V. (Equant), of which approximately $75 million ($47 million after tax) is included in income from continuing operations, (iv) a gain of $40 million ($25 million after tax) from the Company's sale of its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian and a $67 million tax benefit resulting from the tax loss on the Company's investment in Canadian, and (v) a charge of approximately $37 million ($25 million after tax) relating to the provision for certain litigation items.

REVENUES

2000 COMPARED TO 1999 The Company's revenues increased approximately $2.0 billion, or 11.1 percent, versus 1999. American's passenger revenues increased by 11.4 percent, or $1.7 billion. American's yield (the average amount one passenger pays to fly one mile) of 14.05 cents increased by 7.1 percent compared to 1999. For the year, domestic yields increased 7.5 percent while European, Latin American and Pacific yields increased 9.9 percent, 4.2 percent and 3.8 percent, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, a favorable pricing climate, the impact of a domestic fuel surcharge implemented in January 2000 and increased in September 2000, a labor disruption at one of the Company's competitors which positively impacted the Company's revenues by approximately $80 to $100 million, and a schedule disruption which negatively impacted the Company's operations in 1999.

       American's domestic traffic increased 2.7 percent to 78.5 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.6 percent. The decrease in domestic capacity was due primarily to the Company's More Room Throughout Coach program. (The Company's More Room Throughout Coach program reconfigures American's entire fleet to increase the seat pitch from the present industry standard of 31 and 32 inches to a predominant seat pitch of 34 and 35 inches.) International traffic grew 6.8 percent to 38.1 billion RPMs on capacity growth of 3.1 percent. The increase in international traffic was led by a 12.2 percent increase in the Pacific on capacity growth of 2.5 percent, an 8.5 percent increase in Europe on capacity growth of 6.7 percent, and a 4.1 percent increase in Latin America on capacity growth of 0.4 percent. In 2000, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       AMR Eagle's passenger revenues increased $158 million, or 12.2 percent. AMR Eagle's traffic increased to 3.7 billion RPMs, up 10.7 percent, while capacity increased to 6.3 billion ASMs, or 10.9 percent. The increase in revenues was due primarily to growth in AMR Eagle capacity aided by a strong U.S. economy, which led to strong demand for air travel, and a favorable pricing environment.

       Cargo revenues increased 12.1 percent, or $78 million, due primarily to a fuel surcharge implemented in February 2000 and increased in October 2000 and the increase in cargo capacity from the addition of 16 Boeing 777-200ER aircraft in 2000.

1999 COMPARED TO 1998 The Company's revenues increased $214 million, or 1.2 percent, versus 1998. American's passenger revenues increased by 0.1 percent, or $12 million. American's yield of 13.12 cents decreased by 2.7 percent compared to 1998. For the year, domestic yields decreased 1.1 percent, while European, Pacific and Latin American yields decreased 7.2 percent, 6.0 percent and 4.5 percent, respectively. The decrease in domestic yield was due primarily to increased capacity, the labor disagreement during the first quarter of 1999, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to weak economies in certain parts of the world, large industry capacity additions and increased fare sale activity.

       American's domestic traffic increased 2.1 percent to 76.4 billion RPMs, while domestic capacity increased 4.1 percent. The increase in domestic traffic was due primarily to the addition of Reno. International traffic grew 4.6 percent to 35.7 billion RPMs on a capacity increase of 3.1 percent. The increase in international traffic was led by a 44.2 percent increase in the Pacific on capacity growth of 44.1 percent and a 5.7 percent increase in Europe on capacity growth of 7.3 percent, partially offset by a 1.9 percent decrease in Latin America on a capacity decrease of 5.1 percent. In 1999, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       AMR Eagle's passenger revenues increased $173 million, or 15.4 percent. AMR Eagle's traffic increased to 3.4 billion RPMs, up 20.9 percent, while capacity increased to 5.6 billion ASMs, or 26.1 percent, due primarily to the addition of Business Express in March 1999.

OPERATING EXPENSES

2000 COMPARED TO 1999 The Company's operating expenses increased 10.5 percent, or approximately $1.7 billion. American's cost per ASM increased by 10.5 percent to 10.38 cents, partially driven by a reduction in ASMs due to the Company's More Room Throughout Coach program. Adjusting for this program, American's cost per ASM grew approximately 7.2 percent. Wages, salaries and benefits increased $663 million, or 10.8 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts, an increase of approximately $93 million in the provision for profit-sharing, and a charge of approximately $56 million for the Company's employee home computer program. Aircraft fuel expense increased $799 million, or 47.1 percent, due to an increase of 42.0 percent in the Company's average price per gallon and a 3.7 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $545 million recognized during 2000 related to the Company's fuel hedging program. Depreciation and amortization expense increased $110 million, or 10.1 percent, due primarily to the addition of new aircraft, many of which replaced older aircraft. Maintenance, materials and repairs expense increased $92 million, or 9.2 percent, due primarily to an increase in airframe and engine maintenance volumes at the Company's maintenance bases and an approximate $17 million one-time credit the Company received in 1999. Commissions to agents decreased 10.8 percent, or $125 million, despite an 11.4 percent increase in passenger revenues, due primarily to commission structure changes implemented in October 1999 and January 2000, and a decrease in the percentage of commissionable transactions.

1999 COMPARED TO 1998 The Company's operating expenses increased 6.7 percent, or approximately $1 billion. American's cost per ASM increased by 1.5 percent to
9.39 cents. Wages, salaries and benefits increased $327 million, or 5.6 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts, partially offset by a decrease in the provision for profit-sharing. Aircraft fuel expense increased $92 million, or 5.7 percent, due to a 5.5 percent increase in the Company's fuel consumption and a 0.2 percent increase in the Company's average price per gallon. The increase in fuel expense is net of gains of approximately $111 million recognized during 1999 related to the Company's fuel hedging program. Depreciation and amortization expense increased $52 million, or 5.0 percent, due primarily to the addition of new aircraft, partially offset by the change in depreciable lives and residual values for certain types of aircraft in 1999 (see Note 1 to the consolidated financial statements). Maintenance, materials and repairs expense increased 7.3 percent, or $68 million, due primarily to the addition of Reno and Business Express aircraft during 1999. Commissions to agents decreased 5.2 percent, or $64 million, despite a 1.2 percent increase in passenger revenues, due to the benefit from the changes in the international commission structure in late 1998 and the base commission structure in October 1999, and a decrease in the percentage of commissionable transactions. Other rentals and landing fees increased 12.3 percent, or $103 million, due primarily to higher facilities rent and landing fees across American's system and the addition of Reno and Business Express. Food service increased $65 million, or 9.6 percent, due primarily to rate increases and the addition of Reno. Aircraft rentals increased $61 million, up 10.7 percent, primarily due to the addition of Reno and Business Express aircraft. Other operating expenses increased $342 million, or 12.0 percent, due primarily to increases in outsourced services, travel and incidental costs and booking fees.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

2000 COMPARED TO 1999 Interest income increased $59 million, or 62.1 percent, due primarily to higher investment balances. Interest expense increased $74 million, or 18.8 percent, resulting primarily from financing new aircraft deliveries. Interest capitalized increased 28.0 percent, or $33 million, due to an increase in purchase deposits for flight equipment. Miscellaneous - net increased $38 million due primarily to a $57 million gain on the sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000 and a gain of approximately $41 million from the recovery of start-up expenses from the Canadian services agreement. During 1999, the Company recorded a gain of approximately $75 million from the sale of a portion of American's interest in Equant and a gain of approximately $40 million related to the sale of the Company's investment in the preferred stock of Canadian. These gains were partially offset by the provision for the settlement of litigation items and the write-down of certain investments held by the Company during 1999.

1999 COMPARED TO 1998 Interest income decreased $38 million, or 28.6 percent, due primarily to lower investment balances throughout most of 1999. Interest expense increased $21 million, or 5.6 percent, resulting primarily from an increase in long-term debt. Interest capitalized increased 13.5 percent, or $14 million, due to an increase in purchase deposits for flight equipment throughout most of 1999. Miscellaneous - net increased $50 million due primarily to the sale of a portion of American's interest in Equant in 1999, which resulted in an approximate $75 million gain, and a gain of approximately $40 million from the sale of the Company's investment in the preferred stock of Canadian. These gains were partially offset by the provision for the settlement of litigation items and the write-down of certain investments held by the Company during 1999.

OPERATING STATISTICS

The following table provides statistical information for American and AMR Eagle for the years ended December 31, 2000, 1999 and 1998.

                                                                    Year Ended December 31,
                                                             ---------------------------------------
                                                              2000            1999            1998
                                                             -------         -------         -------
AMERICAN AIRLINES
   Revenue passenger miles (millions)                        116,594         112,067         108,955
   Available seat miles (millions)                           161,030         161,211         155,297
   Cargo ton miles (millions)                                  2,280           2,068           1,974
   Passenger load factor                                        72.4%           69.5%           70.2%
   Breakeven load factor                                        65.9%           63.8%           59.9%
   Passenger revenue yield per passenger mile (cents)          14.05           13.12           13.49
   Passenger revenue per available seat mile (cents)           10.17            9.12            9.46
   Cargo revenue yield per ton mile (cents)                    31.31           30.70           32.85
   Operating expenses per available seat mile (cents)          10.38            9.39            9.25
   Operating aircraft at year-end                                717             697             648

AMR EAGLE
   Revenue passenger miles (millions)                          3,731           3,371           2,788
   Available seat miles (millions)                             6,256           5,640           4,471
   Passenger load factor                                        59.6%           59.8%           62.4%
   Operating aircraft at year-end                                261             268             209


LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $3.1 billion in 2000, $2.3 billion in 1999 and $2.8 billion in 1998. The $878 million increase from 1999 to 2000 resulted primarily from a decrease in working capital.

       Capital expenditures in 2000 totaled $3.7 billion, compared to $3.5 billion in 1999 and $2.3 billion in 1998, and included aircraft acquisitions of approximately $3.1 billion. In 2000, American took delivery of 27 Boeing 737-800s and 16 Boeing 777-200ERs. AMR Eagle took delivery of 24 Embraer 135 aircraft and five Embraer 145 aircraft. These expenditures, as well as the expansion of certain airport facilities, were funded primarily with internally generated cash and the $559 million cash dividend from Sabre Holdings Corporation, except for (i) 11 Boeing aircraft which were financed through secured mortgage agreements, and (ii) the Embraer aircraft acquisitions which were funded through secured debt agreements.

       At December 31, 2000, the Company had commitments to acquire the following aircraft: 66 Boeing 737-800s, 23 Boeing 757-200s, 20 Boeing 777-200ERs, 146 Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of all aircraft extend through 2006. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $2.7 billion in 2001, $1.6 billion in 2002, $900 million in 2003 and an aggregate of approximately $1.3 billion in 2004 through 2006. In addition to these commitments for aircraft, the Company expects to spend approximately $1.0 billion in 2001 for modifications to aircraft, renovations of - and additions to
- airport and off-airport facilities, and the acquisition of various other equipment and assets, of which approximately $855 million has been authorized by the Company's Board of Directors. The Company expects to fund its 2001 capital expenditures from the Company's existing cash and short-term investments, internally generated cash or new financing depending upon market conditions and the Company's evolving view of its long-term needs.

       On January 10, 2001, the Company announced three transactions that are expected to substantially increase the scope of its existing network. First, the Company announced that it had agreed to purchase substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $500 million in cash and to assume approximately $3.5 billion of TWA's obligations. The Company's agreement with TWA contemplated that TWA would file for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and conduct an auction of its assets under the auspices of the Bankruptcy Court. During the auction, other credible offers would compete with the Company's offer. TWA filed for bankruptcy protection on January 10, 2001. In conjunction therewith, the Company also agreed to provide TWA with up to $200 million in debtor-in-possession financing to facilitate TWA's ability to maintain its operations until the completion of this transaction. The amount available under this facility was later increased to $330 million. As of March 19, 2001, approximately $289 million had been provided via the debtor-in-possession financing.

       The auction of TWA's assets was commenced on March 5, 2001, and recessed to March 7, 2001. During the recess, the Company increased its cash bid to $625 million and agreed to leave in the TWA estate certain aircraft security deposits, advance rental payments and rental rebates that were estimated to bring approximately $117 million of value to TWA. The Company expects that the increase in the Company's bid will be more than offset, however, by the benefit to the Company of the reductions in rental rates the Company has negotiated with TWA's aircraft lessors. On March 7, 2001, TWA's board selected the
Company's bid as the "highest and best" offer, and on March 12, 2001, the U.S. Bankruptcy Court, District of Delaware, entered an order approving the sale of TWA's assets to the Company. Consummation of the transaction is subject to several contingencies, including the waiver by TWA's unions of certain provisions of their collective bargaining agreements. The approval of the U.S. Department of Justice was obtained on March 16, 2001. Certain parties have filed appeals of the Bankruptcy Court's sale order, and have sought a stay of the transaction, pending the appeals. A provision of the Bankruptcy Code will permit the Company to close the transaction, despite pending appeals, unless a stay is granted. If a stay is granted, the Company would anticipate that the appeal process would be expedited. Upon the closing of the transaction, TWA will be integrated into American's operations with a continued hub operation in St. Louis. The Company expects to fund the acquisition of TWA's assets with its existing cash or short-term investments, internally generated cash or new financing depending on market conditions and the Company's evolving view of its long-term needs.

       Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger. Also, the acquisition of aircraft is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

       Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport
(DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways.

       American has $1.0 billion in credit facility agreements that expire December 15, 2005, subject to certain conditions. At American's option, interest on these agreements can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 2000, no borrowings were outstanding under these agreements.

       AMR (principally American Airlines) historically operates with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

OTHER INFORMATION

ENVIRONMENTAL MATTERS Subsidiaries of AMR have been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. AMR's alleged volumetric contributions at these sites are minimal compared to others. AMR does not expect these matters, individually or collectively, to have a material impact on its results of operations, financial position or liquidity. Additional information is included in Note 3 to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENT Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133), was adopted by the Company on January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's net earnings. However, the Company recorded a transition adjustment of approximately $100 million in accumulated other comprehensive income in the first quarter of 2001.

OUTLOOK FOR 2001

The Company is cautious in its outlook for 2001. On the revenue front, the primary concern is a slowing U.S. economy. American's strong revenue performance the past several years was marked by a growing U.S. economy coupled with a modest increase in industry capacity. Our revenue performance in 2001 will be dictated by how well the industry manages that relationship going forward.

       Absent the TWA, United/US Airways and DC Air transactions, American's capacity in 2001 is expected to grow about three percent, slightly less than the industry average. AMR Eagle's capacity will grow about 11 percent, reflecting the delivery of 31 new regional jets (RJs). Should the demand for air travel slow more quickly than expected, both carriers have the flexibility to further accelerate the retirement of certain older aircraft to keep the Company's capacity growth in line with general economic conditions.

       With the transactions, if approved, the Company expects to strengthen its position in several key domestic markets. The TWA transaction will provide American with a hub operation in St. Louis which will serve to strengthen the Company's position as an east/west carrier. In addition, these proposed transactions will allow the Company to gain additional slots and real estate at New York's Kennedy and LaGuardia airports, Washington Reagan, Boston and other major airports across the domestic system. At the same time, the Company will continue to improve the regional airline feed to American by strengthening AMR Eagle with the replacement of turboprop aircraft with RJs and the expansion of connecting service at Chicago O'Hare, DFW and key East Coast cities. The Company has reached agreements with three regional carriers feeding TWA in St. Louis. These agreements will provide for continued feed traffic from St. Louis should the TWA transaction be approved.

       On the international front, the Company will continue to pursue its relationship with Swissair/Sabena, and its bilateral agreement with EVA of Taiwan -- coupled with the Company's existing Asian carrier alliances -- will allow the Company to strengthen its presence in several Asian markets. The Company is also working to make the ONEworld alliance pay off in more significant ways, in part by strengthening its relationship with British Airways.

       Pressure to reduce costs will continue, although the volatility of fuel prices makes any prediction of overall costs very difficult. Excluding fuel expense and the impact of the Company's More Room Throughout Coach program, the Company anticipates an increase in unit cost of one to two percent driven primarily by higher labor and aircraft ownership costs. On the labor front, the Company has or will have all three of its union contracts open for negotiation in 2001. The expected result is upward pressure on labor rates. Aircraft depreciation and maintenance, materials and repairs expense will also be up, reflecting 2000 and 2001 aircraft deliveries. Other expense lines will see volume-driven increases and inflationary pressures. Partially offsetting these expected increases, the Company anticipates future reductions in distribution costs due to reduced commission expense and increased penetration rates for electronic tickets. And although oil prices are largely expected to decrease in 2001 as compared to 2000 levels, the resulting benefit will be offset by lower fuel hedging gains in 2001 from the Company's fuel hedging program.

       Lastly, as a result of the proposed TWA, United/US Airways and DC Air transactions, and for several other reasons, American and American Eagle have initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review could result in an impairment charge to be taken by the Company in 2001. The size of any resulting 2001 charge is not presently known, but may be significant.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business, Properties, Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, expectations as to results of operations and financial condition, including changes in capacity, revenues and costs, expectations as to future financing needs, overall economic projections and the Company's plans and objectives for future operations, including its ability to successfully integrate into its operations assets the Company may acquire in its previously announced transactions with TWA, United/US Airways and DC Air, and plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

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

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals (including foreign government approvals) needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., Court Orders, or Agency regulations or orders, that would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards, and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

INDUSTRY CONSOLIDATION The Company has announced a series of transactions with TWA, United/US Airways and DC Air (see page 23). These transactions are subject to a number of conditions and there can be no assurance that they will occur as planned. If these transactions do not occur and yet other U.S. carriers merge or create or expand marketing alliances, such mergers or new or expanded marketing alliances could adversely affect the Company.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note 6 to the consolidated financial statements for accounting policies and additional information. In addition, the following analyses exclude any impact of the proposed transactions discussed on page 23.

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2000 and 1999 cost per gallon of fuel. Based on projected 2001 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $194 million in 2001, net of fuel hedge instruments outstanding at December 31, 2000. Comparatively, based on projected 2000 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $131 million in 2000, net of fuel hedge instruments outstanding at December 31, 1999. The change in market risk is due primarily to the increase in fuel prices. As of December 31, 2000, the Company had hedged approximately 40 percent of its 2001 fuel requirements, approximately 15 percent of its 2002 fuel requirements, and approximately seven percent of its 2003 fuel requirements, compared to approximately 48 percent of its 2000 fuel requirements and 10 percent of its 2001 fuel requirements hedged at December 31, 1999.

FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Canadian dollar, British pound, Japanese yen, Euro and various Latin and South American currencies. The Company uses options to hedge a portion of its anticipated foreign currency-denominated ticket sales. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2000 and 1999 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $33 million and $39 million for the years ending December 31, 2001 and 2000, respectively, net of hedge instruments outstanding at December 31, 2000 and 1999, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2001 and 2000 foreign currency-denominated revenues and expenses as of December 31, 2000 and 1999.

INTEREST The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 29 percent and 21 percent of its total long-term debt, respectively, at December 31, 2000 and 1999, and interest rate swaps on notional amounts of approximately $158 million and $696 million, respectively, at December 31, 2000 and 1999. During 2000, the Company terminated interest rate swap agreements on notional amounts of approximately $425 million. The cost of terminating these interest rate swap agreements was not material. If interest rates average 10 percent more in 2001 than they did at December 31, 2000, the Company's interest expense would increase by approximately $11 million and interest income from cash and short-term investments would increase by approximately $15 million. In comparison, at December 31, 1999, the Company estimated that if interest rates averaged 10 percent more in 2000 than they did at December 31, 1999, the Company's interest expense would have increased by approximately $10 million and interest income from cash and short-term investments would have increased by approximately $11 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 2000 and 1999.

       Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $148 million and $156 million as of December 31, 2000 and 1999, respectively. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

INVESTMENTS The Company is subject to market risk related to its ownership of approximately 1.2 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant, as of December 31, 2000 and 1999. The estimated fair value of these depository certificates was approximately $32 million and $136 million as of December 31, 2000 and 1999, respectively, based upon the market value of Equant common stock.

       In addition, the Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
                                                           ----
Report of Independent Auditors                              30

Consolidated Statements of Operations                       31

Consolidated Balance Sheets                                 33

Consolidated Statements of Cash Flows                       35

Consolidated Statements of Stockholders' Equity             36

Notes to Consolidated Financial Statements                  37

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
AMR Corporation

       We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                ERNST & YOUNG LLP

2121 San Jacinto
Dallas, Texas  75201
January 16, 2001, except for Note 15,
   for which the date is March 19, 2001.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                              Year Ended December 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
REVENUES

   Passenger - American Airlines, Inc.                 $ 16,377      $ 14,707      $ 14,695
             - AMR Eagle                                  1,452         1,294         1,121
   Cargo                                                    721           643           656
   Other revenues                                         1,153         1,086         1,044
                                                       --------      --------      --------
     Total operating revenues                            19,703        17,730        17,516
                                                       --------      --------      --------
EXPENSES

   Wages, salaries and benefits                           6,783         6,120         5,793
   Aircraft fuel                                          2,495         1,696         1,604
   Depreciation and amortization                          1,202         1,092         1,040
   Maintenance, materials and repairs                     1,095         1,003           935
   Commissions to agents                                  1,037         1,162         1,226
   Other rentals and landing fees                           999           942           839
   Food service                                             777           740           675
   Aircraft rentals                                         607           630           569
   Other operating expenses                               3,327         3,189         2,847
                                                       --------      --------      --------
     Total operating expenses                            18,322        16,574        15,528
                                                       --------      --------      --------

OPERATING INCOME                                          1,381         1,156         1,988

OTHER INCOME (EXPENSE)
   Interest income                                          154            95           133
   Interest expense                                        (467)         (393)         (372)
   Interest capitalized                                     151           118           104
   Miscellaneous - net                                       68            30           (20)
                                                       --------      --------      --------
                                                            (94)         (150)         (155)
                                                       --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY LOSS                    1,287         1,006         1,833
Income tax provision                                        508           350           719
                                                       --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY LOSS                                       779           656         1,114
INCOME FROM DISCONTINUED OPERATIONS, NET OF
   APPLICABLE INCOME TAXES AND MINORITY INTEREST             43           265           200
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF
    APPLICABLE INCOME TAXES                                  --            64            --
                                                       --------      --------      --------
INCOME BEFORE EXTRAORDINARY LOSS                            822           985         1,314
EXTRAORDINARY LOSS, NET OF APPLICABLE INCOME TAXES           (9)           --            --
                                                       --------      --------      --------
NET EARNINGS                                           $    813      $    985      $  1,314
                                                       ========      ========      ========


--------------------------------------------------------------------------------
Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                  Year Ended December 31,
                                           --------------------------------------
                                              2000           1999          1998
                                           ---------      ---------     ---------
EARNINGS APPLICABLE TO COMMON SHARES       $     813      $     985     $   1,314
                                           =========      =========     =========

EARNINGS PER SHARE:
   BASIC

     Income from continuing operations     $    5.20      $    4.30     $    6.60
     Discontinued operations                    0.30           2.16          1.18
     Extraordinary loss                        (0.07)            --            --
                                           ---------      ---------     ---------
     Net earnings                          $    5.43      $    6.46     $    7.78
                                           =========      =========     =========

   DILUTED

     Income from continuing operations     $    4.81      $    4.17     $    6.38
     Discontinued operations                    0.27           2.09          1.14
     Extraordinary loss                        (0.05)            --            --
                                           ---------      ---------     ---------
     Net earnings                          $    5.03      $    6.26     $    7.52
                                           =========      =========     =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                             December 31,
                                                          -------------------
                                                           2000         1999
                                                          -------     -------
ASSETS

CURRENT ASSETS
   Cash                                                   $    89     $    85
   Short-term investments                                   2,144       1,706
   Receivables, less allowance for uncollectible
     accounts (2000 - $27; 1999 - $57)                      1,303       1,134
   Inventories, less allowance for obsolescence
     (2000 - $332; 1999 - $279)                               757         708
   Deferred income taxes                                      695         612
   Other current assets                                       191         179
                                                          -------     -------
     Total current assets                                   5,179       4,424

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                               20,041      16,912
   Less accumulated depreciation                            6,320       5,589
                                                          -------     -------
                                                           13,721      11,323

   Purchase deposits for flight equipment                   1,700       1,582

   Other equipment and property, at cost                    3,639       3,247
   Less accumulated depreciation                            1,968       1,814
                                                          -------     -------
                                                            1,671       1,433
                                                          -------     -------
                                                           17,092      14,338
EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                         2,618       3,141
   Other equipment and property                               159         155
                                                          -------     -------
                                                            2,777       3,296
   Less accumulated amortization                            1,233       1,347
                                                          -------     -------
                                                            1,544       1,949
OTHER ASSETS
   Route acquisition costs and airport operating and
     gate lease rights, less accumulated amortization
     (2000 - $498; 1999 - $450)                             1,143       1,191
   Other                                                    1,255       2,472
                                                          -------     -------
                                                            2,398       3,663
                                                          -------     -------

TOTAL ASSETS                                              $26,213     $24,374
                                                          =======     =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                     ----------------------
                                                                       2000          1999
                                                                     --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $  1,267      $  1,115
   Accrued salaries and wages                                             955           849
   Accrued liabilities                                                  1,276         1,107
   Air traffic liability                                                2,696         2,258
   Current maturities of long-term debt                                   569           302
   Current obligations under capital leases                               227           236
                                                                     --------      --------
     Total current liabilities                                          6,990         5,867

LONG-TERM DEBT, LESS CURRENT MATURITIES                                 4,151         4,078


OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                             1,323         1,611

OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                2,385         1,846
   Deferred gains                                                         508           613
   Postretirement benefits                                              1,706         1,669
   Other liabilities and deferred credits                               1,974         1,832
                                                                     --------      --------
                                                                        6,573         5,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $1 par value; shares authorized: 750,000,000;
     Shares issued: 2000 and 1999 - 182,278,766                           182           182
   Additional paid-in capital                                           2,911         3,061
   Treasury shares at cost: 2000 - 30,216,218; 1999 - 34,034,110       (1,865)       (2,101)
   Accumulated other comprehensive income                                  (2)           (2)
   Retained earnings                                                    5,950         5,718
                                                                     --------      --------
                                                                        7,176         6,858
                                                                     --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 26,213      $ 24,374
                                                                     ========      ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                                               Year Ended December 31,
                                                                          ---------------------------------
                                                                           2000          1999        1998
                                                                          -------      -------      -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Income from continuing operations after extraordinary loss             $   770      $   656      $ 1,114
   Adjustments to reconcile income from continuing operations after extraordinary loss to net cash provided by operating activities:
       Depreciation                                                           928          864          830
       Amortization                                                           274          228          210
       Deferred income taxes                                                  461          183          268
       Extraordinary loss on early extinguishment of debt                      14           --           --
       Gain on sale of other investments, net                                 (57)         (95)          --
       Gain on disposition of equipment and property                           --          (15)         (19)
       Change in assets and liabilities:
         Decrease (increase) in receivables                                  (169)         261         (185)
         Increase in inventories                                             (111)        (140)         (36)
         Increase in accounts payable and accrued liabilities                 579           42          343
         Increase in air traffic liability                                    438           84          128
       Other, net                                                              15          196          144
                                                                          -------      -------      -------
              Net cash provided by operating activities                     3,142        2,264        2,797

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures, including purchase deposits
     on flight equipment                                                   (3,678)      (3,539)      (2,342)
   Net decrease (increase) in short-term investments                         (438)        (253)         348
   Acquisitions and other investments                                         (50)         (99)        (137)
   Proceeds from:
     Dividend from Sabre Holdings Corporation                                 559           --           --
     Sale of equipment and property                                           238           79          262
     Sale of other investments                                                 94           85           --
     Sale of discontinued operations                                           --          259           --
   Other                                                                       --           18           --
                                                                          -------      -------      -------
              Net cash used for investing activities                       (3,275)      (3,450)      (1,869)

CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations                  (766)        (280)        (547)
   Proceeds from:
     Issuance of long-term debt                                               836        1,956          246
     Exercise of stock options                                                 67           25           85
     Short-term loan from Sabre Holdings Corporation                           --          300           --
     Sale-leaseback transactions                                               --           54          270
   Repurchase of common stock                                                  --         (871)        (945)
                                                                          -------      -------      -------
              Net cash provided by (used for) financing activities            137        1,184         (891)
                                                                          -------      -------      -------
Net increase (decrease) in cash                                                 4           (2)          37
Cash at beginning of year                                                      85           87           50
                                                                          -------      -------      -------
Cash at end of year                                                       $    89      $    85      $    87
                                                                          =======      =======      =======
ACTIVITIES NOT AFFECTING CASH
     Distribution of Sabre Holdings Corporation shares to AMR
        shareholders                                                      $   581      $    --      $    --
                                                                          =======      =======      =======
     Payment of short-term loan from Sabre Holdings Corporation           $    --      $   300      $    --
                                                                          =======      =======      =======
     Capital lease obligations incurred                                   $    --      $    54      $   270
                                                                          =======      =======      =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share amounts)
--------------------------------------------------------------------------------

                                                                                      Accumulated
                                                             Additional                  Other
                                                   Common     Paid-in      Treasury   Comprehensive Retained
                                                   Stock      Capital       Stock        Income     Earnings       Total
                                                  -------    ----------    --------   ------------- --------      -------
Balance at January 1, 1998                        $   182     $ 3,104      $  (485)     $    (4)     $ 3,419      $ 6,216
Net earnings and total comprehensive
  income                                               --          --           --           --        1,314        1,314
Repurchase of 14,342,008 common shares                 --          --         (944)          --           --         (944)
Issuance of 2,495,148 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit of $17          --         (29)         141           --           --          112
                                                  -------     -------      -------      -------      -------      -------
Balance at December 31, 1998                          182       3,075       (1,288)          (4)       4,733        6,698
Net earnings                                           --          --           --           --          985          985
Adjustment for minimum pension
  liability, net of tax expense of $1                  --          --           --            3           --            3
Unrealized loss on investments, net of
   tax benefit of $1                                   --          --           --           (1)          --           (1)
                                                                                                                  -------
       Total comprehensive income                                                                                     987
Repurchase of 14,062,358 common shares                 --          --         (871)          --           --         (871)
Issuance of 955,940 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit of $4           --         (14)          58           --           --           44
                                                  -------     -------      -------      -------      -------      -------
Balance at December 31, 1999                          182       3,061       (2,101)          (2)       5,718        6,858
Net earnings                                           --          --           --           --          813          813
Adjustment for minimum pension
  liability, net of tax expense of $3                  --          --           --           (5)          --           (5)
Unrealized gain on investments, net of
   tax expense of $2                                   --          --           --            5           --            5
                                                                                                                  -------
       Total comprehensive income                                                                                     813
Distribution of Sabre Holdings
  Corporation shares to AMR shareholders               --          --           --           --         (581)        (581)
Issuance of 3,817,892 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax benefit of $11          --        (150)         236           --           --           86
                                                  -------     -------      -------      -------      -------      -------
Balance at December 31, 2000                      $   182     $ 2,911      $(1,865)     $    (2)     $ 5,950      $ 7,176
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION The consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American). All significant intercompany transactions have been eliminated. The results of operations, cash flows and net assets for Sabre Holdings Corporation (Sabre), AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated financial statements as discontinued operations. Unless specifically indicated otherwise, the information in the footnotes relates to the continuing operations of AMR. All share and per share amounts reflect the stock split on June 9, 1998, where appropriate. Certain amounts from prior years have been reclassified to conform with the 2000 presentation.

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

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

                                                            Depreciable Life
                                                            ----------------
       Boeing 727-200 aircraft                              2003(1)
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

INTANGIBLE ASSETS Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired. These assets are being amortized on a straight-line basis over 40 years for route authorities, primarily 25 years for airport take-off and landing slots, and the term of the lease for airport gate leasehold rights.

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

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $221 million, $206 million and $196 million for the years ended December 31, 2000, 1999 and 1998, respectively.

FREQUENT FLYER PROGRAM The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits is deferred and recognized over a period approximating the period during which the mileage credits are used. The remaining portion of the revenue is recognized upon receipt as the related services have been provided.

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

2.     INVESTMENTS

       Short-term investments consisted of (in millions):

                                              December 31,
                                            -----------------
                                             2000       1999
                                            ------     ------
Overnight investments and time deposits     $  361     $   --
Corporate and bank notes                       906      1,173
U. S. Government agency mortgages              442         94
Asset backed securities                        361        145
U. S. Government agency notes                   --        234
Other                                           74         60
                                            ------     ------
                                            $2,144     $1,706
                                            ======     ======

       Short-term investments at December 31, 2000, by contractual maturity included (in millions):

      Due in one year or less               $  994
      Due between one year and three years   1,104
      Due after three years                     46
                                            ------
                                            $2,144
                                            ======

       All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

       During 1999, the Company entered into an agreement with priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a gain of $57 million, which is included in Miscellaneous - net on the accompanying consolidated statements of operations.

       At December 31, 1998, the Company owned approximately 3.1 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. (Equant), which completed an initial public offering in July 1998. Approximately 1.7 million of the certificates were held by the Company on behalf of Sabre. During 1999, the Company acquired approximately 400,000 Equant depository certificates from other airlines. In addition, based upon a reallocation between the owners of the certificates in July 1999, the Company received an additional 2.6 million certificates, of which approximately
2.2 million certificates were held for the benefit of Sabre. In connection with two secondary offerings by Equant in February and December 1999, the Company sold approximately 2.7 million depository certificates for a net gain of approximately $118 million, after taxes and minority interest. Of this amount, approximately $75 million is included in Miscellaneous - net and approximately $71 million, net of taxes and minority interest, related to depository certificates held by the Company on behalf of Sabre, is included in income from discontinued operations on the accompanying consolidated statements of operations.

       As of December 31, 2000 and 1999, the Company holds approximately 1.2 million depository certificates with an estimated market value of approximately $32 million and $136 million, respectively. The carrying value of the Company's investment in the depository certificates as of December 31, 2000 and 1999, was approximately $20 million, and is included in other assets on the accompanying consolidated balance sheets.

       In December 1999, the Company entered into an agreement to sell its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited (Canadian) for approximately $40 million, resulting in a gain of $40 million, which is included in Miscellaneous
- net on the accompanying consolidated statements of operations. In addition, the Company recognized a tax benefit of $67 million resulting from the tax loss on the investment, representing the reversal of a deferred tax valuation allowance since it is more likely than not that the tax benefit will be realized. The valuation allowance was established in 1996 when the investment was written-off because, at that time, it was not more likely than not that the tax benefit of the write-off would be realized. During 2000, the Company recorded a gain of approximately $41 million from the recovery of start-up expenses (previously written-off) from the Canadian services agreement entered into during 1995, which is included in Miscellaneous - net on the accompanying consolidated statements of operations.

3.     COMMITMENTS AND CONTINGENCIES

       At December 31, 2000, the Company had commitments to acquire the following aircraft: 66 Boeing 737-800s, 23 Boeing 757-200s, 20 Boeing 777-200ERs, 146 Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of all aircraft extend through 2006. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $2.7 billion in 2001, $1.6 billion in 2002, $900 million in 2003 and an aggregate of approximately $1.3 billion in 2004 through 2006. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $2.8 billion over the next five years for modifications to aircraft, renovations of - and additions to - airport and off-airport facilities, and the acquisition of various other equipment and assets. AMR expects to spend approximately $855 million of this authorized amount in 2001.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues and other cost recovery methods. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

       The Company has agreed to sell its McDonnell Douglas MD-11 aircraft to FedEx Corporation (FedEx). No significant gain or loss is expected to be recognized as a result of this transaction. As of December 31, 2000, the carrying value of the remaining aircraft American has committed to sell was approximately $462 million.

       AMR and American have included event risk covenants in approximately $2.2 billion of indebtedness. These covenants permit the holders of such indebtedness to receive a higher rate of return (between 75 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of such indebtedness is downgraded below certain levels within a certain period of time following the event.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities that are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $544 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, certain letters of credit are secured by funds held by bond trustees and by approximately $540 million of short-term investments.

4.     LEASES

       AMR's subsidiaries lease various types of equipment and property, including aircraft, and airport and off-airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000, were (in millions):

                                                           Capital      Operating
      Year Ending December 31,                              Leases       Leases
                                                           -------      ---------
      2001                                                  $  320       $   984
      2002                                                     276           921
      2003                                                     195           931
      2004                                                     246           913
      2005                                                     178           900
      2006 and subsequent                                      867        11,306
                                                            ------       ------
                                                              2,082(1)   $15,955(2)
                                                                         =======
      Less amount representing interest                        532
                                                            ------
      Present value of net minimum lease payments           $1,550
                                                            ======

(1) Includes $191 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

(2) Includes $6.4 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 2000, the Company had 201 jet aircraft and 39 turboprop aircraft under operating leases, and 65 jet aircraft and 57 turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       During 1996, American made prepayments on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft were recorded as flight equipment under capital leases. During 2000 and 1999, the Company exercised its option to purchase six and two of the Boeing 767-300 aircraft for a nominal fee, respectively. As such, these aircraft were reclassified from flight equipment under capital leases to owned flight equipment.

       Rent expense, excluding landing fees, was $1.3 billion for 2000 and 1999, and $1.1 billion for 1998.

5.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                    December 31,
                                                                  -----------------
                                                                   2000       1999
                                                                  ------     ------
Secured variable and fixed rate indebtedness due through 2016
   (effective rates from 6.71% - 9.597% at December 31, 2000)     $3,209     $2,556
7.875% - 10.62% notes due through 2039                               345        812
9.0% - 10.20% debentures due through 2021                            332        437
6.0% - 7.10% bonds due through 2031                                  176        176
Unsecured variable rate indebtedness due through 2024
   (3.55% at December 31, 2000)                                       86         86
Other                                                                  3         11
                                                                  ------     ------
Long-term debt, less current maturities                           $4,151     $4,078
                                                                  ======     ======

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2001 - $569 million; 2002 - $201 million; 2003 - $169 million; 2004 - $228 million; 2005 - $482 million.

       During the third quarter of 2000, the Company repurchased prior to scheduled maturity approximately $167 million in face value of long-term debt. Cash from operations provided the funding for the repurchases. These transactions resulted in an extraordinary loss of $14 million ($9 million after-tax).

       American has $1.0 billion in credit facility agreements that expire December 15, 2005, subject to certain conditions. At American's option, interest on these agreements can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 2000, no borrowings were outstanding under these agreements.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $3.4 billion. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 2000, under the most restrictive provisions of those debt and credit facility agreements, approximately $1.5 billion of the retained earnings of American was available for payment of dividends to AMR.

       Cash payments for interest, net of capitalized interest, were $301 million, $237 million and $277 million for 2000, 1999 and 1998, respectively.

6.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       As part of the Company's risk management program, AMR uses a variety of financial instruments, including interest rate swaps, fuel swap and option contracts, and currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 2000, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

       INTEREST RATE RISK MANAGEMENT

       American utilizes interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. These agreements involve the exchange of amounts based on a floating interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the obligation. The related amount payable to or receivable from counterparties is included in current liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

       During 2000, the Company terminated interest rate swap agreements on notional amounts of approximately $425 million which had effectively converted a portion of its fixed-rate obligations to floating-rate obligations. The cost of terminating these interest rate swap agreements was not material.

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                  December 31,
                                  ---------------------------------------------
                                          2000                   1999
                                  ---------------------   ---------------------
                                  Notional                Notional
                                   Amount    Fair Value    Amount    Fair Value
                                  --------   ----------   --------   ----------
Interest rate swap agreements      $ 158        $  4       $ 696       $ (9)

       The fair values represent the amount the Company would receive or pay if the agreements were terminated at December 31, 2000 and 1999, respectively.

       At December 31, 2000, the weighted-average remaining life of the interest rate swap agreements in effect was 9.7 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                  December 31,
                                 ----------------
                                  2000      1999
                                 ------    ------
Average floating rate            6.798%    5.855%
Average fixed rate               6.631%    6.593%

       Floating rates are based primarily on LIBOR and may change significantly, affecting future cash flows.

       FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap and option contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Under the fuel option agreements, American pays a premium to cap prices at a fixed level. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Effective gains or losses on fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into option contracts are recorded as assets. Gains and losses on fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 2000, American had fuel hedging agreements with broker-dealers on approximately 2.3 billion gallons of fuel products, which represented approximately 40 percent of its expected 2001 fuel needs, approximately 15 percent of its expected 2002 fuel needs, and approximately seven percent of its expected 2003 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 2000, representing the amount the Company would receive to terminate the agreements, totaled $223 million. At December 31, 1999, American had fuel hedging agreements with broker-dealers on approximately 2.0 billion gallons of fuel products, which represents approximately 48 percent of its expected 2000 fuel needs and approximately 10 percent of its expected 2001 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1999, representing the amount the Company would receive to terminate the agreements, totaled $232 million.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through December 31, 2001, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 2000 and 1999, the notional amount related to these options totaled approximately $456 million and $445 million, respectively, and the fair value, representing the amount AMR would receive to terminate the agreements, totaled approximately $20 million and $14 million, respectively.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the yen-denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's yen currency exchange agreements, representing the amount the Company would pay or receive to terminate the agreements, were (in millions):

                                                  December 31,
                               -------------------------------------------------
                                          2000                   1999
                               -----------------------   -----------------------
                                 Notional                  Notional
                                  Amount    Fair Value      Amount    Fair Value
                               ------------ ----------   ------------ ----------
Japanese yen                   31.0 billion    $ (5)     33.6 billion    $ 41

       The exchange rates on the Japanese yen agreements range from 66.5 to
113.5 yen per U.S. dollar.

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

                                                        December 31,
                                        ----------------------------------------
                                              2000                   1999
                                        ------------------    ------------------
                                        Carrying    Fair      Carrying     Fair
                                          Value     Value      Value       Value
                                        --------    ------    --------    ------
Secured variable and fixed rate
   indebtedness                          $3,366     $3,455     $2,651     $2,613
7.875% - 10.62% notes                       749        759      1,014      1,024
9.0% - 10.20% debentures                    332        358        437        469
6.0% - 7.10% bonds                          176        179        176        174
Unsecured variable rate indebtedness
                                             86         86         86         86
Other                                        11         11         16         16
                                         ------     ------     ------     ------
                                         $4,720     $4,848     $4,380     $4,382
                                         ======     ======     ======     ======

       All other financial instruments, except for the investment in Equant, are either carried at fair value or their carrying value approximates fair value.

       Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133), was adopted by the Company on January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's net earnings. However, the Company recorded a transition adjustment of approximately $100 million in accumulated other comprehensive income in the first quarter of 2001.

7.     INCOME TAXES

       The significant components of the income tax provision were (in millions):

                                                 Year Ended December 31,
                                                 -----------------------
                                                 2000     1999     1998
                                                 ----     ----     ----
                   Current                       $ 47     $167     $451
                   Deferred                       461      183      268
                                                 ----     ----     ----
                                                 $508     $350     $719
                                                 ====     ====     ====

       The income tax provision includes a federal income tax provision of $454 million, $290 million and $628 million and a state income tax provision of $47 million, $49 million and $78 million for the years ended December 31, 2000, 1999 and 1998, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                         Year Ended December 31,
                                                       --------------------------
                                                        2000      1999       1998
                                                       -----     -----      -----
Statutory income tax provision                         $ 450     $ 352      $ 641
State income tax provision, net of federal benefit        30        32         51
Meal expense                                              19        19         18
Change in valuation allowance                             --       (67)        (4)
Other, net                                                 9        14         13
                                                       -----     -----      -----
Income tax provision                                   $ 508     $ 350      $ 719
                                                       =====     =====      =====

       The change in valuation allowance in 1999 relates to the realization of a tax loss on the sale of the Company's investment in Canadian (see Note 2). The change in valuation allowance in 1998 relates to the utilization of foreign tax credits.

       The components of AMR's deferred tax assets and liabilities were (in millions):

                                                        December 31,
                                                    --------------------
                                                      2000         1999
                                                    -------      -------
Deferred tax assets:
   Postretirement benefits other than pensions      $   632      $   614
   Rent expense                                         522          449
   Frequent flyer obligation                            362          307
   Gains from lease transactions                        225          238
   Alternative minimum tax credit carryforwards         184          289
   Other                                                541          520
                                                    -------      -------
     Total deferred tax assets                        2,466        2,417
                                                    -------      -------
Deferred tax liabilities:
   Accelerated depreciation and amortization         (3,822)      (3,381)
   Pensions                                             (89)         (50)
   Other                                               (245)        (220)
                                                    -------      -------
     Total deferred tax liabilities                  (4,156)      (3,651)
                                                    -------      -------
Net deferred tax liability                          $(1,690)     $(1,234)
                                                    =======      =======

       At December 31, 2000, AMR had available for federal income tax purposes approximately $184 million of alternative minimum tax credit carryforwards which are available for an indefinite period.

       Cash payments for income taxes were $49 million, $71 million and $408 million for 2000, 1999 and 1998, respectively.

8.     COMMON AND PREFERRED STOCK

       On June 9, 1998, a two-for-one stock split in the form of a stock dividend was effective for shareholders of record on May 26, 1998. All prior period share and earnings per share amounts reflect the stock split. The Company has 20 million shares of preferred stock (without par value) authorized at December 31, 2000 and 1999.

9.     STOCK AWARDS AND OPTIONS

       Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23,700,000 shares. The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan, which expired May 18, 1998, will terminate no later than May 21, 2008. Options granted under the 1988 and 1998 Long Term Incentive Plans (collectively, the Plans) are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over five years following the date of grant and expire 10 years from the date of grant. Stock appreciation rights may be granted in tandem with options awarded.

       As a result of the Sabre spin-off in March 2000, AMR's stock price was adjusted from $60 9/16 to $25 9/16 by the New York Stock Exchange. Accordingly, all outstanding stock options and other stock-based awards, including the related exercise prices, were adjusted to preserve the intrinsic value of the stock options and awards. See Note 12 for information regarding the Sabre spin-off.

       In 2000, 1999 and 1998, the total charge for stock compensation expense included in wages, salaries and benefits expense was $52 million, $53 million and $52 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was the fair market value of the underlying stock on the date of grant.

       Stock option activity was:

                                                                Year Ended December 31,
                                     -------------------------------------------------------------------------------
                                               2000                        1999                       1998
                                     -----------------------     -----------------------     -----------------------
                                                    Weighted                   Weighted                     Weighted
                                                     Average                    Average                     Average
                                                    Exercise                   Exercise                     Exercise
                                      Options         Price       Options       Price         Options        Price
                                     ----------     --------     ----------    --------      ----------     --------
  Outstanding at January 1            5,219,634      $52.06       4,147,124      $46.60       3,506,774      $38.77
  Sabre adjustment                    7,150,899          --              --          --              --          --
  Granted                             6,003,111       30.21       1,539,585       63.19       1,216,720       63.01
  Exercised                          (1,557,034)      32.85        (258,875)      68.17        (470,810)      31.82
  Canceled                             (247,703)      23.38        (208,200)      49.96        (105,560)      42.34
                                     ----------                  ----------                  ----------
Outstanding at December 31           16,568,907      $25.42       5,219,634      $52.06       4,147,124      $46.60
                                     ==========                  ==========                  ==========
Exercisable options outstanding
  at December 31                      5,334,444      $19.79       2,012,889      $40.63       1,586,974      $36.49
                                     ==========                  ==========                  ==========

       The following table summarizes information about the stock options outstanding at December 31, 2000:

                                                       Weighted       Weighted                  Weighted
                           Range of     Number of       Average       Average    Number of       Average
                           Exercise      Options       Remaining     Exercise     Options       Exercise
                           Prices      Outstanding    Life (years)     Price     Exercisable     Price
                           --------    -----------    -----------    --------    -----------    --------
                           Under $20    3,073,130         4.21         $14.93     2,769,990      $14.75
                             $20-$30    8,113,906         8.26          24.71     1,992,625       23.62
                            Over $30    5,381,871         9.14          32.48       571,829       30.83
                                       ----------         ----         ------     ---------      ------
                                       16,568,907         7.79         $25.42     5,334,444      $19.79
                                       ==========                                 =========

         In May 1997, in conjunction with the labor agreement reached between American and members of the Allied Pilots Association (APA), the Company established the Pilots Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the APA the option to purchase 11.5 million shares of AMR stock at $41.69 per share, $5 less than the average fair market value of the stock on the date of grant, May 5, 1997. These shares were exercisable immediately. In conjunction with the Sabre spin-off, the exercise price was adjusted to $17.59 per share. Pilot Plan option activity was:

                                          Year Ended December 31,
                               ---------------------------------------------
                                   2000            1999              1998
                               -----------      -----------      -----------
Outstanding at January 1         5,420,028        5,791,381        7,438,220
Sabre adjustment                 7,421,048               --               --
Exercised                       (1,850,886)        (371,353)      (1,646,839)
                               -----------      -----------      -----------
Outstanding at December 31      10,990,190        5,420,028        5,791,381
                               ===========      ===========      ===========

       The weighted-average grant date fair value of all stock option awards granted during 2000, 1999 and 1998 was $16.54, $23.17 and $21.15, respectively.

       Shares of deferred stock are awarded at no cost to officers and key employees under the Plans' Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

                                         Year Ended December 31,
                               ------------------------------------------
                                 2000             1999            1998
                               ----------      ----------      ----------
Outstanding at January 1        2,310,680       2,401,532       2,457,190
Sabre adjustment                3,165,632              --              --
Granted                                --         146,200         185,812
Issued                           (479,177)       (122,042)       (190,911)
Canceled                          (40,638)       (115,010)        (50,559)
                               ----------      ----------      ----------
Outstanding at December 31      4,956,497       2,310,680       2,401,532
                               ==========      ==========      ==========

       The weighted-average grant date fair value of career equity awards granted during 1999 and 1998 was $63.54 and $57.77, respectively.

       A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the Plans. The fair value of the performance shares granted is equal to the market price of the Company's stock at the date of grant. The shares vest over a three-year performance period based upon certain specified financial measures of AMR. Performance share activity was:

                                       Year Ended December 31,
                               ------------------------------------------
                                  2000            1999           1998
                               ----------      ----------      ----------
Outstanding at January 1        1,215,644       1,565,616       1,737,274
Sabre adjustment                1,665,432              --              --
Granted                         1,277,539         509,822         644,680
Issued                           (399,517)       (208,265)       (205,458)
Awards settled in cash         (1,200,177)       (513,370)       (522,234)
Canceled                          (51,166)       (138,159)        (88,646)
                               ----------      ----------      ----------
Outstanding at December 31      2,507,755       1,215,644       1,565,616
                               ==========      ==========      ==========

       The weighted-average grant date fair value of performance share awards granted during 2000, 1999 and 1998 was $32.93, $62.95 and $62.06, respectively.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding income from continuing operations before extraordinary loss and earnings per share from continuing operations before extraordinary loss has been determined as if the Company had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates ranging from 5.01% to 6.15%; dividend yields of 0%; expected stock volatility ranging from 29.9% to 43.5%; and expected life of the options of 4.5 years for the Plans and 1.5 years for The Pilot Plan.

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

       The following table shows the Company's pro forma income from continuing operations before extraordinary loss and earnings per share from continuing operations before extraordinary loss assuming the Company had accounted for its employee stock options using the fair value method (in millions, except per share amounts):

                                                   Year Ended December 31,
                                               -------------------------------
                                                 2000       1999         1998
                                               -------     -------     -------
Income from continuing operations before
extraordinary loss:
   As reported                                 $   779     $   656     $ 1,114
   Pro forma                                       772         651       1,114

Basic earnings per share from continuing
operations before extraordinary loss:
   As reported                                 $  5.20     $  4.30     $  6.60
   Pro forma                                      5.15        4.27        6.60

Diluted earnings per share from continuing
operations before extraordinary loss:
   As reported                                 $  4.81     $  4.17     $  6.38
   Pro forma                                      4.77        4.14        6.38

10.    RETIREMENT BENEFITS

       All regular employees of the Company are eligible to participate in pension plans. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Airline pilots and flight engineers also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation.

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

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2000 and 1999, and a statement of funded status as of December 31, 2000 and 1999 (in millions):

                                                    Pension Benefits         Other Benefits
                                                 --------------------      --------------------
                                                  2000          1999        2000        1999
                                                 -------      -------      -------      -------
Reconciliation of benefit obligation
Obligation at January 1                          $ 5,628      $ 6,117      $ 1,306      $ 1,526
   Service cost                                      213          236           43           56
   Interest cost                                     467          433          108          108
   Actuarial loss (gain)                             499         (849)         328         (311)
   Plan amendments                                    --           75           --           --
   Benefit payments                                 (373)        (388)         (77)         (70)
   Curtailments/Special termination benefits          --            4           --           (3)
                                                 -------      -------      -------      -------
Obligation at December 31                        $ 6,434      $ 5,628      $ 1,708      $ 1,306
                                                 =======      =======      =======      =======
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1           $ 5,282      $ 5,564      $    72      $    62
   Actual return on plan assets                      735            7            5            1
   Employer contributions                             85          100           88           79
   Benefit payments                                 (373)        (388)         (77)         (70)
   Transfers                                           2           (1)          --           --
                                                 -------      -------      -------      -------
Fair value of plan assets at December 31         $ 5,731      $ 5,282      $    88      $    72
                                                 =======      =======      =======      =======

Funded status
Accumulated benefit obligation (ABO)             $ 5,306      $ 4,700      $ 1,708      $ 1,306
Projected benefit obligation (PBO)                 6,434        5,628           --           --
Fair value of assets                               5,731        5,282           88           72

Funded status at December 31                        (703)        (346)      (1,620)      (1,234)
   Unrecognized loss (gain)                          523          288          (51)        (395)
   Unrecognized prior service cost                   129          139          (35)         (40)
   Unrecognized transition asset                      (6)          (7)          --           --
                                                 -------      -------      -------      -------
Prepaid (accrued) benefit cost                   $   (57)     $    74      $(1,706)     $(1,669)
                                                 =======      =======      =======      =======

       At December 31, 2000 and 1999, plan assets of approximately $88 million and $71 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

       The following tables provide the components of net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                                Pension Benefits
                                                           ---------------------------
                                                            2000       1999       1998
                                                           -----      -----      -----
      Components of net periodic benefit cost
      Defined benefit plans:
         Service cost                                      $ 213      $ 236      $ 213
         Interest cost                                       467        433        418
         Expected return on assets                          (490)      (514)      (478)
         Amortization of:
            Transition asset                                  (1)        (4)       (11)
            Prior service cost                                10          5          4
            Unrecognized net loss                             17         21         22
         Settlement loss                                      --         --          6
                                                           -----      -----      -----
         Net periodic benefit cost for defined benefit
            plans                                            216        177        174
      Defined contribution plans                             174        155        158
                                                           -----      -----      -----
      Total                                                $ 390      $ 332      $ 332
                                                           =====      =====      =====

                                                                 Other Benefits
                                                           ---------------------------
                                                            2000       1999       1998
                                                           -----      -----      -----
      Components of net periodic benefit cost
         Service cost                                      $  43      $  56      $  52
         Interest cost                                       108        108         99
         Expected return on assets                            (7)        (6)        (5)
         Amortization of:
            Prior service cost                                (5)        (5)        (5)
            Unrecognized net gain                            (14)        --         (2)
                                                           -----      -----      -----
         Net periodic benefit cost                         $ 125      $ 153      $ 139
                                                           =====      =====      =====

       The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2000 and 1999 (in millions):

                                            Pension Benefits          Other Benefits
                                           --------------------      --------------------
                                            2000         1999         2000         1999
                                           -------      -------      -------      -------
Prepaid benefit cost                       $   107      $   244      $    --      $    --
Accrued benefit liability                     (225)        (170)      (1,706)      (1,669)
Additional minimum liability                   (21)         (15)          --           --
Intangible asset                                72           13           --           --
Accumulated other comprehensive income          10            2           --           --
                                           -------      -------      -------      -------
Net amount recognized                      $   (57)     $    74      $(1,706)     $(1,669)
                                           =======      =======      =======      =======

       The following assumptions were used by the Company in the measurement of the benefit obligation as of December 31:

                                      Pension Benefits          Other Benefits
                                    --------------------      --------------------
                                      2000         1999         2000         1999
                                    -------      -------      -------      -------
Weighted-average assumptions
Discount rate                         7.75%        8.25%        7.75%        8.25%
Salary scale                          4.26         4.26           --           --
Expected return on plan assets        9.50         9.50         9.50         9.50

       The assumed health care cost trend rate was changed to seven percent, effective December 31, 2000, decreasing gradually to an ultimate rate of four percent by 2004. The previously assumed health care cost trend rate was five percent in 1999, decreasing gradually to an ultimate rate of four percent by 2001.

       A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                One percent   One percent
                                                  increase      decrease
                                                -----------   -----------
Impact on 2000 service and interest cost          $ 20           $ (19)
Impact on postretirement benefit obligation
  as of December 31, 2000                         $137           $(131)

       Effective January 1, 2001, American established a defined contribution plan for non-contract employees in which the Company will contribute a match up to 5.5 percent on employee contributions of pensionable earnings to the Company's existing 401(k) plan. During 2000, American provided a one-time election for current non-contract employees to remain in the defined benefit plan or discontinue accruing future credited service in the defined benefit plan as of January 1, 2001 and begin participation in the defined contribution plan.

11.    EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

                                                  Year Ended December 31,
                                               ---------------------------------
                                                 2000         1999         1998
                                               -------      -------      -------
NUMERATOR:
   Numerator for earnings per share -
     income from continuing operations
     before extraordinary loss                 $   779      $   656      $ 1,114
                                               =======      =======      =======

DENOMINATOR:
   Denominator for basic earnings per
     share - weighted-average shares               150          152          169

   Effect of dilutive securities:
     Employee options and shares                    27           12           13
     Assumed treasury shares purchased             (15)          (7)          (7)
                                               -------      -------      -------
   Dilutive potential common shares                 12            5            6

   Denominator for diluted  earnings per
     share - adjusted weighted-average
     shares                                        162          157          175
                                               =======      =======      =======
Basic earnings per share from
   continuing operations before
   extraordinary loss                          $  5.20      $  4.30      $  6.60
                                               =======      =======      =======

Diluted earnings per share from continuing
   operations before extraordinary loss        $  4.81      $  4.17      $  6.38
                                               =======      =======      =======

12.      DISCONTINUED OPERATIONS

       During the first quarter of 1999, the Company sold AMR Services, AMR Combs and TeleService Resources. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million.

       On February 7, 2000, the Company declared its intent to distribute AMR's entire ownership interest in Sabre as a dividend on all outstanding shares of its common stock. To effect the dividend, AMR exchanged all of its 107,374,000 shares of Sabre's Class B common stock for an equal number of shares of Sabre's Class A common stock. Effective after the close of business on March 15, 2000, AMR distributed 0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. Based upon its approximate 83 percent interest in Sabre, AMR received approximately $559 million of this dividend. The dividend of AMR's entire ownership interest in Sabre's common stock resulted in a reduction to AMR's retained earnings in March of 2000 equal to the carrying value of the Company's investment in Sabre on March 15, 2000, which approximated $581 million. The fair market value of AMR's investment in Sabre on March 15, 2000, based upon the quoted market closing price of Sabre Class A common stock on the New York Stock Exchange, was approximately $5.2 billion. In addition, effective March 15, 2000, the Company reduced the exercise price and increased the number of employee stock options and awards by approximately 19 million to offset the dilution to the holders, which occurred as a result of the spin-off. These changes were made to keep the holders in the same economic position as before the spin-off. This dilution adjustment was determined in accordance with Emerging Issues Task Force Consensus No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring", and had no impact on earnings.

       The results of operations for Sabre, AMR Services, AMR Combs and TeleService Resources have been reflected in the consolidated statements of operations as discontinued operations. Summarized financial information of the discontinued operations is as follows (in millions):

                                  Year Ended December 31,
                                ----------------------------
                                 2000       1999       1998
                                ------     ------     ------
SABRE
Revenues                        $  542     $2,435     $2,306
Minority interest                   10         57         40
Income taxes                        36        196        140
Net income                          43        265        192

AMR SERVICES, AMR COMBS AND
   TELESERVICE RESOURCES
Revenues                        $   --     $   97     $  513
Income taxes                        --         --          7
Net income                          --         --          8

       The historical assets and liabilities of Sabre, AMR Services, AMR Combs and TeleService Resources at December 31, 1999, which have been reflected on a net basis in other assets on the consolidated balance sheets, are summarized as follows (in millions):

                Current assets                                      $  976
                Total assets                                         1,951
                Current liabilities                                    525
                Total liabilities, including minority interest         912
                Net assets of discontinued operations                1,039

13.    SEGMENT REPORTING

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", as amended (SFAS 131), requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       The Company has two primary operating segments, consisting primarily of American and AMR Eagle, which represent one reportable segment. American is one of the largest scheduled passenger airlines in the world. At the end of 2000, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns two regional airlines which do business as "American Eagle" -- American Eagle Airlines, Inc. and Executive Airlines, Inc. The American Eagle carriers provide connecting service from eight of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

       Revenues from other segments are below the quantitative threshold for determining reportable segments and consist primarily of revenues from AMR Investment Services, Inc., Americas Ground Services and Airline Management Services. The difference between the financial information of the Company's one reportable segment and the financial information included in the consolidated statements of operations and balance sheets as a result of these entities is not material.

       The Company's operating revenues by geographic region are summarized below (in millions):

                                    Year Ended December 31,
                                -------------------------------
                                  2000        1999        1998
                                -------     -------     -------
Domestic                        $13,881     $12,563     $12,262
Latin America                     2,907       2,697       2,830
Europe                            2,338       1,984       2,039
Pacific                             577         486         385
                                -------     -------     -------
Total consolidated revenues     $19,703     $17,730     $17,516
                                =======     =======     =======

       The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 2000 and 1999 (in millions, except per share amounts):

                                         First        Second         Third        Fourth
                                        Quarter       Quarter       Quarter       Quarter
                                       ---------     ---------     ---------     ---------
   2000
Operating revenues                     $   4,577     $   5,011     $   5,256     $   4,859
Operating income                             212           517           572            80
Income from continuing operations
   before extraordinary loss                  89           321           322            47
Net earnings                                 132           321           313            47
Earnings per share:
     Basic
       From continuing operations
         before extraordinary loss          0.60          2.15          2.14          0.31
       Net earnings                         0.89          2.15          2.08          0.31
     Diluted
       From continuing operations
         before extraordinary loss          0.57          1.96          1.96          0.29
       Net earnings                         0.86          1.96          1.91          0.29

   1999
Operating revenues                     $   4,007     $   4,541     $   4,695     $   4,487
Operating income                              46           414           426           270
Income from continuing operations             17           216           213           210
Net earnings                                 158           268           279           280
Earnings per share:
     Basic
       From continuing operations           0.11          1.41          1.42          1.42
       Net earnings                         0.99          1.76          1.86          1.89
     Diluted
       From continuing operations           0.11          1.36          1.38          1.37
       Net earnings                         0.96          1.70          1.76          1.84

       During the second quarter of 2000, the Company recorded an after-tax gain of approximately $36 million from the sale of the Company's warrants to purchase
5.5 million shares of priceline common stock (see Note 2). During the third quarter of 2000, the Company recorded a $9 million after-tax extraordinary loss on the repurchase prior to scheduled maturity of long-term debt (see Note 5). Results for the fourth quarter of 2000 include an after-tax gain of approximately $26 million for the recovery of start-up expenses related to the Canadian services agreement (see Note 2) and an after-tax charge of approximately $35 million for the Company's employee home computer program.

       During the first quarter of 1999, the Company recorded an after-tax gain of approximately $64 million from the sale of AMR Services, AMR Combs and TeleService Resources, and a $37 million after-tax gain from the sale of a portion of the Company's holdings in Equant, of which approximately $18 million is recorded in income from discontinued operations (see Note 2). Results for the fourth quarter of 1999 include the following: (i) a $25 million after-tax gain related to the Company's sale of its investment in the preferred stock of Canadian and a $67 million tax benefit resulting from the tax loss on the Company's investment in Canadian (see Note 2), (ii) an after-tax gain of approximately $81 million related to the sale of a portion of the Company's holdings in Equant, of which approximately $53 million is recorded in income from discontinued operations (see Note 2), (iii) a $28 million after-tax increase in passenger revenue resulting from a change in estimate related to certain passenger revenues earned during the first nine months of 1999, and (iv) a $25 million after-tax provision for certain litigation settlements.

15.    SUBSEQUENT EVENTS

       On January 10, 2001, the Company announced three transactions that are expected to substantially increase the scope of its existing network. First, the Company announced that it had agreed to purchase substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $500 million in cash and to assume approximately $3.5 billion of TWA's obligations. The Company's agreement with TWA contemplated that TWA would file for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and conduct an auction of its assets under the auspices of the Bankruptcy Court. During the auction, other credible offers would compete with the Company's offer. TWA filed for bankruptcy protection on January 10, 2001. In conjunction therewith, the Company also agreed to provide TWA with up to $200 million in debtor-in-possession financing to facilitate TWA's ability to maintain its operations until the completion of this transaction. The amount available under this facility was later increased to $330 million. As of March 19, 2001, approximately $289 million had been provided via the debtor-in-possession financing.

       The auction of TWA's assets was commenced on March 5, 2001, and recessed to March 7, 2001. During the recess, the Company increased its cash bid to $625 million and agreed to leave in the TWA estate certain aircraft security deposits, advance rental payments and rental rebates that were estimated to bring approximately $117 million of value to TWA. On March 7, 2001, TWA's board selected the Company's bid as the "highest and best" offer, and on March 12, 2001, the U.S. Bankruptcy Court, District of Delaware, entered an order approving the sale of TWA's assets to the Company. Consummation of the transaction is subject to several contingencies, including the waiver by TWA's unions of certain provisions of their collective bargaining agreements. The approval of the U.S. Department of Justice was obtained on March 16, 2001. Certain parties have filed appeals of the Bankruptcy Court's sale order, and have sought a stay of the transaction, pending the appeals. A provision of the Bankruptcy Code will permit the Company to close the transaction, despite pending appeals, unless a stay is granted. If a stay is granted, the Company would anticipate that the appeal process would be expedited. Upon the closing of the transaction, TWA will be integrated into American's operations with a continued hub operation in St. Louis.

       Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger. Also, the acquisition of aircraft is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

       Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport
(DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways.

       As a result of the above transactions, and for several other reasons, American and American Eagle have initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review could result in an impairment charge to be taken by the Company in 2001. The size of any resulting 2001 charge is not presently known, but may be significant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 16, 2001. Information concerning the executive officers is included in Part I of this report on page 15.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 16, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 16, 2001.

                                     PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements and Independent Auditors' Report are filed as part of this report:

                                                                                  Page
                                                                                  -----
         Report of Independent Auditors                                              30

         Consolidated Statements of Operations for the Years Ended
         December 31, 2000, 1999 and 1998                                         31-32

         Consolidated Balance Sheets at December 31, 2000 and 1999                33-34

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998                                            35

         Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998                                            36

         Notes to Consolidated Financial Statements                               37-58

    (2) The following financial statement schedule and Independent Auditors' Report are filed as part of this report:


                                                                                  Page
                                                                                  -----
         Report of Independent Auditors                                             69

         Schedule II   Valuation and Qualifying Accounts and Reserves               70

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

         3.3 Bylaws of AMR, amended as of January 19, 2000, incorporated by reference to Exhibit 3.3 to AMR's report on Form 10-K for the year ended December 31, 1999.

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

         10.12 Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1998.

         10.13 Deferred Compensation Agreement, dated as of January 11, 2000, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15(a) to AMR's report on Form 10-K for the year ended December 31, 1999.

         10.14 Changes to the Deferred Compensation Agreement, dated as of June 2, 1998, between AMR and Edward A. Brennan.

         10.15 Deferred Compensation Agreement, dated as of February 7, 1996, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10(ttt) to AMR's report on Form 10-K for the year ended December 31, 1995.

         10.16    Deferred Compensation Agreement, dated as of February 10,
                  1997, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.13 to AMR's report on Form 10-K for the year ended December 31, 1996.

         10.17    Deferred Compensation Agreement, dated as of February 19,
                  1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1997.

         10.18 Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR's report on Form 10-K for the year ended December 31, 1998.

         10.19 Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR's report on Form 10-K for the year ended December 31, 1999.

         10.20 Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Armando M. Codina.

         10.21 Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to
                  Exhibit 10.22 to AMR's report on Form 10-K for the year ended
                  December 31, 1997.

         10.22    Deferred Compensation Agreement, dated as of February 19,
                  1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR's report on Form 10-K for the year ended December 31, 1997.

         10.23 Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Judith Rodin, incorporated by reference to
                  Exhibit 10.30 to AMR's report on Form 10-K for the year ended
                  December 31, 1998.

         10.24 Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin, incorporated by reference to
                  Exhibit 10.29 to AMR's report on Form 10-K for the year ended
                  December 31, 1999.

         10.25 Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin.

         10.26 Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell.

         10.27 Description of American's Split Dollar Insurance Program, dated December 28, 1977, incorporated by reference to Exhibit
                  10(c)(1) to American's Registration Statement No. 2-76709.

         10.28 AMR Corporation 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(t) to AMR's report on Form 10-K for the year ended December 31, 1988.

         10.29    Amendment to AMR's 1988 Long-term Incentive Plan dated May 18,
                  1994, incorporated by reference to Exhibit A to AMR's definitive proxy statement with respect to the annual meeting of stockholders held on May 18, 1994.

         10.30 AMR Corporation 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.34 to AMR's report on Form 10-K for the year ended December 31, 1998.

         10.31 Form of Stock Option Agreement for Corporate Officers under the AMR 1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(rr) to AMR's report on Form 10-K for the year ended December 31, 1990.

         10.32    Current form of Stock Option Agreement under the AMR 1988
                  Long-Term Incentive Plan, incorporated by reference to Exhibit
                  10.28 to AMR's report on Form 10-K for the year ended December
                  31, 1997.

         10.33    Current form of Stock Option Agreement under the AMR 1998
                  Long-Term Incentive Plan, incorporated by reference to Exhibit
                  10.37 to AMR's report on Form 10-K for the year ended December
                  31, 1998.

         10.34    Current form of Stock Option Agreement under the AMR 1998
                  Long-Term Incentive Plan, incorporated by reference to Exhibit
                  10.37 to AMR's report on Form 10-K for the year ended December
                  31, 1999.

         10.35    Current form of Stock Option Agreement under the AMR 1998
                  Long-Term Incentive Plan.

         10.36 Form of Career Equity Program Agreement, incorporated by reference to Exhibit 10(nnn) to AMR's report on Form 10-K for the year ended December 31, 1994.

         10.37    Current Form of Career Equity Program Deferred Stock Award
                  Agreement for Corporate Officers under the AMR 1988 Long-Term
                  Incentive Plan, incorporated by reference to Exhibit 10.30 to AMR's report on Form 10-K for the year ended December 31, 1997.

         10.38    Current form of Career Equity Program Deferred Stock Award
                  Agreement for non-officers under the AMR 1988 Long-Term
                  Incentive Plan, incorporated by reference to Exhibit 10.31 to AMR's report on Form 10-K for the year ended December 31, 1997.

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

         10.41    Current form of Career Equity Program Deferred Stock Award
                  Agreement for Senior Officers under the AMR 1998 Long-Term
                  Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR's report on Form 10-K for the year ended December 31, 1998.

         10.42    Current form of Career Equity Program Deferred Stock Award
                  Agreement for Employees under the AMR 1998 Long-Term Incentive
                  Plan, incorporated by reference to Exhibit 10.44 to AMR's report on Form 10-K for the year ended December 31, 1999.

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

         10.51 Performance Share Program for the years 2000 to 2002 under the 1998 Long-Term Incentive Program, incorporated by reference to
                  Exhibit 10.53 to AMR's report on Form 10-K for the year ended
                  December 31, 1999.

         10.52 Performance Share Program for the years 2001 to 2003 under the 1998 Long-Term Incentive Program.

         10.53 Form of Performance Share Program for the years 2001 to 2003 under the 1998 Long-Term Incentive Program.

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

         10.59(a) American Airlines, Inc. 2000 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.60 to AMR's report on Form 10-K for the year ended December 31, 1999.

         10.60    American Airlines, Inc. 2001 Employee Profit Sharing Plan.

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

         10.65    American Airlines, Inc. 2000 Incentive Compensation Plan for
                  Officers and Key Employees, incorporated by reference to
                  Exhibit 10.65 to AMR's report on Form 10-K for the year ended
                  December 31, 1999.

         10.66    American Airlines, Inc. 2001 Incentive Compensation Plan for
                  Officers and Key Employees.

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

         10.74 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Monte E. Ford, dated
                  November 15, 2000.

         10.75 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Thomas W. Horton, dated
                  January 19, 2000, incorporated by reference to Exhibit 10.73 to AMR's report on Form 10-K for the year ended December 31, 1999.

         10.76 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Henry C. Joyner, dated
                  January 19, 2000, incorporated by reference to Exhibit 10.74 to AMR's report on Form 10-K for the year ended December 31, 1999.

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

         10.80 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Anne H. McNamara, dated May
                  21, 1998, incorporated by reference to Exhibit 10.71 to AMR's report on Form 10-K for the year ended December 31, 1998.

         10.81 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Susan M. Oliver, dated
                  September 22, 2000.

         10.82 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William K. Ris, Jr., dated
                  October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR's report on Form 10-K for the year ended December 31, 1999.

         10.83    Aircraft Sales Agreement by and between American Airlines,
                  Inc. and Federal Express Corporation, dated April 7, 1995, incorporated by reference to Exhibit 10(rrr) to AMR's report on Form 10-K for the year ended December 31, 1995.
                  Confidential treatment was granted as to a portion of this document.

         10.84    Aircraft Purchase Agreement by and between American Airlines,
                  Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

         10.85    Aircraft Purchase Agreement by and between AMR Eagle Holding
                  Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

         10.86    Aircraft Purchase Agreement by and between AMR Eagle, Inc. and
                  Embraer-Empresa Brasileira de Aeronautica S.A., dated December
                  22, 1997, incorporated by reference to Exhibit 10.50 to AMR's report on Form 10-K for the year ended December 31, 1997.
                  Confidential treatment was granted as to a portion of this document.

         10.87    Aircraft Purchase Agreement by and between AMR Eagle Holding
                  Corporation and Embraer-Empresa Brasileira de Aeronautica
                  S.A., dated September 30, 1998, incorporated by reference to
                  Exhibit 10.76 to AMR's report on Form 10-K for the year ended
                  December 31, 1998. Confidential treatment was granted as to a portion of this document.

         10.88    Amended and Restated Asset Purchase Agreement, dated as of
                  February 28, 2001, by and between American Airlines, Inc.
                  and Trans World Airlines, Inc.

         10.89    Amendment No. 1 to Amended and Restated Asset Purchase
                  Agreement, dated as of March 9, 2001, by and between American
                  Airlines, Inc. and Trans World Airlines, Inc.

         10.90 Secured Debtor In Possession Credit and Security Agreement dated as of January 10, 2001 among Trans World Airlines, Inc.
                  and AMR Finance, Inc.

         10.91    Letter Agreement/Amendment to Secured Debtor In Possession
                  Credit and Security Agreement dated as of January 11, 2001 between Trans World Airlines, Inc. and AMR Finance, Inc.

         10.92    Letter Agreement/Amendment to Secured Debtor In Possession
                  Credit and Security Agreement dated as of January 26, 2001 between Trans World Airlines, Inc. and AMR Finance, Inc.

         10.93    Letter Agreement/Amendment to Secured Debtor In Possession
                  Credit and Security Agreement dated as of March 7, 2001 between Trans World Airlines, Inc. and AMR Finance, Inc.

         10.94    First Amendment to Secured Debtor In Possession Credit and
                  Security Agreement dated as of March 12, 2001 between Trans
                  World Airlines, Inc. and AMR Finance, Inc.

         12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1996, 1997, 1998, 1999 and 2000.

         21 Significant subsidiaries of the registrant as of December 31, 2000.

         23       Consent of Independent Auditors.


(b)    Reports on Form 8-K:

       Form 8-Ks filed under Item 5 - Other Events

       On October 19, 2000, AMR filed a report on Form 8-K relative to a press release issued to report the Company's third quarter 2000 earnings, information relating to American's hosting of its biennial Analyst & Investor Conference, the future dates of AMR's earnings report, and information on how to access AMR's web site.

       On November 1, 2000, AMR filed a report on Form 8-K relative to certain data regarding its fleet plan, unit costs, capacity, traffic and fuel.

       Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

       On November 10, 2000, AMR filed a report on Form 8-K relative to an upcoming presentation by AMR's Chairman and CEO Don Carty as part of the 15th Annual Salomon Smith Barney Transportation Conference in New York City.

       On November 27, 2000, AMR filed a report on Form 8-K relative to certain data regarding its fleet plan, unit costs, capacity, traffic and fuel.

       On December 14, 2000, AMR filed a report on Form 8-K relative to certain data regarding its fleet plan, unit costs, capacity, operational considerations, traffic and fuel.

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


/s/  Thomas W. Horton
-------------------------------------------------
Thomas W. Horton
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  David L. Boren                /s/  Michael A. Miles
-----------------------------      ----------------------------
David L. Boren                     Michael A. Miles


/s/  Edward A. Brennan             /s/  Charles H. Pistor, Jr.
-----------------------------      ----------------------------
Edward A. Brennan                  Charles H. Pistor, Jr.


/s/  Armando M. Codina             /s/  Philip J. Purcell
-----------------------------      ----------------------------
Armando M. Codina                  Philip J. Purcell


/s/  Earl G. Graves                /s/  Joe M. Rodgers
-----------------------------      ----------------------------
Earl G. Graves                     Joe M. Rodgers


/s/  Ann McLaughlin Korologos      /s/  Judith Rodin
-----------------------------      ----------------------------
Ann McLaughlin Korologos           Judith Rodin



Date:  March 22, 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
AMR Corporation

We have audited the consolidated financial statements of AMR Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 16, 2001, except for Note 15, for which the date is March 19, 2001. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This
schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        ERNST & YOUNG LLP

2121 San Jacinto
Dallas, Texas  75201
January 16, 2001, except for Note 15,
  for which the date is March 19, 2001.

                                 AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)

                                                        INCREASES                                    SALES,
                                           BALANCE      CHARGED TO                                   RETIRE-        BALANCE
                                             AT           INCOME                    WRITE-OFFS       MENTS             AT
                                          BEGINNING     STATEMENT                    (NET OF          AND           END OF
                                           OF YEAR       ACCOUNTS     PAYMENTS      RECOVERIES)     TRANSFERS         YEAR
                                          ---------      --------     --------      -----------     ---------       -------
YEAR ENDED DECEMBER 31, 2000

Allowance for
obsolescence of inventories                  $279          $ 62          $ --           $ --           $ (9)          $332

Allowance for
uncollectible accounts                         57            18            --            (48)            --             27

Reserves for maintenance activities            38            52           (55)            --             --             35

Reserves for environmental
remediation costs                              65            24           (19)            --             --             70

Reserves for litigation                        31            --            (2)            --             --             29

YEAR ENDED DECEMBER 31, 1999

Allowance for
obsolescence of inventories                   214            59            --             --              6            279

Allowance for
uncollectible accounts                         19            34            --              4             --             57

Reserves for maintenance activities            31            50           (43)            --             --             38

Reserves for environmental
remediation costs                              23            48            (6)            --             --             65

Reserves for litigation                        --            39            (8)            --             --             31

YEAR ENDED DECEMBER 31, 1998

Allowance for
obsolescence of inventories                   203            40            --             --            (29)           214

Allowance for
uncollectible accounts                          9            12            --             (2)            --             19

Reserves for maintenance activities            35             3            (4)            --             (3)            31

Reserves for environmental
remediation costs                              14            12            (3)            --             --             23

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                    DESCRIPTION
       -------                   -----------
         10.14    Changes to the Deferred Compensation Agreement, dated as of
                  June 2, 1998, between AMR and Edward A. Brennan.

         10.20 Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Armando M. Codina.

         10.25 Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin.

         10.26 Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell.

         10.35    Current form of Stock Option Agreement under the AMR 1998
                  Long-Term Incentive Plan.

         10.52 Performance Share Program for the years 2001 to 2003 under the 1998 Long-Term Incentive Program.

         10.53 Form of Performance Share Program for the years 2001 to 2003 under the 1998 Long-Term Incentive Program.

         10.60    American Airlines, Inc. 2001 Employee Profit Sharing Plan.

         10.66    American Airlines, Inc. 2001 Incentive Compensation Plan for
                  Officers and Key Employees.

         10.74 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Monte E. Ford, dated
                  November 15, 2000.

         10.81 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Susan M. Oliver, dated
                  September 22, 2000.

         10.88 Asset Purchase Agreement, dated as of February 28, 2001, by and between American Airlines, Inc. and Trans World Airlines,
                  Inc.

         10.89    Amendment No. 1 to Amended and Restated Asset Purchase
                  Agreement, dated as of March 9, 2001, by and between American
                  Airlines, Inc. and Trans World Airlines, Inc.

         10.90 Secured Debtor In Possession Credit and Security Agreement dated as of January 10, 2001 among Trans World Airlines, Inc.
                  and AMR Finance, Inc.

         10.91    Letter Agreement/Amendment to Secured Debtor In Possession
                  Credit and Security Agreement dated as of January 11, 2001 between Trans World Airlines, Inc. and AMR Finance, Inc.

         10.92    Letter Agreement/Amendment to Secured Debtor In Possession
                  Credit and Security Agreement dated as of January 26, 2001 between Trans World Airlines, Inc. and AMR Finance, Inc.

         10.93    Letter Agreement/Amendment to Secured Debtor In Possession
                  Credit and Security Agreement dated as of March 7, 2001 between Trans World Airlines, Inc. and AMR Finance, Inc.

         10.94    First Amendment to Secured Debtor In Possession Credit and
                  Security Agreement dated as of March 12, 2001 between Trans
                  World Airlines, Inc. and AMR Finance, Inc.

         12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1996, 1997, 1998, 1999 and 2000.

         21 Significant subsidiaries of the registrant as of December 31, 2000.

         23       Consent of Independent Auditors.