Form 10-Q
period 2001-03-31
AMR CORP
filed 2001-04-24
CIK 6201

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From                      to                     .
                               --------------------    --------------------


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


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


Common Stock, $1 par value - 153,693,678 as of April 17, 2001.


================================================================================

                                      INDEX

                                 AMR CORPORATION


Part I:       FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Statements of Operations -- Three months ended March 31, 2001 and 2000

     Condensed Consolidated Balance Sheets -- March 31, 2001 and December
     31, 2000

     Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2001 and 2000

     Notes to Condensed Consolidated Financial Statements -- March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II:      OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)
--------------------------------------------------------------------------------

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                           2001               2000
                                                         ---------          ---------
REVENUES
    Passenger - American Airlines, Inc.                    $ 3,935          $ 3,774
              - AMR Eagle                                      354              338
    Cargo                                                      176              167
    Other revenues                                             295              298
                                                           -------          -------
      Total operating revenues                               4,760            4,577
                                                           -------          -------

EXPENSES
  Wages, salaries and benefits                               1,746            1,617
  Aircraft fuel                                                686              553
  Depreciation and amortization                                313              288
  Maintenance, materials and repairs                           280              271
  Other rentals and landing fees                               257              237
  Commissions to agents                                        224              257
  Food service                                                 184              185
  Aircraft rentals                                             148              153
  Other operating expenses                                     905              804
                                                           -------          -------
    Total operating expenses                                 4,743            4,365
                                                           -------          -------

OPERATING INCOME                                                17              212

OTHER INCOME (EXPENSE)
  Interest income                                               40               32
  Interest expense                                            (119)            (119)
  Interest capitalized                                          41               38
  SFAS 133 adjustments                                         (21)              --
  Miscellaneous - net                                          (15)              (6)
                                                           -------          -------
                                                               (74)             (55)
                                                           -------          -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                         (57)             157
Income tax provision (benefit)                                 (14)              68
                                                           -------          -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                       (43)              89
INCOME FROM DISCONTINUED OPERATIONS, NET OF
   APPLICABLE INCOME TAXES AND MINORITY INTEREST                --               43
                                                           -------          -------
NET EARNINGS (LOSS)                                        $   (43)         $   132
                                                           =======          =======


Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)
--------------------------------------------------------------------------------

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                              2001               2000
                                                            ---------          ---------
EARNINGS PER SHARE
  Basic
    Income (Loss) from Continuing Operations                 $ (0.28)           $  0.60
    Discontinued Operations                                       --               0.29
                                                             -------            -------
    Net Earnings (Loss)                                      $ (0.28)           $  0.89
                                                             =======            =======

  Diluted
    Income (Loss) from Continuing Operations                 $ (0.28)           $  0.57
    Discontinued Operations                                       --               0.29
                                                             -------            -------
    Net Earnings (Loss)                                      $ (0.28)           $  0.86
                                                             =======            =======


NUMBER OF SHARES USED IN COMPUTATION
  Basic                                                          154                149
                                                             =======            =======
  Diluted                                                        154                154
                                                             =======            =======


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                               March 31,  December 31,
                                                                 2001        2000
                                                               --------   -----------
ASSETS

CURRENT ASSETS
  Cash                                                         $    172    $     89
  Short-term investments                                          1,386       2,144
  Receivables, net                                                1,383       1,303
  Inventories, net                                                  727         757
  Deferred income taxes                                             694         695
  Other current assets                                              211         191
                                                               --------    --------
    Total current assets                                          4,573       5,179

EQUIPMENT AND PROPERTY
  Flight equipment, net                                          14,161      13,721
  Other equipment and property, net                               1,753       1,671
  Purchase deposits for flight equipment                          1,659       1,700
                                                               --------    --------
                                                                 17,573      17,092

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                           1,406       1,448
  Other equipment and property, net                                  96          96
                                                               --------    --------
                                                                  1,502       1,544

Route acquisition costs and airport operating and gate lease
    rights, net                                                   1,131       1,143
Other assets, net                                                 1,755       1,255
                                                               --------    --------
                                                               $ 26,534    $ 26,213
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $  1,261    $  1,267
  Accrued liabilities                                             1,827       2,231
  Air traffic liability                                           2,960       2,696
  Current maturities of long-term debt                              451         569
  Current obligations under capital leases                          245         227
                                                               --------    --------
    Total current liabilities                                     6,744       6,990

Long-term debt, less current maturities                           4,669       4,151
Obligations under capital leases, less current obligations        1,208       1,323
Deferred income taxes                                             2,461       2,385
Other liabilities, deferred gains, deferred
  credits and postretirement benefits                             4,219       4,188

STOCKHOLDERS' EQUITY
  Common stock                                                      182         182
  Additional paid-in capital                                      2,843       2,911
  Treasury stock                                                 (1,771)     (1,865)
  Accumulated other comprehensive income                             72          (2)
  Retained earnings                                               5,907       5,950
                                                               --------    --------
                                                                  7,233       7,176
                                                               --------    --------
                                                               $ 26,534    $ 26,213
                                                               ========    ========


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  19            $ 521

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchase deposits for flight equipment    (847)            (781)
  Debtor-in-possession financing provided to Trans World Airways, Inc.      (312)              --
  Net decrease (increase) in short-term investments                          758             (187)
  Proceeds from:
    Dividend from Sabre Holdings Corporation                                  --              559
    Sale of equipment and property                                           127               80
                                                                           -----            -----
        Net cash used for investing activities                              (274)            (329)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                  (291)            (306)
  Proceeds from:
    Issuance of long-term debt                                               604               97
    Exercise of stock options                                                 25                8
                                                                           -----            -----
        Net cash provided by (used for) financing activities                 338             (201)
                                                                           -----            -----

Net increase (decrease) in cash                                               83               (9)
Cash at beginning of period                                                   89               85
                                                                           -----            -----

Cash at end of period                                                      $ 172            $  76
                                                                           =====            =====


ACTIVITIES NOT AFFECTING CASH:
Distribution of Sabre Holdings Corporation shares to AMR shareholders      $  --            $ 581


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The results of operations and cash flows for Sabre Holdings Corporation (Sabre) have been reflected as discontinued operations in the consolidated financial statements for the three months ended March 31, 2000. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from 2000 have been reclassified to conform with the 2001 presentation.

2. Accumulated depreciation of owned equipment and property at March 31, 2001 and December 31, 2000, was $8.6 billion and $8.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2001 and December 31, 2000, was $1.2 billion.

3. As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues and other cost recovery methods. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

4. As of March 31, 2001, the Company had commitments to acquire the following aircraft: 62 Boeing 737-800s, 23 Boeing 757-200s, 16 Boeing 777-200ERs, 145
     Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of all aircraft continue through 2006. Payments for all aircraft will approximate $2.1 billion during the remainder of 2001, $1.7 billion in 2002, $950 million in 2003 and an aggregate of approximately $1.4 billion in 2004 through 2006.

5. On January 10, 2001, the Company announced three transactions that would substantially increase the scope of its existing network. The first of these transactions was consummated on April 9, 2001 when the Company purchased substantially all of the assets of Trans World Airlines, Inc.
     (TWA) for approximately $625 million in cash (subject to certain working capital adjustments), including the satisfaction of $312 million in debtor-in-possession financing, and assumed certain liabilities. The Company funded the acquisition of TWA's assets with its existing cash and short-term investments.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     As a result of the three transactions announced on January 10, 2001, and for several other reasons, American Airlines, Inc. (American) and American Eagle have initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review, which is expected to be completed during the second quarter of 2001, could result in an impairment charge to be taken by the Company. The size of resulting 2001 charge is not presently known, but may be significant.

6. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $64 million (net of tax of $38 million) in accumulated other comprehensive income in the first quarter of 2001.

     FUEL PRICE RISK MANAGEMENT

     American enters into fuel swap and option contracts to protect against increases in jet fuel prices. These instruments generally have maturities of up to 36 months. In accordance with SFAS 133, the Company accounts for its fuel swap and option contracts as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its fuel hedging contracts in other assets and accumulated other comprehensive income on the consolidated balance sheets. Effective gains or losses on fuel hedging agreements are deferred in accumulated other comprehensive income and are recognized in earnings as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of the fuel hedge agreements is calculated as the excess of the change in the fuel hedge agreements intrinsic value relative to the change in the value of the fuel being hedged. In calculating the ineffective portion of the fuel hedge instrument, the Company excludes the time value component related to any option premiums paid. The time value component related to any option premiums is recognized in earnings during the life of the contract. Both the ineffective portion and time value component of the fuel hedge agreements are recognized as a component of SFAS 133 adjustments on the consolidated statements of operations.

     For the three months ended March 31, 2001, the Company recognized hedging gains of approximately $47 million on fuel used during such period, which are classified in fuel expense on the accompanying consolidated statements of operations. In addition, for the three months ended March 31, 2001, the Company recorded a $21 million loss which is classified as SFAS 133 adjustments on the accompanying consolidated statements of operations. This amount consists of a $31 million loss relating to time value, partially offset by a $10 million gain relating to the ineffectiveness of the fuel hedging agreements. The fair value of the Company's fuel hedging agreements at March 31, 2001, representing the amount the Company would receive to terminate the agreements, totaled $202 million.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------


     INTEREST RATE RISK MANAGEMENT

     American utilizes interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. Under SFAS 133, the Company accounts for its interest rate swap contracts as fair value hedges whereby the fair value of the related interest rate swap agreement is reflected in other assets with the corresponding liability being recorded as a component of long-term debt on the consolidated balance sheets. The Company has no ineffectiveness with regard to its interest rate swap contracts as each interest rate swap agreement meets the criteria for accounting under the short-cut method as defined in SFAS 133 for fair value hedges of debt instruments.

     FOREIGN EXCHANGE RISK MANAGEMENT

     To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. In accordance with SFAS 133, the Company accounts for its currency put option agreements as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its foreign currency put option agreements in other assets and accumulated other comprehensive income on the consolidated balance sheets. Effective gains and loss on currency put option agreements are deferred in accumulated other comprehensive income and are recognized in earnings as a component of passenger revenue when the underlying hedged revenues are recognized. The time value component related to any option premiums is recognized in earnings during the life of the contract as a component of passenger revenue. The Company has no ineffectiveness with regard to its currency put option agreements.

     The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based lease obligations into dollar-based obligations. Under SFAS 133, the Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in other assets and accumulated other comprehensive income on the consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements.

7.   Effective after the close of business on March 15, 2000, AMR distributed
     0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre common stock at the close of business on February 15, 2000. Based upon its approximate 83 percent interest in Sabre, AMR received approximately $559 million of this dividend. The dividend of AMR's entire ownership interest in Sabre's common stock resulted in a reduction to AMR's retained earnings in March of 2000 equal to the carrying value of the Company's investment in Sabre on March 15, 2000, which approximated $581 million.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     The results of operations for Sabre have been reflected in the consolidated statements of operations as discontinued operations. Other summarized financial information of discontinued operations for the three months ended March 31, 2000, is as follows (in millions):

       Revenues                                   $542
       Minority interest                            10
       Income taxes                                 36
       Net income                                   43

8. The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ----------       -----------
NUMERATOR:
   Income (loss) from  continuing  operations - numerator for
     basic and diluted earnings per share                                  $  (43)           $  89
                                                                           ======            =====

DENOMINATOR:
   Denominator for basic earnings (loss) per share -
     weighted-average shares                                                  154              149

   Effect of dilutive securities:
     Employee options and shares                                               --               14
     Assumed treasury shares purchased                                         --               (9)
                                                                           ------            -----
   Dilutive potential common shares                                            --                5

   Denominator for diluted earnings (loss) per share -
     adjusted weighted-average shares                                         154              154
                                                                           ======            =====

Basic earnings (loss) per share from continuing operations
                                                                           $(0.28)           $0.60
                                                                           ======            =====
Diluted earnings (loss) per share from continuing operations
                                                                           $(0.28)           $0.57
                                                                           ======            =====

For the three months ended March 31, 2001, approximately 14 million dilutive potential shares were not added to the denominator because inclusion of such shares would be antidilutive.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

9. The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. For the three months ended March 31, 2001 and 2000, comprehensive income was $31 million and $132 million, respectively. The difference between net loss and comprehensive income for the three months ended March 31, 2001, is as follows (in millions):

       Net loss                                                                                           $  (43)

            Cumulative effect of adoption of SFAS 133 as of January 1,
              2001, net of tax of $38                                                     $   64
            Reclassification of derivative financial instruments into
              earnings, net of tax of $20                                                    (34)
            Reclassification of SFAS 133 time value adjustments into earnings,
              net of tax of $5                                                                 9
            Change in fair value of derivative financial instruments, net
              of tax of $20                                                                   32
                                                                                          ------
                Accumulated derivative gain included in other
                  comprehensive income, net of tax of $42                                                     71
            Unrealized gain on available-for-sale securities, net of tax
              of $1                                                                                            3
                                                                                                          ------

       Comprehensive income                                                                               $   31
                                                                                                          ======

     As of March 31, 2001, the Company estimates during the next twelve months it will reclassify from accumulated other comprehensive income into earnings approximately $63 million (net of tax of $38 million) relating to its derivative financial instruments.

10. During 2001, American and American Eagle entered into various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on LIBOR plus a spread and mature over various periods of time, ranging from 2013 to 2021. As of March 31, 2001, the Company had borrowed approximately $604 million under these agreements.

11. In April 2001, the Board of Directors of American approved the guarantee by American of AMR's existing debt obligations. As such, American will unconditionally guarantee through the life of the related obligations approximately $900 million of unsecured debt, approximately $700 million of secured debt and approximately $1.6 billion of special facility revenue bonds issued by municipalities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

SUMMARY AMR's loss from continuing operations during the first quarter of 2001 was $43 million, or $0.28 loss per share, as compared to income from continuing operations of $89 million, or $0.57 per share diluted, for the same period in 2000. AMR's operating income of $17 million decreased $195 million compared to the same period in 2000.

The Company's REVENUES increased $183 million, or 4.0 percent, in the first quarter of 2001 versus the same period last year. American's PASSENGER REVENUES increased by 4.3 percent, or $161 million. American's YIELD (the average amount one passenger pays to fly one mile) of 14.88 cents increased by 6.7 percent compared to the same period in 2000. Domestic yields increased 6.6 percent from the first quarter of 2000. International yields increased 6.8 percent, primarily due to an increase of 7.9 percent and 7.1 percent in European and Latin American yields, respectively, partially offset by a decrease of approximately 1.0 percent in Pacific yields. Yields were up year-over-year largely due to fare increases enacted over the course of 2000.

American's traffic or REVENUE PASSENGER MILES (RPMs) decreased 2.1 percent to
26.5 billion miles for the quarter ended March 31, 2001. American's capacity or AVAILABLE SEAT MILES (ASMs) of 39.0 billion miles decreased 2.6 percent compared to the first quarter of 2000. American's domestic traffic decreased 3.7 percent on a capacity decrease of 2.7 percent and international traffic increased 1.4 percent on a capacity decrease of 2.4 percent. The decrease in domestic traffic was due to a slowing U.S. economy, softening the demand for air travel. The increase in international traffic was driven by a 6.9 percent increase in traffic to the Pacific on a capacity decrease of 3.5 percent, a 0.7 percent increase in traffic to Europe on a capacity increase of 0.1 percent and a 0.9 percent increase in traffic to Latin America on a capacity decrease of 4.1 percent. The overall decrease in capacity was due primarily to the Company's More Room Throughout Coach program, partially offset by an increase in the number of aircraft.

The Company's OPERATING EXPENSES increased 8.7 percent, or $378 million. American's cost per ASM increased 11.7 percent to 11.21 cents, partially driven by a reduction in ASMs due to the Company's More Room Throughout Coach program. Adjusted for this program, American's cost per ASM grew approximately 5.7 percent. WAGES, SALARIES AND BENEFITS increased 8.0 percent, or $129 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts, partially offset by a decrease in provision for profit-sharing of approximately $28 million. AIRCRAFT FUEL expense increased 24.1 percent, or $133 million, due to a 21.5 percent increase in the Company's average price per gallon and a 2.2 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $47 million recognized during the first quarter of 2001 related to the Company's fuel hedging program. COMMISSIONS TO AGENTS decreased 12.8 percent, or $33 million, despite an increase of approximately 4.3 percent in passenger revenues, due primarily to the continued benefit from commission structure changes implemented in 2000 and a decrease in the percentage of commissionable transactions. Other operating expense increased 12.6 percent, or $101 million, due primarily to increases in external contract maintenance, outsourced services, data processing, and travel and incidental costs.

OTHER INCOME (EXPENSE), historically a net expense, increased $19 million, or
34.5 percent, due to an increase in interest income of $8 million, or 25.0 percent, relating primarily to the Trans World Airlines, Inc. (TWA) debtor-in-possession financing which partially offsets approximately $21 million of SFAS 133 adjustments as a result of the Company's ineffectiveness and time-value adjustments associated with its fuel hedging program (see Footnote 6 to the condensed consolidated financial statements) and an increase of $9 million in miscellaneous-net relating primarily to the write-down of certain investments held by the Company.

The effective tax rates for the three months ended March 31, 2001 and 2000 were based upon the operating results for such periods. As such, the effective tax rates do not represent estimated annual effective tax rates.

  OPERATING STATISTICS

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2001            2000
                                                           ----------       -----------
AMERICAN AIRLINES
    Revenue passenger miles (millions)                       26,452           27,022
    Available seat miles (millions)                          38,977           40,020
    Cargo ton miles (millions)                                  549              546
    Passenger load factor                                      67.9%            67.5%
    Breakeven load factor                                      67.7%            63.7%
    Passenger revenue yield per passenger mile (cents)        14.88            13.95
    Passenger revenue per available seat mile (cents)         10.10             9.42
    Cargo revenue yield per ton mile (cents)                  31.68            30.32
    Operating expenses per available seat mile (cents)        11.21            10.04
    Fuel consumption (gallons, in millions)                     743              730
    Fuel price per gallon (cents)                              87.6             72.1
    Fuel price per gallon, excluding fuel taxes (cents)        82.0             66.6
    Operating aircraft at period-end                            719              703

AMR EAGLE
    Revenue passenger miles (millions)                          860              861
    Available seat miles (millions)                           1,588            1,514
    Passenger load factor                                      54.2%            56.9%
    Operating aircraft at period-end                            267              271

Operating aircraft at March 31, 2001, included:

 AMERICAN AIRLINES AIRCRAFT:                                         AMR EAGLE AIRCRAFT:
 Airbus A300-600R                                       35           ATR 42                                        30
 Boeing 727-200                                         58           Embraer 135                                   40
 Boeing 737-800                                         58           Embraer 145                                   50
 Boeing 757-200                                        102           Super ATR                                     43
 Boeing 767-200                                          8           Saab 340                                      79
 Boeing 767-200 Extended Range                          22           Saab 340B Plus                                25
 Boeing 767-300 Extended Range                          49                                                      -----
 Boeing 777-200 Extended Range                          31              Total                                     267
 Fokker 100                                             75                                                      =====
 McDonnell Douglas MD-11                                 6
 McDonnell Douglas MD-80                               272
 McDonnell Douglas MD-90                                 3
                                                   -------
    Total                                              719
                                                   =======

Average aircraft age is 10.8 years for American's aircraft and 6.3 years for AMR Eagle aircraft.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES in the three-month period ended March 31, 2001 was $19 million, a decrease of $502 million over the same period in 2000, due primarily to a decrease in the Company's working capital and a decrease in income from continuing operations. Capital expenditures for the first three months of 2001 were $847 million, and included the acquisition of seven Boeing 737-800s, four Boeing 777-200ERs and seven Embraer 135 aircraft. These capital expenditures were financed primarily through secured mortgage and debt agreements.

     As of March 31, 2001, the Company had commitments to acquire the following aircraft: 62 Boeing 737-800s, 23 Boeing 757-200s, 16 Boeing 777-200ERs, 145
Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of all aircraft continue through 2006. Payments for all aircraft will approximate $2.1 billion during the remainder of 2001, $1.7 billion in 2002, $950 million in 2003 and an aggregate of approximately $1.4 billion in 2004 through 2006. The Company expects to fund its remaining 2001 capital expenditures from the Company's existing cash and short-term investments, internally generated cash or new financing depending upon market conditions and the Company's evolving view of its long-term needs.

OTHER INFORMATION

On January 10, 2001, the Company announced three transactions that would substantially increase the scope of its existing network. The first of these transactions was consummated on April 9, 2001 when the Company purchased substantially all of the assets of TWA for approximately $625 million in cash (subject to certain working capital adjustments), including the satisfaction of $312 million in debtor-in-possession financing, and assumed certain liabilities. The Company funded the acquisition of TWA's assets with its existing cash and short-term investments. The Company does not expect the acquisition of TWA to have a significantly accretive or dilutive impact on the Company's 2001 earnings. Although TWA has historically reported net losses and the acquisition of TWA will result in the incurrence of integration costs, the Company expects to realize certain synergies from the acquisition, including, among other things, improved passenger revenues and a reduction in rental expense from the renegotiated lease obligations.

     Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways Group, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger, which is no longer expected to occur in the second quarter of 2001. Also, the acquisition of aircraft is dependent upon certain rights of United to exclude aircraft from the transactions and also is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

     Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, D.C. Air, LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport (DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways and upon execution of definitive documentation between DC Air and United (which has not yet occurred).

     As a result of the above transactions, and for several other reasons, American and American Eagle have initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review, which is expected to be completed during the second quarter of 2001, could result in an impairment charge to be taken by the Company. The size of any resulting 2001 charge is not presently known, but may be significant.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward- looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except as discussed below.

     Based on projected fuel usage for the next twelve months, including the Company's estimated fuel consumption for TWA based upon TWA's actual average consumption for the twelve months ended September 30, 2000, a hypothetical 10 percent increase in the March 31, 2001 cost per gallon of fuel would result in an increase to the Company's aircraft fuel expense of approximately $204 million for the next twelve months, net of fuel hedge instruments outstanding at March 31, 2001. The change in market risk from December 31, 2000 is due primarily to the estimated fuel consumption of TWA, partially offset by a decrease in fuel prices. As of March 31, 2001, the Company, including the estimated fuel consumption of TWA, has hedged approximately 40 percent of its remaining 2001 fuel requirements, 22 percent of its 2002 fuel requirements, and approximately 11 percent of its 2003 fuel requirements.

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

     As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys fees and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. On September 28, 2000 and February 23, 2001, the court has held several hearings on the fairness of the settlement and the request for fees by the plaintiffs' attorneys. The court has not yet ruled on these issues.

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

                                     PART II

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2001 and 2000.

Form 8-Ks filed under Item 5 - Other Events

       On January 10, 2001, AMR filed a report on Form 8-K relative to a press release issued to announce that American Airlines, Inc. had agreed (i) to purchase substantially all of the assets of Trans World Airlines, Inc., (ii) to acquire certain key strategic US Airways, Inc. assets, and (iii) to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air.

       On January 17, 2001, AMR filed a report on Form 8-K relative to a press release issued to report the Company's fourth quarter and full year 2000 earnings.

       On March 8, 2001, AMR filed a report on Form 8-K to announce that on March 7, 2001, American Airlines, Inc. increased its $500 million cash offer for certain assets of Trans World Airlines, Inc.

       On March 13, 2001, AMR filed a report on Form 8-K relative to a press release issued to announce the acceptance of American Airlines, Inc. bid for Trans World Airways, Inc.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

       On February 1, 2001, AMR filed a report on Form 8-K to announce various upcoming AMR senior executive speeches.

       On February 21, 2001, AMR filed a report on Form 8-K relative to certain data regarding its fleet plan, unit costs, capacity, traffic and fuel.

       On March 15, 2001, AMR filed a report on Form 8-K relative to certain data regarding its unit costs, capacity, traffic and fuel, and a monthly update.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMR CORPORATION




Date:  April 23, 2001            BY:   /s/ Thomas W. Horton
                                       ----------------------------------------
                                       Thomas W. Horton
                                       Senior Vice President and Chief Financial
                                         Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
12       Computation of ratio of earnings to fixed charges for the three months ended March 31, 2001 and 2000.