Form 10-Q
period 2001-06-30
AMR CORP
filed 2001-08-13
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001.


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


Common Stock, $1 par value - 154,407,819 as of August 1, 2001.

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2001 and 2000

  Condensed Consolidated Balance Sheets -- June 30, 2001 and  December
  31, 2000

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000

  Notes to Condensed Consolidated Financial Statements -- June 30, 2001

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                2001        2000        2001        2000
Revenues
Passenger - American Airlines  $3,974     $4,191      $7,909      $7,965
          - TWA LLC               671          -         671          -
          - American Eagle        409        368         763         706
Cargo                             190        180         366         347
Other revenues                    339        272         634         570
Total operating revenues        5,583      5,011      10,343       9,588


Expenses
  Wages, salaries and benefits  2,126      1,674       3,872       3,291
  Aircraft fuel                   842        567       1,549       1,120
  Depreciation and amortization   352        294         665         582
  Maintenance, materials
   and repairs                    298        272         578         543
  Other rentals and landing fees  320        256         577         493
  Commissions to agents           260        273         484         530
  Food service                    218        198         402         383
  Aircraft rentals                226        151         374         304
  Asset impairment charge         685          -         685           -
  Other operating expenses      1,016        809       1,921       1,613
    Total operating expenses    6,343      4,494      11,107       8,859
Operating Income (Loss)          (760)       517        (764)        729

Other Income (Expense)
  Interest income                  24         34          64          66
  Interest expense               (132)      (115)       (251)       (234)
  Interest capitalized             38         36          79          74
  Miscellaneous - net              37         50          22          44
                                  (33)         5         (86)        (50)
Income (Loss) From Continuing
Operations Before Income Taxes   (793)       522        (850)        679
Income tax provision (benefit)   (286)       201        (300)        269
Income (Loss) From Continuing
Operations                       (507)       321        (550)        410
Income From Discontinued
Operations, net of applicable
income taxes and minority
interest                            -          -           -          43
Net Earnings (Loss)             $(507)     $ 321      $ (550)     $  453


Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited) (In millions, except per share amounts)

                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                                2001       2000        2001        2000
Earnings (Loss) Applicable to
Common Shares                 $(507)     $ 321         $ (550)   $   453

Earnings (Loss) Per Share
Basic
Income (Loss) from
Continuing Operations         $(3.29)    $ 2.15        $(3.58)   $ 2.75
Discontinued Operations           -           -           -        0.29
Net Earnings (Loss)           $(3.29)    $  2.15       $(3.58)   $ 3.04

Diluted
Income (Loss) from
Continuing Operations         $(3.29)    $  1.96       $(3.58)   $  2.58
Discontinued Operations           -           -           -         0.27
Net Earnings (Loss)           $(3.29)    $  1.96       $(3.58)   $  2.85

Number of Shares Used in
Computation
Basic                            154         150          154        149
Diluted                          154         164          154        159























The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             June 30,      December 31,
                                               2001          2000
Assets
Current Assets
  Cash                                      $    265       $    89
  Short-term investments                       1,222         2,144
  Receivables, net                             1,670         1,303
  Inventories, net                               883           757
  Deferred income taxes                          695           695
  Other current assets                           439           191
    Total current assets                       5,174         5,179

Equipment and Property
  Flight equipment, net                       14,670        13,721
  Other equipment and property, net            1,887         1,671
  Purchase deposits for flight equipment       1,599         1,700
                                              18,156        17,092

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,757         1,448
  Other equipment and property, net               95            96
                                               1,852         1,544

Route acquisition costs and airport
 operating and gate lease rights, net          1,411         1,143
Other assets, net                              2,409         1,255
                                            $ 29,002      $ 26,213

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $  1,495       $ 1,267
  Accrued liabilities                          2,357         2,231
  Air traffic liability                        3,429         2,696
  Current maturities of long-term debt           301           569
  Current obligations under capital leases       312           227
    Total current liabilities                  7,894         6,990

Long-term debt, less current maturities        5,554         4,151
Obligations  under capital leases, less
 current obligations                           1,613         1,323
Deferred income taxes                          2,341         2,385
Postretirement benefits                        2,399         1,706
Other liabilities, deferred gains and
 deferred credits                              2,461         2,482

Stockholders' Equity
  Common stock                                   182           182
  Additional paid-in capital                   2,816         2,911
  Treasury stock                              (1,728)       (1,865)
  Accumulated other comprehensive income          68            (2)
  Retained earnings                            5,402         5,950
                                               6,740         7,176
                                            $ 29,002       $26,213

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                              Six Months Ended June 30,
                                                2001           2000

Net Cash Provided by Operating Activities       $  885         $  1,809

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                (2,124)          (1,917)
  Acquisition of Trans World Airlines, Inc.       (742)              -
  Other investments and miscellaneous               (6)             (41)
  Net decrease (increase) in
   short-term investments                          922             (563)
  Proceeds from:
    Sale of equipment and property                 206              159
    Dividend from Sabre Holdings Corporation         -              559
    Sale of other investments                        -               94
        Net cash used for investing activities  (1,744)          (1,709)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                              (586)            (364)
  Proceeds from:
    Issuance of long-term debt                   1,587              286
    Exercise of stock options                       34               21
Net cash provided by (used for)
 financing activities                            1,035              (57)

Net increase in cash                               176               43
Cash at beginning of period                         89               85

Cash at end of period                           $  265         $    128


Activities Not Affecting Cash:
Distribution of Sabre Holdings Corporation      $    -         $    581
shares to AMR shareholders
















The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of both normal recurring accruals and the asset impairment charge as discussed in footnote 8, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The results of operations and cash flows for Sabre Holdings Corporation (Sabre) have been reflected as discontinued operations in the consolidated financial statements for the six months ended June 30, 2000. Results of operations  for  the  periods presented herein are  not  necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified to conform with the 2001 presentation.

2.Accumulated  depreciation of owned equipment and  property  at  June
  30, 2001 and December 31, 2000, was $8.8 billion and $8.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2001 and December 31, 2000, was $1.2 billion.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Miami International Airport Authority is currently investigating and remediating various environmental conditions at the Miami International Airport (the Airport) and
  funding   the  remediation  costs  through  various  cost   recovery
  methods.   American  Airlines, Inc. (American) and  AMR  Eagle  have
  been   named   as   potentially  responsible  parties   (PRPs)   and
  contributors to the contamination. During the second quarter of 2001, the Airport filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

4.As  of June 30, 2001, the Company had commitments to acquire the following aircraft: 55 Boeing 737-800s, 19 Boeing 757-200s, 15 Boeing 767-300ERs, 12 Boeing 777-200ERs, 139 Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of all aircraft continue through 2006. Payments for all aircraft will approximate $1.5 billion during the remainder of 2001, $2.2 billion in 2002, $1.5 billion in 2003 and an aggregate of approximately $1.3 billion in 2004 through 2006.

5.During  2001,  American  and  AMR Eagle entered  into  various  debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable (based on LIBOR plus a spread) and mature over various periods of time, ranging from 2013 to 2021. As of June 30, 2001, the Company had borrowed approximately $1.6 billion under these agreements.

6.In April 2001, the Board of Directors of American approved the guarantee by American of AMR's existing debt obligations. As such, as of June 30, 2001, American will unconditionally guarantee through the life of the related obligations approximately $700 million of unsecured debt, approximately $700 million of secured debt and approximately $1.6 billion of special facility revenue bonds issued by municipalities.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.On April 9, 2001, the Company purchased substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $742 million in cash (subject to certain working capital adjustments) and assumed certain liabilities, including TWA's postretirement benefit other than pension liability. The $742 million includes the $625 million purchase price paid to TWA and various other acquisition costs, primarily the purchase of aircraft security deposits and prepaid rent. TWA was the eighth largest U.S. carrier, with a primary domestic hub in St. Louis. The Company funded the acquisition of TWA's assets with its existing cash and short-term investments. The acquisition of TWA was accounted for under the purchase method of accounting and, accordingly, the operating results of TWA since the
  date   of   acquisition  have  been  included  in  the  accompanying
  consolidated financial statements for the three and six-month periods ended June 30, 2001.

  The accompanying consolidated financial statements reflect the preliminary allocation of the purchase price, which was based on estimated fair values of the assets acquired and liabilities assumed, and is subject to adjustments when additional information concerning asset and liability valuations are finalized. The preliminary excess purchase price over the estimated fair values of the net assets acquired resulted in goodwill in excess of $800 million, which is being amortized on a straight-line basis over 40 years. However, effective January 1, 2002, the Company will discontinue the amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

  The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition had occurred as of January 1, 2000 (in millions, except per share amounts):

                                              Six Months Ended
                                                  June 30,
                                              2001        2000
  Operating revenues                         $11,241     $11,416
  Income (loss) from continuing operations      (531)        459
  Net earnings (loss)                           (531)        502
  Earnings (loss) per share - diluted        $ (3.45)    $  3.16

  The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only. These amounts are not indicative of the combined results which would have occurred had the transaction actually been consummated on the date indicated above and are not indicative of the consolidated results of operations which may occur in the future.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.In  conjunction  with  the  acquisition  of  TWA  and  the  proposed transactions announced on January 10, 2001, coupled with a revision to the Company's fleet plan to accelerate the retirement dates of its Fokker 100, Saab 340 and ATR 42 aircraft, the Company determined that the estimated future undiscounted cash flows expected to be generated by its Fokker 100, Saab 340 and ATR 42 aircraft fleets would be less than their carrying amount and therefore, these aircraft were impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $685 million ($430 million after-tax) relating to the write-down of the carrying value of 71 Fokker 100 aircraft, 74 Saab 340 aircraft and 20 ATR 42 aircraft and related rotables to their estimated fair market values. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In addition, in determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft. As a result of the writedown of these aircraft to fair market value, as well as the acceleration of their retirement dates and changes in salvage values, depreciation and amortization expense will decrease by approximately $18 million on an annualized basis.

9.The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  2001       2000       2001      2000
   Numerator:
  Income     (loss)     from
   continuing  operations  -
   numerator  for basic  and
   diluted earnings per share    $(507)     $  321     $(550)    $  410

  Denominator:
  Denominator for basic
   earnings (loss) per share
   - weighted-average shares       154         150       154        149

  Effect of dilutive securities:
  Employee options and shares        -          32         -         23
  Assumed treasury shares
   purchased                         -         (18)        -        (13)
  Dilutive potential shares          -          14         -         10

  Denominator  for   diluted
   earnings (loss) per share -
   adjusted weighted-average
   shares                          154         164       154       159

  Basic earnings (loss) per
   share from continuing
   operations                   $(3.29)     $ 2.15    $(3.58)   $ 2.75
  Diluted earnings (loss)
   per share from
   continuing operations        $(3.29)     $ 1.96    $(3.58)   $ 2.58

  For the three and six months ended June 30, 2001, approximately 14 million dilutive potential shares were not added to the denominator because inclusion of such shares would be antidilutive.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.During the second quarter of 2001, the Company changed the manner in which it measured ineffectiveness for its fuel option contracts. Effective June 1, 2001, the measurement is based on the change in the total value of the option relative to the change in the value of the fuel being hedged. In conjunction therewith, the Company reclassified the ineffective component of its fuel hedge agreements from other income (expense) to fuel expense on the accompanying consolidated statements of operations.

  For the three and six months ended June 30, 2001, the Company recognized net gains of approximately $12 million and $37 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. This compares to net gains recognized by the Company of approximately $110 million and $232 million, respectively, for the three and six months ended June 30, 2000. (The amounts for 2001 and 2000 are not comparable in that the 2001 amounts reflect the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133); the 2000 amounts do not.) The fair value of the Company's fuel hedging agreements at June 30, 2001, representing the amount the Company would receive to terminate the agreements, totaled $203 million.

11.The Company includes unrealized gains and losses on available-for-
  sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income (loss). For the three and six months ended June 30, 2001, comprehensive loss was $511 million and $480 million, respectively. The difference between net loss and comprehensive loss for the six months ended June 30, 2001 is due primarily to the cumulative effect of the adoption of SFAS 133 and
  the   on-going  fair  value  adjustments  of  derivative   financial
  instruments under SFAS 133, net of the reclassification into earnings of the Company's derivative financial instruments.

  As of June 30, 2001, the Company estimates during the next twelve months it will reclassify from accumulated other comprehensive income into earnings approximately $60 million (net of tax of $35 million) relating to its derivative financial instruments.

12.During  1999,  the  Company entered into  an  agreement  with
  priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a pre-tax gain of $57 million ($36 million after-tax), which is included in Miscellaneous - net on the consolidated statements of operations.

13.Effective  after the close of business on March  15,  2000,  AMR distributed 0.722652 shares of Sabre Class A common stock for each share of AMR stock owned by AMR's shareholders. The record date for the dividend of Sabre stock was the close of business on March 1, 2000. In addition, on February 18, 2000, Sabre paid a special one-time cash dividend of $675 million to shareholders of record of Sabre
  common  stock at the close of business on February 15, 2000.   Based
  upon its approximate 83 percent interest in Sabre, AMR received approximately $559 million of this dividend. The dividend of AMR's entire ownership interest in Sabre's common stock resulted in a reduction to AMR's retained earnings in March of 2000 equal to the carrying value of the Company's investment in Sabre on March 15, 2000, which approximated $581 million.

  The results of operations for Sabre have been reflected in the consolidated statements of operations as discontinued operations. Other summarized financial information of discontinued operations for the six months ended June 30, 2000 is as follows (in millions):

    Revenues                               $   542
    Minority interest                           10
    Income taxes                                36
    Net income                                  43

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2001 and 2000

Summary AMR's net loss for the three months ended 2001 was $507 million, or $3.29 loss per share, as compared to net earnings of $321 million, or $1.96 per share diluted, for the same period in 2000. AMR's operating loss for the second quarter of 2001 was $760 million, compared to operating income of $517 million for the second quarter
of  2000.   As  discussed in footnote 7 to the condensed consolidated
financial statements, on April 9, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA since the date of acquisition have been included in the accompanying consolidated financial statements for the three month period ended June 30, 2001. In addition, AMR's second quarter 2001 results include: (i) a $430 million after-tax charge, or $2.79 per share, related to the writedown of the carrying value of its Fokker 100, Saab 340 and ATR-42 aircraft and related rotables in accordance with SFAS 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see footnote 8 to the condensed consolidated financial statements), and (ii) a $29 million after-tax gain, or $0.19 per share, from the settlement of a legal matter related to the Company's 1999 labor disruption. AMR's second quarter
2000 results include an approximate $36 million after-tax gain, or $0.21 per share diluted, related to the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated (priceline) common stock.

The Company's revenues increased $572 million, or 11.4 percent, in the second quarter of 2001 versus the same period last year. However, excluding TWA's revenues for the period April 10, 2001 through June 30, 2001, the Company's revenues would have decreased by approximately $173 million versus the same period last year. During the second quarter of 2001, the Company's results were impacted by a slowing U.S. economy, dampening the demand for business travel both domestically and internationally, and an increase in fare sale activity compared to the same period in 2000.

American's passenger revenues decreased by 5.2 percent, or $217 million. American's yield (the average amount one passenger pays to fly one mile) of 13.47 cents decreased by 2.1 percent compared to the same period in 2000. Domestic yields decreased 2.3 percent from the second quarter of 2000. International yields decreased 1.4 percent, primarily due to a decrease of 12.3 percent and 3.3 percent in Pacific and European yields, respectively, partially offset by an increase of approximately 3.4 percent in Latin American yields.

American's traffic or revenue passenger miles (RPMs) decreased 3.1 percent to 29.5 billion miles for the quarter ended June 30, 2001. American's capacity or available seat miles (ASMs) of 41.0 billion miles increased 2.3 percent compared to the second quarter of 2000. As a result, American's load factor dropped 4 points year-over-year. American's domestic traffic decreased 4.7 percent on a capacity increase of 2.1 percent while international traffic increased 0.2 percent on a capacity increase of 2.7 percent. International activity included a 17.2 percent increase in traffic to the Pacific on a capacity increase of 18.5 percent, a 1.7 percent decrease in traffic to Europe on a capacity increase of 5.2 percent, and a 1.7 percent decrease in traffic to Latin America on a capacity decrease of 2.5 percent. The overall increase in capacity was due primarily to an increase in the number of aircraft, partially offset by the Company's More Room Throughout Coach program.

TWA's passenger revenues were $671 million for the period April 10, 2001 through June 31, 2001. TWA's traffic was 5.7 billion RPMs while capacity was 8.0 billion ASMs.

AMR Eagle's passenger revenues increased 11.1 percent, or $41 million. The increase in passenger revenues resulted from a 3.5 percent increase in passenger yield and a 7.2 percent increase in traffic, due to the continued addition of regional jets and steps taken to improve the carrier's network.

Other revenues increased $67 million, or 24.6 percent, due primarily to the addition of TWA.

The   Company's  operating  expenses  increased  41.1   percent,   or
approximately $1.9 billion, and included approximately  $757  million related  to  TWA's operations for the period April 10,  2001  through
June  30,  2001.   American's cost per ASM increased 6.4  percent  to
10.98  cents, excluding the impact of the second quarter  2001  asset
impairment  charge.   The increase in American's  cost  per  ASM  was
driven  partially  by a reduction in ASMs due to the  Company's  More
Room Throughout Coach program.  Adjusted for this program, American's cost  per  ASM  grew approximately 2.9 percent, excluding  the  asset
impairment  charge.   Wages,  salaries and  benefits  increased  27.0
percent,  or  $452 million, and included approximately  $286  million
related   to  the  addition  of  TWA.   The  remaining  increase   of
approximately $166 million related primarily to an increase in the average number of equivalent employees and contractual wage rate and
seniority   increases  that  are  built  into  the  Company's   labor
contracts.   During the second quarter of 2001, the Company  recorded
approximately $170 million in additional wages, salaries and benefits related to the Company's tentative labor contracts. This was mostly offset by a $144 million decrease in the provision for profit-sharing as  compared to the corresponding period in the prior year.  Aircraft fuel  expense  increased 48.5 percent, or $275 million, and  included
approximately  $121  million related to the  addition  of  TWA.   The
increase  in aircraft fuel expense was due to a 22.3 percent increase in the Company's average price per gallon and a 21.2 percent increase in the Company's fuel consumption, including TWA. Depreciation and amortization expense increased 19.7 percent, or $58 million, due primarily to the addition of new aircraft and an increase of approximately $25 million related to TWA. Other rentals and landing fees increased $64 million, or 25 percent, primarily due to the addition of TWA. Commissions to agents decreased 4.8 percent, or $13 million, and included approximately $31 million related to TWA. Despite an increase of approximately 10.9 percent in combined passenger revenues - including TWA - the Company continued to benefit from  commission structure changes implemented in 2000 and a decrease
in  the  percentage  of  commissionable transactions.   Food  service
increased 10.1 percent, or $20 million, due primarily to the addition of TWA. Aircraft rentals increased $75 million, or 49.7 percent, due to the addition of TWA aircraft. The asset impairment charge of $685 million relates to the writedown of the carrying value of the Company's Fokker 100, Saab 340 and ATR-42 aircraft and related rotables (see footnote 8 to the condensed consolidated financial statements). Other operating expense increased 25.6 percent, or $207 million, and included approximately $131 million related to TWA. The remaining increase is due primarily to increases in data processing, outsourced services, travel and incidental, and external contract maintenance costs.

Other income (expense), historically a net expense, increased $38 million due to a decrease in interest income of $10 million, or 29.4 percent, from the Company's lower investment balances, an increase of $17 million in interest expense resulting from an increase in long-term debt, and a decrease of $13 million in miscellaneous-net relating primarily to the $57 million gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000 versus a $45 million gain during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption.


OPERATING STATISTICS                          Three Months Ended June 30,
                                                   2001            2000
American Airlines
    Revenue passenger miles (millions)           29,506          30,449
    Available seat miles (millions)              41,016          40,095
    Cargo ton miles (millions)                      574             571
    Passenger load factor                          71.9%           75.9%
    Breakeven load factor (*)                      74.2%           65.6%
    Passenger revenue yield per passenger
     mile (cents)                                 13.47           13.76
    Passenger revenue per available seat
     mile (cents)                                  9.69           10.45
    Cargo revenue yield per ton mile (cents)      30.01           31.04
    Operating expenses per available seat
     mile (cents) (*)                             10.98           10.32
    Fuel consumption (gallons, in millions)         784             759
    Fuel price per gallon (cents)                  86.8            71.0
    Fuel price per gallon, excluding fuel
     taxes (cents)                                 81.3            65.9
    Operating aircraft at period-end                724             712

TWA
    Revenue passenger miles (millions)            5,682
    Available seat miles (millions)               8,028
    Passenger load factor                          70.8%
    Passenger revenue yield per passenger
     mile (cents)                                 11.81
    Passenger revenue per available seat
     mile (cents)                                  8.36
    Operating expenses per available seat
     mile (cents)                                  9.43
    Operating aircraft at period-end               180

AMR Eagle
    Revenue passenger miles (millions)           1,030              961
    Available seat miles (millions)              1,680            1,546
    Passenger load factor                         61.3%            62.2%
    Operating aircraft at period-end               271              272

Operating aircraft at June 30, 2001, included:

American Airlines Aircraft:            TWA Aircraft:
Airbus A300-600R              35       Boeing 717-200                     23
Boeing 727-200                55       Boeing 757-200                     27
Boeing 737-800                65       Boeing 767-300 Extended Range       9
Boeing 757-200               106       McDonnell Douglas MD-80           103
Boeing 767-200                 8       McDonnell Douglas DC-9             18
Boeing 767-200 Extended                  Total                           180
 Range                        22
Boeing 767-300 Extended
 Range                        49
Boeing 777-200 Extended
 Range                        35     AMR Eagle Aircraft:
Fokker 100                    74       ATR 42                             30
McDonnell Douglas MD-11        5       Embraer 135                        40
McDonnell Douglas MD-80      270       Embraer 145                        56
                             724       Super ATR                          43
                                       Saab 340                           77
                                       Saab 340B Plus                     25
                                         Total                           271

Average aircraft age is 10.9 years for American's aircraft, 9.8 years for TWA aircraft, and 6.4 years for AMR Eagle aircraft.

(*)  Excludes the second quarter 2001 asset impairment charge.

For the Six Months Ended June 30, 2001 and 2000

Summary AMR's net loss for the six months ended June 30, 2001 was $550 million, or $3.58 loss per share. This compares with income from continuing operations of $410 million, or $2.58 per share diluted, for the same period in 2000. AMR's operating loss for the six months ended June 30, 2001 was $764 million, compared to
operating  income of $729 million for the same period  in  2000.   On
April 9, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of TWA. Accordingly, the operating results of TWA since the date of acquisition have been included in the accompanying consolidated financial statements for the six month period ended June 30, 2001. In addition, AMR's 2001 results include:
(i) a $430 million after-tax charge, or $2.79 per share, related to the writedown of the carrying value of its Fokker 100, Saab 340 and ATR-42 aircraft and related rotables, and (ii) a $29 million after-tax gain, or $0.19 per share, from the settlement of a legal matter related to the Company's 1999 labor disruption. AMR's 2000 results include an approximate $36 million after-tax gain, or $0.21 per share diluted, related to the sale of the Company's warrants to purchase 5.5 million shares of priceline common stock.

The Company's revenues increased approximately $755 million, or 7.9 percent, during the first six months of 2001 versus the same period last year. However, excluding TWA's revenues for the period April 10, 2001 through June 30, 2001, the Company's revenues would have remained flat versus the same period last year. The Company's 2001 results were impacted by a slowing U.S. economy, dampening the demand for business travel both domestically and internationally.

American's passenger revenues decreased by 0.7 percent, or $56 million. American's yield of 14.13 cents increased by 1.9 percent compared to the same period in 2000. Domestic yields increased 2.0 percent from the first six months of 2000. International yields increased 2.5 percent, reflecting an increase of 5.3 percent and 1.4 percent in Latin American and European yields, respectively, partially offset by a decrease of 7.3 percent in Pacific yields. Yields were up year-over-year largely due to fare increases enacted over the course of 2000, which more than offset the increase in fare sale activity during the second quarter of 2001.

American's traffic or RPMs decreased 2.6 percent to 56.0 billion miles for the six months ended June 30, 2001. American's capacity or ASMs decreased 0.2 percent to 80.0 billion miles for the first six months of 2001. American's domestic traffic decreased 4.2 percent on a capacity decrease of 0.3 percent while international traffic increased 0.8 percent on capacity increases of 0.2 percent. International activity included a 12.4 percent increase in traffic to the Pacific on a capacity increase of 7.5 percent, a 0.7 percent decrease in traffic to Europe on a capacity increase of 2.8 percent, and a 0.4 percent decrease in traffic to Latin America on a capacity decrease of 3.3 percent. The slight decrease in overall capacity year-over-year was due primarily to the Company's More Room Throughout Coach program, which offset the addition of new aircraft.

AMR Eagle's passenger revenues increased 8.1 percent, or $57 million. The increase in passenger revenues resulted from a 4.2 percent increase in passenger yield and a 3.7 percent increase in traffic, due to the continued addition of regional jets and steps taken to improve the carrier's network.

Other revenues increased $64 million, or 11.2 percent, due primarily to the addition of TWA.

The   Company's  operating  expenses  increased  25.4   percent,   or
approximately $2.2 billion, and included approximately  $757  million related to TWA's operations for the period April 10, 2001 through June 30, 2001. American's cost per ASM increased by 9.2 percent to
11.12  cents, excluding the impact of the second quarter  2001  asset
impairment  charge.   The increase in American's  cost  per  ASM  was
driven partially by a reduction in ASMs due to the Company's More Room Throughout Coach program. Adjusted for this program, American's cost per ASM grew approximately 4.5 percent, excluding the asset
impairment  charge.   Wages,  salaries and  benefits  increased  17.7
percent,  or  $581 million, and included approximately  $286  million
related   to  the  addition  of  TWA.   The  remaining  increase   of
approximately $295 million related primarily to an increase in the average number of equivalent employees and contractual wage rate and
seniority   increases  that  are  built  into  the  Company's   labor
contracts.   During the six months ended June 30, 2001,  the  Company
recorded approximately $200 million in additional wages, salaries and
benefits  related to the Company's tentative labor  contracts.   This
was mostly offset by a $172 million decrease in the provision for profit-sharing as compared to the corresponding period in the prior year. Aircraft fuel expense increased 38.3 percent, or $429 million, and included approximately $121 million related to the addition of TWA. The increase in aircraft fuel expense was due to a 23.6 percent increase in the Company's average price per gallon and an 11.9 percent increase in the Company's fuel consumption, including TWA. Depreciation and amortization expense increased 14.3 percent, or $83 million, due primarily to the addition of new aircraft and an increase of approximately $25 million related to TWA. Other rentals and  landing fees increased $84 million, or 17 percent, primarily due to the addition of TWA.  Commissions to agents decreased 8.7 percent, or  $46  million, and included approximately $31 million  related  to
TWA.   Despite an increase of approximately 7.8 percent  in  combined passenger revenues - including TWA - the Company continued to benefit from commission structure changes implemented in 2000 and a decrease in the percentage of commissionable transactions. Aircraft rentals increased $70 million, or 23 percent, due to the addition of TWA aircraft. The asset impairment charge of $685 million relates to the writedown of the carrying value of the Company's Fokker 100, Saab 340 and ATR-42 aircraft and related rotables (see footnote 8 to the condensed consolidated financial statements). Other operating expense increased
19.1 percent, or $308 million, and included approximately $131 million related to TWA. The remaining increase is due primarily to increases in data processing, outsourced services, travel and incidental, and external contract maintenance costs.

Other income (expense), historically a net expense, increased $36 million due primarily to an increase of $17 million in interest expense resulting from an increase in long-term debt, and a decrease of $22 million in miscellaneous-net. The latter reflects the $57 million gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000 versus a $45 million gain during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption and the write-down of certain investments held by the Company during 2001.


OPERATING STATISTICS                             Six Months Ended June 30,
                                                    2001           2000
American Airlines
    Revenue passenger miles (millions)            55,958         57,471
    Available seat miles (millions)               79,993         80,115
    Cargo ton miles (millions)                     1,123          1,117
    Passenger load factor                           70.0%          71.7%
    Breakeven load factor (*)                       71.2%          64.6%
    Passenger revenue yield per passenger
     mile (cents)                                  14.13          13.86
    Passenger revenue per available seat
     mile (cents)                                   9.89           9.94
    Cargo revenue yield per ton mile (cents)       30.83          30.69
    Operating expenses per available seat
     mile (cents) (*)                              11.12          10.18
    Fuel consumption (gallons, in millions)        1,527          1,489
    Fuel price per gallon (cents)                   88.5           71.6
    Fuel price per gallon, excluding fuel
     taxes (cents)                                  83.0           66.3
    Operating aircraft at period-end                 724            712

AMR Eagle
    Revenue passenger miles (millions)            1,890           1,822
    Available seat miles (millions)               3,268           3,060
    Passenger load factor                          57.8%           59.6%
    Operating aircraft at period-end                271             272

(*)  Excludes the second quarter 2001 asset impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six month period ended June 30, 2001 was $885 million, a decrease of approximately $924 million over the same period in 2000, due primarily to a decrease in income from continuing operations and a decrease in the change in the air traffic liability from the corresponding period in the prior year. Capital expenditures for the first six months of 2001 were $2.1 billion, and included the acquisition of 14 Boeing 737-800s, eight Boeing 777-200ERs, four Boeing 757-200s, seven Embraer 135 aircraft, six Embraer 145 aircraft, and the purchase of 18
McDonnell  Douglas MD-80 aircraft previously leased  by  TWA.   These
capital expenditures were financed primarily through secured mortgage
and  debt  agreements.   On  April 9,  2001,  the  Company  purchased
substantially all of the assets and assumed certain liabilities of TWA for approximately $742 million, which was funded from the Company's existing cash and short-term investments. The $742 million includes the $625 million purchase price paid to TWA and various other acquisition costs, primarily the purchase of aircraft security deposits and prepaid rent. Proceeds from the sale of equipment and property of $206 million included the proceeds received upon the delivery of three McDonnell Douglas MD-11 aircraft to Federal Express.

  As of June 30, 2001, the Company had commitments to acquire the following aircraft: 55 Boeing 737-800s, 19 Boeing 757-200s, 15 Boeing 767-300ERs, 12 Boeing 777-200ERs, 139 Embraer regional jets and 25 Bombardier CRJ-700s. Deliveries of all aircraft continue through 2006. Payments for all aircraft will approximate $1.5 billion during the remainder of 2001, $2.2 billion in 2002, $1.5 billion in 2003 and an aggregate of approximately $1.3 billion in 2004 through 2006. The Company expects to fund its remaining 2001 capital expenditures from the Company's existing cash and short-term investments, internally generated cash and new financing depending upon market conditions and the Company's evolving view of its long-term needs.

   The Company announced in January 2001 that it had agreed to acquire or lease from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways Group, Inc. (US Airways) and to jointly operate the northeast Shuttle (New York/Washington/Boston) with United upon the consummation of the previously announced merger between United and US Airways. In addition, American announced that it had agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, D.C. Air, LLC (D.C. Air).

  On July 27, 2001, United and US Airways announced that they had agreed to terminate the merger agreement between them. Upon termination of that merger agreement, the agreement between American and United automatically terminated. In addition, as the transactions between American and D.C. Air were contingent upon the closing of the United-US Airways merger, the transactions between American and D.C. Air discussed above will not be consummated.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. SFAS 142 includes the requirement to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will adopt SFAS 142 in the first quarter of 2002, and currently estimates discontinuing the amortization of approximately $62 million on an annualized basis. The Company is currently evaluating what additional impact these new accounting standards may have on the Company's financial position or results of operations.

OUTLOOK FOR 2001

The Company expects the soft revenue environment experienced during the first half of the year to continue throughout the remainder of 2001. In addition, the Company expects to see significantly higher labor costs, given recent industry trends and American's recently negotiated tentative agreements with its flight attendants and mechanics. In response to the resulting earnings pressure, coupled with the continued uncertainty surrounding fuel costs, the Company has announced that it has or will (i) retire 27 aircraft earlier than planned, including the retirement of its entire fleet of McDonnell Douglas DC-9 aircraft by the first quarter of 2002, (ii) adjust capacity in certain markets by either reducing the size of the aircraft flown or reducing the number of frequencies operated, (iii) opt to not exercise certain aircraft purchase rights, (iv) implement a management and support staff hiring freeze, (v) reduce discretionary operating expenses where possible, and (vi) reduce or delay long-term capital spending projects and freeze all discretionary capital spending. Notwithstanding these actions, if current economic conditions persist, the Company expects to incur a loss for the third quarter and full year 2001.

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

  Based on projected fuel usage for the next twelve months, including the Company's estimated fuel consumption for TWA, a hypothetical 10 percent increase in the June 30, 2001 cost per gallon of fuel would result in an increase in the Company's aircraft fuel expense of approximately $210 million for the next twelve months, net of fuel hedge instruments outstanding at June 30, 2001. The change in market risk from December 31, 2000 is due primarily to the additional fuel consumption of TWA, partially offset by a decrease in fuel prices. As of June 30, 2001, the Company, including the estimated fuel consumption of TWA, has hedged approximately 43 percent of its remaining 2001 fuel requirements, 28 percent of its 2002 fuel requirements, and 16 percent of its 2003 fuel requirements.

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

   On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment. The government has requested that the 10th Circuit Court of Appeals set the following briefing schedule: the government's brief to be filed on September 28, 2001; American's response to be filed November 20, 2001; and the government's reply to be filed on December 11, 2001. American did not oppose the government's request. No date has been set for oral argument. American intends to defend the lawsuit vigorously.

   Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric
v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR
Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW since 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice. As a result, to date no class has been certified. American intends to defend these lawsuits vigorously.

   In  June 2001, the named plaintiff in a class action lawsuit, Hall
v. United Airlines, et al., No. 7:00 CV 123-BR(1), sought leave to file an amended complaint that would substantially increase the size and scope of the pending litigation. The Hall case was originally filed in the United States District Court for the Eastern District of North Carolina against American and other airlines, and alleged that during 1999, American and the other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of
Section 1 of the Sherman Act. The proposed amended complaint seeks to add additional named plaintiffs and defendants, and to add allegations that American and other airlines also conspired to reduce commission rates from 10 percent to 8 percent in September 1997 and to cap commissions for international travel at $50 each way in October 1998. Plaintiff's motion for leave to amend is pending, and no class has yet been certified. American is vigorously defending the lawsuit.

  The Miami International Airport Authority is currently investigating and remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through various cost recovery methods. American Airlines, Inc. and AMR Eagle have been named as potentially responsible parties
(PRPs)  and  contributors  to the contamination.   During  the  second
quarter of 2001, the Airport filed a lawsuit against 17 defendants, including American Airlines, Inc., in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. American is vigorously defending the lawsuit.


Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 131,649,384 shares of common stock, or 86 percent of shares outstanding, were represented at the annual meeting of stockholders on May 16, 2001 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Elected as directors of the Corporation, each receiving a minimum of 127,712,378 votes were:

David L. Boren                     Ann McLaughlin Korologos
Edward A. Brennan                  Michael A. Miles
Donald J. Carty                    Philip J. Purcell
Armando M. Codina                  Joe M. Rodgers
Earl G. Graves                     Judith Rodin

Stockholders  ratified  the appointment  of  Ernst  &  Young  LLP  as
independent  auditors for the Corporation for  2001.   The  vote  was
129,228,640 in favor; 830,851 against; and 1,589,893 abstaining.

A stockholder proposal relating to the future location of the annual meetings of stockholders - submitted by Mrs. Evelyn Y. Davis - was defeated. The vote was 2,575,753 in favor; 110,967,362 against; 2,105,203 abstaining; and 16,004,066 non-voting.

A stockholder proposal relating to increasing the Board of Directors independence by adopting the Council of Institutional Investors standard of independence in the Company's by-laws - submitted by Mr. John Chevedden - was defeated. The vote was 14,674,879 in favor; 97,954,054 against; 3,018,385 abstaining; and 16,002,066 non-voting.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12    Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2001 and 2000.


Form 8-Ks filed under Item 5 - Other Events

    On April 11, 2001, AMR filed a report on Form 8-K relative to a press release issued to announce the completion of American Airlines, Inc. acquisition of Trans World Airways, Inc.

    On April 12, 2001, AMR filed a report on Form 8-K relative to a press release issued to report all debt obligations of AMR and American Airlines, Inc. remain investment grade.

    On April 19, 2001, AMR filed a report on Form 8-K relative to a press release issued to report the Company's first quarter 2001 earnings.

    On April 24, 2001, AMR filed a report on Form 8-K to report that based upon preliminary information received from Trans World Airways, Inc., the Company does not believe the acquisition of Trans World Airways, Inc. represents a significant acquisition as defined in Regulation S-X.

    On April 30, 2001, AMR filed a report on Form 8-K relative to two press releases issued to announce: (i) American Airlines, Inc. was granted its motion for summary judgment in the U.S. Government's 1999 civil lawsuit alleging predatory pricing by American Airlines, Inc., and (ii) American Airlines, Inc. has reached an agreement with the Allied Pilots Association (APA) on a settlement to the outstanding $45.5 million contempt damage award levied against the APA.

   On May 10, 2001, AMR filed a report on Form 8-K relative to a press release issued to report that American Airlines, Inc. has placed an order for 15 new GE-powered Boeing 767-300ER widebody aircraft.

    On May 11, 2001, AMR filed a report on Form 8-K to provide information discussed at the May 10, 2001 security analyst meeting hosted by AMR to discuss the expected impact to AMR of the acquisition of Trans World Airlines, Inc.

   On May 24, 2001, AMR filed a report on Form 8-K relative to a press release issued to announce that American Airlines, Inc. would accept binding arbitration proffered by the National Medication Board to settle contract negotiations with the Association of Professional Flight Attendants.

   On May 31, 2001, AMR filed a report on Form 8-K relative to a press release issued in response to the Association of Professional Flight Attendants' (APFA) rejection of the National Mediation Board's proffer of binding arbitration to resolve the remaining contract issues of the APFA.

    On June 18, 2001, AMR filed a report on Form 8-K relative to a press release issued to announce: (i) a reduction in American Airlines, Inc. capacity resulting from a sluggish U.S. economy, (ii) AMR expects its second quarter loss to exceed $100 million, and (iii) AMR will take an after-tax charge of approximately $425 million in the second quarter 2001 to write down certain aircraft.

    On June 26, 2001, AMR filed a report on Form 8-K relative to a press release issued in response to the White House announcement of the appointment of a Presidential Emergency Board to intervene in American's negotiations with the Association of Professional Flight Attendants if a negotiated settlement has not been reached by 12:01a.m. EDT on July 1, 2001.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

    On April 12, 2001, AMR filed a report on Form 8-K to announce information relating to AMR's intent to host a conference call on April 19, 2001 with the financial community relating to its first quarter 2001 earnings.

   On May 4, 2001, AMR filed a report on Form 8-K to announce it will host a security analyst meeting on May 10, 2001 to discuss the Trans World Airlines, Inc. acquisition and provide updated information on how the Trans World Airlines, Inc. transaction is expected to impact AMR.

    On May 23, 2001, AMR filed a report on Form 8-K relative to certain data regarding its unit costs, capacity, traffic and fuel, and a monthly update.

    On May 31, 2001, AMR filed a report on Form 8-K to announce that AMR's Chairman and CEO Don Carty will be speaking at Merrill Lynch's Eighth Annual Global Transportation Leaders Conference on June 4, 2001.

    On June 18, 2001, AMR filed a report on Form 8-K relative to certain data regarding its unit costs, capacity, traffic and fuel, and a monthly update.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  August 13, 2001         BY: /s/ Thomas W. Horton
                               Thomas W. Horton
                               Senior  Vice  President and Chief
                               Financial Officer

                                                            Exhibit 12
                            AMR CORPORATION
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                        2001       2000        2001     2000
 Earnings:
Earnings (loss) from continuing
 operations before income taxes        $(793)     $ 522       $(850)   $679

 Add: Total fixed charges
      (per below)                        423        332         754     660

 Less:  Interest capitalized              38         36          79      74
    Total earnings (loss)              $(408)     $ 818       $(175) $1,265

 Fixed charges:
 Interest, including interest
  capitalized                           $126      $ 111        $240  $  226

Portion of rental expense
 representative of the
 interest factor                         290        216         502     425

 Amortization of debt expense              7          5          12       9
    Total fixed charges                 $423       $332        $754    $660

 Ratio of earnings to fixed charges        -       2.46           -    1.92

 Coverage deficiency                    $831         -         $929       -