Form 10-K405
period 2001-12-31
AMR CORP
filed 2002-02-28
CIK 6201

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


Commission file number 1-8400.
                       -------

                                 AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                        75-1825172
--------------------------------------------           ------------------------------------
        (State or other jurisdiction                   (I.R.S. Employer Identification No.)
     of incorporation or organization)

            4333 Amon Carter Blvd.
              Fort Worth, Texas                                        76155
--------------------------------------------           ------------------------------------
    (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (817) 963-1234
                                                         ----------------
Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                         Name of exchange on which registered
--------------------------------------------           ------------------------------------
Common stock, $1 par value per share                          New York Stock Exchange
9.00% Debentures due 2016                                     New York Stock Exchange
7.875% Public Income Notes due 2039                           New York Stock Exchange

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
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 2002, was approximately $3,926,385,128. As of February 20, 2002, 154,825,912 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2002.

================================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

       AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's operations fall almost entirely in the airline industry. AMR's principal subsidiary, American Airlines, Inc., was founded in 1934. On April 9, 2001, American Airlines, Inc. purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA), the eighth largest U.S. carrier. American Airlines, Inc., including TWA (collectively, American), is the largest scheduled passenger airline in the world. At the end of 2001, American provided scheduled jet service to more than 161 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

       In addition, AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as "American Eagle" -- American Eagle Airlines, Inc. and Executive Airlines, Inc. (Executive). These two American Eagle carriers provide connecting service from eight of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

       AMR Investment Services, Inc., a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of AMR's defined benefit and defined contribution plans, as well as its short-term investments. It serves as manager of the American AAdvantage Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services. As of December 31, 2001, AMR Investment Services was responsible for management of approximately $29.9 billion in assets, including direct management of approximately $17.8 billion in short-term fixed income investments.

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

       On September 11, 2001, two American Airlines aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and the Pentagon in northern Virginia. On the same day, two United Air Lines (United) aircraft were also hijacked and used in terrorist attacks. In addition to the loss of life on board the aircraft, these attacks resulted in untold deaths and injuries to persons on the ground and massive property damage. In response to those terrorist attacks, the Federal Aviation Administration (FAA) issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Airports did not reopen until September 13, 2001 (except for Washington Reagan Airport, which was partially reopened on October 4, 2001). The Company was able to operate only a portion of its scheduled flights for several days thereafter. When flights were permitted to resume, passenger traffic and yields on the Company's flights were significantly lower than prior to the attacks. As a result, the Company reduced its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. In addition, as a result of its schedule reduction and the sharp fall off in passenger traffic, the Company eliminated approximately 20,000 jobs. The Company's future schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition.

       On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act), which for all U.S. airlines and air cargo carriers (collectively, air carriers) provides for, among other things: (i) $5 billion in compensation for direct losses (including lost revenues) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the attacks, of which the Company has received approximately $728 million as of December 31, 2001 and expects to receive additional payments in 2002 aggregating approximately $128 million; (ii) subject to certain conditions, the availability of up to $10 billion in federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Act) for the increase in the cost of insurance, for coverage ending before October 1, 2002, over the premium in effect for the period September 4, 2001 to September 10, 2001; (iv) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Act; (v) the extension of the due date for the payment by air carriers of certain excise taxes; and (vi) compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11, 2001. In addition, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not exceed the liability coverage maintained by the air carrier.

       On November 12, 2001, American Airlines Flight 587 crashed shortly after take-off from John F. Kennedy International Airport en route to Santo Domingo in the Dominican Republic. In addition to the loss of life on board the aircraft, there were several fatalities and injuries to persons on the ground as well as property damage. The National Transportation Safety Board is currently investigating the accident; a cause has yet to be determined. As a result of the accident, claims have been made against American. It is anticipated these claims will be covered under American's insurance policies.

COMPETITION

       Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates five hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami, St. Louis and San Juan, Puerto Rico. Delta Air Lines (Delta) and United also have hub operations at DFW and Chicago O'Hare, respectively.

       The American Eagle carriers increase the number of markets the Company serves by providing connections to American at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, DFW, Chicago, Miami, San Juan, Los Angeles and New York's LaGuardia and John F. Kennedy International Airports. In addition, American contracts with three independently owned regional airlines which do business as the "American Connection" to provide connecting service to American through St. Louis. American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs.

       In addition to its extensive domestic service, the Company provides international service to the Caribbean, the Bahamas, Canada, Latin America, Europe and the Pacific. The Company's operating revenues from foreign operations were approximately 28 percent, 30 percent and 29 percent of the Company's total operating revenues in 2001, 2000 and 1999, respectively. Additional information about the Company's foreign operations is included in Note 15 to the consolidated financial statements.

       The domestic airline industry is fiercely competitive. Currently, any air carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, major domestic airline including: Alaska Airlines, America West Airlines, Continental Airlines (Continental), Delta, Northwest Airlines (Northwest), Southwest Airlines, United and US Airways, and their affiliated regional carriers. Competition is even greater between cities that require a connection, where all nine major airlines may compete via their respective hubs. The Company also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. In addition, on all of its routes, pricing decisions are affected, in part, by competition from other airlines, some of which have cost structures significantly lower than the Company's and can therefore operate profitably at lower fare levels.

       The majority of the tickets for travel on American and American Eagle are sold by travel agents. Domestic travel agents generally receive a base commission of five percent of the price of the tickets they sell. This amount is capped by the Company at a maximum of $20 for a domestic roundtrip itinerary and $100 for an international roundtrip itinerary. Airlines often pay additional commissions in connection with special revenue programs. Accordingly, airlines compete not only with respect to the price of the tickets sold but also with respect to the amount of commissions paid.

       The growing use of electronic distribution systems provides the Company with an ever-increasing ability to lower its distribution costs. The Company continues to expand the capabilities of its Internet website - AA.com - and the use of electronic ticketing throughout the Company's network. In addition, the Company has entered into various agreements with several Internet travel providers, including Travelocity.com, Expedia, priceline.com, Orbitz and Hotwire. The base commission for sales through Internet travel providers is lower than traditional travel agencies.

       International air transportation is subject to extensive government regulation. In providing international air transportation, the Company competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. The Company's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect the Company's international operations. Bilateral agreements between the U.S. and various foreign countries served by the Company are subject to renegotiation. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations) before the air carrier can introduce new service or increase existing service. The availability of such slots is not assured and can therefore inhibit an air carrier's efforts to compete in certain markets.

       The major U.S. air carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments, which own and subsidize some of the Company's foreign competitors, limit U.S. air carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign air carriers - including American - have established marketing relationships with other airlines and rail companies. American currently has code-sharing programs with Aer Lingus, Air Pacific, Alaska Airlines, Asiana Airlines, China Eastern Airlines, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LanChile, LOT Polish Airlines, Qantas Airways, SNCF, TACA Group, the TAM Group, TAP Air Portugal, Thalys and Turkish Airlines. American Eagle also has code-sharing programs with Continental, Delta, Midwest Express and Northwest, in addition to code-sharing with some of American's codeshare partners. Certain of these relationships also include reciprocity between American and the other airlines' frequent flyer programs. In addition, the Company expects to implement codeshares with Cathay Pacific Airways and Vietnam Airlines pending regulatory approval. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other carriers.

       In February 1999, American, British Airways, Canadian Airlines International Limited (Canadian), Cathay Pacific Airways and Qantas Airways formed the global alliance ONEworld(TM). In September 1999, Finnair and Iberia joined these five founding members. Also, in June 2000, Aer Lingus and LanChile joined the ONEworld alliance. Following the acquisition of Canadian by Air Canada, Canadian terminated its membership in ONEworld in June 2000. The ONEworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities.

       In August 2001, American entered into a comprehensive transatlantic alliance agreement with British Airways and subsequently filed for antitrust immunity with the appropriate regulators in the U.S. and Europe. In January 2002, the DOT issued a preliminary "show cause" order outlining its remedy requirements for approval of the alliance. Shortly afterwards, American and British Airways indicated that this alliance would not go forward under the conditions specified by the DOT. American and British Airways subsequently filed a motion to withdraw their joint application at the DOT on February 13, 2002; that motion has not yet been granted. American and British Airways are actively seeking to further develop bilateral cooperation and enhance the mutual value of the ONEworld alliance to the extent permitted by regulatory parameters. Several of American's major competitors are members of marketing/operational alliances that enjoy antitrust immunity. To the extent that American and British Airways are restricted in their relationship because they lack antitrust immunity, the carriers could be at a competitive disadvantage vis-a-vis other alliances.

       The Company believes that it has several advantages relative to its competition. It operates a fleet that is efficient and quiet. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, its More Room Throughout Coach program and its superior service also give it a competitive advantage.

REGULATION

GENERAL The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the FAA still exercise certain regulatory authority over air carriers. The DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

       The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. As part of that oversight, the FAA has implemented a number of requirements that the Company is incorporating into its maintenance programs. These matters relate to, among other things, enhanced ground proximity warning systems, McDonnell Douglas MD-80 metal-mylar insulation replacement, McDonnell Douglas MD-80 main landing gear piston improvements, Boeing 757 and Boeing 767 pylon improvements, Boeing 737 elevator improvements and Airbus A300 structural improvements. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.

       The DOJ has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent the Company continues to increase its alliances with international carriers, the Company may be subject to certain regulations of foreign agencies.

       In November 2001, the Aviation and Transportation Security Act (ATSA) was enacted. The ATSA created a new government agency, the Transportation Security Administration (TSA), which is part of the DOT and is responsible for aviation security. The ATSA mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA assumed most passenger screening functions in February 2002, largely by contracting with private-sector security providers; however, by November 2002, the TSA is required to have its own federal employees in place to perform these functions. To comply with the checked baggage screening requirements, all checked baggage must either be screened by Explosive Detection Systems or another manner, such as positive bag match, manual search, canine explosive detection, or other approved means. In January 2002, the Company implemented a bag screening program utilizing several of the approved methods. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights.

       Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee ($5 one-way maximum fee) which will be collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, to the extent the TSA determines that such fee is insufficient to pay for the cost of providing the security measures as mentioned in the previous paragraph, in each of the years 2002, 2003 and 2004, air carriers may be required to submit to the government an amount equal to the amount the air carriers paid for screening passengers and property in 2000. After that, this fee may be assessed based on the air carrier's market share. Currently, it is unknown whether the Company will be required to make any payments under this feature of the ATSA.

       In addition, the ATSA requires air carriers to honor tickets for suspended service on other air carriers that are insolvent or have declared bankruptcy within 18 months of the passage of the ATSA. To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger's air transportation was suspended. In as much as this provision of the ATSA is recently enacted, the Company has no history to determine its impact. If a major U.S. air carrier were to declare bankruptcy and cease operations, this feature of the ATSA could have a significant impact on the Company. To the extent the Company was not reimbursed for honoring such tickets, the impact could be adverse.

       In April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major air carriers' ability to compete with new entrant carriers. In January 2001, following a multi-year investigation and public docket concerning competition between major air carriers and new entrant carriers, the DOT restated its concerns with competitive practices in the industry, but declined to issue specific competitive guidelines. In its statement of findings and conclusions, the DOT reiterated its view that it had both the authority and the obligation to prevent what it considers to be unfair competitive practices in the industry, and indicated its intent to pursue enforcement actions on a case-by-case basis. To the extent that future DOT enforcement actions either directly or indirectly impose restrictions upon the Company's ability to respond to competitors, the Company's business may be adversely impacted.

       As described in Item 3 - Legal Proceedings, the Antitrust Division of the DOJ and several purported classes of private parties are pursuing litigation alleging that American and American Eagle violated federal antitrust laws when competing with new air carriers. In April 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment and dismissed the government's case. The DOJ has appealed, and the private lawsuits have been stayed pending the outcome of the DOJ's appeal. Adverse court decisions could impose restrictions on the Company's ability to respond to competitors, or could result in awards of substantial money damages to private parties, in which case the Company's business could be adversely impacted.

AIRLINE FARES Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries which the Company serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

       Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been discussed in various legislatures (including the Congress). This legislation could, if enacted: (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. Effective December 15, 1999, the Company, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to goals relating to: (i) lowest fare availability,
(ii) delays, cancellations and diversion events, (iii) baggage delivery and liability, (iv) guaranteed fares, (v) ticket refunds, (vi) accommodation of customers with special needs, (vii) essential customer needs during extraordinary delays, (viii) flight oversales, (ix) Frequent Flyer Program - AAdvantage, (x) other travel policies, (xi) service with domestic code share partners, and (xii) handling of customer issues. In February 2001, the DOT Inspector General issued a report on the various air carriers' performance of their Customer Service Plans. The report included a number of recommendations which could limit the Company's flexibility with respect to various operational practices. In February 2001, a bill proposing an "Airline Customer Service Improvement Act" was introduced in the U.S. Senate. In addition, other items of legislation have been introduced that would limit hub concentration, reallocate slots at certain airports and impose higher landing fees at certain hours. To the extent legislation is enacted that would inhibit the Company's flexibility with respect to fares, its revenue management system, its operations or other aspects of its customer service operations, the Company's financial results could be adversely affected.

       Fare discounting by competitors has historically had a negative effect on the Company's financial results because the Company is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including the Company, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, the Company's operating results will be negatively impacted.

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington National (now Washington Reagan), Chicago O'Hare and Newark airports as high-density traffic airports. Newark was subsequently removed from the high-density airport classification. The high-density rule limits the number of Instrument Flight Rule operations - take-offs and landings - permitted per hour and requires that a slot support each operation. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act) was enacted which: (i) eliminates slot restrictions at New York's John F. Kennedy and LaGuardia airports in 2007,
(ii) shrank Chicago O'Hare's slot day from 0645 - 2114 hours to 1445 - 2014 hours starting July 2001, and (iii) eliminates Chicago O'Hare slots in July 2002. The Company does not expect the elimination of slot restrictions to have a material adverse impact on the Company's operations or its financial condition, results of operations or cash flows. In the aftermath of September 11, 2001, Washington Reagan did not reopen until October 4, 2001, and only on a limited basis. The Company does not know when operations at Washington Reagan will be allowed to return to their pre-September 11 levels. However, in late February 2002, it was reported that the U.S. Transportation Secretary will propose in March 2002 that Washington Reagan be allowed to return to its pre-September 11 number of commercial flights.

       Under the Air 21 Act, slot restrictions were lifted for service to/from LaGuardia and certain cities classified as small and non-hub airports (new service cities). As a consequence, the Company and other air carriers increased their service at LaGuardia to the new service cities. In December 2000, the DOT held a lottery for LaGuardia slots for service to the new service cities in order to ease congestion at the airport. The congestion was a direct result of the growth of Air 21 Act slot operations. While the Company has scaled back its service to the new service cities to/from LaGuardia, it is not anticipated that this reduction will have a material impact on the Company's operations or its financial condition, results of operations or cash flows.

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

       The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on aircraft. While the Company has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, the Company's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

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

       Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named as PRPs for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

       In 1999, American was ordered by the New York State Department of Environmental Conservation to conduct remediation of environmental contamination located at Terminals 8 and 9 at New York's John F. Kennedy International Airport. American is seeking to recover a portion of the related costs from previous users of the premises.

       Also in 1999, the Company entered a plea agreement with the U.S. Government with respect to a one count indictment relating to the storage of hazardous materials. As part of the plea agreement, the Company was placed on probation for three years and has adopted a comprehensive compliance program. To the extent the Company fails to abide by the terms of the probation or its compliance program, the Company's operations may be adversely impacted.

       American and Executive, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico, have been named as PRPs for environmental claims at the airport.

       American Eagle Airlines, Inc. has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York.

       The Company does not expect these matters, individually or collectively, to have a material impact on its financial condition, results of operations or cash flows.

LABOR

       The airline business is labor intensive. Wages, salaries and benefits represented approximately 37 percent of AMR's consolidated operating expenses for the year ended December 31, 2001.

       The majority of the Company's employees are represented by labor unions and covered by collective bargaining agreements. The Company's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among the Company and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. If no agreement is reached in mediation, the NMB may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day "cooling off" period commences. During that period, a Presidential Emergency Board (PEB) may be established, which examines the parties' positions and recommends a solution. The PEB process lasts for 30 days and is followed by a "cooling off" period of 30 days. At the end of a "cooling off" period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to "self-help", including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

       American reached a new contract with the Association of Professional Flight Attendants (APFA) during 2001. The new contract becomes amendable on November 30, 2004.

       American reached new agreements with the Transport Workers Union (TWU) during 2001 concerning the eight employee groups represented by the TWU. The new agreements become amendable on March 1, 2004.

       In 2001, American commenced negotiations with the Allied Pilots Association (APA). The APA agreement became amendable August 31, 2001.

       In addition, a provision under the current APA contract further limits the number of available seat miles (ASMs) and block hours flown by American's regional carriers when pilots from American are on furlough. American Eagle continues to accept previously ordered regional jets. This will cause the ASM cap to be reached in the first half of 2002, necessitating actions to comply with that cap. American is working with its regional partners to ensure that it is in compliance with this provision. Towards that end, American Eagle is reducing the number of ASMs flown by its carriers, including, but not limited to: (i) removal of seats from its Saab and ATR aircraft, (ii) reduction in the number of turboprop aircraft, and (iii) reducing the frequency and/or withdrawing from several routes across its network. American Eagle will continue to evaluate a number of potential alternatives involving the carrier's Miami operations and Executive, which range from changing its codeshare agreement with American to the potential sale of some or all of these assets.

       The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the Eagle carriers covered by a single collective bargaining agreement. This agreement lasts until October 31, 2013. The agreement provides to the parties the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, they also agreed that the issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes which should be made and these changes were appropriately effected.

       The Association of Flight Attendants (AFA), which represents the flight attendants of the Eagle carriers, reached agreement with American Eagle effective March 2, 1998, to have all flight attendants of the American Eagle carriers covered by a single contract. The agreement became amendable on September 2, 2001. However, the parties agreed to commence negotiations over amendments to the agreement in March 2001. The parties are still engaged in direct negotiations. The other union employees at the American Eagle carriers are covered by separate agreements with the TWU which were effective April 28, 1998, and are amendable April 28, 2003.

       The portions of the Company's work force which are non-union have already largely incorporated their counterparts from TWA. With respect to the integration of the unionized portions of the work forces at American and TWA, the Company engaged facilitators to work with American's and TWA's unions in attempting to achieve integration agreements acceptable to all unions. Unfortunately, these discussions were unable to produce agreements acceptable to both unions as to each class or craft. American later reached integration agreements with the APA (with respect to pilot integration issues) and the APFA (with respect to flight attendant integration issues). Discussions with the TWU did not result in an agreement on integration of the eight work groups represented at American by the TWU. However, American and the TWU will be participating in arbitration with respect to certain integration issues in late February and early March 2002. The International Association of Machinists, which represents certain work groups at TWA, will be participating as well. The details of the arbitration agreement are still being worked out. Currently, the NMB is considering a petition asking that it declare American and TWA a single carrier for labor relations purposes and the representation effects of such a ruling (a single carrier ruling is believed likely to occur). It is expected that the NMB will most likely designate American's incumbent unions as the collective bargaining representatives of the combined work groups once a single carrier is found to exist. The integration of the unionized work groups will thereafter follow in a schedule worked out between American and the relevant unions.

FUEL

       The Company's operations are significantly affected by the availability and price of jet fuel. The Company's fuel costs and consumption for the years 1999 through 2001 were:


                                                                                              Average
                                                                                             Cost Per
                                                                         Average              Gallon,             Percent of
                           Gallons                                       Cost Per            Excluding               AMR's
                          Consumed               Total Cost              Gallon              Fuel Taxes            Operating
      Year              (in millions)          (in millions)            (in cents)           (in cents)            Expenses
      ----              -------------          -------------            ----------           ----------           ----------
      1999                  3,084                 $1,696                   55.0                  50.4                 10.2
      2000                  3,197                  2,495                   78.1                  72.8                 13.6
      2001                  3,461                  2,888*                  81.4*                 76.4*                13.5

       * The amounts for 2001 reflect the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133); the 2000 and 1999 amounts do not. See a further discussion of the impact of SFAS 133 to the Company in Note 8 to the consolidated financial statements.

       The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into jet fuel, heating oil and crude swap and option contracts to protect against increases in jet fuel prices, which has had the effect of reducing the Company's average cost per gallon. During 2001 and 2000, the Company's fuel hedging program reduced the Company's fuel expense by approximately $29 million and $545 million, respectively. To reduce the impact of potential fuel price increases in 2002, as of December 31, 2001, the Company had hedged approximately 40 percent of its estimated 2002 fuel requirements. Based on projected fuel usage, the Company estimates that a 10 percent increase in the price per gallon of fuel would result in an increase to aircraft fuel expense of approximately $169 million in 2002, net of fuel hedge instruments outstanding at December 31, 2001. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

       While the Company does not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there was an outbreak of hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil. If there were major reductions in the availability of jet fuel, the Company's business would be adversely affected.

       Additional information regarding the Company's fuel program is included in Item 7(A) - Quantitative and Qualitative Disclosures about Market Risk and in
Note 8 to the consolidated financial statements.

FREQUENT FLYER PROGRAM

       American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months' notice.

       Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to capacity controlled seating. In 1999, certain changes were made to the AAdvantage program so that miles do not expire, provided a customer has any type of qualifying activity at least once every 36 months.

       American utilizes the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or American Eagle. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. These estimates are based upon the Company's 12-month historical average of such costs. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs.

       Revenue earned from selling AAdvantage miles to other companies participating in American's frequent flyer program is recognized in two components. The first component represents the revenue for air transportation sold and is valued at current market rates. This revenue is deferred and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months. The second revenue component, representing the marketing products sold and administrative costs associated with operating the AAdvantage program, is recognized immediately.

       In conjunction with the acquisition of TWA's assets (see Note 3 to the consolidated financial statements), members of TWA's Aviators frequent flyer program (Aviators) were eligible to transfer the unused mileage balances in their Aviators account to the AAdvantage program. As part of the purchase price allocation of TWA, the Company established a liability related to the incremental cost of the unused mileage balances in the Aviator's program. Effective November 30, 2001, Aviator's was discontinued and its members have until November 30, 2002 to exchange their Aviators' miles for AAdvantage miles. The Company does not expect the future transfer of Aviators' miles into the AAdvantage program to be material.

       At December 31, 2001 and 2000, American estimated that approximately 8.7 million and 6.5 million free travel awards, respectively, were expected to be redeemed for free travel on American and American Eagle. In making the estimate of free travel awards, American has included the Aviators' miles and excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American or other participating airlines and deferred revenues for mileage credits sold to others participating in the program was approximately $1.1 billion and $976 million, representing
14.9 percent and 14.0 percent of AMR's total current liabilities, at December 31, 2001 and 2000, respectively.

       The estimated number of free travel awards used for travel on American and American Eagle (excluding TWA) was 2.7 million in 2001, 2.8 million in 2000 and 2.7 million in 1999, representing approximately 7.4 percent of total passengers boarded in 2001, 7 percent in 2000 and 8 percent in 1999 (excluding
TWA). The Company believes displacement of revenue passengers is minimal given the Company's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2001 is included in Note 16 to the consolidated financial statements.

       No material part of the business of AMR and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company's largest few customers would not have a materially adverse effect upon the Company.

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

       Pursuant to authority granted in the Act, the Government has supplemented the commercial war-risk insurance until March 20, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company's operations would be adversely impacted.

OTHER GOVERNMENT MATTERS In time of war or during an unlimited national emergency or civil defense emergency, American and other major air carriers may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet program. In the event the Company has to provide a substantial amount of such services, its operations could be adversely impacted.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

       Owned and leased aircraft operated by the Company at December 31, 2001 included:

                                                                                                                         Average
                                          Seating                           Capital       Operating                        Age
          Equipment Type                  Capacity            Owned         Leased         Leased          Total         (Years)
----------------------------------    ----------------     ----------     ----------     ----------      ----------     ----------
AMERICAN AIRLINES AIRCRAFT
Airbus A300-600R                        178/250/251                10             --             24              34             12
Boeing 727-200(1)                           138                    33             --             --              33             23
Boeing 737-800                              134                    67             --             10              77              1
Boeing 757-200                              176                    75             11             31             117              8
Boeing 767-200                              160                     8             --             --               8             19
Boeing 767-200 Extended Range               158                     9             12             --              21             16
Boeing 767-300 Extended Range             190/228                  32              7             10              49              9
Boeing 777-200 Extended Range           223/245/252                40             --             --              40              2
Fokker 100                                   87                    67              3              4              74              9
McDonnell Douglas MD-80                     129                   130             20            109             259             14
                                                           ----------     ----------     ----------      ----------     ----------
   Total                                                          471             53            188             712             10
                                                           ==========     ==========     ==========      ==========     ==========

TWA LLC AIRCRAFT
Boeing 717-200(2)                           100                    --             --             30              30              1
Boeing 757-200                              168                    --             --             27              27              4
Boeing 767-300 Extended Range             215/233                  --             --              9               9              7
McDonnell Douglas MD-80                     131                    19             23             61             103              9
                                                           ----------     ----------     ----------      ----------     ----------
   Total                                                           19             23            127             169              7
                                                           ==========     ==========     ==========      ==========     ==========

AMR EAGLE AIRCRAFT
ATR 42                                       46                    20             --             10              30             11
Bombardier CRJ-700                           70                     1             --             --               1             --
Embraer 135                                  37                    40             --             --              40              2
Embraer 140                                  44                    15             --             --              15             --
Embraer 145                                  50                    56             --             --              56              3
Super ATR                                  64/66                   40             --              3              43              7
Saab 340B                                    34                    17             49             --              66             10
Saab 340B Plus                               34                    --             --             25              25              6
                                                           ----------     ----------     ----------      ----------     ----------
   Total                                                          189             49             38             276              7
                                                           ==========     ==========     ==========      ==========     ==========

(1)    The Boeing 727-200 fleet will be removed from service by May 2002.

(2)    The Boeing 717-200 fleet will be removed from service by June 2002.

       In addition, the following owned and leased aircraft were not operated by the Company as of December 31, 2001: 15 owned and five operating leased Boeing 727-200s, 16 operating leased McDonnell Douglas DC-9s, 10 owned McDonnell Douglas DC-10-10s, six operating leased and one owned McDonnell Douglas MD-80s, three owned McDonnell Douglas MD-11s, two owned McDonnell Douglas DC-10-30s, and five owned, six capital leased and three operating leased Saab 340Bs.

       Of the non-operating aircraft discussed above, the Company has agreed to sell its McDonnell Douglas MD-11s to FedEx Corporation (FedEx). The Company expects to deliver these aircraft to FedEx by the third quarter of 2002. The 10 McDonnell Douglas DC-10-10 aircraft are currently being leased to Hawaiian Airlines, Inc. (Hawaiian). Upon termination of the lease agreement with Hawaiian, the Company has agreed to sell these aircraft to FedEx, with deliveries beginning in early 2002. The one owned McDonnell Douglas MD-80 aircraft was returned to a lessor in early 2002 in lieu of a leased American Airlines aircraft. The Company is actively marketing its remaining non-operating aircraft and does not anticipate bringing these aircraft back into its operations.

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 6 to the consolidated financial statements.

       Lease expirations for the leased aircraft included in the preceding table as of December 31, 2001, were:



                                                                                                                        2007
                                                                                                                         and
Equipment Type                             2002           2003            2004           2005           2006         Thereafter
-----------------------------------     ----------     ----------      ----------     ----------     ----------      -----------
AMERICAN AIRLINES AIRCRAFT
Airbus A300-600R                                --             --              --             --             --               24
Boeing 737-800                                  --             --              --             --             --               10
Boeing 757-200                                   2             --               3             --             --               37
Boeing 767-200 Extended Range                   --             --              --             --             --               12
Boeing 767-300 Extended Range                   --             --               1              4              2               10
Fokker 100                                       3             --              --             --             --                4
McDonnell Douglas MD-80                          1              2              --             23             --              103
                                        ----------     ----------      ----------     ----------     ----------      -----------
                                                 6              2               4             27              2              200
                                        ==========     ==========      ==========     ==========     ==========      ===========
TWA LLC AIRCRAFT
Boeing 717-200                                  30             --              --             --             --               --
Boeing 757-200                                  --             --              11             --             --               16
Boeing 767-300 Extended Range                    2              7              --             --             --               --
McDonnell Douglas MD-80                         --             --               5              1             --               78
                                        ----------     ----------      ----------     ----------     ----------      -----------
                                                32              7              16              1             --               94
                                        ==========     ==========      ==========     ==========     ==========      ===========
AMR EAGLE AIRCRAFT
ATR 42                                           3              7              --             --             --               --
Super ATR                                        1             --               2             --             --               --
Saab 340B                                       --             --              --             24             22                3
Saab 340B Plus                                  --             --              --             --              8               17
                                        ----------     ----------      ----------     ----------     ----------      -----------
                                                 4              7               2             24             30               20
                                        ==========     ==========      ==========     ==========     ==========      ===========

       Substantially all of the Company's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

GROUND PROPERTIES

       The Company leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma), Kansas City International Airport (Kansas City, Missouri) and Alliance Airport (Fort Worth, Texas); its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company. The Company also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities. During 1999, the Company began construction of an approximate $1.3 billion terminal facility at New York's John F. Kennedy International Airport, which the Company expects to fund primarily through future tax-exempt financing.

       For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1 and 6 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

       On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) (1) breaches the Agent Reporting Agreement between American and American Eagle and plaintiffs, (2) constitutes unjust enrichment, and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, adverse court decisions could impose restrictions on the Company's ability to respond to competitors, and the Company's business may be adversely impacted.

       On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment. The parties are currently submitting briefs to the 10th Circuit Court of Appeals. No date has been set for oral argument. The Company intends to defend the lawsuit vigorously. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

       Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier
v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW since 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice. As a result, to date no class has been certified. The Company intends to defend these lawsuits vigorously. One or more final adverse court decisions imposing restrictions on the Company's ability to respond to competitors or awarding substantial money damages would have an adverse impact on the Company.

       On January 30, 2002, the named plaintiff in Hall v. United Airlines, et al., No. 7:00 CV 123-BR(1), pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1997 and the present, American and the other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of
Section 1 of the Sherman Act. The named plaintiff seeks to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages would have an adverse impact on the Company.

       Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American Airlines, Inc. and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American Airlines, Inc., in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The Company is vigorously defending the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information relates to the executive officers of AMR as of December 31, 2001.

Donald J. Carty                        Mr. Carty was elected Chairman, President and Chief Executive
                                       Officer of AMR and American in May 1998. He has been
                                       President of American since March 1995. Prior to that, he
                                       served as Executive Vice President of AMR from October 1989 to March 1995. Except for two years service as President and
                                       CEO of Canadian Pacific Air between March 1985 and March
                                       1987, he has been with the Company in various finance and
                                       planning positions since 1978. Age 55.

Robert W. Baker                        Mr. Baker was elected Vice Chairman of AMR and American in
                                       January 2000. He served as Executive Vice President -
                                       Operations of American from 1989 to January 2000 and a Senior
                                       Vice President of American from 1985 to September 1989. Prior to that, he served in various management positions at
                                       American since 1968. Age 57.

Gerard J. Arpey                        Mr. Arpey was elected Executive Vice President - Operations of American in January 2000. He is also an Executive Vice
                                       President of AMR. Mr. Arpey served as Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President of
                                       American from 1992 to January 2000. Prior to that, he served in various management positions at American since 1982. Age
                                       43.

Daniel P. Garton                       Mr. Garton was elected Executive Vice President - Customer
                                       Service of American in January 2000. He is also an Executive
                                       Vice President of AMR. He served as Senior Vice President -
                                       Customer Service of American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to
                                       1998. Except for two years service as Senior Vice President and CFO of Continental Airlines between 1993 and 1995, he has been with the Company in various management positions since
                                       1984. Age 44.

Michael W. Gunn                        Mr. Gunn was elected Executive Vice President - Marketing and
                                       Planning of American in January 2000. He is also an Executive
                                       Vice President of AMR. He served as Senior Vice President -
                                       Marketing from 1985 to January 2000. Prior to that, he has served in various management positions at American since
                                       1970. Age 56.

Thomas W. Horton                       Mr. Horton was elected Senior Vice President and Chief
                                       Financial Officer of AMR and American in January 2000. Prior
                                       to that, he served as a Vice President of American from 1994 to January 2000 and has served in various management
                                       positions of American since 1985. Age 40.

Anne H. McNamara                       Ms. McNamara was elected Senior Vice President and General
                                       Counsel in 1988. She served as Vice President - Personnel
                                       Resources of American during 1988. She was elected Corporate
                                       Secretary of AMR in 1982 and of American in 1979 and held
                                       those positions through 1987. Prior to that, she served as an attorney since 1976. Age 54.

Charles D. MarLett                     Mr. MarLett was elected Corporate Secretary in January 1988.
                                       He joined American as an attorney in June 1984. Age 47.

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

                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


       The Company's common stock is traded on the New York Stock Exchange (symbol AMR). The approximate number of record holders of the Company's common stock at February 20, 2002 was 13,700.

       The range of closing market prices for AMR's common stock on the New York Stock Exchange was:


                                                    2001                                          2000
                                   ---------------------------------------        -------------------------------------
                                         High                   Low                     High                 Low
                                   -----------------     -----------------        ----------------     ----------------
QUARTER ENDED
March 31                           $     43 3/4          $     31 1/16            $     67 3/8         $     30
June 30                                  39 3/8                33 1/4                   37 7/8               26 7/16
September 30                             37 15/16              17 7/8                   34 11/16             26 1/8
December 31                              23 5/16               16 1/2                   39 3/16              27 15/16

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

       No cash dividends on common stock were declared for any period during 2001 or 2000. Payment of dividends is subject to various restrictions described in Note 7 to the consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)
--------------------------------------------------------------------------------


                                         2001(1,2)           2000            1999             1998(3)           1997(3)
                                       ------------      ------------     ------------     ------------     ------------

Total operating revenues               $     18,963      $     19,703     $     17,730     $     17,516     $     16,957
Operating income (loss)                      (2,470)            1,381            1,156            1,988            1,595
Income (loss) from continuing
   operations before extraordinary
   loss                                      (1,762)              779              656            1,114              809
Net earnings (loss)                          (1,762)              813              985            1,314              985
Earnings (loss) per share from
   continuing operations before
   extraordinary loss:(4)
     Basic                                   (11.43)             5.20             4.30             6.60             4.54
     Diluted                                 (11.43)             4.81             4.17             6.38             4.43
Net earnings (loss) per share:(4)
     Basic                                   (11.43)             5.43             6.46             7.78             5.52
     Diluted                                 (11.43)             5.03             6.26             7.52             5.39

Total assets                                 32,841            26,213           24,374           21,455           20,287
Long-term debt, less current
   maturities                                 8,310             4,151            4,078            2,436            2,248
Obligations under capital leases,
   less current obligations
                                              1,524             1,323            1,611            1,764            1,629
Obligation for postretirement
   benefits                                   2,538             1,706            1,669            1,598            1,527

(1) On April 9, 2001, American purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the 2001 financial information above includes the operating results of TWA since the date of acquisition. See a further discussion of the TWA acquisition in Note 3 to the consolidated financial statements.

(2) Includes the second quarter asset impairment charge, the impact of the September 11, 2001 terrorist attacks and $856 million of U.S. Government grant. For a further discussion of these items, see Note 2 to the consolidated financial statements.

(3)    Restated to reflect discontinued operations.

(4)    The earnings per share amounts reflect the stock split on June 9, 1998.

       No cash dividends were declared on common shares during any of the periods above.

       Information on the comparability of results is included in Management's Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR's principal subsidiary, American Airlines, Inc., was founded in 1934. On April 9, 2001, American Airlines, Inc. purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA since the date of acquisition have been included in the accompanying consolidated financial statements for the year ended December 31, 2001 (see Note 3 to the consolidated financial statements). American Airlines, Inc., including TWA (collectively, American), is the largest scheduled passenger airline in the world. AMR's operations fall almost entirely in the airline industry.

RESULTS OF OPERATIONS

       AMR's net loss in 2001 was $1.8 billion, or $11.43 loss per share. AMR's net earnings in 2000 were $813 million, or $5.43 per share ($5.03 diluted). On September 11, 2001, two American Airlines aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and the Pentagon in northern Virginia. On the same day, two United Air Lines aircraft were also hijacked and used in terrorist attacks. In response to the terrorist attacks, the Federal Aviation Administration (FAA) issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Airports did not reopen until September 13, 2001 (except for Washington Reagan Airport, which was partially reopened on October 4, 2001). The Company was able to operate only a portion of its scheduled flights for several days thereafter. When flights were permitted to resume, passenger traffic and yields on the Company's flights were significantly lower than prior to the attacks. As a result, the Company reduced its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. Somewhat offsetting the impact of the September 11 events, the Company recorded $856 million in reimbursement from the U.S. Government under the Air Transportation Safety and System Stabilization Act (the Act) (see Note 2 to the consolidated financial statements).

REVENUES

2001 COMPARED TO 2000 The Company's 2001 revenues, yield, revenue passenger miles (RPMs) and available seat miles (ASMs) were severely impacted by the September 11, 2001 terrorist attacks, the Company's reduced operating schedule, a worsening of the U.S. economy that had already been dampening the demand for travel both domestically and internationally prior to the September 11, 2001 events, business travel declines as a result of the September 11, 2001 attacks, and increased fare sale activity occurring subsequent to the September 11 attacks to encourage passengers to resume flying. The Company's revenues decreased approximately $740 million, or 3.8 percent, versus 2000. However, excluding TWA's revenues for the period April 10, 2001 through December 31, 2001, the Company's revenues would have decreased approximately $2.6 billion versus 2000.

       For comparability purposes, the following discussion does not combine American's and TWA's results of operations or related statistics for 2001. American's passenger revenues decreased by 14 percent, or $2.3 billion. In 2001, American derived approximately 68 percent of its passenger revenues from domestic operations and approximately 32 percent from international operations. American's domestic revenue per available seat mile (RASM) decreased 11.3 percent, to 9.28 cents, on a capacity decrease of 5 percent, or 104 billion ASMs. International RASM decreased to 9.07 cents, or 5.2 percent, on a capacity decrease of 4.9 percent. The decrease in international RASM was led by an 11.8 percent and 10.8 percent decrease in Pacific and European RASM, respectively, slightly offset by a 0.9 percent increase in Latin American RASM. The decrease in international capacity was driven by a 6.5 percent and 4.7 percent reduction in Latin American and European ASMs, respectively, partially offset by an increase in Pacific capacity of 2.8 percent.

       TWA's passenger revenues were approximately $1.7 billion for the period April 10, 2001 through December 31, 2001. TWA's RASM was 7.74 cents on capacity of 21.7 billion ASMs.

       AMR Eagle's passenger revenues decreased $74 million, or 5.1 percent. AMR Eagle's traffic remained flat compared to 2000, at 3.7 billion RPMs, while capacity increased to 6.5 billion ASMs, or 3.4 percent. Similar to American, the decrease in AMR Eagle's revenues was due primarily to the September 11, 2001 terrorist attacks and a worsening of the U.S. economy that had already been dampening the demand for air travel prior to that date.

       Cargo revenues decreased 8.2 percent, or $59 million, for the same reasons as noted above.

2000 COMPARED TO 1999 The Company's revenues increased approximately $2.0 billion, or 11.1 percent, versus 1999. American's passenger revenues increased by 11.3 percent, or $1.7 billion. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, a favorable pricing climate, the impact of a domestic fuel surcharge implemented in January 2000 and increased in September 2000, a labor disruption at one of the Company's competitors which positively impacted the Company's revenues by approximately $80 to $100 million, and a schedule disruption which negatively impacted the Company's operations in 1999. In 2000, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       American's domestic RASM increased 12.4 percent, to 10.42 cents, on a capacity decrease of 1.6 percent, or 109.5 billion ASMs. The decrease in domestic capacity was due primarily to the Company's More Room Throughout Coach program. International RASM increased to 9.64 cents, or 10.7 percent, on a capacity increase of 3.2 percent. The increase in international RASM was led by a 16.5 percent, 13.4 percent and 7.8 percent increase in Pacific, European and Latin American RASM, respectively. The increase in international capacity was driven by a 6.6 percent, 2.7 percent and 0.5 percent increase in European, Pacific and Latin American ASMs, respectively.

       AMR Eagle's passenger revenues increased $158 million, or 12.2 percent. AMR Eagle's traffic increased to 3.7 billion RPMs, up 10.7 percent, while capacity increased to 6.3 billion ASMs, or 10.9 percent. The increase in revenues was due primarily to growth in AMR Eagle capacity aided by a strong U.S. economy, which led to strong demand for air travel, and a favorable pricing environment.

       Cargo revenues increased 12.1 percent, or $78 million, due primarily to a fuel surcharge implemented in February 2000 and increased in October 2000, and the increase in cargo capacity from the addition of 16 Boeing 777-200ER aircraft in 2000.

OPERATING EXPENSES

2001 COMPARED TO 2000 The Company's operating expenses increased 17 percent, or approximately $3.1 billion. However, excluding TWA's expenses for the period April 10, 2001 through December 31, 2001, the Company's expenses would have increased approximately $888 million versus 2000. In addition to the specific explanations provided below, the significant decline in passenger traffic resulting from the terrorist acts of September 11, 2001 and resulting reduced operating schedule caused a favorable impact on certain passenger-related operating expenses, including aircraft fuel, other rentals and landing fees, commissions to agents and food service. American's cost per ASM increased 6.3 percent to 11.14 cents, excluding TWA and the impact of special charges - net of U.S. Government grant. The increase in American's cost per ASM was driven partially by a reduction in ASMs due to the Company's More Room Throughout Coach program. Removing the impact of this program, American's cost per ASM grew approximately 3.3 percent, excluding TWA and the impact of special charges - net of U.S. Government grant. TWA's cost per ASM, excluding the impact of special charges - net of U.S. Government grant, was 10.58 cents. Wages, salaries and benefits increased 18.4 percent, or $1.3 billion, and included approximately $920 million related to the addition of TWA. The remaining increase of approximately $329 million related primarily to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. During 2001, the Company recorded approximately $300 million in additional wages, salaries and benefits related primarily to the Company's new contracts with its flight attendants and Transport Workers Union work groups. This was mostly offset by a $328 million decrease in the provision for profit-sharing as compared to 2000. Aircraft fuel expense increased 15.8 percent, or $393 million, and included approximately $322 million related to the addition of TWA. The remaining increase in aircraft fuel expense was due to a 4.2 percent increase in the Company's average price per gallon, partially offset by a 3.7 percent decrease in the Company's fuel consumption, excluding TWA. Depreciation and amortization expense increased 16.8 percent, or $202 million, due primarily to the addition of new aircraft and an increase of approximately $88 million related to TWA. Other rentals and landing fees increased $198 million, or 19.8 percent, and included approximately $130 million related to the addition of TWA. The remaining increase of $68 million was due primarily to higher facilities rent and landing fees across the Company's system. Commissions to agents decreased 19.5 percent, or $202 million, and included approximately $59 million related to TWA. The decrease in commissions to agents was due primarily to a 13.2 percent decrease in passenger revenues, excluding TWA, and the benefit from commission structure changes implemented in 2000. Aircraft rentals increased $222 million, or 36.6 percent, due primarily to the addition of TWA aircraft. Other operating expenses increased 11.1 percent, or $368 million, and included approximately $358 million related to TWA. Special charges - net of U.S. Government grant included: (i) a $685 million asset impairment charge recorded in the second quarter of 2001 related to the write-down of the carrying value of the Company's Fokker 100, Saab 340 and ATR-42 aircraft and related rotables, (ii) charges resulting from the September 11, 2001 terrorist events, including approximately $552 million related to aircraft charges, $115 million in facility exit costs, $71 million in employee charges and $43 million in other charges, and (iii) an $856 million benefit recognized for the reimbursement from the U.S. Government under the Act. See a further discussion of special charges - net of U.S. Government grant in
Note 2 to the consolidated financial statements.

2000 COMPARED TO 1999 The Company's operating expenses increased 10.5 percent, or approximately $1.7 billion. American's cost per ASM increased by 10.3 percent to 10.48 cents, partially driven by a reduction in ASMs due to the Company's More Room Throughout Coach program. Removing the impact of this program, American's cost per ASM grew approximately 6.9 percent. Wages, salaries and benefits increased $663 million, or 10.8 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts, an increase of approximately $93 million in the provision for profit-sharing, and a charge of approximately $56 million for the Company's employee home computer program. Aircraft fuel expense increased $799 million, or 47.1 percent, due to an increase of 42.0 percent in the Company's average price per gallon and a 3.7 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $545 million recognized during 2000 related to the Company's fuel hedging program. Depreciation and amortization expense increased $110 million, or 10.1 percent, due primarily to the addition of new aircraft, many of which replaced older aircraft. Maintenance, materials and repairs expense increased $92 million, or 9.2 percent, due primarily to an increase in airframe and engine maintenance volumes at the Company's maintenance bases and an approximate $17 million one-time credit the Company received in 1999. Commissions to agents decreased 10.8 percent, or $125 million, despite an
11.4 percent increase in passenger revenues, due primarily to commission structure changes implemented in October 1999 and January 2000, and a decrease in the percentage of commissionable transactions.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

2001 COMPARED TO 2000 Interest income decreased $44 million, or 28.6 percent, resulting from lower investment balances throughout most of 2001. Interest expense increased $71 million, or 15.2 percent, resulting primarily from the increase in long-term debt of approximately $4.2 billion. Miscellaneous - net decreased $70 million due primarily to 2001 including a $45 million gain from the settlement of a legal matter related to the Company's 1999 labor disruption, offset by the write-down of certain investments held by the Company. This compares to 2000 including a $57 million gain on the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated (priceline) common stock and a gain of approximately $41 million from the recovery of start-up expenses from the Canadian Airlines International Limited (Canadian) services agreement.

2000 COMPARED TO 1999 Interest income increased $59 million, or 62.1 percent, due primarily to higher investment balances. Interest expense increased $74 million, or 18.8 percent, resulting primarily from financing new aircraft deliveries. Interest capitalized increased 28 percent, or $33 million, due to an increase in purchase deposits for flight equipment. Miscellaneous - net increased $38 million due primarily to a $57 million gain on the sale of the Company's warrants to purchase 5.5 million shares of priceline common stock and a gain of approximately $41 million from the recovery of start-up expenses from the Canadian services agreement. During 1999, the Company recorded a gain of approximately $75 million from the sale of a portion of American's interest in Equant N.V. and a gain of approximately $40 million related to the sale of the Company's investment in the preferred stock of Canadian. These gains were partially offset by the provision for the settlement of litigation items and the write-down of certain investments held by the Company during 1999.

OPERATING STATISTICS

The following table provides statistical information for American (excluding
TWA) and AMR Eagle for the years ended December 31, 2001, 2000 and 1999.


                                                                          Year Ended December 31,
                                                              ------------------------------------------------
                                                                  2001              2000              1999
                                                              ------------      ------------      ------------
AMERICAN AIRLINES
   Revenue passenger miles (millions)                              106,224           116,594           112,067
   Available seat miles (millions)                                 153,035           161,030           161,211
   Cargo ton miles (millions)                                        2,058             2,280             2,068
   Passenger load factor                                              69.4%             72.4%             69.5%
   Breakeven load factor (*)                                          78.1%             65.9%             63.8%
   Passenger revenue yield per passenger mile (cents)                13.28             14.06             13.14
   Passenger revenue per available seat mile (cents)                  9.22             10.18              9.13
   Cargo revenue yield per ton mile (cents)                          30.24             31.31             30.70
   Operating expenses per available seat mile (cents) (*)            11.14             10.48              9.50
   Operating aircraft at year-end                                      712               717               697

AMR EAGLE
   Revenue passenger miles (millions)                                3,725             3,731             3,371
   Available seat miles (millions)                                   6,471             6,256             5,640
   Passenger load factor                                              57.6%             59.6%             59.8%
   Operating aircraft at year-end                                      276               261               268

(*)   Excludes the impact of special charges - net of U.S. Government grant


LIQUIDITY AND CAPITAL RESOURCES

       The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (i) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general, and the airline industry in particular; (ii) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs it will incur as a consequence of the attacks, including those referred to below; (iii) the higher costs associated with new airline security directives, including the impact of the Aviation and Transportation Security Act, and any other increased regulation of air carriers;
(iv) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available;
(v) the Company's ability to raise additional financing and the cost of such financing; (vi) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; and (vii) the extent of the benefits received by the Company under the Act, taking into account any challenges to and interpretations or amendments of the Act or regulations issued pursuant thereto.

       In response to the September 11, 2001 terrorist attacks, the Company initiated the following measures: reduced capacity by approximately 20 percent, grounded aircraft and deferred certain aircraft deliveries to future years, significantly reduced capital spending, closed facilities, reduced its workforce (see Note 2 to the consolidated financial statements for additional information) and implemented numerous other cost reduction initiatives.

       Operating activities provided net cash of $511 million in 2001, $3.1 billion in 2000 and $2.3 billion in 1999. The $2.6 billion decrease from 2000 to 2001 resulted primarily from a decrease in income.

       On April 9, 2001, American purchased substantially all of the assets and assumed certain liabilities of TWA for approximately $742 million, which was funded from the Company's existing cash and short-term investments.

       Capital expenditures in 2001 totaled $3.6 billion, compared to $3.7 billion in 2000 and $3.5 billion in 1999. In 2001, American took delivery of 26 Boeing 737-800s, 13 Boeing 777-200ERs and 16 Boeing 757-200s. AMR Eagle took delivery of 15 Embraer 140s, seven Embraer 135s, six Embraer 145s and one Bombardier CRJ-700 aircraft. These expenditures were financed primarily through secured mortgage and debt agreements. Ten Boeing 737-800 aircraft were financed through sale-leaseback transactions, resulting in cash of approximately $352 million being received by the Company. Proceeds from the sale of equipment and property and other investments of $401 million included the proceeds received upon the delivery of five McDonnell Douglas MD-11 aircraft to FedEx.

       During the fourth quarter of 2001, the Company reached an agreement with Boeing that included a combination of aircraft delivery deferrals, substitutions and limited additional aircraft orders. As a direct result of the agreement with Boeing, the Company's 2002 and 2003 aircraft commitment amounts have been reduced, in the aggregate, by approximately $700 million. Following this agreement, at December 31, 2001, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 14 Boeing 777-200ERs, nine Boeing 767-300ERs, seven Boeing 757-200s, 124 Embraer regional jets and 24 Bombardier CRJ-700s. Deliveries of all aircraft extend through 2008. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $1.3 billion in 2002, $1.7 billion in 2003, $1.2 billion in 2004 and an aggregate of approximately $1.9 billion in 2005 through 2008. These future payments are net of approximately $470 million related to deposits made for 2002 aircraft deliveries - which have been deferred as part of the agreement with Boeing - that will be applied to future aircraft deliveries. In addition to these commitments for aircraft, the Company expects to spend approximately $500 million in 2002 for modifications to aircraft, renovations of - and additions to
- airport and off-airport facilities, and the acquisition of various other equipment and assets.

       During 2001, American issued approximately $2.6 billion of enhanced equipment trust certificates which has been recorded as long-term debt. These enhanced equipment trust certificates are secured by aircraft, bear interest at
6.8 percent to 9.1 percent, and mature in 2006 to 2019. Also during 2001, as mentioned above, the Company entered into approximately $1.1 billion of various debt agreements secured by aircraft. Effective rates on these agreements are fixed or variable (based upon the London Interbank Offered Rate (LIBOR) plus a spread), ranging up to approximately 4.5 percent, and mature over various periods of time, ranging from 2007 to 2021.

       American has an $834 million credit facility that expires December 15, 2005. At American's option, interest on this facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR. During the fourth quarter of 2001, American amended this credit facility to include, among other items, a revision of its financial covenants, including modifications to its fixed charge covenant and the addition of certain liquidity requirements. The next test of the fixed charge covenant will occur on June 30, 2003 and will consider only the preceding six-month period. American secured the facility with previously unencumbered aircraft. In addition, the facility requires that American maintain at least $1.5 billion of liquidity, as defined in the facility, which consists primarily of cash and short-term investments, and 50 percent of the net book value of its unencumbered aircraft. As of December 31, 2001, $814 million was outstanding under this credit facility, at an interest rate of 5.09 percent. The interest rate on the entire credit facility will be reset on March 18, 2002.

       In addition, American has available a $1 billion credit facility that expires September 30, 2002. Interest on this facility is based upon LIBOR plus a spread. This facility is immediately available subject to the Company providing specified aircraft collateral as security at the time of borrowing. At December 31, 2001, no borrowings were outstanding under this facility.

       Following the September 11, 2001 events, Standard & Poor's and Moody's downgraded the credit ratings of AMR and American, and the credit ratings of a number of other major airlines. The long-term corporate credit ratings of AMR and American were initially retained on review for possible downgrade by Moody's, and following subsequent downgrades, were given a negative outlook. In addition, the long-term corporate credit ratings of AMR and American remain on Standard & Poor's CreditWatch with negative implications. Any additional reductions in AMR's or American's credit ratings could result in increased borrowing costs to the Company and might limit the availability of future financing sources.

       The following table summarizes the Company's obligations and commitments to be paid in 2002 and 2003 (in millions):


 Nature of commitment                                               2002              2003
-------------------------------------------------------          ------------     ------------
   Operating  lease  payments for aircraft and facility
     obligations (*)                                             $      1,336     $      1,276
   Firm aircraft commitments                                            1,300            1,700
   Long-term debt (**)                                                    556              296
   Capital lease obligations (**)                                         326              243
                                                                 ------------     ------------

  Total obligations and commitments                              $      3,518     $      3,515
                                                                 ============     ============

(*) Certain special facility revenue bonds issued by municipalities - which are supported by operating leases executed by American - are guaranteed by AMR and American. See Note 6 to the consolidated financial statements for additional information.

(**)   Excludes related interest amounts

       In addition to the Company's approximately $3.0 billion in cash and short-term investments as of December 31, 2001, the Company has available a variety of future financing sources, including, but not limited to: (i) the receipt of the remainder of the U.S. Government grant, which approximates $128 million, (ii) additional secured aircraft debt (as of December 31, 2001, the Company had approximately $4.4 billion net book value of unencumbered aircraft),
(iii) the availability of the Company's $1 billion credit facility, (iv) sale-leaseback transactions of owned property, including aircraft and real estate, (v) tax-exempt borrowings for airport facilities, (vi) securitization of future operating receipts, (vii) unsecured borrowings, and (viii) borrowings backed by federal loan guarantees as provided under the Act. No assurance can be given that any of these financing sources will be available on terms acceptable to the Company. However, the Company believes it will meet its financing needs as discussed above.

       AMR (principally American) historically operates with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

OTHER INFORMATION

ENVIRONMENTAL MATTERS Subsidiaries of AMR have been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. AMR's alleged volumetric contributions at these sites are minimal compared to others. AMR does not expect these matters, individually or collectively, to have a material impact on its results of operations, financial position or liquidity. Additional information is included in Note 5 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: accounting for long-lived assets, passenger revenue, frequent flyer accounting, and pensions and other postretirement benefits.

       Accounting for Long-Lived Assets - The Company has approximately $21 billion of long-lived assets as of December 31, 2001, including approximately $19 billion related to flight equipment and related fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and in 2001, impairment charges. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values. During 2001, the Company determined its Fokker 100, Saab 340 and ATR 42 aircraft and related rotables were impaired under SFAS 121 and recorded impairment charges of approximately $1.1 billion. In addition, during the fourth quarter of 2001, the Company completed an impairment analysis of its long-lived assets, including aircraft fleets, route acquisition costs, airport operating and gate lease rights, and goodwill. The impairment analysis did not result in any additional impairment charges. See Notes 1 and 2 to the consolidated financial statements for additional information with respect to each of the policies and assumptions utilized by the Company which affect the recorded values of long-lived assets.

       Passenger revenue - Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company's historical experience. Due to the uncertainties surrounding the impact of the September 11, 2001 events on the Company's business (see Note 2 to the consolidated financial statements) and the acquisition of TWA in April 2001 (see Note 3 to the consolidated financial statements), historical trends may not be representative of future results.

       Frequent flyer accounting - The Company utilizes a number of estimates in accounting for its AAdvantage frequent flyer program. Additional information regarding the Company's AAdvantage frequent flyer program is included in Item 1 - Business (pages 10 and 11) and Note 1 to the consolidated financial statements. Changes to the percentage of the amount of revenue deferred, deferred recognition period, cost per mile estimates or the minimum award level accrued could have a significant impact on the Company's revenues or incremental cost accrual in the year of the change as well as in future years. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting for both multiple-deliverable revenue arrangements and volume-based sales incentive offers, but has not yet reached a consensus that would apply to programs such as the AAdvantage program. The issuance of new accounting standards could have a significant impact on the Company's frequent flyer liability in the year of the change as well as in future years.

       Pensions and other postretirement benefits - The Company's pension and other postretirement benefit costs and liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under Statements of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company utilizes certain assumptions including, but not limited to, the selection of the:
       (i) discount rate, (ii) expected return on plan assets, and (iii) expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rate are based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. In addition, the Company's future pension and other postretirement benefit costs and liabilities will be impacted by the acquisition of TWA and the new labor agreements entered into during 2001. See Note 11 to the consolidated financial statements for additional information regarding the Company's pension and other postretirement benefits.

NEW ACCOUNTING PRONOUNCEMENTS In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. SFAS 142 includes the requirement to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will adopt SFAS 142 in the first quarter of 2002, and currently estimates the impact to the Company's results of operations of discontinuing the amortization of goodwill and route authorities to be approximately $66 million on an annualized basis. The Company is currently evaluating what additional impact these new accounting standards may have on the Company's financial position or results of operations. However, with the decline in the Company's market capitalization, in part due to the terrorist attacks on September 11, 2001, the adoption of SFAS 142 may result in the impairment of the Company's goodwill.

OUTLOOK

       Due in part to the lack of predictability of future traffic, business mix and yields, the Company continues to have difficulty in estimating the impact of the events of September 11, 2001. However, given the magnitude of these unprecedented events, the Company expects that the adverse impact to the Company
- and to the airline industry as a whole - will continue to be significant in 2002. Because of the high degree of uncertainty, the Company is not currently able to provide an estimate for the full year 2002. However, the Company does expect to incur a sizable loss in the first quarter, and will likely incur a loss for 2002.

       Capacity for American - which reflects TWA in the first quarter of 2002 but not in the first quarter of 2001 - is expected to increase two to three percent in the first quarter of 2002 compared to last year's first quarter levels. American Eagle's capacity will be down slightly (see page 8 regarding additional information on American Eagle's capacity). Capacity for the remainder of 2002 is less clear and depends on a number of factors, including, but not limited to, how quickly demand returns and what levels of capacity the Company's competitors deploy. Traffic continues to remain challenging to predict. However, for the first quarter of 2002, the Company expects traffic to be up about three percent from last year's first quarter levels. In response to the September 11 terrorist attacks, the Company put in place numerous cost reduction initiatives, including, but not limited to: cutting capacity, grounding aircraft and deferring certain aircraft deliveries to future years, sharply reducing capital spending, closing facilities, trimming food service and reducing its workforce. In addition, the Company expects to see lower fuel prices in the first quarter of 2002 compared to 2001. Somewhat offsetting these cost savings, however, will be higher wages, salaries and benefit costs, higher security costs and insurance premiums, and greater interest expense. American's unit costs for the first quarter of 2002 are expected to be three to five percent higher than last year's first quarter.

FORWARD-LOOKING INFORMATION

       The preceding discussions under Business, Properties, Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues and costs, expectations as to future financing needs, overall economic conditions and plans and objectives for future operations, the ability to continue to successfully integrate with its operations the assets acquired from TWA and the former TWA workforce, and the impact of the events of September 11, 2001 on the Company and the sufficiency of the Company's financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

UNCERTAINTY OF FUTURE COLLECTIVE BARGAINING AGREEMENTS AND EVENTS The Company's operations could be adversely affected by failure of the Company to reach agreement with any labor union representing the Company's employees (including, for example, the successful integration of TWA's workforce) or by an agreement with any such labor union representing the Company's employees that contains terms which prevent the Company from competing effectively with other airlines. In addition, a dispute between the Company and an employee work group (outside the confines of a collective bargaining agreement) could adversely impact the Company's operations.

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

FUEL PRICES / SUPPLY Due to the competitive nature of the airline industry, there can be no assurance that the Company would be able to pass on any increased fuel prices to its customers by increasing fares. Moreover, to the extent there was a reduction in the supply of jet fuel, the Company's operations could be adversely impacted.

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of the Company's routes is highly competitive. The Company faces vigorous competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost air carriers, and, particularly on shorter segments, ground transportation. Increasingly the Company faces significant competition from marketing/operational alliances formed by its competitors. To the extent those alliances can undertake activities that are not available to the Company, the Company's ability to effectively compete could be hindered. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Company's financial results because the Company is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals (including foreign government approvals) needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., Court Orders, or Agency regulations or orders, that would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards (e.g., new passenger security standards), and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

ADVERSE IMPACT OF THE TERRORIST ATTACKS As described elsewhere in this Report, the events of September 11, 2001 had and continue to have a material adverse impact on the Company. Among the effects experienced by the Company from the September 11, 2001 terrorist attacks have been significant flight disruption costs caused by the FAA's imposed grounding of the U.S. airline industry's fleet, significantly increased security and other costs, a reduction in the availability of insurance coverage by insurance carriers, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. The occurrence of another terrorist attack (whether domestic or international and whether against the Company or another entity) could again have a material adverse impact on the Company, its finances and/or its operations by further aggravating the aforementioned effects.

AVAILABILITY OF FUTURE FINANCING In the aftermath of the events of September 11, 2001, the Company raised substantial amounts of money to finance capital commitments and day-to-day operations. Although the Company has a substantial amount of unencumbered assets, there is no guarantee that it will be able to use those assets for financing activities or that these assets will maintain their current market value. To the extent that the Company may be unable to access the capital markets for long-term capital spending requirements or short-term liquidity needs, the Company's finances and/or operations could be adversely impacted. As noted elsewhere in this Report, in the aftermath of the events of September 11, 2001, credit ratings for the Company's debt instruments were downgraded. To the extent the Company's credit ratings are further downgraded, it could have an adverse impact on the ability of the Company to access capital markets and/or the costs of such financing.

AVAILABILITY OF THE ACT As reported elsewhere in this Report, the Act has mitigated some of the material adverse consequences of the events of September 11, 2001. To the extent there are amendments to, or interpretations of, the Act or successful challenges to the Act, any of which are contrary to such mitigation, the Company's finances and/or operations could be adversely impacted.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

       The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See Note 8 to the consolidated financial statements for accounting policies and additional information.

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by utilizing jet fuel, heating oil, and crude swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2001 and 2000 cost per gallon of fuel. Based on projected 2002 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $169 million in 2002, net of fuel hedge instruments outstanding at December 31, 2001, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2001 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $194 million in 2001, net of fuel hedge instruments outstanding at December 31, 2000. The change in market risk is due primarily to the decrease in fuel prices. As of December 31, 2001, the Company had hedged approximately 40 percent of its estimated 2002 fuel requirements, approximately 21 percent of its estimated 2003 fuel requirements, and approximately five percent of its estimated 2004 fuel requirements, compared to approximately 40 percent of its estimated 2001 fuel requirements, 15 percent of its estimated 2002 fuel requirements, and approximately seven percent of its estimated 2003 fuel requirements hedged at December 31, 2000.

FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company uses options to hedge a portion of its anticipated foreign currency-denominated ticket sales. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2001 and 2000 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $40 million and $33 million for the years ending December 31, 2002 and 2001, respectively, net of hedge instruments outstanding at December 31, 2001 and 2000, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2002 and 2001 foreign currency-denominated revenues and expenses as of December 31, 2001 and 2000.

INTEREST The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 35 percent and 29 percent of its total long-term debt at December 31, 2001 and 2000, respectively, and interest rate swaps on notional amounts of approximately $148 million and $158 million, respectively, at December 31, 2001 and 2000. If interest rates average 10 percent more in 2002 than they did at December 31, 2001, the Company's interest expense would increase by approximately $10 million and interest income from cash and short-term investments would increase by approximately $16 million. In comparison, at December 31, 2000, the Company estimated that if interest rates averaged 10 percent more in 2001 than they did at December 31, 2000, the Company's interest expense would have increased by approximately $11 million and interest income from cash and short-term investments would have increased by approximately $15 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 2001 and 2000.

       Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $318 million and $148 million as of December 31, 2001 and 2000, respectively. The change in market risk is due primarily to the increase in the Company's fixed-rate long-term debt during 2001. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

       In addition, the Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS



                                                                                               Page
                                                                                            ------------

Report of Independent Auditors                                                                    35

Consolidated Statements of Operations                                                             36

Consolidated Balance Sheets                                                                       38

Consolidated Statements of Cash Flows                                                             40

Consolidated Statements of Stockholders' Equity                                                   41

Notes to Consolidated Financial Statements                                                        42

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation

       We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

       As discussed in Note 8 to the consolidated financial statements, effective January 1, 2001 the Company changed its method of accounting for its derivative and hedging activities as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.



                                                            ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 15, 2002

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
--------------------------------------------------------------------------------


                                                                      Year Ended December 31,
                                                           ------------------------------------------------
                                                               2001              2000              1999
                                                           ------------      ------------      ------------
REVENUES

   Passenger - American Airlines                           $     15,780      $     16,394      $     14,724
             - AMR Eagle                                          1,378             1,452             1,294
   Cargo                                                            662               721               643
   Other revenues                                                 1,143             1,136             1,069
                                                           ------------      ------------      ------------
     Total operating revenues                                    18,963            19,703            17,730
                                                           ------------      ------------      ------------

EXPENSES

   Wages, salaries and benefits                                   8,032             6,783             6,120
   Aircraft fuel                                                  2,888             2,495             1,696
   Depreciation and amortization                                  1,404             1,202             1,092
   Other rentals and landing fees                                 1,197               999               942
   Maintenance, materials and repairs                             1,165             1,095             1,003
   Commissions to agents                                            835             1,037             1,162
   Aircraft rentals                                                 829               607               630
   Food service                                                     778               777               740
   Other operating expenses                                       3,695             3,327             3,189
   Special charges, net of U.S. Government grant                    610                --                --
                                                           ------------      ------------      ------------
     Total operating expenses                                    21,433            18,322            16,574
                                                           ------------      ------------      ------------

OPERATING INCOME (LOSS)                                          (2,470)            1,381             1,156

OTHER INCOME (EXPENSE)
   Interest income                                                  110               154                95
   Interest expense                                                (538)             (467)             (393)
   Interest capitalized                                             144               151               118
   Miscellaneous - net                                               (2)               68                30
                                                           ------------      ------------      ------------
                                                                   (286)              (94)             (150)
                                                           ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY LOSS                           (2,756)            1,287             1,006
Income tax provision (benefit)                                     (994)              508               350
                                                           ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY LOSS                                            (1,762)              779               656
INCOME FROM DISCONTINUED OPERATIONS, NET OF APPLICABLE
   INCOME TAXES AND MINORITY INTEREST                                --                43               265
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF
   APPLICABLE INCOME TAXES                                           --                --                64
                                                           ------------      ------------      ------------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                          (1,762)              822               985
EXTRAORDINARY LOSS, NET OF APPLICABLE INCOME TAXES                   --                (9)               --
                                                           ------------      ------------      ------------
NET EARNINGS (LOSS)                                        $     (1,762)     $        813      $        985
                                                           ============      ============      ============



--------------------------------------------------------------------------------
Continued on next page.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(in millions, except per share amounts)
--------------------------------------------------------------------------------


                                                            Year Ended December 31,
                                                  ------------------------------------------------
                                                     2001               2000              1999
                                                  ------------      ------------      ------------

EARNINGS (LOSS) APPLICABLE TO COMMON SHARES       $     (1,762)     $        813      $        985
                                                  ============      ============      ============

EARNINGS (LOSS) PER SHARE:
   BASIC
     Income (loss) from continuing operations     $     (11.43)     $       5.20      $       4.30
     Discontinued operations                                --              0.30              2.16
     Extraordinary loss                                     --             (0.07)               --
                                                  ------------      ------------      ------------

     Net earnings (loss)                          $     (11.43)     $       5.43      $       6.46
                                                  ============      ============      ============

   DILUTED
     Income (loss) from continuing operations     $     (11.43)     $       4.81      $       4.17
     Discontinued operations                                --              0.27              2.09
     Extraordinary loss                                     --             (0.05)               --
                                                  ------------      ------------      ------------

     Net earnings (loss)                          $     (11.43)     $       5.03      $       6.26
                                                  ============      ============      ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------


                                                                                                     December 31,
                                                                                             -----------------------------
                                                                                                 2001              2000
                                                                                             ------------     ------------
ASSETS

CURRENT ASSETS
   Cash                                                                                      $        120     $         89
   Short-term investments                                                                           2,872            2,144
   Receivables, less allowance for uncollectible
     accounts (2001 - $52; 2000 - $27)                                                              1,414            1,303
   Inventories, less allowance for obsolescence
     (2001 - $383; 2000 - $332)                                                                       822              757
   Deferred income taxes                                                                              790              695
   Other current assets                                                                               522              191
                                                                                             ------------     ------------
     Total current assets                                                                           6,540            5,179

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                                       21,707           20,041
   Less accumulated depreciation                                                                    6,727            6,320
                                                                                             ------------     ------------
                                                                                                   14,980           13,721

   Purchase deposits for flight equipment                                                             929            1,700

   Other equipment and property, at cost                                                            4,202            3,639
   Less accumulated depreciation                                                                    2,123            1,968
                                                                                             ------------     ------------
                                                                                                    2,079            1,671
                                                                                             ------------     ------------
                                                                                                   17,988           17,092

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                                                 2,658            2,618
   Other equipment and property                                                                       163              159
                                                                                             ------------     ------------
                                                                                                    2,821            2,777
   Less accumulated amortization                                                                    1,154            1,233
                                                                                             ------------     ------------
                                                                                                    1,667            1,544

OTHER ASSETS
   Route acquisition costs and airport operating
     and gate lease rights, less accumulated
     amortization (2001 - $556; 2000 - $498)                                                        1,325            1,143
   Goodwill, less accumulated amortization
     (2001 - $110; 2000 - $83)                                                                      1,392              385
   Other                                                                                            3,929              870
                                                                                             ------------     ------------
                                                                                                    6,646            2,398
                                                                                             ------------     ------------

TOTAL ASSETS                                                                                 $     32,841     $     26,213
                                                                                             ============     ============


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------



                                                                              December 31,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      1,785      $      1,267
   Accrued salaries and wages                                                 721               955
   Accrued liabilities                                                      1,471             1,276
   Air traffic liability                                                    2,763             2,696
   Current maturities of long-term debt                                       556               569
   Current obligations under capital leases                                   216               227
                                                                     ------------      ------------
     Total current liabilities                                              7,512             6,990

LONG-TERM DEBT, LESS CURRENT MATURITIES                                     8,310             4,151


OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                                 1,524             1,323


OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                    1,627             2,385
   Deferred gains                                                             520               508
   Postretirement benefits                                                  2,538             1,706
   Other liabilities and deferred credits                                   5,437             1,974
                                                                     ------------      ------------
                                                                           10,122             6,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - 20,000,000 shares authorized; None issued                 --                --
   Common stock - $1 par value; 750,000,000 shares authorized;
     182,278,766 shares issued                                                182               182
   Additional paid-in capital                                               2,865             2,911
   Treasury shares at cost: 2001 - 27,794,380; 2000 - 30,216,218           (1,716)           (1,865)
   Accumulated other comprehensive loss                                      (146)               (2)
   Retained earnings                                                        4,188             5,950
                                                                     ------------      ------------
                                                                            5,373             7,176
                                                                     ------------      ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     32,841      $     26,213
                                                                     ============      ============



--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------


                                                                                          Year Ended December 31,
                                                                               ------------------------------------------------
                                                                                   2001              2000              1999
                                                                               ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations after extraordinary loss           $     (1,762)     $        770      $        656
   Adjustments to reconcile income (loss) from continuing operations after extraordinary loss to net cash provided by operating activities:
       Depreciation                                                                   1,122               928               864
       Amortization                                                                     282               274               228
       Provisions for asset impairments                                               1,214                --                --
       Deferred income taxes                                                           (731)              461               183
       Extraordinary loss on early extinguishment of debt                                --                14                --
       Gain on disposition of equipment and property and other investments              (24)              (57)             (110)
       Change in assets and liabilities:
         Decrease (increase) in receivables                                             120              (169)              261
         Increase in inventories                                                        (39)             (111)             (140)
         Increase in accounts payable and accrued liabilities                           379               579                42
         Increase (decrease) in air traffic liability                                  (276)              438                84
       Other, net                                                                       226                15               196
                                                                               ------------      ------------      ------------
              Net cash provided by operating activities                                 511             3,142             2,264

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures, including purchase deposits on flight
      equipment                                                                      (3,640)           (3,678)           (3,539)
   Acquisition of Trans World Airlines, Inc.                                           (742)               --                --
   Net increase in short-term investments                                              (728)             (438)             (253)
   Proceeds from:
     Sale of equipment and property and other investments                               401               332               164
     Dividend from Sabre Holdings Corporation                                            --               559                --
     Sale of discontinued operations                                                     --                --               259
   Other                                                                                 18               (50)              (81)
                                                                               ------------      ------------      ------------
              Net cash used for investing activities                                 (4,691)           (3,275)           (3,450)

CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations                            (922)             (766)             (280)
   Proceeds from:
     Issuance of long-term debt                                                       4,744               836             1,956
     Sale-leaseback transactions                                                        352                --                54
     Exercise of stock options                                                           37                67                25
     Short-term loan from Sabre Holdings Corporation                                     --                --               300
   Repurchase of common stock                                                            --                --              (871)
                                                                               ------------      ------------      ------------
              Net cash provided by financing activities                               4,211               137             1,184
                                                                               ------------      ------------      ------------

Net increase (decrease) in cash                                                          31                 4                (2)
Cash at beginning of year                                                                89                85                87
                                                                               ------------      ------------      ------------
Cash at end of year                                                            $        120      $         89      $         85
                                                                               ============      ============      ============

ACTIVITIES NOT AFFECTING CASH
   Distribution of Sabre Holdings Corporation shares to AMR
     shareholders                                                              $         --      $        581      $         --
                                                                               ============      ============      ============
   Payment of short-term loan from Sabre Holdings Corporation                  $         --      $         --      $        300
                                                                               ============      ============      ============
   Capital lease obligations incurred                                          $         --      $         --      $         54
                                                                               ============      ============      ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share amounts)
--------------------------------------------------------------------------------


                                                                                       Accumulated
                                                          Additional                      Other
                                             Common         Paid-in       Treasury     Comprehensive     Retained
                                              Stock         Capital         Stock          Loss          Earnings        Total
                                           -----------    -----------    -----------   -------------   -----------    -----------
Balance at January 1, 1999                 $       182    $     3,075    $    (1,288)   $        (4)   $     4,733    $     6,698
Net earnings                                        --             --             --             --            985            985
Adjustment for minimum pension
  liability, net of tax of $1                       --             --             --              3             --              3
Unrealized loss on investments, net of
  tax of $1                                         --             --             --             (1)            --             (1)
                                                                                                                      -----------
       Total comprehensive income                                                                                             987
Repurchase of 14,062,358 common shares              --             --           (871)            --             --           (871)
Issuance of 955,940 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax of $4                --            (14)            58             --             --             44
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999                       182          3,061         (2,101)            (2)         5,718          6,858
Net earnings                                        --             --             --             --            813            813
Adjustment for minimum pension
  liability, net of tax of $3                       --             --             --             (5)            --             (5)
Unrealized gain on investments, net of
   tax of $2                                        --             --             --              5             --              5
                                                                                                                      -----------
       Total comprehensive income                                                                                             813
Distribution of Sabre Holdings
  Corporation shares to AMR shareholders            --             --             --             --           (581)          (581)
Issuance of 3,817,892 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax of $11               --           (150)           236             --             --             86
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000                       182          2,911         (1,865)            (2)         5,950          7,176
Net loss                                            --             --             --             --         (1,762)        (1,762)
Adjustment for minimum pension
  liability, net of tax of $60                      --             --             --           (101)            --           (101)
Changes in fair value of derivative
  financial instruments, net of tax
  of $29                                            --             --             --            (46)            --            (46)
Unrealized gain on investments, net of
   tax of $2                                        --             --             --              3             --              3
                                                                                                                      -----------
       Total comprehensive loss                                                                                            (1,906)
Issuance of 2,421,838 shares from
   Treasury pursuant to stock option,
   deferred stock and restricted stock
   incentive plans, net of tax of $58               --            (46)           149             --             --            103
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2001               $       182    $     2,865    $    (1,716)   $      (146)   $     4,188    $     5,373
                                           ===========    ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION The consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American). On April 9, 2001, American purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA since the date of acquisition have been included in the accompanying consolidated financial statements for the year ended December 31, 2001. All significant intercompany transactions have been eliminated. The results of operations, cash flows and net assets for Sabre Holdings Corporation (Sabre), AMR Services Corporation (AMR Services), AMR Combs, Inc. (AMR Combs) and TeleService Resources, Inc. (TSR) have been reflected in the consolidated financial statements as discontinued operations. Unless specifically indicated otherwise, the information in the footnotes relates to the continuing operations of AMR. Certain amounts from prior years have been reclassified to conform with the 2001 presentation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES Spare parts, materials and supplies relating to flight equipment are carried at average acquisition cost and are expensed when incurred in operations. Allowances for obsolescence are provided - over the estimated useful life of the related aircraft and engines - for spare parts expected to be on hand at the date aircraft are retired from service, plus allowances for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:


                                                                      Depreciable Life
                                                                      ----------------------------------
       Boeing 727-200 aircraft                                        2002(1)
       Fokker 100 aircraft                                            2010(1)
       ATR 42 and Saab 340 aircraft                                   2005(1)
       Other American jet aircraft                                    20 - 30 years
       Other regional aircraft and engines                            16 - 20 years
       Major rotable parts, avionics and assemblies                   Life of equipment to which
                                                                         applicable
       Improvements to leased flight equipment                        Term of lease
       Buildings and improvements (principally on                     10-30 years or term of lease
          leased land)
       Furniture, fixtures and other equipment                        3-20 years
       Capitalized software                                           3-10 years

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

INTANGIBLE ASSETS Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities (including international airport take-off and landing slots), airport take-off and landing slots and airport gate leasehold rights acquired. These assets are being amortized on a straight-line basis over 40 years for route authorities, primarily 25 years for airport take-off and landing slots, and the term of the lease for airport gate leasehold rights.

PASSENGER REVENUE Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company's historical experience.

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $202 million, $221 million and $206 million for the years ended December 31, 2001, 2000 and 1999, respectively.

FREQUENT FLYER PROGRAM The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits is deferred over 28 months, which approximates the expected period over which the mileage credits are used. The remaining portion of the revenue is recognized upon sale as the related services have been provided.

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

EMPLOYEE ACCRUALS The Company estimates the amount of potential retroactive pay expected to be provided upon finalization of a labor agreement for work groups working under contracts that have become amendable. These estimates are based upon management's expectation of the most likely outcome of the contract negotiations.

MEASUREMENT OF ASSET IMPAIRMENTS In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company records impairment charges on long-lived assets (including goodwill) used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values.

2.       SPECIAL CHARGES - NET OF U.S. GOVERNMENT GRANT

       On September 11, 2001, two American Airlines aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and the Pentagon in northern Virginia. On the same day, two United Air Lines aircraft were also hijacked and used in terrorist attacks. In addition to the loss of life on board the aircraft, these attacks resulted in untold deaths and injuries to persons on the ground and massive property damage. In response to those terrorist attacks, the Federal Aviation Administration issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Airports did not reopen until September 13, 2001 (except for Washington Reagan Airport, which was partially reopened on October 4, 2001). The Company was able to operate only a portion of its scheduled flights for several days thereafter. When flights were permitted to resume, passenger traffic and yields on the Company's flights were significantly lower than prior to the attacks. As a result, the Company announced that it would reduce its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. In addition, the Company also announced that, as a result of its schedule reduction and the sharp fall off in passenger traffic, it would eliminate approximately 20,000 jobs. The Company's future schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition.

       On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act), which for all U.S. airlines and air cargo carriers (collectively, air carriers) provides for, among other things: (i) $5 billion in compensation for direct losses (including lost revenues) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the attacks; (ii) subject to certain conditions, the availability of up to $10 billion in federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Act) for the increase in the cost of insurance, for coverage ending before October 1, 2002, over the premium in effect for the period September 4, 2001 to September 10, 2001; (iv) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Act; (v) the extension of the due date for the payment by air carriers of certain excise taxes; and (vi) compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11, 2001. In addition, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not exceed the liability coverage maintained by the air carrier.

       Based upon estimates provided by the Company's insurance providers, the Company has recorded a liability of approximately $2.3 billion for claims arising from the events of September 11, 2001, after considering the liability protections provided for by the Act. In addition, the Company has recorded a receivable for the same amount which the Company expects to recover from its insurance carriers as claims are resolved. This insurance receivable and liability are classified as Other assets and Other liabilities and deferred credits on the accompanying consolidated balance sheets, respectively, and are based on reserves established by the Company's insurance carriers. These estimates may be revised as additional information becomes available concerning the expected claims.

       Under the airline compensation provisions of the Act, each air carrier is entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation of the $5 billion compensation available under the Act. The Company has received a total of $728 million from the U.S. Government under the Act. The Company expects to receive additional payments in 2002 aggregating approximately $128 million. As of December 31, 2001, the Company recognized approximately $856 million as compensation under the Act, which is included in special charges - net of U.S. Government grant on the accompanying consolidated statements of operations. Adjustments to the amount of compensation received by the Company may be recognized in 2002 as the rules governing the distribution of the government grant are finalized. The finalized rules could result in more or less compensation to the Company under the Act.

2.     SPECIAL CHARGES - NET OF U.S. GOVERNMENT GRANT (CONTINUED)

       Special charges - net of U.S. Government grant for the year ended December 31, 2001 included the following (in millions):


                                          Year Ended
                                      December 31, 2001
                                      ------------------

Aircraft charges                         $       1,237
Facility exit costs                                115
Employee charges                                    71
Other                                               43
                                         -------------
  Total special charges                          1,466
Less:  U.S. Government grant                      (856)
                                         -------------
                                         $         610
                                         =============

Aircraft charges

       In conjunction with the acquisition of TWA, coupled with revisions to the Company's fleet plan to accelerate the retirement dates of its Fokker 100, Saab 340 and ATR 42 aircraft, during the second quarter of 2001 the Company determined these aircraft were impaired under SFAS 121. As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $685 million relating to the write-down of the carrying value of 71 Fokker 100 aircraft, 74 Saab 340 aircraft and 20 ATR 42 aircraft and related rotables to their estimated fair market values. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft.

       Following the events of September 11, 2001, and decisions by other carriers to ground their Fokker 100 fleets, the Company determined that the estimated fair market value of its Fokker 100, Saab 340 and ATR 42 aircraft had further declined in value. Therefore, during the third quarter of 2001, the Company recorded an additional charge of approximately $423 million reflecting the diminution in the estimated fair market value of these aircraft and related rotables.

       In addition, due primarily to fleet plan changes implemented by the Company as a result of the events of September 11, 2001, the Company recorded a charge of approximately $64 million related primarily to the write-down of certain other aircraft and aircraft modifications to their estimated fair market value. Included in this charge is the write-down of five owned Boeing 727-200 non-operating aircraft and one owned McDonnell Douglas MD-80 non-operating aircraft.

       As a result of the write-down of these aircraft to fair market value, as well as the acceleration of the retirement dates, including the acceleration of the Company's remaining 50 owned Boeing 727-200 aircraft to May 2002, and changes in salvage values, depreciation and amortization expense will decrease by approximately $57 million on an annualized basis.

       Due to the events of September 11, 2001, and subsequent impact on the Company and the rest of the airline industry, during the fourth quarter of 2001, the Company completed an impairment analysis of its long-lived assets, including aircraft fleets, route acquisition costs, airport operating and gate lease rights, and goodwill in accordance with applicable accounting standards. The impairment analysis did not result in any additional impairment charges beyond those recorded in the second and third quarters of 2001.

2.     SPECIAL CHARGES - NET OF U.S. GOVERNMENT GRANT (CONTINUED)

       The Company also retired all McDonnell Douglas DC-9 aircraft and eight McDonnell Douglas MD-80 aircraft during the third and fourth quarters of 2001, and accelerated the retirement of its entire Boeing 717-200 fleet to June 2002 (these aircraft were acquired from TWA). In conjunction therewith, the Company recorded a charge of approximately $65 million related primarily to future lease commitments and return condition costs on the operating leased aircraft past the dates they will be removed from service. As of December 31, 2001, cash outlays are estimated to be approximately $58 million and will occur over the remaining lease terms, which extend through 2010.

Facility exit costs

       Also in response to the September 11, 2001 terrorist attacks, the Company announced that it would discontinue service at Dallas Love Field and discontinue or reduce service on several of its international routes. In addition, the Company announced it would close six Admiral's Clubs, five airport Platinum Service Centers and approximately 105 off-airport Travel Centers in 37 cities, all effective September 28, 2001. As a result of these announcements, the Company recorded an $87 million charge related primarily to future lease commitments and the write-off of leasehold improvements and fixed assets. As of December 31, 2001, cash outlays related to the accrual of future lease commitments are estimated to be approximately $20 million and will occur over the remaining lease terms, which extend through 2018.

       In addition, in December 2001, American agreed to sell its terminal facilities lease rights at the Raleigh-Durham International Airport to the Raleigh-Durham Airport Authority. As a result of this transaction, the Company recorded a $28 million charge in the fourth quarter of 2001 to accrue the residual cost less sales proceeds.

Employee charges

       On September 19, 2001, the Company announced that it would be forced to reduce its workforce by approximately 20,000 jobs across all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel). The reduction in workforce, which the Company accomplished through various measures, including leaves of absence, job sharing, elimination of open positions, furloughs in accordance with collective bargaining agreements, and permanent layoffs, resulted from the September 11, 2001 terrorist attacks and the Company's subsequent reduction of its operating schedule by approximately 20 percent. In connection therewith, the Company recorded a charge of approximately $71 million for employee termination benefits. Cash outlays for the employee charges were incurred substantially during 2001 and approximated the amount of the charge recorded.

3.     ACQUISITION OF TWA ASSETS

       On April 9, 2001, American purchased substantially all of the assets of TWA and assumed certain liabilities. TWA was the eighth largest U.S. carrier, with a primary domestic hub in St. Louis. American funded the acquisition of TWA's assets with its existing cash and short-term investments. The acquisition of TWA was accounted for under the purchase method of accounting and, accordingly, the operating results of TWA since the date of acquisition have been included in the accompanying consolidated financial statements for the year ended December 31, 2001.

       The accompanying consolidated financial statements reflect the allocation of the purchase price, which was based on estimated fair values of the assets acquired and liabilities assumed. American paid approximately $742 million in cash (subject to certain working capital adjustments) for the purchase of TWA, which included the $625 million purchase price paid to TWA and various other acquisition costs, primarily the purchase of aircraft security deposits and prepaid rent, and assumed the following obligations: $638 million in current liabilities, $734 million in postretirement benefits other than pensions, $519 million in capital lease obligations and approximately $175 million of other long-term liabilities. The purchase price was allocated as follows: approximately $812 million to current assets, $574 million to fixed assets, primarily capital lease aircraft, and approximately $320 million to other assets, resulting in goodwill of approximately $1 billion, which is being amortized on a straight-line basis over 40 years.

       The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition had occurred as of January 1, 2000 (in millions, except per share amounts):


                                                       (Unaudited)
                                                  Year Ended December 31,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------

Operating revenues                            $     19,830       $     23,265
Income (loss) from continuing operations            (1,769)               687
Net earnings (loss)                                 (1,769)               730
Earnings (loss) per share - diluted           $     (11.48)      $       4.51

       The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only. These amounts are not indicative of the combined results which would have occurred had the transaction actually been consummated on the date indicated above and are not indicative of the consolidated results of operations which may occur in the future.

4.     INVESTMENTS

       Short-term investments consisted of (in millions):


                                                       December 31,
                                             ------------------------------
                                                2001              2000
                                             ------------      ------------
Overnight investments and time deposits      $        460      $        361
U. S. Government agency notes                         722                --
Corporate and bank notes                              649               906
U. S. Treasury notes                                  500                --
Asset backed securities                               333               361
U. S. Government agency mortgages                     130               442
Other                                                  78                74
                                             ------------      ------------

                                             $      2,872      $      2,144
                                             ============      ============

       Short-term investments at December 31, 2001, by contractual maturity included (in millions):


      Due in one year or less                                $       1,950
      Due between one year and three years                             692
      Due after three years                                            230
                                                             -------------

                                                             $       2,872
                                                             =============

       All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

       American has standby letter of credit agreements (see Note 6) which are secured by approximately $490 million of short-term investments.

       During 1999, the Company entered into an agreement with priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a gain of $57 million which is included in Miscellaneous - net on the accompanying consolidated statements of operations.

       Also during 1999, the Company sold approximately 2.7 million depository certificates which were convertible, subject to certain restrictions, into the common stock of Equant N.V. (Equant), a public company, for a net gain of approximately $118 million, after taxes and minority interest. Of this amount, approximately $75 million is included in Miscellaneous - net and approximately $71 million, net of taxes and minority interest, related to depository certificates held by the Company on behalf of Sabre is included in income from discontinued operations on the accompanying consolidated statements of operations. During 2001, as a result of the merger between France Telecom and Equant, the Company converted its remaining depository certificates into France Telecom common stock and subsequently sold those shares for a net gain of approximately $5 million which is included in Miscellaneous - net on the accompanying consolidated statements of operations.

       In December 1999, the Company entered into an agreement to sell its investment in the cumulative mandatorily redeemable convertible preferred stock of Canadian Airlines International Limited (Canadian) for approximately $40 million, resulting in a gain of $40 million which is included in Miscellaneous - net on the accompanying consolidated statements of operations. In addition, the Company recognized a tax benefit of $67 million resulting from the tax loss on the investment, representing the reversal of a deferred tax valuation allowance since it is more likely than not that the tax benefit will be realized. The valuation allowance was established in 1996 when the investment was written-off because, at that time, it was not more likely than not that the tax benefit of the write-off would be realized. During 2000, the Company recorded a gain of approximately $41 million from the recovery of start-up expenses (previously written-off) from the Canadian services agreement entered into during 1995 which is included in Miscellaneous - net on the accompanying consolidated statements of operations.

5.     COMMITMENTS AND CONTINGENCIES

       During the fourth quarter of 2001, the Company reached an agreement with Boeing that included a combination of aircraft delivery deferrals, substitutions and limited additional aircraft orders. As a direct result of the agreement with Boeing, the Company's 2002 and 2003 aircraft commitment amounts have been reduced, in the aggregate, by approximately $700 million. Following this agreement, at December 31, 2001, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 14 Boeing 777-200ERs, nine Boeing 767-300ERs, seven Boeing 757-200s, 124 Embraer regional jets and 24 Bombardier CRJ-700s. Deliveries of all aircraft extend through 2008. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $1.3 billion in 2002, $1.7 billion in 2003, $1.2 billion in 2004 and an aggregate of approximately $1.9 billion in 2005 through 2008. These future payments are net of approximately $470 million related to deposits made for 2002 aircraft deliveries - which have been deferred as part of the agreement with Boeing - that will be applied to future aircraft deliveries. In addition to these commitments for aircraft, the Company expects to spend approximately $500 million in 2002 for modifications to aircraft, renovations of - and additions to
- airport and off-airport facilities, and the acquisition of various other equipment and assets.

         Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

       The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation (including those matters identified in Item 3 - Legal Proceedings) would not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

       The Company has agreed to sell its McDonnell Douglas MD-11 aircraft to FedEx Corporation (FedEx). No significant gain or loss is expected to be recognized as a result of this transaction. As of December 31, 2001, the carrying value of the remaining aircraft American has committed to sell was approximately $143 million. The Company expects to deliver the remaining aircraft to FedEx by the third quarter of 2002.

       AMR and American have event risk covenants in approximately $2.2 billion of indebtedness as of December 31, 2001. These covenants permit the holders of such indebtedness to receive a higher rate of return (between 75 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of such indebtedness is downgraded below certain levels within a certain period of time following the event. No designated event, as defined, has occurred as of December 31, 2001.

6.     LEASES

       AMR's subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001, were (in millions):


                                                                                         Capital              Operating
      Year Ending December 31,                                                           Leases                Leases
                                                                                      -------------         -------------

      2002                                                                            $         326         $       1,336
      2003                                                                                      243                 1,276
      2004                                                                                      295                 1,199
      2005                                                                                      229                 1,138
      2006                                                                                      231                 1,073
      2007 and subsequent                                                                     1,233                11,639
                                                                                      -------------         -------------

                                                                                              2,557         $      17,661(1)
                                                                                                            =============

      Less amount representing interest                                                         817
                                                                                      -------------

      Present value of net minimum lease payments                                     $       1,740
                                                                                      =============

       (1) As of December 31, 2001, included in Other liabilities and deferred credits on the accompanying consolidated balance sheets is approximately $1.6 billion relating to rent expense being recorded in advance of future operating lease payments.

       At December 31, 2001, the Company had 342 jet aircraft and 41 turboprop aircraft under operating leases and 76 jet aircraft and 55 turboprop aircraft under capital leases - which includes both operating and non-operating aircraft. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.3 billion of these bonds (with total future payments of approximately $6 billion as of December 31, 2001) are guaranteed by AMR and American. These guarantees can only be invoked in the event American defaults on the lease obligation and certain other remedies are not available. In addition, of the $2.3 billion, American may be required to purchase up to $558 million under various remarketing agreements which are supported by standby letters of credit with terms ranging from one to three years.

       Rent expense, excluding landing fees, was $1.7 billion for 2001 and $1.3 billion for 2000 and 1999.

7.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):


                                                                           December 31,
                                                                   ------------------------------
                                                                       2001              2000
                                                                   ------------      ------------
Secured variable and fixed rate indebtedness due through 2021
   (effective rates from 2.4% - 9.6% at December 31, 2001)         $      3,591      $      2,656
Enhanced equipment trust certificates due through 2019
   (rates from 6.8% - 9.1% at December 31, 2001)                          3,006               553
Credit facility agreement due in 2005
   (5.09% at December 31, 2001)                                             814                --
9.0% - 10.20% debentures due through 2021                                   332               332
7.875% - 10.55% notes due through 2039                                      302               345
6.0% - 7.10% bonds due through 2031                                         176               176
Unsecured variable rate indebtedness due through 2024
   (3.55% at December 31, 2001)                                              86                86
Other                                                                         3                 3
                                                                   ------------      ------------

Long-term debt, less current maturities                            $      8,310      $      4,151
                                                                   ============      ============

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2002 - $556 million; 2003 - $296 million; 2004 - $359 million; 2005 - $1.2 billion; 2006 - $886 million.

       During 2001, American issued approximately $2.6 billion of enhanced equipment trust certificates and entered into approximately $1.1 billion of various debt agreements. These financings are secured by aircraft. Effective rates on these financings are fixed or variable (based upon the London Interbank Offered Rate (LIBOR) plus a spread).

         In April 2001, the Board of Directors of American approved the guarantee by American of AMR's existing debt obligations. As of December 31, 2001, this guarantee covered approximately $676 million of unsecured debt and approximately $573 million of secured debt. (American is a Securities and Exchange Commission registrant and has filed consolidated financial statements included in its Form 10-K for the year ended December 31, 2001.)

       During the third quarter of 2000, the Company repurchased prior to scheduled maturity approximately $167 million in face value of long-term debt. Cash from operations provided the funding for the repurchases. These transactions resulted in an extraordinary loss of $14 million.

       American has an $834 million credit facility that expires December 15, 2005. At American's option, interest on this facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR. During the fourth quarter of 2001, American amended this credit facility to include, among other items, a revision of its financial covenants, including modifications to its fixed charge covenant and the addition of certain liquidity requirements. The next test of the fixed charge covenant will occur on June 30, 2003 and will consider only the preceding six-month period. American secured the facility with previously unencumbered aircraft. In addition, the facility requires that American maintain at least $1.5 billion of liquidity, as defined in the facility, which consists primarily of cash and short-term investments, and 50 percent of the net book value of its unencumbered aircraft. The interest rate on the entire credit facility will be reset on March 18, 2002.

       In addition, American has available a $1 billion credit facility that expires September 30, 2002. Interest on this facility is based upon LIBOR plus a spread. This facility is immediately available subject to the Company providing specified aircraft collateral as security at the time of borrowing. At December 31, 2001, no borrowings were outstanding under this facility.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $8.5 billion. In addition, certain of American's debt and letter of credit agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 2001, under the most restrictive provisions of those debt and credit facility agreements, approximately $400 million of the retained earnings of American was available for payment of dividends to AMR.

       Cash payments for interest, net of capitalized interest, were $343 million, $301 million and $237 million for 2001, 2000 and 1999, respectively.

8.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       As part of the Company's risk management program, AMR uses a variety of financial instruments, including fuel swap and option contracts, interest rate swaps, and currency option contracts and exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. The Company's outstanding collateral as of December 31, 2001 was not material.

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $64 million in Accumulated other comprehensive loss in the first quarter of 2001. The amounts included in the following discussion are not comparable in that the 2001 amounts reflect the January 1, 2001 adoption of SFAS 133 whereas the 2000 amounts do not.

       FUEL PRICE RISK MANAGEMENT

       American enters into jet fuel, heating oil and crude swap and option contracts to protect against increases in jet fuel prices. These instruments generally have maturities of up to 36 months. In accordance with SFAS 133, the Company accounts for its fuel swap and option contracts as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its fuel hedging contracts in Other assets and Accumulated other comprehensive loss on the consolidated balance sheets. Effective gains or losses on fuel hedging agreements are deferred in Accumulated other comprehensive loss and are recognized in earnings as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of the fuel hedge agreements is based on the change in the total value of the derivative relative to the change in the value of the fuel being hedged and is recognized as a component of fuel expense on the accompanying consolidated statements of operations.

       For the year ended December 31, 2001 and 2000, the Company recognized net gains of approximately $29 million and $545 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. The net gains recognized in 2001 included approximately $72 million of ineffectiveness expense relating to the Company's fuel hedging agreements. At December 31, 2001, American had fuel hedging agreements with broker-dealers on approximately 2.3 billion gallons of fuel products, which represented approximately 40 percent of its expected 2002 fuel needs, approximately 21 percent of its expected 2003 fuel needs, and approximately five percent of its expected 2004 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 2001 and 2000, representing the amount the Company would receive to terminate the agreements, totaled $39 million and $223 million, respectively.

       INTEREST RATE RISK MANAGEMENT

       American utilizes interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. Under SFAS 133, the Company accounts for its interest rate swap contracts as fair value hedges whereby the fair value of the related interest rate swap agreement is reflected in Other assets with the corresponding liability being recorded as a component of Long-term debt on the consolidated balance sheets. The Company has no ineffectiveness with regard to its interest rate swap contracts. The fair value of the Company's interest rate swap agreements, representing the amount the Company would receive if the agreements were terminated at December 31, 2001 and 2000, was approximately $11 million and $4 million, respectively.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. These instruments generally have maturities of up to 12 months. In accordance with SFAS 133, the Company accounts for its currency put option agreements as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its foreign currency put option agreements in Other assets and Accumulated other comprehensive loss on the consolidated balance sheets. Effective gains and losses on currency put option agreements are deferred in Accumulated other comprehensive loss and are recognized in earnings as a component of passenger revenue when the underlying hedged revenues are recognized. The ineffectiveness associated with the Company's currency put option agreements was not material. For the year ended December 31, 2001, the Company recognized net gains of approximately $14 million as a component of passenger revenue related to its foreign currency put option agreements. The fair value of the Company's foreign currency put option agreements totaled approximately $12 million and $20 million as of December 31, 2001 and 2000, respectively, representing the amount the Company would receive to terminate these agreements.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based lease obligations into dollar-based obligations. Under SFAS 133, the Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in Other liabilities and deferred credits and Accumulated other comprehensive loss on the consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements. The fair value of the Company's yen currency exchange agreements, representing the amount the Company would pay to terminate the agreements, were $45 million and $5 million as of December 31, 2001 and 2000, respectively. The exchange rates on the Japanese yen agreements range from
66.5 to 113.5 yen per U.S. dollar.

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


                                                                   December 31,
                                          ---------------------------------------------------------------
                                                      2001                              2000
                                          -----------------------------     -----------------------------
                                            Carrying          Fair           Carrying            Fair
                                              Value           Value            Value             Value
                                          ------------     ------------     ------------     ------------
Secured variable and fixed rate
   indebtedness                           $      3,989     $      3,751     $      2,799     $      2,879
Enhanced equipment trust certificates            3,094            3,025              567              576
Credit facility agreement                          814              814               --               --
7.875% - 10.55% notes                              343              310              749              759
9.0% - 10.20% debentures                           332              293              332              358
6.0% - 7.10% bonds                                 176              143              176              179
Unsecured variable rate indebtedness                86               86               86               86
Other                                               32               32               11               11
                                          ------------     ------------     ------------     ------------

                                          $      8,866     $      8,454     $      4,720     $      4,848
                                          ============     ============     ============     ============

       All other financial instruments are either carried at fair value or their carrying value approximates fair value.

9.     INCOME TAXES

       The significant components of the income tax provision (benefit) were (in millions):


                           Year Ended December 31,
             -----------------------------------------------
                 2001               2000             1999
             ------------      ------------     ------------

Current      $       (263)     $         47     $        167
Deferred             (731)              461              183
             ------------      ------------     ------------

             $       (994)     $        508     $        350
             ============      ============     ============

       The income tax provision (benefit) includes a federal income tax provision (benefit) of $(911) million, $454 million and $290 million and a state income tax provision (benefit) of $(90) million, $47 million and $49 million for the years ended December 31, 2001, 2000 and 1999, respectively.

       The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):


                                                                     Year Ended December 31,
                                                         -----------------------------------------------
                                                             2001              2000              1999
                                                         ------------      ------------     ------------

Statutory income tax provision (benefit)                 $       (965)     $        450     $        352
State income tax provision (benefit), net of federal
   tax effect                                                     (58)               30               32
Foreign tax credit carryforwards                                   (7)               --               --
Meal expense                                                       18                19               19
Change in valuation allowance                                       7                --              (67)
Other, net                                                         11                 9               14
                                                         ------------      ------------     ------------

Income tax provision (benefit)                           $       (994)     $        508     $        350
                                                         ============      ============     ============

       The change in valuation allowance in 2001 related to the Company's uncertainty regarding the realization of the foreign tax credit carryforward, and in 1999 related to the realization of a tax loss on the sale of the Company's investment in Canadian (see Note 4).

       The components of AMR's deferred tax assets and liabilities were (in millions):


                                                            December 31,
                                                    ------------------------------
                                                        2001              2000
                                                    ------------      ------------
Deferred tax assets:
   Postretirement benefits other than pensions      $        925      $        632
   Rent expense                                              765               522
   Alternative minimum tax credit carryforwards              572               184
   Operating loss carryforwards                              412                --
   Frequent flyer obligation                                 409               362
   Gains from lease transactions                             216               225
   Other                                                     784               541
   Valuation allowance                                        (7)               --
                                                    ------------      ------------
     Total deferred tax assets                             4,076             2,466
                                                    ------------      ------------

Deferred tax liabilities:
   Accelerated depreciation and amortization              (4,065)           (3,822)
   Purchased intangible assets                              (369)               --
   Pensions                                                 (157)              (89)
   Other                                                    (322)             (245)
                                                    ------------      ------------
     Total deferred tax liabilities                       (4,913)           (4,156)
                                                    ------------      ------------

Net deferred tax liability                          $       (837)     $     (1,690)
                                                    ============      ============

       At December 31, 2001, AMR had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $572 million which is available for an indefinite period, and federal and state net operating losses of approximately $1.1 billion for regular tax purposes which will fully expire, if unused, in 2021.

       Cash payments (receipts) for income taxes were $(28) million, $49 million and $71 million for 2001, 2000 and 1999, respectively.

10.    STOCK AWARDS AND OPTIONS

       Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights (SARs), restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23,700,000 shares. The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan, which expired May 18, 1998, will terminate no later than May 21, 2008. Options granted under the 1988 and 1998 Long Term Incentive Plans (collectively, the Plans) are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over five years following the date of grant and expire 10 years from the date of grant. SARs may be granted in tandem with options awarded; however, no SARs have been granted. As of December 31, 2001, approximately 3.5 million shares were available for future grant under the Plans.

       As a result of the Sabre spin-off in March 2000, AMR's stock price was adjusted from $60 9/16 to $25 9/16 by the New York Stock Exchange. Accordingly, all outstanding stock options and other stock-based awards, including the related exercise prices, were adjusted to preserve the intrinsic value of the stock options and awards. See Note 14 for information regarding the Sabre spin-off.

       In 2001, 2000 and 1999, the total charge for stock compensation expense included in wages, salaries and benefits expense, primarily related to the Company's performance share plan, was $21 million, $52 million and $53 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was the fair market value of the underlying stock on the date of grant.

       Stock option activity was:



                                                                       Year Ended December 31,
                                        -----------------------------------------------------------------------------------------
                                                    2001                        2000                           1999
                                        -------------------------   ---------------------------       ---------------------------
                                                        Weighted                      Weighted                         Weighted
                                                         Average                       Average                          Average
                                                        Exercise                      Exercise                         Exercise
                                           Options        Price        Options          Price          Options          Price
                                        -------------  ----------   -------------     ---------       ---------       -----------

  Outstanding at January 1                 16,568,907  $   25.42        5,219,634     $   52.06       4,147,124       $   46.60
  Sabre adjustment                                 --          -        7,150,899            --              --              --
  Granted                                   4,180,595      28.35        6,003,111         30.21       1,539,585           63.19
  Exercised                                  (951,191)     38.34       (1,557,034)        32.85        (258,875)          68.17
  Canceled                                   (286,025)     23.04         (247,703)        23.38        (208,200)          49.96
                                        -------------               -------------                     ---------

Outstanding at December 31                 19,512,286  $   26.46       16,568,907     $   25.42       5,219,634       $   52.06
                                        =============               =============                     =========

Exercisable options outstanding at
 December 31                                7,161,346  $   22.95        5,334,444     $   19.79       2,012,889       $   40.63
                                        =============               =============                     =========

       The following table summarizes information about the stock options outstanding at December 31, 2001:


                                                    Weighted            Weighted                             Weighted
          Range of           Number of               Average             Average           Number of         Average
          Exercise            Options               Remaining           Exercise            Options          Exercise
           Prices           Outstanding            Life (years)           Price           Exercisable         Price
       ----------------    -------------           ------------        -----------       ------------      -------------

           Under $20           2,403,770                   3.60        $     15.16           2,368,838     $       15.14
             $20-$30           9,945,874                   7.74              24.16           3,172,758             24.19
            Over $30           7,162,642                   8.51              33.45           1,619,750             31.92
                           -------------           ------------        -----------       -------------     -------------

                              19,512,286                   7.51        $     26.46           7,161,346     $       22.95
                           =============                                                 =============

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



                                            Year Ended December 31,
                               ---------------------------------------------------
                                   2001               2000                1999
                               -------------      -------------      -------------
Outstanding at January 1          10,990,190          5,420,028          5,791,381
Sabre adjustment                          --          7,421,048                 --
Exercised                         (1,174,865)        (1,850,886)          (371,353)
                               -------------      -------------      -------------

Outstanding at December 31         9,815,325         10,990,190          5,420,028
                               =============      =============      =============

       The weighted-average grant date fair value per share of all stock option awards granted during 2001, 2000 and 1999 was $12.23, $16.54 and $23.17, respectively.

       Shares of deferred stock are awarded at no cost to officers and key employees under the Plans' Career Equity Program and will be issued upon the individual's retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:


                                            Year Ended December 31,
                               ------------------------------------------------
                                  2001               2000              1999
                               ------------      ------------      ------------

Outstanding at January 1          4,956,497         2,310,680         2,401,532
Sabre adjustment                         --         3,165,632                --
Granted                                  --                --           146,200
Issued                              (98,566)         (479,177)         (122,042)
Canceled                            (72,219)          (40,638)         (115,010)
                               ------------      ------------      ------------

Outstanding at December 31        4,785,712         4,956,497         2,310,680
                               ============      ============      ============

       The weighted-average grant date fair value per share of career equity awards granted during 1999 was $63.54.

       A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the Plans. The fair value of the performance shares granted is equal to the market price of the Company's stock at the date of grant. The shares vest over a three-year performance period based upon certain specified financial measures of the Company. Performance share activity was:



                                          Year Ended December 31,
                               ------------------------------------------------
                                  2001              2000                1999
                               ------------      ------------      ------------

Outstanding at January 1          2,507,755         1,215,644         1,565,616
Sabre adjustment                         --         1,665,432                --
Granted                             913,422         1,277,539           509,822
Issued                             (194,128)         (399,517)         (208,265)
Awards settled in cash             (706,302)       (1,200,177)         (513,370)
Canceled                            (33,945)          (51,166)         (138,159)
                               ------------      ------------      ------------

Outstanding at December 31        2,486,802         2,507,755         1,215,644
                               ============      ============      ============

       The weighted-average grant date fair value per share of performance share awards granted during 2001, 2000 and 1999 was $28.27, $32.93 and $62.95, respectively.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding income (loss) from continuing operations before extraordinary loss and earnings (loss) per share from continuing operations before extraordinary loss have been determined as if the Company had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates ranging from 4.58% to 6.15%; dividend yields of 0%; expected stock volatility ranging from 31.3% to 45.2%; and expected life of the options of 4.5 years for the Plans and 1.5 years for The Pilot Plan.

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

       The following table shows the Company's pro forma income (loss) from continuing operations before extraordinary loss and earnings (loss) per share from continuing operations before extraordinary loss assuming the Company had accounted for its employee stock options using the fair value method (in millions, except per share amounts):


                                                                  Year Ended December 31,
                                                      -----------------------------------------------
                                                          2001              2000             1999
                                                      ------------      ------------     ------------
Income (loss) from continuing operations before
 extraordinary loss:
   As reported                                        $     (1,762)     $        779     $        656
   Pro forma                                                (1,779)              772              651

Basic earnings (loss) per share from continuing
 operations before extraordinary loss:
   As reported                                        $     (11.43)     $       5.20     $       4.30
   Pro forma                                                (11.54)             5.15             4.27

Diluted earnings (loss) per share from continuing
 operations before extraordinary loss:
   As reported                                        $     (11.43)     $       4.81     $       4.17
   Pro forma                                                (11.54)             4.77             4.14


11.    RETIREMENT BENEFITS

       All regular employees of the Company are eligible to participate in pension plans. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Airline pilots also participate in a defined contribution plan for which Company contributions are determined as a percentage of participant compensation.

       Effective January 1, 2001, American established a defined contribution plan for non-contract employees in which the Company will contribute a match up to 5.5 percent on employee contributions of pensionable earnings to the Company's existing 401(k) plan. During 2000, American provided a one-time election for current non-contract employees to remain in the defined benefit plan or discontinue accruing future credited service in the defined benefit plan as of January 1, 2001 and begin participation in the defined contribution plan. Effective January 1, 2002, all new non-contract employees of the Company will become members of the defined contribution plan.

       In addition to pension benefits, other postretirement benefits, including certain health care and life insurance benefits, are also provided to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Substantially all regular employees of American and employees of certain other subsidiaries may become eligible for these benefits if they satisfy eligibility requirements during their working lives.

       Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. AMR funds benefits as incurred and makes contributions to match employee prefunding.

       In connection with the acquisition of TWA in April 2001 (see Note 3), the Company assumed certain retiree benefit plan liabilities of TWA, primarily its postretirement benefit obligation. As such, the following information reflects the inclusion of these obligations from the date of acquisition. In addition, effective January 1, 2002, TWA employees were eligible to begin participation in American's pension plans. However, these employees were not granted prior credited service.

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2001 and 2000, and a statement of funded status as of December 31, 2001 and 2000 (in millions):


                                                       Pension Benefits                    Other Benefits
                                                ------------------------------      ------------------------------
                                                   2001               2000             2001              2000
                                                ------------      ------------      ------------      ------------
Reconciliation of benefit obligation
Obligation at January 1                         $      6,434      $      5,628      $      1,708      $      1,306
   Service cost                                          260               213                66                43
   Interest cost                                         515               467               175               108
   Actuarial loss                                        416               499               205               328
   Plan amendments                                       168                --               (12)               --
   Acquisition of TWA                                     --                --               734                --
   Benefit payments                                     (371)             (373)             (117)              (77)
                                                ------------      ------------      ------------      ------------

Obligation at December 31                       $      7,422      $      6,434      $      2,759      $      1,708
                                                ============      ============      ============      ============


Reconciliation of fair value of plan assets
Fair value of plan assets at January 1          $      5,731      $      5,282      $         88      $         72
   Actual return on plan assets                            1               735                (5)                5
   Employer contributions                                121                85               129                88
   Benefit payments                                     (371)             (373)             (117)              (77)
   Transfers                                              --                 2                --                --
                                                ------------      ------------      ------------      ------------

Fair value of plan assets at December 31        $      5,482      $      5,731      $         95      $         88
                                                ============      ============      ============      ============


Funded status
Accumulated benefit obligation (ABO)            $      6,041      $      5,306      $         --      $         --
Projected benefit obligation (PBO)                     7,422             6,434                --                --
Accumulated postretirement benefit
   obligation (APBO)                                      --                --             2,759             1,708
Fair value of assets                                   5,482             5,731                95                88

Funded status at December 31                          (1,940)             (703)           (2,664)           (1,620)
   Unrecognized loss (gain)                            1,454               523               168               (51)
   Unrecognized prior service cost                       286               129               (42)              (35)
   Unrecognized transition asset                          (5)               (6)               --                --
                                                ------------      ------------      ------------      ------------

Accrued benefit cost                            $       (205)     $        (57)     $     (2,538)     $     (1,706)
                                                ============      ============      ============      ============

       As of December 31, 2001, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $4.2 billion and $3.6 billion, respectively.

       At December 31, 2001 and 2000, other benefits plan assets of approximately $93 million and $88 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

       The following tables provide the components of net periodic benefit cost for the years ended December 31, 2001, 2000 and 1999 (in millions):


                                                           Pension Benefits
                                            ------------------------------------------------
                                               2001              2000              1999
                                            ------------      ------------      ------------

Components of net periodic benefit cost
Defined benefit plans:
   Service cost                             $        260      $        213      $        236
   Interest cost                                     515               467               433
   Expected return on assets                        (539)             (490)             (514)
   Amortization of:
      Transition asset                                (1)               (1)               (4)
      Prior service cost                              11                10                 5
      Unrecognized net loss                           22                17                21
                                            ------------      ------------      ------------
   Net periodic benefit cost for
      defined benefit plans                          268               216               177

Defined contribution plans                           244               174               155
                                            ------------      ------------      ------------

Total                                       $        512      $        390      $        332
                                            ============      ============      ============


                                                            Other Benefits
                                            ------------------------------------------------
                                                2001              2000             1999
                                            ------------      ------------      ------------
Components of net periodic benefit cost
   Service cost                             $         66      $         43      $         56
   Interest cost                                     175               108               108
   Expected return on assets                          (9)               (7)               (6)
   Amortization of:
      Prior service cost                              (5)               (5)               (5)
      Unrecognized net gain                           --               (14)               --
                                            ------------      ------------      ------------

   Net periodic benefit cost                $        227      $        125      $        153
                                            ============      ============      ============




       The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2001 and 2000 (in millions):


                                                   Pension Benefits                   Other Benefits
                                           ------------------------------      ------------------------------
                                               2001             2000              2001               2000
                                           ------------      ------------      ------------      ------------

Prepaid benefit cost                       $        123      $        107      $         --      $         --
Accrued benefit liability                          (328)             (225)           (2,538)           (1,706)
Additional minimum liability                       (335)              (21)               --                --
Intangible asset                                    163                72                --                --
Accumulated other comprehensive income
                                                    172                10                --                --
                                           ------------      ------------      ------------      ------------

Net amount recognized                      $       (205)     $        (57)     $     (2,538)     $     (1,706)
                                           ============      ============      ============      ============


                                                          Pension Benefits                    Other Benefits
                                                   ------------------------------      ------------------------------
                                                       2001              2000             2001              2000
                                                   ------------      ------------      ------------      ------------
Weighted-average assumptions as of December 31
Discount rate                                              7.50%             7.75%             7.50%             7.75%
Salary scale                                               4.26              4.26                --                --
Expected return on plan assets                             9.50              9.50              9.50              9.50

       The assumed health care cost trend rate was six percent in 2001, decreasing gradually to an ultimate rate of 4.5 percent by 2004. The previously assumed health care cost trend rate was seven percent in 2000, decreasing gradually to an ultimate rate of four percent by 2004.

       A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):



                                                One percent      One percent
                                                  increase        decrease
                                                ------------     ------------

Impact on 2001 service and interest cost        $         26     $        (24)
Impact on postretirement benefit obligation
  as of December 31, 2001                       $        206     $       (196)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

       The components of accumulated other comprehensive loss are as follows (in millions):



                                                                                   Unrealized
                                                                Unrealized         Gain/(Loss)
                                                 Minimum        Gain/(Loss)       on Derivative
                                                 Pension            on             Financial
                                                Liability       Investments        Instruments         Total
                                              ------------      ------------      -------------     ------------

Balance at December 31, 1998                  $         (4)     $         --      $         --      $         (4)
   Current year net change                               3                (1)               --                 2
                                              ------------      ------------      ------------      ------------
Balance at December 31, 1999                            (1)               (1)               --                (2)
   Current year net change                              (5)                5                --                --
                                              ------------      ------------      ------------      ------------
Balance at December 31, 2000                            (6)                4                --                (2)
   Current year net change                            (101)                3                --               (98)
   Cumulative effect of adoption of SFAS
     133 as of January 1, 2001, net of
     tax of $38                                         --                --                64                64
   Reclassification of derivative
     financial instruments into earnings,
     net of tax of $37                                  --                --               (62)              (62)
   Change in fair value of derivative
     financial instruments, net of tax
     of $30                                             --                --               (48)              (48)
                                              ------------      ------------      ------------      ------------

Balance at December 31, 2001                  $       (107)     $          7      $        (46)     $       (146)
                                              ============      ============      ============      ============

       As of December 31, 2001, the Company estimates during the next twelve months it will reclassify from accumulated other comprehensive loss into net earnings approximately $33 million relating to its derivative financial instruments.

13.    EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):


                                                                   Year Ended December 31,
                                                       ---------------------------------------------------
                                                           2001               2000               1999
                                                       -------------      -------------      -------------
NUMERATOR:
Numerator  for earnings  (loss) per share - income
  (loss) from  continuing operations before
  extraordinary loss                                   $      (1,762)     $         779      $         656
                                                       =============      =============      =============

DENOMINATOR:
Denominator for basic earnings (loss) per share -
  weighted-average shares                                        154                150                152

Effect of dilutive securities:
Employee options and shares                                       --                 27                 12
Assumed treasury shares purchased                                 --                (15)                (7)
                                                       -------------      -------------      -------------
Dilutive potential common shares                                  --                 12                  5

Denominator for diluted  earnings (loss) per share
  - adjusted weighted-average shares                             154                162                157
                                                       =============      =============      =============

Basic earnings (loss) per share from continuing
   operations before extraordinary loss                $      (11.43)     $        5.20      $        4.30
                                                       =============      =============      =============

Diluted earnings (loss) per share from continuing
   operations before extraordinary loss                $      (11.43)     $        4.81      $        4.17
                                                       =============      =============      =============


       For the year ended December 31, 2001, approximately 11 million potential dilutive shares were not added to the denominator because inclusion of such shares would be antidilutive.

14.    DISCONTINUED OPERATIONS

       During the first quarter of 1999, the Company sold AMR Services, AMR Combs and TSR. As a result of these sales, the Company recorded a gain of approximately $64 million, net of income taxes of approximately $19 million.

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

       The results of operations for Sabre, AMR Services, AMR Combs and TSR have been reflected in the consolidated statements of operations as discontinued operations. Summarized financial information of the discontinued operations is as follows (in millions):


                                       Year Ended December 31,
                                    ------------------------------
                                        2000             1999
                                    ------------     -------------
SABRE
Revenues                            $        542     $      2,435
Minority interest                             10               57
Income taxes                                  36              196
Net income                                    43              265

AMR SERVICES, AMR COMBS AND TSR
Revenues                            $         --     $         97
Income taxes                                  --               --
Net income                                    --               --

15.    SEGMENT REPORTING

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

       The Company has two primary operating segments, consisting primarily of American and AMR Eagle, which represent one reportable segment. Following the acquisition of TWA in April 2001 (see Note 3), American is the largest scheduled passenger airlines in the world. At the end of 2001, American provided scheduled jet service to more than 161 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns two regional airlines which do business as "American Eagle" - American Eagle Airlines, Inc. and Executive Airlines, Inc. The American Eagle carriers provide connecting service from eight of American's high-traffic cities to smaller markets throughout the United States, Canada, the Bahamas and the Caribbean.

       Revenues from other segments are below the quantitative threshold for determining reportable segments and consist primarily of revenues from AMR Investment Services, Inc. and Americas Ground Services, Inc. The difference between the financial information of the Company's one reportable segment and the financial information included in the consolidated statements of operations and balance sheets as a result of these entities is not material.

       The Company's operating revenues by geographic region are summarized below (in millions):



                                           Year Ended December 31,
                                ----------------------------------------------
                                    2001             2000             1999
                                ------------     ------------     ------------

Domestic                        $     13,657     $     13,881     $     12,563
Latin America                          2,732            2,907            2,697
Europe                                 2,076            2,338            1,984
Pacific                                  498              577              486
                                ------------     ------------     ------------

Total consolidated revenues     $     18,963     $     19,703     $     17,730
                                ============     ============     ============

       The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 2001 and 2000 (in millions, except per share amounts):


                                           First           Second              Third            Fourth
                                        Quarter (*)        Quarter            Quarter          Quarter
                                       ------------      ------------      ------------      ------------
2001
Operating revenues                     $      4,760      $      5,583      $      4,816      $      3,804
Operating loss                                   (4)             (760)             (558)           (1,148)
Net loss                                        (43)             (507)             (414)             (798)
Loss per share:
     Basic                                    (0.28)            (3.29)            (2.68)            (5.17)
     Diluted                                  (0.28)            (3.29)            (2.68)            (5.17)

2000
Operating revenues                     $      4,577      $      5,011      $      5,256      $      4,859
Operating income                                212               517               572                80
Income from continuing operations
   before extraordinary loss                     89               321               322                47
Net earnings                                    132               321               313                47
Earnings per share:
     Basic
       From continuing operations
         before extraordinary loss             0.60              2.15              2.14              0.31
       Net earnings                            0.89              2.15              2.08              0.31
     Diluted
       From continuing operations
         before extraordinary loss             0.57              1.96              1.96              0.29
       Net earnings                            0.86              1.96              1.91              0.29

(*) Certain amounts for the first quarter of 2001 related to the Company's fuel hedging program have been reclassified to conform with the 2001 presentation.

       The following table summarizes the special charges - net of U.S. Government grant recorded by the Company during the second, third and fourth quarters of 2001 (in millions):


                                                  Second                Third                 Fourth
                                                 Quarter               Quarter                Quarter
                                               -------------         -------------         -------------
      Aircraft charges                         $         685         $         496         $          56
      Facility exit costs                                  -                    61                    54
      Employee charges                                     -                    55                    16
      Other                                                -                    20                    23
                                               -------------         -------------         -------------
             Total special charges                       685                   632                   149
      Less: U.S. Government grant                          -                  (809)                  (47)
                                               -------------         -------------         -------------
                                               $         685         $        (177)        $         102
                                               =============         =============         =============

       See Note 2 for a further discussion of special charges - net of U.S. Government grant.

       In addition to the above items, during the second quarter of 2001, the Company recorded a gain of $45 million from the settlement of a legal matter related to the Company's 1999 labor disruption.

       During the second quarter of 2000, the Company recorded a gain of approximately $57 million from the sale of the Company's warrants to purchase
5.5 million shares of priceline common stock (see Note 4). During the third quarter of 2000, the Company recorded a $14 million extraordinary loss on the repurchase prior to scheduled maturity of long-term debt (see Note 7). Results for the fourth quarter of 2000 included a gain of approximately $41 million for the recovery of start-up expenses related to the Canadian services agreement (see Note 4) and a charge of approximately $56 million for the Company's employee home computer program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 2002. Information concerning the executive officers is included in Part I of this report on pages 18 and 19.

ITEM 11. EXECUTIVE COMPENSATION

       Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 15, 2002.


                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    The following financial statements and Independent Auditors'
              Report are filed as part of this report:


                                                                                                                  Page
                                                                                                              --------------

              Report of Independent Auditors                                                                          35

              Consolidated Statements of Operations for the Years Ended
              December 31, 2001, 2000 and 1999                                                                     36-37

              Consolidated Balance Sheets at December 31, 2001 and 2000                                            38-39

              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2001, 2000 and 1999                                                                        40

              Consolidated Statements of Stockholders' Equity for the Years Ended
              December 31, 2001, 2000 and 1999                                                                        41

              Notes to Consolidated Financial Statements                                                           42-65

       (2) The following financial statement schedule and Independent Auditors' Report are filed as part of this report:


                                                                                                                  Page
                                                                                                              --------------

              Report of Independent Auditors                                                                          75

              Schedule II       Valuation and Qualifying Accounts and Reserves                                        76

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

              10.1         Amended and Restated Employment Agreement among AMR,
                           American Airlines and Robert L. Crandall, dated
                           January 21, 1998, incorporated by reference to
                           Exhibit 10.2 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.2 Compensation and Benefit Agreement relative to the retirement of Robert L. Crandall, between AMR and Robert L. Crandall, dated September 18, 1998, incorporated by reference to Exhibit 10.3 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.3 Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to Exhibit 10(c)(11) to American's
                           Registration Statement No. 2-76709.

              10.4         Deferred Compensation Agreement, dated as of June 1,
                           1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.5         Deferred Compensation Agreement, dated as of January
                           11, 2000, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15(a) to AMR's report on Form 10-K for the year ended December
                           31, 1999.

              10.6 Changes to the Deferred Compensation Agreement, dated as of June 2, 1998, between AMR and Edward A.
                           Brennan, incorporated by reference to Exhibit 10.14 to AMR's report on Form 10-K for the year ended
                           December 31, 2000.

              10.7         Deferred Compensation Agreement, dated as of February
                           19, 1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR's report on Form 10-K for the year ended December 31, 1997.


              10.8         Deferred Compensation Agreement, dated as of January
                           13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.9         Deferred Compensation Agreement, dated as of January
                           12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR's report on Form 10-K for the year ended December 31, 1999.

              10.10        Deferred Compensation Agreement, dated as of January
                           22, 2001, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.11        Deferred Compensation Agreement, dated as of July 16,
                           1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR's report on Form
                           10-K for the year ended December 31, 1997.

              10.12        Deferred Compensation Agreement, dated as of February
                           19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR's report on Form
                           10-K for the year ended December 31, 1997.

              10.13        Deferred Compensation Agreement, dated as of January
                           7, 1999, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.30 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.14        Deferred Compensation Agreement, dated as of January
                           12, 2000, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.29 to AMR's report on Form
                           10-K for the year ended December 31, 1999.

              10.15        Deferred Compensation Agreement, dated as of January
                           22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR's report on Form
                           10-K for the year ended December 31, 2000.

              10.16        Deferred Compensation Agreement, dated as of January
                           19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.17        Description of American's Split Dollar Insurance
                           Program, dated December 28, 1977, incorporated by reference to Exhibit 10(c)(1) to American's
                           Registration Statement No. 2-76709.

              10.18 AMR Corporation 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.34 to AMR's report on Form 10-K for the year ended
                           December 31, 1998.

              10.19        Current form of Stock Option Agreement under the AMR
                           1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.28 to AMR's report on Form
                           10-K for the year ended December 31, 1997.

              10.20        Current form of Stock Option Agreement under the AMR
                           1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.37 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.21        Current form of Stock Option Agreement under the AMR
                           1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.37 to AMR's report on Form
                           10-K for the year ended December 31, 1999.


              10.22        Current form of Stock Option Agreement under the AMR
                           1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.35 to AMR's report on Form
                           10-K for the year ended December 31, 2000.

              10.23        Current Form of Career Equity Program Deferred Stock
                           Award Agreement for Corporate Officers under the AMR
                           1988 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.30 to AMR's report on Form
                           10-K for the year ended December 31, 1997.

              10.24        Current form of Career Equity Program Deferred Stock
                           Award Agreement for non-officers under the AMR 1988
                           Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.25        Current Form of Career Equity Program Deferred Stock
                           Award Agreement for Corporate Officers under the AMR
                           1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.26        Current form of Career Equity Program Deferred Stock
                           Award Agreement for non-officers under the AMR 1998
                           Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.27        Current form of Career Equity Program Deferred Stock
                           Award Agreement for Senior Officers under the AMR
                           1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.28        Current form of Career Equity Program Deferred Stock
                           Award Agreement for Employees under the AMR 1998
                           Long-Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR's report on Form 10-K for the year ended December 31, 1999.

              10.29 Form of Performance Share Program for the years 1997 to 1999 under the 1988 Long-Term Incentive Program, incorporated by reference to Exhibit 10.37 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.30 Performance Share Program for the years 1998 to 2000 under the 1988 Long-Term Incentive Program, incorporated by reference to Exhibit 10.38 to AMR's report on Form 10-K for the year ended December 31, 1997.

              10.31 Performance Share Program for the years 1999 to 2001 under the 1998 Long-Term Incentive Program, incorporated by reference to Exhibit 10.50 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.32 Performance Share Program for the years 2000 to 2002 under the 1998 Long-Term Incentive Program, incorporated by reference to Exhibit 10.53 to AMR's report on Form 10-K for the year ended December 31, 1999.

              10.33 Performance Share Program for the years 2001 to 2003 under the 1998 Long-Term Incentive Program, incorporated by reference to Exhibit 10.52 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.34 Form of Performance Share Program for the years 2001 to 2003 under the 1998 Long-Term Incentive Program, incorporated by reference to Exhibit 10.53 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.35 AMR Corporation 1987 Executive Deferral Plan, as amended through 1999, incorporated by reference to
                           Exhibit 10.52 to AMR's report on Form 10-K for the year ended December 31, 1998.


              10.36        American Airlines, Inc. 1998 Employee Profit Sharing
                           Plan, incorporated by reference to Exhibit 10.43 to AMR's report on Form 10-K for the year ended December
                           31, 1997.

              10.37        American Airlines, Inc. 1999 Employee Profit Sharing
                           Plan, incorporated by reference to Exhibit 10.56 to AMR's report on Form 10-K for the year ended December
                           31, 1998.

              10.38        American Airlines, Inc. 2000 Employee Profit Sharing
                           Plan, incorporated by reference to Exhibit 10.60 to AMR's report on Form 10-K for the year ended December
                           31, 1999.

              10.39        American Airlines, Inc. 2001 Employee Profit Sharing
                           Plan, incorporated by reference to Exhibit 10.60 to AMR's report on Form 10-K for the year ended December
                           31, 2000.

              10.40        American Airlines, Inc. 1998 Incentive Compensation
                           Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.46 to AMR's report on Form
                           10-K for the year ended December 31, 1997.

              10.41        American Airlines, Inc. 1999 Incentive Compensation
                           Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.60 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.42        American Airlines, Inc. 2000 Incentive Compensation
                           Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.65 to AMR's report on Form
                           10-K for the year ended December 31, 1999.

              10.43        American Airlines, Inc. 2001 Incentive Compensation
                           Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.66 to AMR's report on Form
                           10-K for the year ended December 31, 2000.

              10.44        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Gerard
                           J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.45        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Robert
                           W. Baker, dated May 21, 1998, incorporated by reference to Exhibit 10.62 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.46        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Peter M.
                           Bowler, dated May 21, 1998, incorporated by reference to Exhibit 10.63 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.47        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Donald
                           J. Carty, dated May 21, 1998, incorporated by reference to Exhibit 10.64 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.48        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Peter J.
                           Dolara, dated May 21, 1998, incorporated by reference to Exhibit 10.65 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.49        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Daniel
                           P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.50        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Michael
                           W. Gunn, dated May 21, 1998, incorporated by reference to Exhibit 10.67 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.51        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Monte E.
                           Ford, dated November 15, 2000, incorporated by reference to Exhibit 10.74 to AMR's report on Form
                           10-K for the year ended December 31, 2000.

              10.52        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Thomas
                           W. Horton, dated January 19, 2000, incorporated by reference to Exhibit 10.73 to AMR's report on Form
                           10-K for the year ended December 31, 1999.

              10.53        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Henry C.
                           Joyner, dated January 19, 2000, incorporated by reference to Exhibit 10.74 to AMR's report on Form
                           10-K for the year ended December 31, 1999.

              10.54        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Thomas
                           J. Kiernan, dated May 21, 1998, incorporated by reference to Exhibit 10.68 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.55        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and David L.
                           Kruse, dated May 21, 1998, incorporated by reference to Exhibit 10.69 to AMR's report on Form 10-K for the year ended December 31, 1998.

              10.56        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Charles
                           D. MarLett, dated May 21, 1998, incorporated by reference to Exhibit 10.70 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.57        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Anne H.
                           McNamara, dated May 21, 1998, incorporated by reference to Exhibit 10.71 to AMR's report on Form
                           10-K for the year ended December 31, 1998.

              10.58        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and Susan M.
                           Oliver, dated September 22, 2000, incorporated by reference to Exhibit 10.81 to AMR's report on Form
                           10-K for the year ended December 31, 2000.

              10.59        Amended and Restated Executive Termination Benefits
                           Agreement between AMR, American Airlines and William
                           K. Ris, Jr., dated October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR's report on Form
                           10-K for the year ended December 31, 1999.

              10.60        Aircraft Purchase Agreement by and between American
                           Airlines, Inc. and The Boeing Company, dated October
                           31, 1997, incorporated by reference to Exhibit 10.48 to AMR's report on Form 10-K for the year ended
                           December 31, 1997. Confidential treatment was granted as to a portion of this document.

              10.61        Aircraft Purchase Agreement by and between AMR Eagle
                           Holding Corporation and Bombardier Inc., dated
                           January 31, 1998, incorporated by reference to
                           Exhibit 10.49 to AMR's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

              10.62        Aircraft Purchase Agreement by and between AMR Eagle,
                           Inc. and Embraer-Empresa Brasileira de Aeronautica
                           S.A., dated December 22, 1997, incorporated by reference to Exhibit 10.50 to AMR's report on Form
                           10-K for the year ended December 31, 1997.
                           Confidential treatment was granted as to a portion of this document.

              10.63        Aircraft Purchase Agreement by and between AMR Eagle
                           Holding Corporation and Embraer-Empresa Brasileira de
                           Aeronautica S.A., dated September 30, 1998, incorporated by reference to Exhibit 10.76 to AMR's report on Form 10-K for the year ended December 31, 1998. Confidential treatment was granted as to a portion of this document.

              10.64 Amended and Restated Asset Purchase Agreement, dated as of February 28, 2001, by and between American
                           Airlines, Inc. and Trans World Airlines, Inc., incorporated by reference to Exhibit 10.88 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.65        Amendment No. 1 to Amended and Restated Asset
                           Purchase Agreement, dated as of March 9, 2001, by and between American Airlines, Inc. and Trans World
                           Airlines, Inc., incorporated by reference to Exhibit
                           10.89 to AMR's report on Form 10-K for the year ended
                           December 31, 2000.

              10.66        Secured Debtor In Possession Credit and Security
                           Agreement dated as of January 10, 2001 between Trans
                           World Airlines, Inc. and AMR Finance, Inc., incorporated by reference to Exhibit 10.90 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.67        Letter Agreement/Amendment to Secured Debtor In
                           Possession Credit and Security Agreement dated as of January 11, 2001 between Trans World Airlines, Inc.
                           and AMR Finance, Inc., incorporated by reference to
                           Exhibit 10.91 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.68        Letter Agreement/Amendment to Secured Debtor In
                           Possession Credit and Security Agreement dated as of January 26, 2001 between Trans World Airlines, Inc.
                           and AMR Finance, Inc., incorporated by reference to
                           Exhibit 10.92 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.69        Letter Agreement/Amendment to Secured Debtor In
                           Possession Credit and Security Agreement dated as of March 7, 2001 between Trans World Airlines, Inc. and
                           AMR Finance, Inc., incorporated by reference to
                           Exhibit 10.93 to AMR's report on Form 10-K for the year ended December 31, 2000.

              10.70        First Amendment to Secured Debtor In Possession
                           Credit and Security Agreement dated as of March 12,
                           2001 between Trans World Airlines, Inc. and AMR
                           Finance, Inc., incorporated by reference to Exhibit
                           10.94 to AMR's report on Form 10-K for the year ended
                           December 31, 2000.

              12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1997, 1998, 1999, 2000 and 2001.

              21 Significant subsidiaries of the registrant as of December 31, 2001.

              23           Consent of Independent Auditors.

(b)    Reports on Form 8-K:

       Form 8-Ks filed under Item 5 - Other Events

       On November 13, 2001, AMR filed a report on Form 8-K relative to a press release issued by American to confirm that Flight 587, an American Airlines Airbus A300 aircraft en route from New York's John F. Kennedy (JFK) airport to Santo Domingo, crashed near JFK airport on November 12, 2001.

       Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

       On November 1, 2001, AMR filed a report on Form 8-K to announce that Don Carty, Chairman and CEO of AMR Corporation, will be speaking at the 16th Annual Salomon Smith Barney Transportation Conference on November 6, 2001.

       On December 19, 2001, AMR filed a report on Form 8-K to provide certain data regarding its unit costs, capacity, traffic and fuel, a monthly update, and an updated fleet plan.

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

Date:  February 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  John W. Bachmann                                            /s/  Michael A. Miles
-------------------------------------------------------          ----------------------------------------------------
John W. Bachmann                                                 Michael A. Miles


/s/  David L. Boren                                              /s/  Philip J. Purcell
-------------------------------------------------------          ----------------------------------------------------
David L. Boren                                                   Philip J. Purcell


/s/  Edward A. Brennan                                           /s/  Joe M. Rodgers
-------------------------------------------------------          ----------------------------------------------------
Edward A. Brennan                                                Joe M. Rodgers


/s/  Armando M. Codina                                           /s/  Judith Rodin
-------------------------------------------------------          ----------------------------------------------------
Armando M. Codina                                                Judith Rodin


/s/  Earl G. Graves                                              /s/  Roger T. Staubach
-------------------------------------------------------          ----------------------------------------------------
Earl G. Graves                                                   Roger T. Staubach


/s/  Ann McLaughlin Korologos
-------------------------------------------------------
Ann McLaughlin Korologos


Date:  February 27, 2002

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AMR Corporation


       We have audited the consolidated financial statements of AMR Corporation as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 15, 2002. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 15, 2002

                                 AMR CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)


                                                INCREASES                                                     SALES,
                                  BALANCE      CHARGED TO     INCREASES                                       RETIRE-       BALANCE
                                    AT           INCOME      CHARGED TO                      WRITE-OFFS        MENTS           AT
                                 BEGINNING      STATEMENT      OTHER                          (NET OF           AND          END OF
                                  OF YEAR       ACCOUNTS      ACCOUNTS        PAYMENTS       RECOVERIES)     TRANSFERS        YEAR
                               ------------   ------------   ------------   ------------    ------------    ------------    --------
                                                                (NOTE)
YEAR ENDED DECEMBER 31, 2001
Allowance for
obsolescence of inventories    $        332   $         67   $         --   $         --    $         --    $        (16)   $    383

Allowance for
uncollectible accounts                   27             19             --             --               6              --          52

Reserves for maintenance
activities                               35             53             --            (46)             --              --          42

Reserves for environmental
remediation costs                        70             24             19            (29)             --              --          84

Reserves for litigation                  29              6             --            (29)             --              --           6

YEAR ENDED DECEMBER 31, 2000
Allowance for
obsolescence of inventories             279             62             --             --              --              (9)        332

Allowance for
uncollectible accounts                   57             18             --             --             (48)             --          27

Reserves for maintenance
activities                               38             52             --            (55)             --              --          35

Reserves for environmental
remediation costs                        65             24             --            (19)             --              --          70

Reserves for litigation                  31             --             --             (2)             --              --          29

YEAR ENDED DECEMBER 31, 1999
Allowance for
obsolescence of inventories             214             59             --             --              --               6         279

Allowance for
uncollectible accounts                   19             34             --             --               4              --          57

Reserves for maintenance
activities                               31             50             --            (43)             --              --          38

Reserves for environmental
remediation costs                        23             48             --             (6)             --              --          65

Reserves for litigation                  --             39             --             (8)             --              --          31

Note:  Amount was established as part of the April 2001 acquisition of TWA (see
       Note 3 to the consolidated financial statements) and was charged to goodwill on the consolidated balance sheets.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
 12                     Computation of ratio of earnings to fixed charges for
                        the years ended December 31, 1997, 1998, 1999, 2000
                        and 2001.

 21 Significant subsidiaries of the registrant as of December 31, 2001.

 23                     Consent of Independent Auditors.