Form 10-Q
period 2002-06-30
AMR CORP
filed 2002-07-19
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002.


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


Common Stock, $1 par value - 155,688,619 as of July 15, 2002.

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2002 and 2001

  Condensed Consolidated Balance Sheets - June 30, 2002 and  December
  31, 2001

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2002 and 2001

  Notes  to  Condensed Consolidated Financial Statements -  June  30,
  2002

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                2002       2001         2002       2001
Revenues
Passenger - American Airlines  $3,747     $4,645       $7,231      $8,580
          - AMR Eagle             344        409          649         763
Cargo                             142        190          276         366
Other revenues                    246        339          459         634
      Total operating revenues  4,479      5,583        8,615      10,343


Expenses
  Wages, salaries and benefits  2,126      2,126        4,206       3,872
  Aircraft fuel                   656        842        1,183       1,549
  Depreciation and amortization   338        352          679         665
  Other rentals and landing fees  306        320          595         577
  Maintenance, materials and
    repairs                       285        298          551         578
  Aircraft rentals                214        226          440         374
  Food service                    180        218          350         402
  Commissions to agents           155        260          316         484
  Special charges                  -         685           -          685
  Other operating expenses        820      1,016        1,625       1,921
    Total operating expenses    5,080      6,343        9,945      11,107

Operating Loss                   (601)      (760)      (1,330)       (764)

Other Income (Expense)
  Interest income                  18         24           36          64
  Interest expense               (164)      (132)        (330)       (251)
  Interest capitalized             22         38           44          79
  Miscellaneous - net               5         37           (3)         22
                                 (119)       (33)        (253)        (86)


Loss Before Income Taxes         (720)      (793)      (1,583)       (850)
Income tax benefit               (225)      (286)        (513)       (300)
Net Loss                       $ (495)    $ (507)    $ (1,070)    $  (550)


Loss Per Share
Basic and Diluted              $(3.19)    $(3.29)    $  (6.90)     $(3.58)



The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited) (In millions)

                                           June 30,2002   December 31,2001
Assets
Current Assets
  Cash                                      $    195         $    120
  Short-term investments                       2,368            2,872
  Receivables, net                             1,556            1,414
  Inventories, net                               743              822
  Deferred income taxes                          792              790
  Other current assets                           194              522
    Total current assets                       5,848            6,540

Equipment and Property
  Flight equipment, net                       15,556           14,980
  Other equipment and property, net            2,317            2,079
  Purchase deposits for flight equipment         686              929
                                              18,559           17,988

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,433            1,572
  Other equipment and property, net               92               95
                                               1,525            1,667

Goodwill                                       1,351            1,392
Route acquisition costs                          829              829
Airport operating and gate lease rights, net     481              496
Other assets                                   4,296            3,929
                                            $ 32,889        $  32,841

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                          $  1,559        $   1,785
  Accrued liabilities                          2,344            2,192
  Air traffic liability                        3,059            2,763
  Current maturities of long-term debt           350              556
  Current obligations under capital leases       147              216
    Total current liabilities                  7,459            7,512

Long-term debt, less current maturities        9,172            8,310
Obligations  under  capital  leases,  less
 current obligations                           1,444            1,524
Deferred income taxes                          1,940            1,627
Postretirement benefits                        2,611            2,538
Other  liabilities, deferred gains and
 deferred credits                              5,868            5,957

Stockholders' Equity
  Preferred stock                                  -               -
  Common stock                                   182              182
  Additional paid-in capital                   2,812            2,865
  Treasury stock                              (1,645)          (1,716)
  Accumulated other comprehensive loss           (72)            (146)
  Retained earnings                            3,118            4,188
                                               4,395            5,373
                                            $ 32,889         $ 32,841

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                   Six Months Ended June 30,
                                                     2002            2001
Net Cash Provided by Operating Activities           $   86         $    885

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                    (1,113)          (2,124)
  Acquisition of Trans World Airlines, Inc.             -              (742)
  Net decrease in short-term investments               504              922
  Proceeds from sale of equipment and property         162              206
  Other                                                 35               (6)
        Net cash used for investing activities        (412)          (1,744)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital lease
   obligations                                        (468)            (586)
  Proceeds from:
    Issuance of long-term debt                         866            1,587
    Exercise of stock options                            3               34
        Net cash provided by financing activities      401            1,035

Net increase in cash                                    75              176
Cash at beginning of period                            120               89

Cash at end of period                               $  195         $    265


















The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals and the asset impairment charge as discussed in footnote 8, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. In addition, on April 9, 2001, Trans World Airlines LLC (TWA LLC, a wholly owned subsidiary of AMR Corporation) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30,
  2001.   When  utilized  in this report, all references  to  American
  Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

2.Accumulated depreciation of owned equipment and property at June
  30,  2002  and  December 31, 2001 was $9 billion and  $8.9  billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2002 and December 31, 2001 was approximately $1.1 billion and $1.2 billion, respectively.

3.The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions, except per share amounts):

                                   Six Months Ended
                                     June 30, 2001

  Operating revenues                 $   11,210
  Net loss                                 (557)
  Loss per share                     $    (3.62)

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

5.As  of June 30, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 11 Boeing 777-200ERs, nine Boeing 767-300ERs, 109 Embraer regional jets and 20 Bombardier CRJ-700s. Deliveries of these aircraft are scheduled to continue through
  2008.   Payments for these aircraft are expected to be approximately
  $505 million during the remainder of 2002, $1.5 billion in 2003, $1.1 billion in 2004 and an aggregate of approximately $2.1 billion in 2005 through 2008.

6.During the six month period ended June 30, 2002, American and AMR
  Eagle  borrowed  approximately  $626  million  under  various   debt
  agreements which are secured by aircraft. Effective interest rates on these agreements are based on London Interbank Offered Rate plus a spread and mature over various periods of time through 2018.

  In March 2002, the Regional Airports Improvement Corporation issued facilities sublease revenue bonds at the Los Angeles International Airport to provide reimbursement to American for certain facility construction costs. The proceeds of approximately $225 million provided to American have been recorded as long-term debt on the condensed consolidated balance sheets. These obligations bear interest at fixed rates, with an average rate of 7.88 percent, and mature over various periods of time, with a final maturity in 2024.

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

  In addition, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for AMR, route acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. During the second quarter of 2002, the Company completed the first step of its impairment analysis related to its $1.4 billion of goodwill and determined the Company's net book value to be in excess of the Company's fair market value at January 1, 2002, using AMR as the reporting unit for purposes of the fair value determination. As a result, the Company is in the process of completing the second step of the impairment analysis which will allocate the newly determined fair value of AMR to each of its assets and liabilities. This allocation is expected to be completed during the third or fourth quarter of 2002 and will likely result in the Company recording a one-time, non-cash pre-tax charge of up to $1.4 billion to write-down AMR's goodwill. Such charge would be nonoperational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The following table provides information relating to the Company's amortized intangible assets as of June 30, 2002 (in millions):

                                                 Accumulated   Net Book
                                      Cost       Amortization    Value
    Amortized intangible assets:
      Airport operating rights      $  516        $    168     $   348
      Gate lease rights                209              76         133
      Total                         $  725        $    244     $   481

  Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. For the three and six month period ended June 30, 2002, the Company recorded amortization expense of approximately $6 million and $15
  million,  respectively,  related to these  intangible  assets.   The
  Company expects to record annual amortization expense of approximately $29 million in each of the next five years related to these intangible assets.

  The pro forma effect of discontinuing amortization of goodwill and route acquisition costs under SFAS 142 - assuming the Company had adopted this standard as of January 1, 2001 - results in an adjusted net loss of approximately $494 million, or $3.21 per share, and approximately $530 million, or $3.45 per share, respectively, for the three and six month periods ended June 30, 2001.

8.In  conjunction  with the acquisition of certain  assets  from  TWA, coupled with revisions to the Company's fleet plan to accelerate the retirement dates of its Fokker 100, Saab 340 and ATR 42 aircraft, during the second quarter of 2001 the Company determined these aircraft were impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $685 million relating to the write-down of the carrying value of 71 Fokker 100 aircraft, 74 Saab 340 aircraft and 20 ATR 42 aircraft and related rotables to their estimated fair market values which is included in Special charges on the accompanying consolidated statements of operations. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft. As a result of the writedown of these aircraft to fair market value, as well as the acceleration of the retirement dates and changes in salvage values, depreciation and amortization will decrease by approximately $18 million on an annualized basis.

9.The Company includes unrealized gains and losses on available-for-
  sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive loss. For the three months ended June 30, 2002 and 2001, comprehensive loss was $496 million and $511 million, respectively. In addition, for the six months ended June 30, 2002 and 2001, comprehensive loss was $996 million and $480 million, respectively. The difference between net loss and comprehensive loss is due primarily to the accounting for the Company's derivative financial instruments under SFAS 133. In addition, the six month period ended June 30, 2001 includes the cumulative effect of the adoption of SFAS 133.

  During the second quarter of 2002, the Company discontinued entering into new foreign exchange currency put option agreements. The fair value of the Company's remaining foreign currency put option agreements was not material as of June 30, 2002, and all of these agreements will expire by September 30, 2002.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.The following table sets forth the computations of basic and diluted loss per share (in millions, except per share data):

                                      Three Months Ended    Six Months Ended
                                         June 30,               June 30,
                                      2002      2001        2002      2001
  Numerator:
  Net loss - numerator for basic
    and diluted loss per share     $ (495)     $(507)     $(1,070)   $(550)

  Denominator:
  Denominator for  basic  and
   diluted  loss per share  -
   weighted-average shares            155        154          155       154

  Basic and diluted loss per share $(3.19)    $(3.29)      $(6.90)   $(3.58)

  For the three and six months ended June 30, 2002, approximately five million and seven million potential dilutive shares, respectively, were not added to the denominator because inclusion of such shares would be antidilutive as compared to approximately 14 million shares for the three and six months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2002 and 2001

Summary AMR Corporation's (AMR or the Company) net loss during the second quarter of 2002 was $495 million, or $3.19 per share, as compared to a net loss of $507 million, or $3.29 per share for the same period in 2001. AMR's operating loss of $601 million decreased by $159 million compared to the same period in 2001. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. On April 9, 2001, Trans World Airlines
LLC   (TWA   LLC,   a  wholly  owned  subsidiary  of  AMR)   purchased
substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the three month period ended June 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30, 2001. All references to American Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). AMR's second quarter 2001 results include:
(i) a $685 million charge ($430 million after-tax, or $2.79 per share) related to the writedown of the carrying value of its Fokker 100, Saab 340 and ATR-42 aircraft and related rotables in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see footnote 8 to the condensed consolidated financial statements), and (ii) a $45 million gain ($29 million after-tax, or $0.19 per share) from the settlement of a legal matter related to the Company's 1999 labor disruption.

Although traffic has continued to increase on significantly reduced capacity since the events of September 11, 2001, the Company's second quarter 2002 revenues were down significantly quarter-over-quarter. In addition to the residual effects of September 11, the Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines, the geographic distribution of the Company's network and reduced fares. In total, the Company's revenues decreased $1,104 million, or 19.8 percent, in the second quarter of 2002 as compared to the same period last year. American's passenger revenues decreased by 19.3 percent, or $898 million in the
second  quarter  of  2002 from the same period  in  2001.   American's
domestic revenue per available seat mile (RASM) decreased 11.9 percent, to 8.47 cents, on a capacity decrease of 8 percent, to 32 billion available seat miles (ASMs). International RASM decreased to
8.67 cents, or 5 percent, on a capacity decrease of 16.2 percent. The decrease in international RASM was due to an 8.6 percent and 3.1 percent decrease in Latin American and European RASM, respectively,
slightly  offset  by  a  3.2 percent increase in  Pacific  RASM.   The
decrease in international capacity was driven by a 33.9 percent, 16.2 percent and 12.3 percent reduction in Pacific, European and Latin American ASMs, respectively.

AMR Eagle's passenger revenues decreased 15.9 percent, or $65 million. AMR Eagle's traffic increased 2.8 percent while capacity decreased 5 percent, to approximately 1.6 billion ASMs. As with American, the decrease in AMR Eagle's revenues was due primarily to the continued impact of the September 11, 2001 terrorist attacks and the economic slowdown.

Cargo revenues decreased $48 million, or 25.3 percent, primarily due to the same reasons as noted above.

Other revenues decreased 27.4 percent, or $93 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in codeshare revenue and employee travel service charges.

The  Company's  operating expenses decreased 19.9 percent,  or  $1,263
million.   American's  cost per ASM increased  0.5  percent  to  10.78
cents,  excluding  the  impact  of  the  second  quarter  2001   asset
impairment charge. Wages, salaries and benefits remained flat quarter-over-quarter, reflecting (i) a decrease in the average number of equivalent employees, somewhat offset by higher salaries, and (ii) increases in the Company's pension and health insurance costs, the latter reflecting rapidly rising medical care and prescription drug costs. Aircraft fuel expense decreased 22.1 percent, or $186 million, due primarily to an 11.6 percent decrease in the Company's fuel consumption and a 9.4 percent decrease in the Company's average price per gallon of fuel. Food service decreased
17.4  percent, or $38 million, due primarily to the Company's  reduced
operating  schedule and change in level of food service.   Commissions
to agents decreased 40.4 percent, or $105 million, due primarily to  a
19.1 percent decrease in passenger revenues and commission structure changes implemented in March 2002. Special charges of $685 million related to the writedown of the carrying value of the Company's Fokker 100,
Saab 340 and ATR-42 aircraft and related rotables during the second quarter of 2001 (see footnote 8 to the condensed consolidated
financial  statements).   Other  operating  expenses  decreased   19.3
percent, or $196 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, credit card and booking fees, advertising and promotion costs, and data processing expenses, which were partially offset by higher insurance and security costs.

Other  income  (expense) increased $86 million due to  the  following:
Interest income decreased 25 percent, or $6 million, due primarily to decreases in interest rates. Interest expense increased $32 million, or 24.2 percent, resulting primarily from the increase in the Company's long-term debt. Interest capitalized decreased $16 million, or 42.1 percent, due primarily to a decrease in purchase deposits for flight equipment. Miscellaneous-net decreased 86.5 percent, or $32 million, due primarily to a $45 million gain recorded during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption.

The effective tax rate for the three months ended June 30, 2002 was impacted by a $30 million charge resulting from a provision in Congress' economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the existing law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however, result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.


OPERATING STATISTICS                                    Three Months Ended June 30,
                                                           2002             2001
American Airlines
    Revenue passenger miles (millions)                   31,379            35,188
    Available seat miles (millions)                      43,958            49,044
    Cargo ton miles (millions)                              518               610
    Passenger load factor                                  71.4%             71.7%
    Breakeven load factor (*)                              86.4%             74.0%
    Passenger revenue yield per passenger mile (cents)    11.94             13.20
    Passenger revenue per available seat mile (cents)      8.52              9.47
    Cargo revenue yield per ton mile (cents)              27.21             30.89
    Operating expenses per available seat mile (cents)(*) 10.78             10.73
    Fuel consumption (gallons, in millions)                 808               922
    Fuel price per gallon (cents)                          75.5              83.3
    Fuel  price per gallon, excluding fuel taxes (cents)   70.0              78.0
    Operating aircraft at period-end                        828               904

AMR Eagle
    Revenue passenger miles (millions)                    1,059             1,030
    Available seat miles (millions)                       1,596             1,680
    Passenger load factor                                  66.4%             61.3%
    Operating aircraft at period-end                        281               271

 (*)  Excludes the impact of Special charges

Operating aircraft at June 30, 2002, included:

American Airlines Aircraft                AMR Eagle Aircraft
Airbus A300-600R                 34       ATR 42                    28
Boeing 737-800                   77       Bombardier CRJ-700         5
Boeing 757-200                  151       Embraer 135               40
Boeing 767-200                    8       Embraer 140               30
Boeing 767-200 Extended Range    21       Embraer 145               56
Boeing 767-300 Extended Range    58       Super ATR                 42
Boeing 777-200 Extended Range    43       Saab 340B                 55
Fokker 100                       74       Saab 340B Plus            25
McDonnell Douglas MD-80         362        Total                   281
 Total                          828

The average aircraft age for American's aircraft is 10 years and 6.6 years for AMR Eagle aircraft.

In addition, the following owned and leased aircraft were not operated by the Company as of June 30, 2002: 29 owned Boeing 727-200s, 24 operating leased Boeing 717-200s, 13 operating leased McDonnell Douglas DC-9s, eight owned McDonnell Douglas DC-10-10s, four operating leased McDonnell Douglas MD-80s, and 15 capital leased and two owned Saab 340Bs.

For the Six Months Ended June 30, 2002 and 2001

Summary AMR's net loss for the six months ended June 30, 2002 was $1,070 million, or $6.90 per share, as compared to a net loss of $550
million,  or  $3.58 per share, for the same period  in  2001.   AMR's
operating loss for the six months ended June 30, 2002 was $1,330 million, compared to an operating loss of $764 million for the same period in 2001. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry.
On April 9, 2001, TWA LLC purchased substantially all of the assets and assumed certain liabilities of TWA. Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the six month period ended June
30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30, 2001. In addition, AMR's 2001 results include: (i) a $685 million charge ($430 million after-tax, or $2.79 per share) related to the writedown of the carrying value of its Fokker 100, Saab 340 and ATR-42 aircraft and related rotables, and (ii) a $45 million gain ($29 million after-tax, or $0.19 per share) from the settlement of a legal matter related to the Company's 1999 labor disruption.

Although traffic has continued to increase on significantly reduced capacity since the events of September 11, 2001, the Company's 2002 revenues were down significantly year-over-year. In addition to the residual effects of September 11, the Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines, the geographic distribution of the Company's network and reduced fares. In total, the Company's revenues decreased $1,728 million, or 16.7 percent, in 2002 versus the same period in
2001. American's passenger revenues decreased by 15.7 percent, or $1,349 million in 2002 as compared to the same period in 2001. American's domestic RASM decreased 13.4 percent, to 8.58 cents, on a capacity decrease of 0.4 percent, to 61.3 billion ASMs. International RASM decreased to 8.67 cents, or 7.7 percent, on a capacity decrease of 14 percent. The decrease in international RASM was due to a 10.2 percent and 7.9 percent decrease in Latin American and European RASM, respectively, slightly offset by a 5.6 percent increase in Pacific RASM. The decrease in international capacity was driven by a 36.4 percent, 15.2 percent and 8.2 percent reduction in Pacific, European and Latin American ASMs, respectively.

AMR Eagle's passenger revenues decreased 14.9 percent, or $114 million. AMR Eagle's traffic increased 4.7 percent while capacity decreased 3.2 percent, to approximately 3.2 billion ASMs. As with American, the decrease in AMR Eagle's revenues was due primarily to the continued impact of the September 11, 2001 terrorist attacks and the economic slowdown.

Cargo revenues decreased $90 million, or 24.6 percent, primarily due to the same reasons as noted above.

Other revenues decreased 27.6 percent, or $175 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in codeshare revenue and employee travel service charges.

The   Company's   operating  expenses  decreased  10.5   percent,   or
approximately  $1,162 million.  American's cost per ASM  increased  by
0.5 percent to 11.03 cents, excluding the impact of the second quarter
2001  asset impairment charge.  Wages, salaries and benefits increased
8.6 percent, or $334 million, reflecting (i) a decrease in the average number of equivalent employees, somewhat offset by higher average salaries, and (ii) increases in the Company's pension and health insurance
costs,  the  latter  reflecting  rapidly  rising  medical  care   and
prescription drug costs. Aircraft fuel expense  decreased 23.6 percent, or $366 million, due primarily to a 16.1  percent  decrease in the
Company's average price per gallon of fuel and a 6.1 percent decrease in the Company's fuel consumption. Aircraft rentals increased $66 million, or 17.6 percent, due primarily the addition of TWA aircraft. Food service decreased 12.9 percent, or $52 million, due primarily to the Company's reduced operating schedule and change in level of food service.
Commissions to agents decreased 34.7 percent, or $168 million, due primarily to a 15.7 percent decrease in passenger revenues and commission structure changes implemented in March 2002. Special charges of $685 million related to the writedown of the carrying value of the Company's Fokker 100,
Saab 340 and ATR-42 aircraft and related rotables during the second quarter of 2001. Other operating expenses decreased 15.4 percent, or
$296   million,  due  primarily  to  decreases  in   contract
maintenance work that American performs for other airlines, and decreases in travel and incidental costs, credit card and booking fees, advertising and promotion costs, and data processing expenses, which were partially offset by higher insurance and security costs.

Other  income  (expense) increased $167 million due to the  following:
Interest income decreased 43.8 percent, or $28 million, due primarily to decreases in interest rates. Interest expense increased $79 million, or 31.5 percent, resulting primarily from the increase in the Company's long-term debt. Interest capitalized decreased $35 million, or 44.3 percent, due primarily to a decrease in purchase deposits for flight equipment. Miscellaneous-net decreased $25 million due primarily to a $45 million gain recorded during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption and the write-down of certain investments held by the Company during the first quarter of 2001.

The effective tax rate for the six months ended June 30, 2002 was impacted by a $57 million charge resulting from a provision in Congress' economic stimulus package that changes the period for carrybacks of NOLs. This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the existing law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however, result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.


OPERATING STATISTICS                                     Six Months Ended June 30,
                                                           2002            2001
American Airlines
    Revenue passenger miles (millions)                    59,197           61,640
    Available seat miles (millions)                       84,047           88,021
    Cargo ton miles (millions)                               981            1,159
    Passenger load factor                                   70.4%            70.0%
    Breakeven load factor (*)                               86.9%            71.3%
    Passenger revenue yield per passenger mile (cents)     12.22            13.92
    Passenger revenue per available seat mile (cents)       8.60             9.75
    Cargo revenue yield per ton mile (cents)               27.93            31.27
    Operating expenses per available seat mile (cents)(*)  11.03            10.97
    Fuel consumption (gallons, in millions)                1,553            1,664
    Fuel price per gallon (cents)                           71.5             85.2
    Fuel price per gallon, excluding fuel taxes (cents)     66.0             79.8

AMR Eagle
    Revenue passenger miles (millions)                     1,978            1,890
    Available seat miles (millions)                        3,163            3,268
    Passenger load factor                                   62.5%            57.8%

(*)  Excludes the impact of Special charges

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the six month period ended June 30, 2002 was $86 million, a decrease of $799 million over the same period in 2001, due primarily to an increase in the Company's net loss. Included in net cash provided by operating activities during the first six months of 2002 was approximately $658 million received by the Company as a result of the utilization of its 2001 NOL's.
Capital expenditures for the first six months of 2002 were $1,113 million, and included the acquisition of seven Boeing 757-200s, three Boeing 777-200ERs, 15 Embraer 140s and four Bombardier CRJ-700 aircraft. These capital expenditures were financed primarily through secured mortgage and debt agreements. Proceeds from the sale of equipment and property of $162 million include the proceeds received upon delivery of three McDonnell Douglas MD-11 aircraft to FedEx.

As of June 30, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 11 Boeing 777-200ERs, nine Boeing 767-300ERs, 109 Embraer regional jets and 20 Bombardier CRJ-700s. Deliveries of these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $505 million during the remainder of 2002, $1.5 billion in 2003, $1.1 billion in 2004 and an aggregate of approximately $2.1 billion in 2005 through 2008.

In June 2002, Standard & Poor's downgraded the credit ratings of AMR and American, and the credit ratings of a number of other major airlines. The long-term credit ratings of AMR and American were removed from Standand & Poor's Credit Watch with negative implications and were given a negative outlook. Any additional reductions in AMR's or American's credit ratings could result in increased borrowing costs to the Company and might limit the availability of future financing needs.

In addition to the Company's approximately $2.6 billion in cash and short-term investments as of June 30, 2002, the Company has available a variety of future financing sources, including, but not limited to:
(i) the receipt of the remainder of the U.S. Government grant authorized by the Air Transportation Safety and System Stabilization Act (the Act), which is estimated to be in excess of $40 million, (ii) additional secured aircraft debt, (iii) the availability of the Company's $1 billion credit facility, (iv) sale-leaseback transactions of owned property, including aircraft and real estate, (v) the recovery of past federal income taxes paid as a result of a provision in the recently passed economic stimulus package regarding NOL carrybacks, (vi) tax-exempt borrowings for airport facilities, (vii) securitization of future operating receipts, and (viii) unsecured borrowings. No assurance can be given that any of these financing sources will be available on terms acceptable to the Company. However, the Company believes it will meet its current financing needs.

Pursuant to the Act, the Government made available to air carriers, subject to certain conditions, up to $10 billion in federal government guarantees of certain loans. American did not seek such loan guarantees.

OTHER INFORMATION

As  a  result of the September 11, 2001 events, aviation insurers have
significantly  reduced  the  maximum  amount  of  insurance   coverage
available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of
terrorism,  war or similar events (war-risk coverage).   At  the  same
time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Pursuant to authority granted in the Act, the Government has supplemented the commercial war-risk insurance until August 17, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company's operations and/or financial position, results of operations or cash flows would be adversely impacted.

As discussed in the Company's 2001 Form 10-K, a provision in the current Allied Pilots Association (APA) contract freezes the number of ASMs and block hours flown on American's two letter marketing code by American's regional carrier partners when American pilots are on furlough (the ASM cap). As AMR Eagle continues to accept previously ordered regional jets, this ASM cap would be reached sometime in 2002, necessitating actions to insure compliance with the ASM cap. American is working with its regional partners to accomplish this. Actions currently being taken and considered by AMR Eagle to reduce its capacity are discussed in the Company's 2001 Form 10-K. In addition, American is removing its code from flights of the AmericanConnection carriers, which are independent carriers that provide feed to American's St. Louis hub. American believes that the combination of these actions will enable it to comply with this ASM cap through 2002 and for sometime beyond.

In addition, another provision in the current APA contract limits the total number of regional jets with more than 44 seats flown under the American code by American's regional carrier partners to 67 aircraft. Similar to the above, as AMR Eagle continues to accept previously ordered Bombardier CRJ aircraft, this cap would be reached in early 2003. In order to ensure American remains in compliance with this provision, AMR Eagle has reached an agreement in principle to dispose of 14 Embraer 145 aircraft. Ultimately, these airplanes will be acquired by Trans States Airlines, an AmericanConnection carrier.
Trans States Airlines will operate these aircraft under its two letter airline code and expects to deploy these aircraft at its St. Louis hub where it feeds American. The potential transaction still requires the consent of certain third parties, including the companies financing these aircraft, and is subject to the negotiation of final documentation.

Effective January 1, 2002, the Company adopted Statement
of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for AMR, route acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. During the second quarter of 2002, the Company completed the first step of its impairment  analysis  related  to its $1.4  billion  of  goodwill  and determined  the  Company's net book value  to  be  in  excess  of  the
Company's  fair  market value at January 1, 2002,  using  AMR  as  the reporting unit for purposes of the fair value determination. As a result, the Company is in the process of completing the second step of the impairment analysis which will allocate the newly determined fair value of AMR to each of its assets and liabilities. This allocation is expected to be completed during the third or fourth quarter of 2002 and will likely result in the Company recording a one-time, non-cash pre-tax charge of up to $1.4 billion to write-down AMR's goodwill. Such charge would be nonoperational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of operations.

OUTLOOK

Capacity for American is expected to be down approximately two percent in the third quarter of 2002 compared to last year's third quarter levels. AMR Eagle's third quarter capacity will be down about one percent from last year's levels. For the third quarter of 2002, the Company expects traffic to be about flat as compared to last year's third quarter levels. Pressure to reduce costs will continue, although the Company will continue to see higher benefit and security costs, increased insurance premiums, and greater interest expense. However, the Company expects to see a slight decrease in fuel prices as compared to the third quarter of 2001 and the continued decline in commission expense due to the commission changes implemented earlier in 2002. In total, American's unit costs, excluding special charges, for the third quarter of 2002 are expected to be down approximately
3.5 percent from last year's third quarter level. Notwithstanding the expected decrease in unit costs however, given the revenue pressures seen in the first half of the year and expected to continue into the third quarter, the Company expects to incur a sizable loss in the third quarter and a significant loss for 2002.

In response to these financial challenges, the Company has undertaken a comprehensive review of its business to better align its cost structure with the current revenue environment, aimed at improving productivity, simplifying operations and reducing costs. The Company has begun to implement certain of these changes, including a fleet simplification program, adjustments to its operating schedule and increased airport automation, and will continue to refine its business throughout the coming months.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the 2001 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There  have  been  no  material  changes  in  market  risk  from   the
information   provided  in  Item  7A.  Quantitative  and   Qualitative
Disclosures About Market Risk of the 2001 Form 10-K.

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

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment. The parties have submitted briefs to the 10th Circuit Court of Appeals, which has scheduled the case for oral argument on September 23, 2002. The Company intends to defend the lawsuit vigorously. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

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

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., No. 7:00 CV 123-BR(1), pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and the other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit. Trial is set for April 29, 2003. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies or practices would have an adverse impact on the Company.

On April 26, 2002, six travel agencies filed an action in the United States District Court for the Central District of California against American, United Air Lines, Delta Air Lines, and Orbitz, LLC, alleging that American and the other defendants: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; and (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit, which is styled Albany Travel Co., et al. v. Orbitz, LLC, et al., No. 02-3459 (ER) (AJW)x. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have an adverse impact on the Company.

On May 13, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et. al., No. T757-027, pending in the Federal Court of Canada, Trial Division, Montreal, filed a statement of claim alleging that between 1995 and the present, American, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of
Section 45 of the Competition Act of Canada. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies would have an adverse impact on the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 138,215,811 shares of common stock, or 89 percent of shares outstanding, were represented at the annual meeting of stockholders on May 15, 2002 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Elected as directors of the Corporation, each receiving a minimum of 135,637,573 votes were:

John W. Bachmann                   Ann McLaughlin Korologos
David L. Boren                     Michael A. Miles
Edward A. Brennan                  Philip J. Purcell
Donald J. Carty                    Joe M. Rodgers
Armando M. Codina                  Judith Rodin
Earl G. Graves                     Roger T. Staubach

Stockholders  ratified  the appointment  of  Ernst  &  Young  LLP  as
independent  auditors for the Corporation for  2002.   The  vote  was
132,769,970 in favor; 4,927,896 against; and 517,945 abstaining.

A stockholder proposal to recommend that the Company affirm its political non-partisanship - submitted by Mrs. Evelyn Y. Davis - was defeated. The vote was 18,069,575 in favor; 95,602,793 against; 2,449,216 abstaining; and 22,094,227 non-voting.

A stockholder proposal relating to increasing the Board of Directors independence by nominating only independent directors to key board committees - submitted by Mr. John Chevedden - was defeated. The vote was 11,207,257 in favor; 102,829,057 against; 2,085,270 abstaining; and 22,094,227 non-voting.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

3.1  Bylaws of AMR Corporation, amended as of April 2, 2002.

10.1 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach.

10.2 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Edward A. Brennan.

10.3 Deferred Compensation Agreement, dated as of January 14, 2002 between AMR and Joe M. Rodgers.

10.4 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin.

10.5 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and John W. Bachmann.

10.6 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Armando M. Codina.

10.7 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell.

10.8 American Airlines, Inc. 2002 Employee Profit Sharing Plan.

10.9 American Airlines, Inc. 2002 Incentive Compensation Plan for Officers and Key Employees.

10.10 AMR Corporation 2002-2004 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended.

10.11 AMR Corporation 2002-2004 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Plan, as amended.

10.12 Current form of Stock Option Agreement under the  1998
      Long-Term Incentive Plan, as amended.

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2002 and 2001.

Form 8-Ks filed under Item 5 - Other Events

     On June 13, 2002, AMR filed a report on Form 8-K relating to a press release issued by American to announce the appointment of Jeffrey C. Campbell as Senior Vice President and Chief Financial Officer of the Company.

     On June 19, 2002, AMR filed a report on Form 8-K to provide updated monthly guidance on unit cost, fuel, traffic and capacity for the months of May through August 2002.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

     On April 4, 2002, AMR furnished a report on Form 8-K to announce AMR's intent to host a conference call on April 17, 2002 with the financial community relating to its first quarter 2002 earnings.

     On May 31, 2002, AMR furnished a report on Form 8-K to provide updated monthly guidance on unit cost, fuel, traffic and capacity for the months of March through July 2002.

     On June 5, 2002, AMR furnished a report on Form 8-K to provide information regarding a presentation by Don Carty, Chairman and CEO of AMR, at the Merrill Lynch Global Transportation Conference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  July 19, 2002           BY: /s/ Jeffrey C. Campbell
                               Jeffrey C. Campbell
                               Senior  Vice  President and Chief
                               Financial Officer