Form 10-Q/A
period 2002-03-31
AMR CORP
filed 2002-10-18
CIK 6201

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A NO. 1



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
                               --------------------    ---------------------


Commission file number 1-8400.



                                 AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       75-1825172
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         4333 Amon Carter Blvd.
           Fort Worth, Texas                                76155
----------------------------------------       ---------------------------------
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



================================================================================

                                EXPLANATORY NOTE

                                 AMR CORPORATION



The purpose of this amendment No. 1 to the AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 is to solely reflect a cumulative effect of accounting change, as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This new accounting pronouncement allows companies until December 31, 2002 to quantify the impairment charge, if any, but requires companies to record this charge effective January 1, 2002, resulting in this amended Form 10-Q.

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

Item 4. Controls and Procedures

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE

CERTIFICATIONS

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)
--------------------------------------------------------------------------------

                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                   2002              2001
                                                               ------------      ------------
REVENUES
    Passenger - American Airlines                              $      3,484      $      3,935
              - AMR Eagle                                               305               354
    Cargo                                                               134               176
    Other revenues                                                      213               295
                                                               ------------      ------------
      Total operating revenues                                        4,136             4,760
                                                               ------------      ------------

EXPENSES
  Wages, salaries and benefits                                        2,080             1,746
  Aircraft fuel                                                         527               707
  Depreciation and amortization                                         341               313
  Other rentals and landing fees                                        289               257
  Maintenance, materials and repairs                                    266               280
  Aircraft rentals                                                      226               148
  Food service                                                          170               184
  Commissions to agents                                                 161               224
  Other operating expenses                                              805               905
                                                               ------------      ------------
    Total operating expenses                                          4,865             4,764
                                                               ------------      ------------

OPERATING LOSS                                                         (729)               (4)

OTHER INCOME (EXPENSE)
  Interest income                                                        18                40
  Interest expense                                                     (166)             (119)
  Interest capitalized                                                   22                41
  Miscellaneous - net                                                    (8)              (15)
                                                               ------------      ------------
                                                                       (134)              (53)
                                                               ------------      ------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                   (863)              (57)
Income tax benefit                                                     (288)              (14)
                                                               ------------      ------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     (575)              (43)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT             (988)               --
                                                               ------------      ------------
NET LOSS                                                       $     (1,563)     $        (43)
                                                               ============      ============


BASIC AND DILUTED LOSS PER SHARE
Before Cumulative Effect of Accounting Change                  $      (3.71)     $      (0.28)
Cumulative Effect of Accounting Change                                (6.38)               --
                                                               ------------      ------------
Net Loss                                                       $     (10.09)     $      (0.28)
                                                               ============      ============





The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                 March 31,       December 31,
                                                                   2002              2001
                                                               ------------      ------------
ASSETS
CURRENT ASSETS
  Cash                                                         $        134      $        120
  Short-term investments                                              2,181             2,872
  Receivables, net                                                    1,858             1,414
  Inventories, net                                                      758               822
  Deferred income taxes                                                 793               790
  Other current assets                                                  547               522
                                                               ------------      ------------
    Total current assets                                              6,271             6,540

EQUIPMENT AND PROPERTY
  Flight equipment, net                                              15,427            14,980
  Other equipment and property, net                                   2,229             2,079
  Purchase deposits for flight equipment                                689               929
                                                               ------------      ------------
                                                                     18,345            17,988

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                               1,512             1,572
  Other equipment and property, net                                      93                95
                                                               ------------      ------------
                                                                      1,605             1,667

Route acquisition costs                                                 829               829
Airport operating and gate lease rights, net                            487               496
Other assets                                                          4,077             5,321
                                                               ------------      ------------
                                                               $     31,614      $     32,841
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $      1,462      $      1,785
  Accrued liabilities                                                 2,284             2,192
  Air traffic liability                                               2,930             2,763
  Current maturities of long-term debt                                  520               556
  Current obligations under capital leases                              193               216
                                                               ------------      ------------
    Total current liabilities                                         7,389             7,512

Long-term debt, less current maturities                               8,784             8,310
Obligations under capital leases, less current obligations            1,454             1,524
Deferred income taxes                                                 1,602             1,627
Postretirement benefits                                               2,573             2,538
Other liabilities, deferred gains and deferred credits                5,922             5,957

STOCKHOLDERS' EQUITY
  Preferred stock                                                        --                --
  Common stock                                                          182               182
  Additional paid-in capital                                          2,847             2,865
  Treasury stock                                                     (1,693)           (1,716)
  Accumulated other comprehensive loss                                  (71)             (146)
  Retained earnings                                                   2,625             4,188
                                                               ------------      ------------
                                                                      3,890             5,373
                                                               ------------      ------------
                                                               $     31,614      $     32,841
                                                               ============      ============

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                2002              2001
                                                                             ------------      ------------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                         $       (406)     $         19

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchase deposits for flight equipment             (619)             (847)
  Net decrease in short-term investments                                              691               758
  Debtor-in-possession financing provided to Trans World Airlines, Inc.                --              (312)
  Proceeds from sale of equipment and property                                         13               127
                                                                             ------------      ------------
        Net cash provided by (used for) investing activities                           85              (274)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                           (259)             (291)
  Proceeds from:
    Issuance of long-term debt                                                        592               604
    Exercise of stock options                                                           2                25
                                                                             ------------      ------------
        Net cash provided by financing activities                                     335               338
                                                                             ------------      ------------

Net increase in cash                                                                   14                83
Cash at beginning of period                                                           120                89
                                                                             ------------      ------------

Cash at end of period                                                        $        134      $        172
                                                                             ============      ============

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

2. Accumulated depreciation of owned equipment and property at March 31, 2002 and December 31, 2001 was $8.9 billion. Accumulated amortization of equipment and property under capital leases at March 31, 2002 and December 31, 2001 was $1.2 billion.

3. The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions, except per share amounts):

                        Three Months Ended
                          March 31, 2001
                       --------------------

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

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

5. As of March 31, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 12 Boeing 777-200ERs, nine Boeing 767-300ERs, one Boeing 757-200, 117 Embraer regional jets and 22 Bombardier CRJ-700s. Deliveries of these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $825 million during the remainder of 2002, $1.7 billion in 2003, $1.2 billion in 2004 and an aggregate of approximately $1.9 billion in 2005 through 2008.

6. During the three-month period ended March 31, 2002, American and AMR Eagle borrowed approximately $348 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on London Interbank Offered Rate plus a spread and mature over various periods of time through 2018.

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

7. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for AMR, route acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. In addition, the Company completed its impairment analysis related to its $1.4 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using AMR as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using various valuation methods, ultimately utilizing market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $988 million ($6.38 per share, net of a tax benefit of $363 million) to write-off all of AMR's goodwill. This charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the consolidated statements of operations. This charge does not affect the Company's financial covenants in any of its credit agreements.


         In addition, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $64 million in Accumulated other comprehensive loss in the first quarter of 2001.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

         The following table provides information relating to the Company's amortized intangible assets as of March 31, 2002 (in millions):

                                                       Accumulated
                                      Cost             Amortization
                                 ---------------     ---------------
AMORTIZED INTANGIBLE ASSETS:
   Airport operating rights      $           516     $           163
   Gate lease rights                         209                  75
                                 ---------------     ---------------
     Total                       $           725     $           238
                                 ===============     ===============

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

8. The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive income (loss). For the three months ended March 31, 2002 and 2001, comprehensive income (loss) was $(1,488) million and $31 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2002 is due primarily to the accounting for the Company's derivative financial instruments under SFAS 133. The difference between net loss and comprehensive income for the three months ended March 31, 2001 was due primarily to the cumulative effect of the adoption of SFAS 133 and the accounting for the Company's derivative financial instruments under SFAS 133.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

9. The following table sets forth the computations of basic and diluted loss per share before cumulative effect of accounting change (in millions, except per share data):

                                                                                Three Months Ended March 31,
                                                                              --------------------------------
                                                                                   2002               2001
                                                                              -------------      -------------
NUMERATOR:
Net loss before cumulative effect of accounting change - numerator
  for basic and diluted loss per share                                        $        (575)     $         (43)
                                                                              =============      =============

DENOMINATOR:
Denominator for basic and diluted loss per share before cumulative effect
of accounting change - weighted-average shares                                          155                154
                                                                              =============      =============

Basic and diluted loss per share before cumulative effect of
   accounting change                                                          $       (3.71)     $       (0.28)
                                                                              =============      =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

SUMMARY AMR Corporation's (AMR or the Company) LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE during the first quarter of 2002 was $575 million, or $3.71 per share, as compared to a net loss of $43 million, or $0.28 per share for the same period in 2001. AMR's OPERATING LOSS of $729 million increased $725 million compared to the same period in 2001. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks. In addition, on April 9, 2001, American Airlines, Inc. (a wholly owned subsidiary of AMR) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA are included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2002 but not for the three-month period ended March 31, 2001. All references to American Airlines, Inc. include TWA (collectively, American). In addition, effective January 1, 2002, the Company recorded a one-time, non-cash charge of $988 million (net of tax), reflected as a cumulative effect of accounting change, to write-off all of AMR's goodwill.

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



OPERATING STATISTICS

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------
AMERICAN AIRLINES (*)
    Revenue passenger miles (millions)                            27,817            26,452
    Available seat miles (millions)                               40,089            38,977
    Cargo ton miles (millions)                                       463               549
    Passenger load factor                                           69.4%             67.9%
    Breakeven load factor                                           87.4%             68.2%
    Passenger revenue yield per passenger mile (cents)             12.52             14.88
    Passenger revenue per available seat mile (cents)               8.69             10.10
    Cargo revenue yield per ton mile (cents)                       28.74             31.68
    Operating expenses per available seat mile (cents)             11.30             11.26
    Fuel consumption (gallons, in millions)                          745               743
    Fuel price per gallon (cents)                                   67.2              87.6
    Fuel price per gallon, excluding fuel taxes (cents)             61.7              82.0
    Operating aircraft at period-end                                 852               719

AMR EAGLE
    Revenue passenger miles (millions)                               919               860
    Available seat miles (millions)                                1,567             1,588
    Passenger load factor                                           58.6%             54.2%
    Operating aircraft at period-end                                 283               267


(*) 2002 statistics include the operating results of TWA whereas the 2001 amounts do not.

Operating aircraft at March 31, 2002, included:

AMERICAN AIRLINES AIRCRAFT                         AMR EAGLE AIRCRAFT
Airbus A300-600R                            34     ATR 42                                      29
Boeing 717-200 (1)                          11     Bombardier CRJ-700                           3
Boeing 727-200 (2)                          15     Embraer 135                                 40
Boeing 737-800                              77     Embraer 140                                 22
Boeing 757-200                             150     Embraer 145                                 56
Boeing 767-200                               8     Super ATR                                   42
Boeing 767-200 Extended Range               21     Saab 340B                                   66
Boeing 767-300 Extended Range               58     Saab 340B Plus                              25
Boeing 777-200 Extended Range               42                                       ------------
Fokker 100                                  74       Total                                    283
McDonnell Douglas MD-80                    362                                       ============
                                  ------------
  Total                                    852
                                  ============



(1)      The Boeing 717-200 fleet will be removed from service by June 2002.

(2)      The Boeing 727-200 fleet will be removed from service by May 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report (October 18, 2002). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

99 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

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


                                   AMR CORPORATION




Date:  October 18, 2002            BY:   /s/ Jeffrey C. Campbell
                                         -------------------------------------
                                         Jeffrey C. Campbell
                                         Senior Vice President and Chief
                                         Financial Officer

CERTIFICATIONS

I, Donald J. Carty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A No. 1 of AMR
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002                      /s/ Donald J. Carty
                                            ------------------------------------
                                            Donald J. Carty
                                            Chairman and Chief Executive Officer

I, Jeffrey C. Campbell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A No. 1 of AMR
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002                      /s/ Jeffrey C. Campbell
                                            ------------------------------------
                                            Jeffrey C. Campbell
                                            Senior Vice President and Chief
                                            Financial Officer

                               INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                          DESCRIPTION
      -------                         -----------
         12       Computation of ratio of earnings to fixed charges for the
                  three months ended March 31, 2002 and 2001.

         99       Certification pursuant to section 906 of the Sarbanes-Oxley
                  Act of 2002 (subsections (a) and (b) of section 1350, chapter
                  63 of title 18, United States Code).