Form 10-Q/A
period 2002-06-30
AMR CORP
filed 2002-10-18
CIK 6201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
                               -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From                      to                     .
                               --------------------    ---------------------

Commission file number 1-8400.
                       ------

                                 AMR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 75-1825172
----------------------------------------    ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

         4333 Amon Carter Blvd.
           Fort Worth, Texas                             76155
----------------------------------------    ------------------------------------
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

Common Stock, $1 par value - 155,688,619 as of July 15, 2002.

================================================================================

                                EXPLANATORY NOTE

                                 AMR CORPORATION

The purpose of this amendment No. 1 to the AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is to solely reflect a cumulative effect of accounting change, as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This new accounting pronouncement allows companies until December 31, 2002 to quantify the impairment charge, if any, but requires companies to record this charge effective January 1, 2002, resulting in this amended Form 10-Q.

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

CERTIFICATIONS

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)
--------------------------------------------------------------------------------

                                                         Three Months Ended          Six Months Ended
                                                              June 30,                    June 30,
                                                       ----------------------      ----------------------
                                                         2002          2001          2002          2001
                                                       --------      --------      --------      --------

REVENUES
    Passenger - American Airlines                      $  3,747      $  4,645      $  7,231      $  8,580
              - AMR Eagle                                   344           409           649           763
    Cargo                                                   142           190           276           366
    Other revenues                                          246           339           459           634
                                                       --------      --------      --------      --------
      Total operating revenues                            4,479         5,583         8,615        10,343

EXPENSES
  Wages, salaries and benefits                            2,126         2,126         4,206         3,872
  Aircraft fuel                                             656           842         1,183         1,549
  Depreciation and amortization                             338           352           679           665
  Other rentals and landing fees                            306           320           595           577
  Maintenance, materials and repairs                        285           298           551           578
  Aircraft rentals                                          214           226           440           374
  Food service                                              180           218           350           402
  Commissions to agents                                     155           260           316           484
  Special charges                                            --           685            --           685
  Other operating expenses                                  820         1,016         1,625         1,921
                                                       --------      --------      --------      --------
    Total operating expenses                              5,080         6,343         9,945        11,107
                                                       --------      --------      --------      --------

OPERATING LOSS                                             (601)         (760)       (1,330)         (764)

OTHER INCOME (EXPENSE)
  Interest income                                            18            24            36            64
  Interest expense                                         (164)         (132)         (330)         (251)
  Interest capitalized                                       22            38            44            79
  Miscellaneous - net                                         5            37            (3)           22
                                                       --------      --------      --------      --------
                                                           (119)          (33)         (253)          (86)
                                                       --------      --------      --------      --------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                       (720)         (793)       (1,583)         (850)
Income tax benefit                                         (225)         (286)         (513)         (300)
                                                       --------      --------      --------      --------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         (495)         (507)       (1,070)         (550)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX
   BENEFIT                                                   --            --          (988)           --
                                                       --------      --------      --------      --------
NET LOSS                                               $   (495)     $   (507)     $ (2,058)     $   (550)
                                                       ========      ========      ========      ========

BASIC AND DILUTED LOSS PER SHARE
Before Cumulative Effect of Accounting Change          $  (3.19)     $  (3.29)     $  (6.90)     $  (3.58)
Cumulative Effect of Accounting Change                       --            --         (6.37)           --
                                                       --------      --------      --------      --------
Net Loss                                               $  (3.19)     $  (3.29)     $ (13.27)     $  (3.58)
                                                       ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                               June 30,    December 31,
                                                                 2002          2001
                                                               --------    ------------

ASSETS
CURRENT ASSETS
  Cash                                                         $    195      $    120
  Short-term investments                                          2,368         2,872
  Receivables, net                                                1,556         1,414
  Inventories, net                                                  743           822
  Deferred income taxes                                             792           790
  Other current assets                                              194           522
                                                               --------      --------
    Total current assets                                          5,848         6,540

EQUIPMENT AND PROPERTY
  Flight equipment, net                                          15,556        14,980
  Other equipment and property, net                               2,317         2,079
  Purchase deposits for flight equipment                            686           929
                                                               --------      --------
                                                                 18,559        17,988

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                           1,433         1,572
  Other equipment and property, net                                  92            95
                                                               --------      --------
                                                                  1,525         1,667

Route acquisition costs                                             829           829
Airport operating and gate lease rights, net                        481           496
Other assets                                                      4,296         5,321
                                                               --------      --------
                                                               $ 31,538      $ 32,841
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $  1,559      $  1,785
  Accrued liabilities                                             2,344         2,192
  Air traffic liability                                           3,059         2,763
  Current maturities of long-term debt                              350           556
  Current obligations under capital leases                          147           216
                                                               --------      --------
    Total current liabilities                                     7,459         7,512

Long-term debt, less current maturities                           9,172         8,310
Obligations under capital leases, less current obligations        1,444         1,524
Deferred income taxes                                             1,577         1,627
Postretirement benefits                                           2,611         2,538
Other liabilities, deferred gains and deferred credits            5,868         5,957

STOCKHOLDERS' EQUITY
  Preferred stock                                                    --            --
  Common stock                                                      182           182
  Additional paid-in capital                                      2,812         2,865
  Treasury stock                                                 (1,645)       (1,716)
  Accumulated other comprehensive loss                              (72)         (146)
  Retained earnings                                               2,130         4,188
                                                               --------      --------
                                                                  3,407         5,373
                                                               --------      --------
                                                               $ 31,538      $ 32,841
                                                               ========      ========

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              2002         2001
                                                                             -------      -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $    86      $   885

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchase deposits for flight equipment      (1,113)      (2,124)
  Acquisition of Trans World Airlines, Inc.                                       --         (742)
  Net decrease in short-term investments                                         504          922
  Proceeds from sale of equipment and property                                   162          206
  Other                                                                           35           (6)
                                                                             -------      -------
        Net cash used for investing activities                                  (412)      (1,744)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                      (468)        (586)
  Proceeds from:
    Issuance of long-term debt                                                   866        1,587
    Exercise of stock options                                                      3           34
                                                                             -------      -------
        Net cash provided by financing activities                                401        1,035
                                                                             -------      -------

Net increase in cash                                                              75          176
Cash at beginning of period                                                      120           89
                                                                             -------      -------

Cash at end of period                                                        $   195      $   265
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

2. Accumulated depreciation of owned equipment and property at June 30, 2002 and December 31, 2001 was $9 billion and $8.9 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2002 and December 31, 2001 was approximately $1.1 billion and $1.2 billion, respectively.

3. The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions, except per share amounts):

                    Six Months Ended
                     June 30, 2001
                    ----------------

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

6. During the six month period ended June 30, 2002, American and AMR Eagle borrowed approximately $626 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on London Interbank Offered Rate plus a spread and mature over various periods of time through 2018.

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

7. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
     142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for AMR, route acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS
     142. The analysis did not result in an impairment charge. In addition, the Company completed its impairment analysis related to its $1.4 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using AMR as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using various valuation methods, ultimately utilizing market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $988 million ($6.37 per share, net of a tax benefit of $363 million) to write-off all of AMR's goodwill. This charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the consolidated statements of operations. This charge does not affect the Company's financial covenants in any of its credit agreements.

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     The following table provides information relating to the Company's amortized intangible assets as of June 30, 2002 (in millions):

                                                Accumulated     Net Book
                                      Cost      Amortization      Value
                                      ----      ------------    --------

AMORTIZED INTANGIBLE ASSETS:
   Airport operating rights           $516          $168          $348
   Gate lease rights                   209            76           133
                                      ----          ----          ----
     Total                            $725          $244          $481
                                      ====          ====          ====

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

8. In conjunction with the acquisition of certain assets from TWA, coupled with revisions to the Company's fleet plan to accelerate the retirement dates of its Fokker 100, Saab 340 and ATR 42 aircraft, during the second quarter of 2001 the Company determined these aircraft were impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $685 million relating to the write-down of the carrying value of 71 Fokker 100 aircraft, 74 Saab 340 aircraft and 20 ATR 42 aircraft and related rotables to their estimated fair market values which is included in Special charges on the accompanying consolidated statements of operations. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft. As a result of the writedown of these aircraft to fair market value, as well as the acceleration of the retirement dates and changes in salvage values, depreciation and amortization will decrease by approximately $18 million on an annualized basis.

9. The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive loss. For the three months ended June 30, 2002 and 2001, comprehensive loss was $496 million and $511 million, respectively. In addition, for the six months ended June 30, 2002 and 2001, comprehensive loss was $1,984 million and $480 million, respectively. The difference between net loss and comprehensive loss is due primarily to the accounting for the Company's derivative financial instruments under SFAS
     133. In addition, the six month period ended June 30, 2001 includes the cumulative effect of the adoption of SFAS 133.

     During the second quarter of 2002, the Company discontinued entering into new foreign exchange currency put option agreements. The fair value of the Company's remaining foreign currency put option agreements was not material as of June 30, 2002, and all of these agreements will expire by September 30, 2002.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

10. The following table sets forth the computations of basic and diluted loss per share before cumulative effect of accounting change (in millions, except per share data):

                                                                                     Three Months Ended         Six Months Ended
                                                                                          June 30,                 June 30,
                                                                                    --------------------      --------------------
                                                                                     2002         2001         2002         2001
                                                                                    -------      -------      -------      -------

NUMERATOR:
   Net loss before cumulative effect of accounting change - numerator for basic
     and diluted loss per share                                                     $  (495)     $  (507)     $(1,070)     $  (550)
                                                                                    =======      =======      =======      =======

DENOMINATOR:
   Denominator for basic and diluted loss per share before cumulative effect of
     accounting change - weighted-average shares                                        155          154          155          154
                                                                                    =======      =======      =======      =======

Basic and diluted loss per share before cumulative effect of accounting change      $ (3.19)     $ (3.29)     $ (6.90)     $ (3.58)
                                                                                    =======      =======      =======      =======

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

OPERATING STATISTICS                                           Three Months Ended June 30,
                                                               ---------------------------
                                                                   2002           2001
                                                                  ------         ------

AMERICAN AIRLINES
    Revenue passenger miles (millions)                            31,379         35,188
    Available seat miles (millions)                               43,958         49,044
    Cargo ton miles (millions)                                       518            610
    Passenger load factor                                           71.4%          71.7%
    Breakeven load factor (*)                                       86.4%          74.0%
    Passenger revenue yield per passenger mile (cents)             11.94          13.20
    Passenger revenue per available seat mile (cents)               8.52           9.47
    Cargo revenue yield per ton mile (cents)                       27.21          30.89
    Operating expenses per available seat mile (cents) (*)         10.78          10.73
    Fuel consumption (gallons, in millions)                          808            922
    Fuel price per gallon (cents)                                   75.5           83.3
    Fuel price per gallon, excluding fuel taxes (cents)             70.0           78.0
    Operating aircraft at period-end                                 828            904

AMR EAGLE
    Revenue passenger miles (millions)                             1,059          1,030
    Available seat miles (millions)                                1,596          1,680
    Passenger load factor                                           66.4%          61.3%
    Operating aircraft at period-end                                 281            271

(*)  Excludes the impact of Special charges

Operating aircraft at June 30, 2002, included:

AMERICAN AIRLINES AIRCRAFT                             AMR EAGLE AIRCRAFT
Airbus A300-600R                          34           ATR 42                        28
Boeing 737-800                            77           Bombardier CRJ-700             5
Boeing 757-200                           151           Embraer 135                   40
Boeing 767-200                             8           Embraer 140                   30
Boeing 767-200 Extended Range             21           Embraer 145                   56
Boeing 767-300 Extended Range             58           Super ATR                     42
Boeing 777-200 Extended Range             43           Saab 340B                     55
Fokker 100                                74           Saab 340B Plus                25
McDonnell Douglas MD-80                  362                                        ---
                                         ---              Total                     281
   Total                                 828                                        ===
                                         ===

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

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

SUMMARY AMR's LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE for the six months ended June 30, 2002 was $1,070 million, or $6.90 per share, as compared to a net loss of $550 million, or $3.58 per share, for the same period in 2001. AMR's OPERATING LOSS for the six months ended June 30, 2002 was $1,330 million, compared to an operating loss of $764 million for the same period in 2001. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. On April 9, 2001, TWA LLC purchased substantially all of the assets and assumed certain liabilities of TWA. Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the six month period ended June 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30, 2001. In addition, the Company recorded a one-time, non-cash charge of $988 million (net of tax), reflected as a cumulative effect of accounting change, to write-off all of AMR's goodwill. AMR's 2001 results include: (i) a $685 million charge ($430 million after-tax, or $2.79 per share) related to the writedown of the carrying value of its Fokker 100, Saab 340 and ATR-42 aircraft and related rotables, and (ii) a $45 million gain ($29 million after-tax, or $0.19 per share) from the settlement of a legal matter related to the Company's 1999 labor disruption.

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

OPERATING STATISTICS                                            Six Months Ended June 30,
                                                                -------------------------
                                                                   2002           2001
                                                                  ------         ------

AMERICAN AIRLINES
    Revenue passenger miles (millions)                            59,197         61,640
    Available seat miles (millions)                               84,047         88,021
    Cargo ton miles (millions)                                       981          1,159
    Passenger load factor                                           70.4%          70.0%
    Breakeven load factor (*)                                       86.9%          71.3%
    Passenger revenue yield per passenger mile (cents)             12.22          13.92
    Passenger revenue per available seat mile (cents)               8.60           9.75
    Cargo revenue yield per ton mile (cents)                       27.93          31.27
    Operating expenses per available seat mile (cents) (*)         11.03          10.97
    Fuel consumption (gallons, in millions)                        1,553          1,664
    Fuel price per gallon (cents)                                   71.5           85.2
    Fuel price per gallon, excluding fuel taxes (cents)             66.0           79.8

AMR EAGLE
    Revenue passenger miles (millions)                             1,978          1,890
    Available seat miles (millions)                                3,163          3,268
    Passenger load factor                                           62.5%          57.8%

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

In June 2002, Standard & Poor's downgraded the credit ratings of AMR and American, and the credit ratings of a number of other major airlines. The long-term credit ratings of AMR and American were removed from Standard & Poor's Credit Watch with negative implications and were given a negative outlook. Any additional reductions in AMR's or American's credit ratings could result in increased borrowing costs to the Company and might limit the availability of future financing needs.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

3.1 Bylaws of AMR Corporation, amended as of April 2, 2002. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.1 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.2 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Edward A. Brennan. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.3 Deferred Compensation Agreement, dated as of January 14, 2002 between AMR and Joe M. Rodgers. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.4 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.5 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and John W. Bachmann. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.6 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Armando M. Codina. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.7 Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.8 American Airlines, Inc. 2002 Employee Profit Sharing Plan. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.9 American Airlines, Inc. 2002 Incentive Compensation Plan for Officers and Key Employees. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.10 AMR Corporation 2002 - 2004 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.11 AMR Corporation 2002 - 2004 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Plan, as amended. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.12 Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended. For document description, see AMR Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

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

                           AMR CORPORATION

Date: October 18, 2002     BY: /s/ Jeffrey C. Campbell
                               -------------------------------------------------
                               Jeffrey C. Campbell
                               Senior Vice President and Chief Financial Officer

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

Date: October 18, 2002                 /s/ Donald J. Carty
                                       -----------------------------------------
                                       Donald J. Carty
                                       Chairman and Chief Executive Officer

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

Date: October 18, 2002                 /s/ Jeffrey C. Campbell
                                       -----------------------------------------
                                       Jeffrey C. Campbell
                                       Senior Vice President and Chief Financial
                                       Officer

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
