Form 10-Q
period 2003-03-31
AMR CORP
filed 2003-05-15
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2003.


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


Common Stock, $1 par value -  156,396,472 shares as of April 30, 2003.

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2003 and 2002

  Condensed Consolidated Balance Sheets -- March 31, 2003 and
  December 31, 2002

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2003 and 2002

  Notes to Condensed Consolidated Financial Statements -- March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

CERTIFICATIONS

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                           Three Months Ended March 31,
                                                2003          2002
Revenues
    Passenger - American Airlines            $  3,394      $  3,484
              - Regional Affiliates               326           326
    Cargo                                         134           134
    Other revenues                                266           219
      Total operating revenues                  4,120         4,163

Expenses
  Wages, salaries and benefits                  2,123         2,080
  Aircraft fuel                                   729           527
  Depreciation and amortization                   338           341
  Other rentals and landing fees                  291           289
  Commissions, booking fees and
   credit card expense                            255           320
  Maintenance, materials and repairs              231           266
  Aircraft rentals                                190           226
  Food service                                    149           170
  Other operating expenses                        683           673
    Total operating expenses                    4,989         4,892

Operating Loss                                   (869)         (729)

Other Income (Expense)
  Interest income                                  13            18
  Interest expense                               (192)         (166)
  Interest capitalized                             19            22
  Miscellaneous - net                             (14)           (8)
                                                 (174)         (134)
Loss Before Income Taxes and
 Cumulative Effect of Accounting Change        (1,043)         (863)
Income tax benefit                                 -           (288)
Loss Before Cumulative Effect of
 Accounting Change                             (1,043)         (575)
Cumulative Effect of Accounting
 Change, Net of Tax Benefit                        -           (988)
Net Loss                                     $ (1,043)     $ (1,563)

Basic and Diluted Loss Per Share
 Before Cumulative Effect of
 Accounting Change                           $  (6.68)     $  (3.71)
Cumulative Effect of Accounting Change             -          (6.38)
Net Loss                                     $  (6.68)     $ (10.09)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            March 31,      December 31,
                                               2003           2002
Assets
Current Assets
  Cash                                      $    157       $    104
  Short-term investments                       1,115          1,846
  Restricted cash and short-term investments     550            783
  Receivables, net                               873            858
  Income tax receivable                           51            623
  Inventories, net                               618            627
  Other current assets                           270             96
    Total current assets                       3,634          4,937

Equipment and Property
  Flight equipment, net                       15,185         15,041
  Other equipment and property, net            2,452          2,450
  Purchase deposits for flight equipment         679            767
                                              18,316         18,258

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,321          1,346
  Other equipment and property, net              113             90
                                               1,434          1,436

Route acquisition costs and airport
 operating and gate lease rights, net          1,277          1,292
Other assets                                   4,425          4,344
                                            $ 29,086       $ 30,267

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                          $  1,052       $  1,198
  Accrued liabilities                          2,433          2,560
  Air traffic liability                        2,781          2,614
  Current maturities of long-term debt           649            713
  Current obligations under capital leases       158            155
    Total current liabilities                  7,073          7,240

Long-term debt, less current maturities       10,995         10,888
Obligations under capital leases, less
 current obligations                           1,350          1,422
Postretirement benefits                        2,701          2,654
Other liabilities, deferred gains and
 deferred credits                              7,069          7,106

Stockholders' Equity (Deficit)
  Preferred stock                                  -             -
  Common stock                                   182            182
  Additional paid-in capital                   2,780          2,795
  Treasury stock                              (1,602)        (1,621)
  Accumulated other comprehensive loss        (1,096)        (1,076)
  Retained earnings (deficit)                   (366)           677
                                                (102)           957
                                            $ 29,086       $ 30,267

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended March 31,
                                                     2003          2002
Net Cash Used for Operating Activities             $ (321)        $(447)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                     (393)         (619)
  Net decrease in short-term investments              731           909
  Net decrease (increase) in restricted cash
   and short-term investments                         233          (169)
  Proceeds from sale of equipment and property         29            13
  Lease prepayments through bond redemption,
   net of bond reserve fund                          (235)            -
  Other                                                23             -
    Net cash provided by investing activities         388           134

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                 (142)         (259)
  Redemption of bonds                                 (86)            -
  Proceeds from:
    Issuance of long-term debt                        214           592
    Exercise of stock options                           -             2
     Net cash (used) provided by financing activities (14)          335

Net increase in cash                                   53            22
Cash at beginning of period                           104           102

Cash at end of period                              $  157        $  124




















The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily
  indicative  of  results  of operations for  the  entire  year.   The
  condensed consolidated financial statements include the accounts of AMR and its wholly owned subsidiaries, including its principal
  subsidiary   American   Airlines,  Inc.  (American).   For   further
  information, refer to the consolidated financial statements and footnotes thereto included in the AMR Corporation (AMR or the Company) Annual Report on Form 10-K for the year ended December 31, 2002 (2002
  Form  10-K).   Certain amounts from 2002 have been  reclassified  to
  conform with the 2003 presentation.

  The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2002, American had a fixed fee per block hour agreement with Chautauqua. In 2003, American had fixed fee per block hour agreements with American Eagle, Executive, Trans States and Chautauqua.

2.In  February  2003,  American  asked its  labor  leaders  and  other employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million -
  Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the
  TWU);  and  the  Association of Professional Flight Attendants  (the
  APFA).

  On March 31, 2003, American announced that it had reached agreements with its three major unions (the Labor Agreements). It also reported various changes in the pay plans and benefits for non-unionized personnel including officers and other management (the Management Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

  On April 16, 2003, the Company reported that the members of American's three major unions had ratified the Labor Agreements. Thereafter, published reports of actions the Company had taken in 2002 to retain key executives led two of the unions to indicate that they would not certify the ratification process and might initiate another vote on the Labor Agreements. The Company's actions included (i) the funding of supplemental pension benefits for the officers of American by means of a secular trust (the supplemental pension benefits provide benefits the officers would have received under the terms and conditions of American's defined benefit plans, but for limitations imposed by ERISA) and (ii) the execution of retention agreements whereby American would make cash payments to certain officers in January 2004 and January 2005. Given the economic turmoil affecting the Company and the industry, in 2002 the Compensation Committee of the AMR Board of Directors decided that it was necessary to offer certain key officers retention agreements to ensure that the officers remained in the employ of the Company for two years. In light of the controversy surrounding the retention agreements, they were voluntarily cancelled in April 2003.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  On April 25, 2003, American announced that it had reached agreement with the leaders of its three major unions on modifications to the Labor Agreements (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings. On April 24, 2003, the Company announced that its Board of Directors had accepted the resignation of Donald J. Carty (Chairman and CEO of the Company and American). The Company also announced that Edward
  A. Brennan (a Director of the Company since 1987) had been named Chairman of the Company and that Gerard J. Arpey (President and COO of the Company and American) had been named CEO and a director. On April 24, 2003 and April 25, 2003, the three major unions certified the ratification of the Modified Labor Agreements.

  Of the approximately $1.8 billion in savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion will be accomplished through changes in work rules which will result in additional job reductions. The Company expects to incur severance and benefits related charges in connection with these job reductions beginning in the second quarter of 2003. The amount of such charges could not be reasonably estimated at the time of the filing of this Form 10-Q. Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. The Company expects total savings from wages, benefits and work rule changes to be approximately $200 million in the second quarter of 2003, $400 million in the third quarter of 2003 and $450 million ($1.8 billion annually) in the fourth quarter of 2003. In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance to American's employees of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see
  Note 10 for additional information).

  In addition, subsequent to the ratification of the Modified Labor Agreements, the Company and American have reached concessionary agreements with certain vendors, lessors, lenders and suppliers (the Vendors, and with the agreements the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company or American will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions the Company anticipates that it will issue over time up to 3.0 million shares of AMR's common stock to Vendors who have reached agreements with the Company. The annual cost savings from the Vendors are estimated to be in excess of $175 million.

  Even with the Modified Labor Agreements, the savings from Management Reductions and the Vendor Agreements, the Company may nonetheless need to initiate a filing under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing) because its financial condition will remain weak and its prospects uncertain. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the continued weakness of the U. S. economy; the residual effects of the war in Iraq; the fear of another terrorist attack; the SARS (Severe Acute Respiratory Syndrome) outbreak; the inability of the Company to satisfy the liquidity requirements or other covenants in certain of its credit arrangements (see Note 11); or the inability of the Company to access the capital markets for additional financing.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.In   April   2003,  the  President  signed  the  Emergency   Wartime
  Supplemental Appropriations Act, 2003 (the Act) which includes aviation-related assistance provisions. The Act authorizes payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which shall be distributed in proportion to amounts each has paid or collected as of the date of enactment in passenger security and air carrier security fees to the Transportation
  Security Administration. In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and extends war-risk insurance through August 30, 2004. The Act also limits the total cash compensation for the two most highly compensated named executive officers for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of its reimbursement for increased security costs as described in item
  (ii) above. The Company does not anticipate any difficulties in complying with this limitation on executive compensation. The Company estimates that its reimbursement under the Act, excluding the impact of suspending the security fee from June 1, 2003 until October 1, 2003, will be in the range of $340 million to $360 million. This reimbursement will be recorded as a reduction to operating expenses. The Company's compensation for the direct costs associated with strengthening cockpit doors will be recorded as a reduction to capitalized flight equipment. The reimbursement payment from the government is expected in May 2003; the compensation payment is expected sometime this summer.

4.The  Company  accounts  for its stock-based  compensation  plans  in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
  Compensation-Transition and Disclosure". The following table illustrates the effect on net loss and loss per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

                                                Three Months Ended March 31,
                                                      2003        2002
  Net loss, as reported                             $(1,043)    $(1,563)
  Add:   Stock-based employee compensation
         expense included in reported net loss, net
         of tax                                          (2)          9
  Deduct:Total stock-based employee compensation
         expense determined under fair value based
         methods for all awards, net of tax             (10)        (16)
  Pro forma net loss                                $(1,055)    $(1,570)

  Loss per share:
  Basic and diluted  - as reported                  $ (6.68)    $(10.09)
  Basic and diluted  - pro forma                    $ (6.75)    $(10.13)

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.In  2001,  the  Company recorded fleet impairment and other  special charges related to the events of September 11, 2001. In 2002, the Company recorded fleet impairments and other special charges related to initiatives to reduce costs, reduce capacity and simplify its aircraft fleet. Furthermore, as a part of its restructuring initiatives, the Company incurred $25 million in severance charges in the first quarter of 2003, which are included in Wages, salaries and benefits in the consolidated statement of operations. The following table summarizes the components of these charges and the remaining accruals for future lease payments, lease return and storage costs, facilities closure costs and employee severance and benefit costs (in millions):

                            Aircraft    Facility   Employee
                            Charges    Exit Costs  Charges   Total
      Remaining accrual at
       December 31, 2002      $ 209       $ 17       $ 44     $ 270
      Severance charges           -          -         25        25
      Payments                  (32)        (2)       (31)      (65)
      Remaining accrual at
       March 31, 2003         $ 177       $ 15       $ 38     $ 230


6.The  Company has restricted cash and short-term investments  related to projected workers' compensation obligations and various other obligations. As of March 31, 2003, projected workers' compensation obligations were secured by restricted cash and short-term investments of $386 million and various other obligations were secured by restricted cash and short-term investments of $164 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

  As of March 31, 2003 the Company has approximately $251 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets.

7.As  of  March  31, 2003, the Company had commitments to acquire  the following aircraft: two Boeing 777-200 ERs, six Boeing 767-300ERs, 18 Embraer regional jets and eight Bombardier CRJ-700s in 2003; an aggregate of 74 Embraer regional jets and seven Bombardier CRJ-700s in 2004 through 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $792 million during the remainder of 2003, $753 million in 2004, $694 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing. In addition, the Company has pre-arranged financing or backstop financing for all of its 2003 Embraer and Bombardier aircraft deliveries and a portion of its post 2003 deliveries.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  As discussed in the notes to the consolidated financial statements included in the Company's 2002 Form 10-K, Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $89 million at March 31, 2003. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

8.Accumulated  depreciation of owned equipment and property  at  March
  31, 2003 and December 31, 2002 was $8.7 billion and $8.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2003 and December 31, 2002 was $1.0 billion and $974 million, respectively.

9.The Company has experienced significant cumulative losses and as a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the first quarter of 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax
  losses.   The  Company's  deferred  tax  asset  valuation  allowance increased $383 million in the first quarter of 2003, to $753 million as of March 31, 2003.

10. In March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of the Company's common stock outstanding on March 24, 2003 (156,359,955) or approximately 46.9 million shares. From the foregoing authorization, the Company expects to issue up to 3.0 million shares to Vendors. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan
  (2003   Plan)   to   provide  equity  awards  to   employees  in
  connection with wage, benefit and work rule concessions.   Under
  the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and
  deferred   stock.   In  April  2003,  the  Company   reached   final
  agreements with the unions representing American employees (the Modified Labor Agreements, see Note 2). In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance of up to 37.9 million shares of
  AMR  stock  in  the  form  of  stock options.   On  April  17,  2003
  approximately 37.9 million stock options were granted to employees at an exercise price of $5.00 per share, which is equal to the closing price of AMR's common stock (NYSE) on that date (the grant date). These shares will vest over a three-year period and will expire no later than April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and management employees.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.During  the three-month period ended March 31, 2003,  American and AMR Eagle borrowed approximately $214 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable based on London Interbank Offered Rate (LIBOR) plus a spread and mature over various periods of time through 2019. As of March 31, 2003, the effective interest rate on these agreements ranged up to 8.81 percent.

  American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that
  (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and (iv) increased the applicable margin for advances under the facility. On May 15, 2003, American expects to pledge an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of March 31, 2003 of approximately $451 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. At this point, it is uncertain whether the Company will be able to satisfy this liquidity requirement.

  In addition, the required ratio of EBITDAR to fixed charges has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until
  March 31, 2004. The amendment also provided for a 50 basis point increase in the applicable margin over LIBOR, resulting in an effective interest rate (as of March 31, 2003) of 4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

  As of March 31, 2003, AMR has issued guarantees covering approximately $935 million of American's tax-exempt bond debt and American has issued guarantees covering approximately $636 million of AMR's unsecured debt. In addition, as of March 31, 2003, AMR and American have issued guarantees covering approximately $521 million of AMR Eagle's secured debt.

12.Financial  Accounting Standards Board Interpretation  No.  46,
  "Consolidation of Variable Interest Entities" (Interpretation 46) requires the primary beneficiary of a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated variable interest entities in which the Company holds a significant variable interest. The provisions of Interpretation 46 are effective immediately for any variable interest entities acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all variable interest entities acquired before February 1, 2003. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets. Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.7 billion as of March 31,
  2003) are guaranteed by American, AMR, or both. The Company is currently evaluating the applicability of Interpretation 46 to these airport lease arrangements and the possible impact on its future consolidated results of operations and consolidated balance sheet.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45) requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent's guarantee of a subsidiary's debt to a third party, and 2) a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosure requirements are effective for this filing and have been included in Notes 6, 7 and 8 to the consolidated financial statements in the 2002 Form 10-K. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets.

13.Effective  January 1, 2002, the Company adopted  Statement  of
  Financial   Accounting  Standards  No.  142,  "Goodwill  and   Other
  Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for AMR, route acquisition costs) for impairment rather than amortize them. In 2002, the Company completed an impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. In addition, the Company completed an impairment analysis related to its $1.4 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using AMR as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using various valuation methods, ultimately utilizing market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $988 million ($6.38 per share, net of a tax benefit of $363 million) to write-off all of
  AMR's  goodwill.   This charge is nonoperational in  nature  and  is
  reflected as a cumulative effect of accounting change in the consolidated statements of operations.

14.The Company includes unrealized gains and losses on available-
  for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive loss. For the three months ended March 31, 2003 and 2002, comprehensive loss was $(1,063) million and $(1,488) million,
  respectively.   The  difference between net loss  and  comprehensive
  loss for the three months ended March 31, 2003 and 2002 is due primarily to the accounting for the Company's derivative financial instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

15.The following table sets forth the computations of basic and diluted loss per share before cumulative effect of accounting change (in millions, except per share data):

                                             Three Months Ended March 31,
                                                  2003         2002
   Numerator:
   Net   loss  before  cumulative  effect   of
    accounting  change - numerator  for  basic
    and diluted loss per share                  $(1,043)    $  (575)

   Denominator:
   Denominator for basic and diluted loss per
    share   before   cumulative   effect    of
    accounting change - weighted-average shares    156          155


   Basic and diluted loss per share before
    cumulative effect of accounting change      $(6.68)      $(3.71)

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  For the three months ended March 31, 2003 shares excluded from the denominator because inclusion of such shares would be antidilutive were insignificant. For the three months ended March 31, 2002 approximately nine million potential dilutive shares were not added to the denominator because inclusion of such shares would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002

Summary AMR Corporation's (AMR or the Company) net loss during the first quarter of 2003 was $1.0 billion, or $6.68 per share, as compared to a net loss of $1.6 billion, or $10.09 per share for the same period in 2002. The Company's first quarter 2002 results include a one-time, non-cash charge to record the cumulative effect of a change in accounting, effective January 1, 2002, of $988 million, or $6.38 per share, to write-off all of AMR's goodwill upon the adoption of Statement of Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" (see Note 13 to the condensed consolidated financial statements). AMR's operating loss of $869 million increased $140 million compared to the same period in 2002. AMR's principal subsidiary is American Airlines, Inc. (American).

The Company's first quarter 2003 revenues continued to decrease year-over-year. The Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines and changes in business traveler profiles; the geographic distribution of the Company's network; and reduced fares due in large part to increased competition from low-cost carriers. The Company's first quarter 2003 revenues were also negatively impacted by the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS). The Company's revenues decreased approximately $43 million, or 1.0 percent, to $4.1 billion in the first quarter of 2003 from the same period last year. American's passenger revenues decreased by 2.6 percent, or $90 million, in the first three months of 2003 from the same period in 2002. American's domestic revenue per available seat mile (RASM) decreased 3.2 percent, to 8.43 cents, on a capacity increase of 1.8 percent, to 28.8 billion available seat miles (ASMs). International RASM decreased to 8.43 cents, or 2.7 percent, on a capacity increase of 6.5 percent. The decrease in international RASM was due to a 26.4 percent decrease in Pacific RASM slightly offset by a 1.0 percent increase in European RASM. Latin American RASM remained flat. The increase in international capacity was driven by a 52.4 percent and 9.8 percent increase in Pacific and European ASMs, respectively, slightly offset by a 1.5 percent reduction in Latin American ASMs.

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2002, American had a fixed fee per block hour agreement with Chautauqua, and prorate agreements with AMR Eagle and Trans States. In 2003, American had fixed fee per block hour agreements with all three carriers. The net effect of the change in the form of the agreements was flat revenue. Regional Affiliates' traffic increased 14.0 percent while capacity increased 15.0 percent, to approximately 2.0 billion ASMs. Certain amounts from 2002 related to Regional Affiliates have been reclassified to conform with the 2003 presentation.

Other revenues increased 21.5 percent, or $47 million, due primarily to increases in ticket change fees coupled with changes to the Company's change fee arrangements with travel agencies, increases in airfreight service fees due primarily to fuel surcharges and increases in AAdvantage fees.

The  Company's  operating  expenses  increased  2.0  percent,  or  $97 million. Wages, salaries and benefits increased 2.1 percent, or $43 million, primarily due to increases in pension and health insurance costs and contractual wage rate and seniority increases that are built into the Company's labor contracts, offset by a reduction in the average number of employees. Aircraft fuel expense increased 38.3 percent, or $202 million, due primarily to a 39.9 percent increase in American's average price per gallon of fuel. Commissions, booking fees and credit card expense decreased 20.3 percent, or $65 million, due primarily to commission structure changes implemented in March 2002 and a 2.4 percent decrease in passenger revenues. Maintenance, materials and repairs decreased 13.2 percent, or $35 million, due primarily  to  a  decrease  in airframe  and  engine  volumes  at  the
Company's maintenance bases resulting from a variety of factors including the retirement of aircraft, the timing of engines returning from repair vendors and a decrease in the number of flights; and the receipt of certain vendor credits. Aircraft rentals decreased $36 million, or 15.9 percent, due primarily to lease expirations and the removal of leased aircraft from service in prior periods. Food service decreased 12.4 percent, or $21 million, due primarily to reductions in the level of food service.

Other income (expense), historically a net expense, increased $40 million due to the following: Interest income decreased 27.8 percent, or $5 million, due primarily to decreasing short-term investment balances. Interest expense increased $26 million, or 15.7 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net increased 75.0 percent, or $6 million, due to the write-down of certain investments held by the Company during the first quarter of 2003.

The Company has experienced significant cumulative losses and as a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the first quarter of 2003 the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses. The Company's deferred tax asset valuation allowance increased $383 million in the first quarter of 2003, to $753 million as of March 31, 2003.

The effective tax rate for the three months ended March 31, 2002 was impacted by a $27 million charge resulting from a provision in Congress' economic stimulus package that changed the period for carrybacks of net operating losses (NOLs). This change allowed the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.

OPERATING STATISTICS
                                                   Three Months Ended March 31,
                                                        2003            2002
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)                27,838         27,817
    Available seat miles (millions)                   40,274         40,089
    Cargo ton miles (millions)                           490            463
    Passenger load factor                               69.1%          69.4%
    Passenger revenue yield per passenger mile (cents) 12.19          12.52
    Passenger revenue per available seat mile (cents)   8.43           8.69
    Cargo revenue yield per ton mile (cents)           27.38          28.74
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*) (**)    11.39          11.30
    Operating expenses per available seat mile,
     including Regional Affiliates (cents) (**)        12.44          11.37
    Fuel consumption (gallons, in millions)              725            745
    Fuel price per gallon (cents)                       94.0           67.2
    Operating aircraft at period-end                     812            852

Regional Affiliates
    Revenue passenger miles (millions)                 1,165          1,022
    Available seat miles (millions)                    1,987          1,728
    Passenger load factor                               58.6%          59.1%

(*) Excludes $423 million and $27 million of expenses incurred related to Regional Affiliates in 2003 and 2002, respectively.
(**)  Calculated using mainline jet operations ASMs.


Note 1:   Certain amounts have been reclassified to conform with 2003 presentation.
Note 2: American Airlines, Inc. 2003 operating expenses include expenses incurred related to fixed fee per block hour agreements with Regional Affiliates - American Eagle, Executive, Trans States. and Chautauqua, whereas 2002 operating expenses include expenses incurred related to fixed fee per block hour agreements with Regional Affiliate - Chautauqua.

Operating aircraft at March 31, 2003, included:

American Airlines Aircraft                   AMR Eagle Aircraft
Airbus A300-600R                  34         ATR 42                    25
Boeing 737-800                    77         Bombardier CRJ-700        10
Boeing 757-200                   151         Embraer 135               40
Boeing 767-200                     8         Embraer 140               47
Boeing 767-200 Extended Range     21         Embraer 145               46
Boeing 767-300 Extended Range     52         Super ATR                 42
Boeing 777-200 Extended Range     43         Saab 340B                 52
Fokker 100                        64         Saab 340B Plus            25
McDonnell Douglas MD-80          362          Total                   287
 Total                           812


The average aircraft age for American's aircraft is 10.7 years and 6.9 years for AMR Eagle aircraft.

In addition, the following owned and leased aircraft were not operated by the Company as of March 31, 2003: two owned Boeing 727-200s, 10 operating leased Boeing 717-200s, nine operating leased McDonnell Douglas DC-9s, three owned McDonnell Douglas DC-10-10s, three operating leased McDonnell Douglas MD-80s, three operating leased Boeing 767-300s, ten owned Fokker 100s, ten owned Embraer 145s and 16 capital leased and one owned Saab 340B.

LIQUIDITY AND CAPITAL RESOURCES

In February 2003, American asked its labor leaders and other employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

On March 31, 2003, American announced that it had reached agreements with its three major unions (the Labor Agreements). It also reported various changes in the pay plans and benefits for non-unionized personnel including officers and other management (the Management
Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

On April 16, 2003, the Company reported that the members of American's
three  major  unions  had ratified the Labor Agreements.   Thereafter,
published reports of actions the Company had taken in 2002 to retain key executives led two of the unions to indicate that they would not certify the ratification process and might initiate another vote on the Labor Agreements. The Company's actions included (i) the funding of supplemental pension benefits for the officers of American by means of a secular trust (the supplemental pension benefits provide benefits the officers would have received under the terms and conditions of American's defined benefit plans, but for limitations imposed by ERISA) and (ii) the execution of retention agreements whereby American would make cash payments to certain officers in January 2004 and January 2005. Given the economic turmoil affecting the Company and the industry, in 2002 the Compensation Committee of the AMR Board of Directors decided that it was necessary to offer certain key officers retention agreements to ensure that the officers remained in the employ of the Company for two years. In light of the controversy surrounding the retention agreements, they were voluntarily cancelled in April 2003.

On April 25, 2003, American announced that it had reached agreement with the leaders of its three major unions on modifications to the Labor Agreements (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings. On April 24, 2003, the Company announced that its Board of Directors had accepted the resignation of Donald J. Carty (Chairman and CEO of the Company and American). The Company also announced that Edward A. Brennan (a Director of the Company since 1987) had been named Chairman of the Company and that Gerard J. Arpey (President and COO of the Company and American) had been named CEO and a director. On April 24, 2003 and April 25, 2003, the three major unions certified the ratification of the Modified Labor Agreements.

Of the approximately $1.8 billion in savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion will be accomplished through changes in work rules which will result in additional job reductions. The Company expects to incur severance and benefits related charges in connection with these job reductions beginning in the second quarter of 2003. The amount of such charges could not be reasonably estimated at the time of the filing of this Form 10-Q. Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. The Company expects total savings from wages, benefits and work rule changes to be approximately $200 million in the second quarter of 2003, $400 million in the third quarter of 2003 and $450 million ($1.8 billion annually) in the fourth quarter of 2003. In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see Note 10 to the condensed consolidated financial statements for additional information).

In addition, subsequent to the ratification of the Modified Labor Agreements, the Company and American have reached concessionary agreements with certain vendors, lessors, lenders and suppliers (the Vendors, and with the agreements the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company or American will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions the Company anticipates that it will issue over time up to 3.0 million shares of AMR's common stock to Vendors who have reached agreements with the Company. The annual cost savings from the Vendors are estimated to be in excess of $175 million.

Even with the Modified Labor Agreements, the savings from Management Reductions and the Vendor Agreements, the Company may nonetheless need to initiate a filing under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing) because its financial condition will remain weak and its prospects uncertain. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the continued weakness of the U. S. economy; the residual effects of the war in Iraq; the fear of another terrorist attack; the SARS (Severe Acute Respiratory Syndrome) outbreak; the inability of the Company to satisfy the liquidity requirements or other covenants in certain of its credit arrangements (see Note 11 to the condensed consolidated financial statements); or the inability of the Company to access the capital markets for additional financing.

During 2001 and 2002, the Company raised approximately $8.3 billion of funding to finance capital commitments and to fund operating losses. The Company expects that it will continue to need to raise significant additional financing in the near future to cover its liquidity needs, until such time as (i) the cost initiatives discussed in the previous paragraphs become fully effective and (ii) the Company returns to profitability. The Company had approximately $1.3 billion in unrestricted cash and short-term investments as of March 31, 2003. The Company also had available possible future financing sources, including, but not limited to: (i) a limited amount of additional secured aircraft debt, (ii) sale-leaseback transactions of owned property, including aircraft and real estate, (iii) securitization of future operating receipts, and (iv) the potential sale of certain non-core assets (including the Company's interests in AMR Investments and Worldspan, a computer reservations systems partnership). However, these financing sources may not be available to the Company in light of its financial condition. To the extent that the Company is unable to access capital markets and raise additional capital, the Company will be unable to fund its obligations and sustain its operations.

In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, 2003 (the Act) which includes aviation-related assistance provisions. The Act authorizes payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which shall be distributed in proportion to amounts each has paid or collected as of the date of enactment in passenger security and air carrier security fees to the Transportation Security Administration. In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and extends war-risk insurance through August 30, 2004. The Act also limits the total cash compensation for the two most highly compensated named executive officers for certain airlines, including the Company, during the period April 1, 2003 to
April 1, 2004 to the amount of salary received by such officers in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of its reimbursement for increased security costs as described in item (ii) above. The Company does not anticipate any difficulties in complying with this limitation on executive compensation. The Company estimates that its reimbursement under the Act, excluding the impact of suspending the security fee from June 1, 2003 until October 1, 2003, will be in the range of $340 million to $360 million. This reimbursement will be recorded as a reduction to operating expenses. The Company's compensation for the direct costs associated with strengthening cockpit doors will be recorded as a reduction to capitalized flight equipment. The reimbursement payment from the government is expected in May 2003; the compensation payment is expected sometime this summer.

AMR and American's credit ratings are significantly below investment grade. In January 2003, Standard & Poor's and Moody's placed the credit ratings of AMR and American on review for downgrade. In February 2003, Moody's further downgraded the senior implied rating for AMR, the senior unsecured ratings of both AMR and American and the ratings of most of American's secured debt. The Moody's ratings remain on review for possible downgrade. Also in February 2003, Standard & Poor's lowered its long-term corporate credit ratings for both AMR and American, lowered the senior secured and unsecured debt ratings of AMR, and lowered the secured debt rating of American. American's short-term rating was withdrawn. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. In addition, Standard & Poor's revised the CreditWatch implications to developing from negative. In March 2003, Standard & Poor's further lowered its long-term corporate credit ratings for both AMR and American, lowered the senior secured and unsecured debt ratings of AMR, and lowered the secured debt rating of American. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. These reductions have increased the Company's borrowing costs. Additional significant reductions in AMR's or American's credit ratings would further increase its borrowing or other costs and further restrict the availability of future financing. Also in March 2003, Standard & Poor's removed AMR's common stock from the S&P 500 index.

American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and
(iv) increased the applicable margin for advances under the facility. On May 15, 2003, American expects to pledge an additional 30 (non-
Section 1110 eligible) aircraft having an aggregate net book value as of March 31, 2003 of approximately $451 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. At this point, it is uncertain whether the Company will be able to satisfy this liquidity requirement.

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

The Company has restricted cash and short-term investments related  to
projected   workers'  compensation  obligations  and   various   other
obligations. As of March 31, 2003, projected workers' compensation obligations were secured by restricted cash and short-term investments of $386 million and various other obligations were secured by restricted cash and short-term investments of $164 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as
operating  leases.   Payments  to  redeem  these  tax-exempt   special
facility revenue bonds are considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

As of March 31, 2003 the Company has approximately $251 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets.

Net cash used for operating activities in the three-month period ended March 31, 2003 was $321 million, a decrease of $126 million over the same period in 2002. Included in net cash used for operating activities was the receipt of a $572 million federal tax refund. Capital expenditures for the first three months of 2003 were $393 million, and included the acquisition of three Boeing 767-300ERs, four Embraer 140s and two Bombardier CRJ-700 aircraft. These capital expenditures were financed primarily through secured mortgage and debt agreements.

During the three-month period ended March 31, 2003, American and AMR Eagle borrowed approximately $214 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2019. As of March 31, 2003, the effective interest rate on these agreements ranged up to
8.81 percent.

As of March 31, 2003, the Company had commitments to acquire the following aircraft: two Boeing 777-200 ERs, six Boeing 767-300ERs, 18 Embraer regional jets and eight Bombardier CRJ-700s in 2003; an aggregate of 74 Embraer regional jets and seven Bombardier CRJ-700s in 2004 through 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $792 million during the remainder of 2003, $753 million in 2004, $694 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing. In addition, the Company has pre-arranged financing or backstop financing for all of its 2003 Embraer and Bombardier aircraft deliveries and a portion of its post 2003 deliveries.

Special   facility   revenue  bonds  have  been  issued   by   certain
municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.7 billion as of March 31, 2003) are guaranteed by American, AMR, or both. These guarantees can only be invoked in the event American defaults on the lease obligation and certain other remedies are not available. Approximately $740 million of these special facility revenue bonds contain mandatory tender provisions that require American to repurchase the bonds at various times through 2008, including $200 million in November 2003. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would also be considered prepaid facility rentals and would reduce future operating lease commitments.

OTHER INFORMATION

In March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of the Company's common stock outstanding on March 24, 2003 (156,359,955) or approximately 46.9 million shares. From the foregoing authorization, the Company expects to issue up to 3.0 million shares to Vendors. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan (2003 Plan) to provide equity awards to employees in connection with wage, benefit and work rule concessions. Under the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and deferred stock. In April 2003, the Company reached final agreements with the unions representing American employees (the Modified Labor Agreements, see Note 2 to the condensed consolidated financial statements). In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance of up to 37.9 million shares of AMR stock in the form of stock options. On April 17, 2003 approximately 37.9 million stock options were granted to employees at an exercise price of $5.00 per share, which is equal to the closing price of AMR's common stock
(NYSE) on that date (the grant date). These shares will vest over a three-year period and will expire no later than April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and management employees.

A provision in the scope clause of American's former contract with the Allied Pilots Associations (APA) limited the number of available seat miles (ASMs) and block hours that could be flown under American's marketing code (AA) by American's regional carrier partners when American pilots are on furlough (the so-called ASM cap). To ensure that American remained in compliance with the ASM cap, American and American Eagle took several steps in 2002 to reduce the number of ASMs flown by American's wholly-owned commuter air carriers. As one of those measures, AMR Eagle signed a letter of intent to sell Executive Airlines, its San Juan-based subsidiary.

Another provision in the former APA contract limited to 67 the total number of regional jets with more than 44 seats that could be flown under the AA code by American's regional carrier partners. As AMR
Eagle continued to accept previously-ordered Bombardier and Embraer regional jets this cap would have been reached in early 2003. To ensure that American remained in compliance with the 67-aircraft cap, AMR Eagle reached an agreement to dispose of 14 Embraer ERJ-145 aircraft from its fleet. Trans States Airlines, an AmericanConnection carrier, agreed to acquire these aircraft. Under the former contract between AA and the APA, Trans States would have had to operate these aircraft under its AX code, rather than the AA* code, at its St. Louis hub.

The Labor Agreement with the APA (one of the Modified Labor Agreements), ratified in April 2003, modified the provisions in the APA contract described in the immediately preceding two paragraphs to give the Company more flexibility with its American Eagle operations. The limitations on the use of regional jets were substantially reduced and are now tied to 110 percent of the size of American's narrowbody aircraft fleet. As a consequence of these modifications, it is no longer necessary to use the AX marketing code on flights operated by Trans States as the AmericanConnection, and AMR Eagle has discontinued its plans to sell Executive Airlines.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations, including the uncertain financial and business environment for the Company. These uncertainties include, but are not limited to, the struggling economy, high fuel prices, conflicts in the Middle East, the SARS outbreak and historically low fare levels. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There  have  been  no  material  changes  in  market  risk  from   the
information   provided  in  Item  7A.  Quantitative  and   Qualitative
Disclosures About Market Risk of the Company's 2002 Form 10-K.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies which could have an adverse impact on the Company.

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

On April 3, 2003, a group of 51 travel agencies opting out of the certified class in Hall, et al. v. United Airlines (see description above) filed a complaint styled Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California - San Francisco, alleging that between 1997 and the present, American and over 20 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of
Section 1 of the Sherman Act. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages might have an adverse impact on the Company.

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

On August 14, 2002, a class action lawsuit was filed against American Airlines, Inc. in the United States District Court for the Central District of California, Western Division (All World Professional Travel Services, Inc. v. American Airlines, Inc.). The lawsuit alleges that requiring travel agencies to pay debit memos for refunding tickets after September 11, 2001: (1) breaches the Agent Reporting Agreement between American and plaintiff; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have or will be required to pay moneys to American for an "administrative service charge," "penalty fee," or other fee for processing refunds on behalf of passengers who were unable to use their tickets in the days immediately following the resumption of air carrier service after the tragedies on September 11, 2001. The plaintiff seeks to enjoin American from collecting the debit memos and to recover the amounts paid for the debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies which could have an adverse impact on the Company.

On August 19, 2002, a U.S. travel agency filed Power Travel International, Inc. v. American Airlines, Inc., et al., in New York state court against American, Continental Airlines, Delta Air Lines, JetBlue Airways, United Air Lines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency as well as the duty of good faith and fair dealing when these carriers at various times reduced base commissions to zero. The plaintiff seeks to certify a nationwide class of travel agents, but no class has yet been certified. The plaintiff dismissed JetBlue from the lawsuit, and the remaining defendants removed the lawsuit to the United States District Court for the Southern District of New York. The case is stayed as to United Air Lines, since it filed for bankruptcy. American is vigorously defending the lawsuit. On April 17, 2003, the court granted the remaining defendants' motion to dismiss the plaintiff's complaint with leave to replead within 20 days. A final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10.1 Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and David L. Boren.

10.2 Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Earl G. Graves.

10.3 Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Ann M. Korologos.

10.4 Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Michael A. Miles.

10.5 Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Joe M. Rodgers.

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2003 and 2002.

99 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

    On January 22, 2003, AMR filed a report on Form 8-K relating to a press release issued by AMR to announce its fourth quarter and full year 2002 earnings.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

   On January 21, 2003, AMR furnished a report on Form 8-K to announce AMR's intent to host a conference call on January 22, 2002 with the financial community relating to its fourth quarter and full year 2002 earnings.

    On January 30, 2003, AMR furnished a report on Form 8-K to provide information regarding presentations by AMR's senior management at upcoming transportation conferences.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  May 15, 2003            BY: /s/ Jeffrey C. Campbell
                               Jeffrey C. Campbell
                               Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Gerard J. Arpey, certify that:

1.I have reviewed this quarterly report on Form 10-Q of AMR Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The  registrant's other certifying officers and I have indicated
  in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent
  evaluation,  including  any  corrective  actions  with   regard   to
  significant deficiencies and material weaknesses.

Date:  May 15, 2003                /s/ Gerard J. Arpey
                                   Gerard J. Arpey
                                   President and Chief Executive Officer

I, Jeffrey C. Campbell, certify that:

1.I have reviewed this quarterly report on Form 10-Q of AMR Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The  registrant's other certifying officers and I have indicated
  in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent
  evaluation,  including  any  corrective  actions  with   regard   to
  significant deficiencies and material weaknesses.

Date:  May 15, 2003                /s/ Jeffrey C. Campbell
                                   Jeffrey C. Campbell
                                   Senior Vice President and Chief
                                   Financial Officer