Form 10-Q
period 2003-06-30
AMR CORP
filed 2003-07-18
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003.


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


Common Stock, $1 par value -  158,841,199 shares as of July 14, 2003.

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2003 and 2002

  Condensed Consolidated Balance Sheets -- June 30, 2003 and December
  31, 2002

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2003 and 2002

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2003

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     2003         2002        2003         2002
Revenues
    Passenger - American Airlines  $3,544       $3,747      $6,938       $7,231
              - Regional Affiliates   387          372         713          698
    Cargo                             140          142         274          276
    Other revenues                    253          247         519          466
      Total operating revenues      4,324        4,508       8,444        8,671

Expenses
  Wages, salaries and benefits      1,869        2,126       3,967        4,206
  Aircraft fuel                       647          656       1,376        1,183
  Depreciation and amortization       344          338         682          679
  Other rentals and landing fees      298          306         589          595
  Commissions, booking fees
   and credit card expense            260          311         515          631
  Maintenance, materials and repairs  187          285         418          551
  Aircraft rentals                    177          214         367          440
  Food service                        151          180         300          350
  Other operating expenses            586          693       1,269        1,366
  Special charges                      76            -         101            -
  U. S. government grant             (358)           -        (358)           -
    Total operating expenses        4,237        5,109       9,226       10,001

Operating Income (Loss)                87         (601)       (782)      (1,330)

Other Income (Expense)
  Interest income                       8           18          21           36
  Interest expense                   (190)        (164)       (382)        (330)
  Interest capitalized                 18           22          37           44
  Miscellaneous - net                   2            5         (12)          (3)
                                     (162)        (119)       (336)        (253)

Loss Before Income Taxes and
 Cumulative Effect of
 Accounting Change                    (75)        (720)     (1,118)      (1,583)
Income tax benefit                      -         (225)          -         (513)
Loss Before Cumulative Effect
 of Accounting Change                 (75)        (495)     (1,118)      (1,070)
Cumulative Effect of Accounting
 Change, Net of Tax Benefit             -            -          -          (988)
Net Loss                            $ (75)       $(495)    $(1,118)     $(2,058)

Basic and Diluted Loss Per Share
Before Cumulative Effect of
 Accounting Change                  $(.47)      $(3.19)     $(7.11)     $(6.90)
Cumulative Effect of
 Accounting Change                      -            -           -       (6.37)
Net Loss                            $(.47)      $(3.19)     $(7.11)    $(13.27)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             June 30,     December 31,
                                               2003          2002
Assets
Current Assets
  Cash                                      $    157       $   104
  Short-term investments                       1,670         1,846
  Restricted cash and short-term investments     550           783
  Receivables, net                               873           858
  Income tax receivable                           51           623
  Inventories, net                               557           627
  Other current assets                           389            96
    Total current assets                       4,247         4,937

Equipment and Property
  Flight equipment, net                       15,571        15,041
  Other equipment and property, net            2,421         2,450
  Purchase deposits for flight equipment         429           767
                                              18,421        18,258

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,337         1,346
  Other equipment and property, net               90            90
                                               1,427         1,436

Route acquisition costs and airport
 operating and gate lease rights, net          1,270         1,292
Other assets                                   3,855         4,344
                                            $ 29,220       $30,267

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                          $  1,100       $ 1,198
  Accrued liabilities                          2,272         2,560
  Air traffic liability                        2,987         2,614
  Current maturities of long-term debt           564           713
  Current obligations under capital leases       158           155
    Total current liabilities                  7,081         7,240

Long-term debt, less current maturities       11,241        10,888
Obligations under capital leases, less
 current obligations                           1,294         1,422
Postretirement benefits                        2,729         2,654
Other liabilities, deferred gains and
 deferred credits                              7,377         7,106

Stockholders' Equity (Deficit)
  Preferred stock                                  -             -
  Common stock                                   182           182
  Additional paid-in capital                   2,628         2,795
  Treasury stock                              (1,433)       (1,621)
  Accumulated other comprehensive loss        (1,438)       (1,076)
  Retained earnings (deficit)                   (441)          677
                                                (502)          957
                                            $ 29,220       $30,267

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                    Six Months Ended June 30,
                                                     2003             2002
Net Cash Provided by Operating Activities            $  384           $    45

Cash Flow from Investing Activities:
  Capital expenditures, including purchase deposits
   for flight equipment                                (847)           (1,113)
  Net decrease in short-term investments                176               580
  Net decrease (increase) in restricted cash and
   short-term investments                               233               (27)
  Proceeds from sale of equipment and property           36               162
  Proceeds from sale of interest in Worldspan           180                 -
  Lease prepayments through bond redemption, net of
   bond reserve fund                                   (235)                -
  Other                                                  25                35
        Net cash used by investing activities          (432)             (363)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                   (454)             (468)
  Redemption of bonds                                   (86)               -
  Proceeds from:
    Issuance of long-term debt                          641               866
    Exercise of stock options                             -                 3
        Net cash provided by financing activities       101               401

Net increase in cash                                     53                83
Cash at beginning of period                             104               102

Cash at end of period                                $  157             $ 185



Activities Not Affecting Cash


Capital lease obligations incurred                   $  131             $   -
Reduction to capital lease obligations due
 to lease modifications                              $ (127)            $   -














The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily
  indicative  of  results  of operations for  the  entire  year.   The
  condensed consolidated financial statements include the accounts  of
  AMR   Corporation  (AMR  or  the  Company)  and  its  wholly   owned
  subsidiaries, including its principal subsidiary American Airlines, Inc. (American). For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). Certain amounts have been reclassified to conform with the 2003 presentation.

  The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). For the six months ended June 30, 2002, American had a fee per block hour agreement with Chautauqua and revenue prorate agreements with AMR Eagle and Trans States. Effective January 1, 2003, American converted the AMR Eagle carriers from a revenue prorate agreement to a fee per block hour agreement. This change does not have any impact on the Company's consolidated financial statements, but has changed the results of the Company's wholly owned subsidiaries on an individual basis. For the six months ended June 30, 2003, American also had fee per block hour agreements with Trans States and Chautauqua.

2.In  February  2003,  American  asked its  labor  leaders  and  other employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

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

  On  April  24,  2003  and  April 25, 2003, the  three  major  unions certified the ratification of the Labor Agreements with some modifications (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings.

  Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion is expected to be accomplished through changes in work rules, which will result in additional job reductions. As a result of these additional job reductions, the Company incurred $60 million in severance charges in the second quarter of 2003 (see Note 5 for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. In connection with the changes in wages, benefits and work rules, the Company granted approximately 38 million shares of AMR stock to American's employees in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 for additional information).

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In addition, subsequent to the ratification of the Modified Labor Agreements, the Company and American reached concessionary agreements with certain vendors, lessors, lenders (see Notes 9 and 13 for additional information) and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company or American will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company anticipates that it will issue - over time
  - up to 3.0 million shares of AMR's common stock to Vendors. As of June 30, 2003, approximately 2.2 million shares have been issued to Vendors.

  The Company's revenue environment has improved during the second quarter of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May and June 2003. Even with this improvement however, the Company's revenues are still depressed relative to historical levels and the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see continued improvement in the revenue environment to return it to sustained profitability at acceptable levels.

  To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued access to additional funding, most likely through a combination of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces, the struggling economy, high fuel prices and the availability of fuel, the residual effects of the war in Iraq, conflicts in the Middle East, the residual effects of the SARS outbreak, historically low fare levels, the competitive environment, uncertainties with respect to the Company's international operations, changes in its business strategy, actions by U.S. or foreign government agencies, the possible occurrence of additional terrorist attacks, or the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements (see Note 13 for additional information). In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.The  Company  accounts  for its stock-based  compensation  plans  in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
  Compensation-Transition and Disclosure". The following table illustrates the effect on net loss and loss per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

                                    Three Months Ended  Six Months Ended
                                        June 30,             June 30,
                                     2003      2002      2003      2002
Net loss, as reported               $ (75)    $(495)    $(1,118)  $(2,058)
Add:  Stock-based employee
   compensation expense
   included in reported net
   loss, net of tax                     8        (6)          6         3
Deduct:  Total stock-based
   employee compensation
   expense determined under
   fair value based methods
   for all awards, net of tax         (26)       (3)        (36)      (19)
Pro forma net loss                  $ (93)    $(504)    $(1,148)  $(2,074)

Loss per share:
Basic and diluted - as reported     $(.47)    $(3.19)   $(7.11)   $(13.27)
Basic and diluted - proforma        $(.59)    $(3.24)   $(7.30)   $(13.37)


4.In   April   2003,  the  President  signed  the  Emergency   Wartime
  Supplemental Appropriations Act, 2003 (the Act) which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and authorizes the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors will be recorded as a reduction to capitalized flight equipment as such amounts are received.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.During the last two years, as a result of the events of September 11, 2001 and subsequent related activities, the Company has recorded a number of Special charges. In 2003, the Company recorded additional Special charges and other charges as discussed below:

  Aircraft Charges

  In the second quarter of 2003, the Company determined that certain accruals for future lease return and other costs, initially recorded as a component of Special charges in the consolidated statement of operations were no longer necessary. In the second quarter of 2003, the Company recorded a $20 million reduction to Special charges to finalize these accruals.

  Employee Charges

  In the first quarter of 2003, as a part of its 2002 restructuring initiatives, the Company incurred $25 million in severance charges which are included in Special charges in the consolidated statement of operations.

  The Company estimates that it will reduce approximately 8,000 jobs by June 2004 in conjunction with the Management Reductions and the Modified Labor Agreements discussed in Note 2. This reduction in workforce, which will affect all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel), has been and will continue to be accomplished through various measures, including part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result of this reduction in workforce, during the second quarter of 2003, the Company recorded an employee charge of approximately $60 million, primarily for severance related costs, which is included in Special charges. Cash outlays for the $60 million employee charge will be incurred over a period of up to twelve months.

  Also in conjunction with the Modified Labor Agreements and the Management Reductions, during the second quarter of 2003, the Company reduced its vacation accrual by $85 million to reflect new lower pay scales and maximum vacation caps, which was recorded as a reduction to Special charges.

  In connection with the Modified Labor Agreements, the Company agreed to forgive a $26 million receivable from one its three major unions. During the second quarter of 2003, the Company recorded a $26 million Special charge to write-off the receivable.

  In addition, as discussed in Note 6, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans.

  Facility Exit Costs

  In the second quarter of 2003, the Company determined that certain excess airport space will not be used by the Company in the future. As a result, the Company recorded a $45 million charge, primarily related to the fair value of future lease commitments and the write-off of certain prepaid rental amounts. Cash outlays related to the accrual of future lease commitments will occur over the remaining lease term, which extends through 2017.

  Other

  On July 16, 2003, the Company announced that it will reduce the size of its St. Louis hub, effective November 1, 2003, and close its St. Louis reservations office, effective September 15, 2003. As a result of these actions, the Company expects to record some additional charges in the third and fourth quarters of 2003. Although the Company cannot estimate the amount of these charges at the time of the filing of this Form 10-Q, they are expected to include employee severance and benefits charges, facility exit costs and aircraft charges.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Summary

  The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

                            Aircraft  Facility  Employee
                            Charges  Exit Costs  Charge    Total
     Remaining accrual at
      December 31, 2002     $  209    $   17    $   44    $  270
     Special charges             -         -        25        25
     Payments                  (32)       (2)      (31)      (65)
     Remaining accrual at
      March 31, 2003           177        15        38       230
     Special charges             -        49        47        96
     Adjustments               (20)        -         -       (20)
     Non-cash charges            -       (15)       22         7
     Payments                  (12)        -       (42)      (54)
     Remaining accrual at
      June 30, 2003         $  145    $   49    $   65    $  259

6.In the second quarter of 2003, as a result of the Modified Labor
  Agreements and Management Reductions discussed in Note 2, the Company
  remeasured  its  defined  benefit pension  plans.   The  significant
  actuarial assumptions used for the remeasurement were the same as those used as of December 31, 2002 except for the discount rate and salary scale, which were lowered to 6.50 percent, and 2.78 percent
  through   2008  and  3.78  thereafter,  respectively.  In  addition, assumptions with respect to interest rates used to discount lump sum benefit payments available under certain plans were updated. In conjunction with the remeasurement, the Company recorded an increase in its minimum pension liability, primarily due to changes in discount rates, which resulted in an additional charge to stockholders' equity as a component of other comprehensive loss of $334 million. Furthermore, as a result of workforce reductions related to the Modified Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans, in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), which is included in Special charges in the consolidated statement of operations.

  The following table provides a statement of funded status as of April 22, 2003 and December 31, 2002 for the Company's defined benefit pension plans (in millions):

                                               April 22,    December 31,
                                                 2003         2002
        Funded status
        Accumulated benefit obligation (ABO)   $7,800       $ 7,344
        Projected benefit obligation (PBO)      8,345         8,757
        Fair value of assets                    5,369         5,323

        Funded status                          (2,976)       (3,434)
         Unrecognized loss                      2,185         2,709
         Unrecognized prior service cost          184           330
         Unrecognized transition asset             (4)           (4)

        Net amount recognized                   $(611)       $ (399)


AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The  Company has restricted cash and short-term investments  related to projected workers' compensation obligations and various other obligations. As of June 30, 2003, projected workers' compensation obligations were secured by restricted cash and short-term investments of $387 million and various other obligations were secured by restricted cash and short-term investments of $163 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

  As of June 30, 2003 the Company had approximately $221 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

  In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

8.As  of  June  30, 2003, the Company had commitments to  acquire  the following aircraft: two Boeing 767-300ERs, 12 Embraer regional jets and seven Bombardier CRJ-700s in 2003; an aggregate of 74 Embraer regional jets and six Bombardier CRJ-700s in 2004 through 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $407 million during the remainder of 2003, $755 million in 2004, $711 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing. In addition, the Company has pre-arranged financing or backstop financing for all of its 2003 Embraer and Bombardier aircraft deliveries and a portion of its post 2003 deliveries.

  As discussed in the notes to the consolidated financial statements included in the Company's 2002 Form 10-K, Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $87 million at June 30, 2003. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.As   discussed   in  Note  2,  the  Company  reached  concessionary
  agreements with certain lessors. The Vendor Agreements with these lessors affected the payments, lease term, and other conditions of certain leases. As a result of these changes to the payment and lease terms, 30 leases which were previously accounted for as operating leases were converted to capital leases, and one lease which was previously accounted for as a capital lease was converted to an operating lease. The remaining leases did not change from their original classification. The Company recorded the new capital leases at the fair value of the respective assets being leased. These changes did not have a significant effect on the Company's condensed consolidated balance sheet.

  In addition, certain of the concessionary agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $11 million in additional lease payments as of June 30, 2003. This amount will increase to $230 million prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2003 were as follows (these amounts reflect concessions as a result of the Vendor Agreements):

                                          Capital      Operating
   Year Ending December 31,               Leases         Leases

   2003 (as of June 30, 2003)               $  107      $   715
   2004                                        321        1,093
   2005                                        252        1,035
   2006                                        252          970
   2007                                        187          947
   2008 and subsequent                       1,321        9,330

                                             2,440      $14,090 (1)

   Less amount representing interest           988

   Obligations under capital leases         $1,452

  (1)  As of June 30, 2003, included in Accrued liabilities
  and Other liabilities and deferred credits on the accompanying condensed consolidated balance sheets is approximately $1.3 billion relating to rent expense being recorded in advance of future operating lease payments.

  At June 30, 2003, the Company had 261 jet aircraft and 30 turboprop aircraft under operating leases and 99 jet aircraft and 55 turboprop aircraft under capital leases - which includes both operating and non-operating aircraft. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.Accumulated  depreciation of owned equipment and property  at  June
  30, 2003 and December 31, 2002 was $8.8 billion and $8.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2003 and December 31, 2002 was $1.0 billion and $974 million, respectively.

11.The Company has experienced significant cumulative losses and as a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6. The Company's deferred tax asset valuation allowance increased $533 million in 2003, to $903 million as of June 30, 2003.

12.In  March  2003,  the Board of Directors of AMR  approved  the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of the Company's common stock outstanding on March 24, 2003 (156,359,955) or approximately
  46.9 million shares. From the foregoing authorization, the Company expects to issue up to 3.0 million shares to Vendors. As of June 30, 2003, approximately 2.2 million shares have been issued to Vendors, from treasury stock, at an average price of $4.81 on the date of grant resulting in a re-allocation from Treasury stock to Additional paid-in capital of $128 million. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan (2003 Plan) to provide equity awards to employees in connection with wage, benefit and work rule concessions. Under the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and deferred stock. In April 2003, the Company reached final agreements with the unions representing American employees (the Modified Labor Agreements, see Note 2). In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance of up to 37.9 million shares of AMR stock in the form of stock options. Approximately 37.9 million stock options were granted to employees at an exercise price of
  $5.00 per share, which is equal to the closing price of AMR's common stock (NYSE) on April 17, 2003. These shares will vest over a three-year period and will expire on April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and certain management employees.

13.During the six-month period ended June 30, 2003, American  and
  AMR  Eagle  borrowed approximately $641 million under  various  debt agreements which are secured by aircraft. These agreements have effective interest rates which are fixed or variable based on London Interbank Offered Rate (LIBOR) plus a spread and mature over various periods of time through 2019. As of June 30, 2003, the effective interest rate on these agreements ranged up to 8.81 percent.

  In July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at
  3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  As part of the Vendor Agreements discussed in Note 2, American entered into an agreement to transfer 33 Fokker 100 aircraft (with minimal net book value as of June 30, 2003) to a lender in the third quarter of 2003. In return, the lender has agreed to restructure approximately $130 million in debt related to certain of these aircraft. In addition, American will provide shares of AMR common stock to the lender as discussed in Note 2. However, the restructured debt agreement contains certain provisions that would require American to repay certain amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. The Company expects to recognize a significant gain as a result of this restructuring, with the majority of the gain recognized in the third quarter of 2003, and the remainder recognized on December 31, 2005, if none of the above events have occurred.

  American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that
  (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and (iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at June 30, 2003, if the Company is adversely affected by the risk factors discussed in
  Note 2 or elsewhere in this Report, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Failure to do so or obtain a waiver of this requirement would result in a default under this facility and would likely trigger defaults under a significant number of other debt arrangements.

  In addition, the required ratio of EBITDAR to fixed charges under the facility has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until March 31, 2004. The amendment also provided for a 50 basis point increase in the applicable margin over LIBOR, which resulted in an effective interest rate (as of June 30, 2003) of
  4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

  As of June 30, 2003, AMR has issued guarantees covering approximately $935 million of American's tax-exempt bond debt and American has issued guarantees covering approximately $636 million of AMR's unsecured debt. In addition, as of June 30, 2003, AMR and American have issued guarantees covering approximately $521 million of AMR Eagle's secured debt, and AMR has issued guarantees covering an additional $176 million of AMR Eagle's secured debt.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

14.Financial  Accounting Standards Board Interpretation  No.  46,
  "Consolidation of Variable Interest Entities" (Interpretation 46), requires the primary beneficiary of a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated variable interest entities in which the Company holds a significant variable interest. The provisions of Interpretation 46 are effective immediately for any interests in variable interest entities acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all variable interests acquired before February 1, 2003. Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.2 billion as of June 30, 2003) are guaranteed by American, AMR, or both. The Company is currently evaluating the applicability of Interpretation 46 to these airport lease arrangements, certain aircraft lease arrangement and other arrangements, and the possible impact on its future consolidated results of operations and consolidated balance sheet.

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent's guarantee of a subsidiary's debt to a third party, and 2) a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosure requirements are effective for this filing and have been included in Notes 6, 7 and 8 to the consolidated financial statements in the 2002 Form 10-K. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets.

15.Effective  January 1, 2002, the Company adopted  Statement  of
  Financial   Accounting  Standards  No.  142,  "Goodwill  and   Other
  Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for AMR, route acquisition costs) for impairment rather than amortize them. In 2002, the Company completed an impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. In addition, the Company completed an impairment analysis related to its $1.4 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using AMR as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using various valuation methods, ultimately utilizing market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $988 million ($6.37 per share, net of a tax benefit of $363 million) to write-off all of
  AMR's  goodwill.   This charge is nonoperational in  nature  and  is
  reflected as a cumulative effect of accounting change in the consolidated statements of operations.

16.The  Company includes changes in minimum pension  liabilities, changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended June 30, 2003 and 2002, comprehensive loss was $(417) million and $(496) million, respectively. In addition, for the six months ended June 30, 2003 and 2002, comprehensive  loss  was  $(1,480)  million  and  $(1,984)  million, respectively. The difference between net loss and comprehensive loss is due primarily to the adjustment to the Company's minimum pension liability, as discussed in Note 6, and the accounting for the Company's derivative financial instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133).

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  American enters into jet fuel, heating oil and crude swap and option contracts to protect against increases in jet fuel prices. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. During the second quarter of 2003, the termination of these contracts resulted in the collection of approximately $41 million in settlement of the contracts. The gain on these contracts will continue to be deferred in Accumulated other comprehensive loss until the time the original underlying jet fuel hedged is used.

  At June 30, 2003, American had fuel hedging agreements with broker-dealers on approximately 725 million gallons of fuel products, which represented approximately 29 percent of its expected fuel needs for the remainder of 2003, approximately 21 percent of its expected first quarter 2004 fuel needs and an insignificant percentage of its expected fuel needs beyond the first quarter of 2004. The fair value of the Company's fuel hedging agreements at June 30, 2003, representing the amount the Company would receive to terminate the agreements, totaled $115 million, compared to $212 million at December 31, 2002, and is included in Other current assets.

17.The following table sets forth the computations of basic and diluted loss per share before cumulative effect of accounting change (in millions, except per share data):

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       2003       2002       2003       2002
  Numerator:
  Net loss before cumulative effect of
   accounting change - numerator for
   basic and diluted loss per share   $(75)     $(495)      $(1,118)   $(1,070)

  Denominator:
  Denominator  for basic and  diluted
   loss  per  share before cumulative
   effect  of  accounting  change   -
   weighted-average shares              158       155           157        155

  Basic and diluted loss per share
   before cumulative effect of
   accounting change                  $(.47)   $(3.19)       $(7.11)    $(6.90)

  For the three and six months ended June 30, 2003 approximately nine million and five million potential dilutive shares, respectively, were not added to the denominator, because inclusion of such shares would be antidilutive, as compared to approximately five million and seven million shares, respectively, for the three and six months ended June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2002

Summary AMR Corporation's (AMR or the Company) net loss during the second quarter of 2003 was $75 million, or $.47 per share, as compared to a net loss of $495 million, or $3.19 per share for the same period in 2002. AMR's operating earnings of $87 million increased $688 million compared to the same period in 2002. The Company's second quarter 2003 results include $358 million in security cost reimbursements received under the Emergency Wartime Supplemental
Appropriations Act, 2003 (the Act) (see Note 4 to the condensed consolidated financial statements for additional information). AMR's principal subsidiary is American Airlines, Inc. (American).

The Company's second quarter 2003 revenues continued to decrease year-over-year, but at a slower rate than its capacity. In April, the Company's revenues continued to be negatively impacted by the economic slowdown, the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS). In May and June however, these trends reversed and while capacity was down year-over-year, the Company showed unit revenue (passenger revenue per available seat mile) improvement. Overall, the Company's revenues decreased approximately $184 million, or 4.1 percent, to $4.3 billion in the second quarter of 2003 from the same period last year. American's passenger revenues decreased by 5.4 percent, or $203 million, in the second quarter of 2003 as compared to the same period in 2002. American's second quarter domestic passenger revenue per available seat mile (RASM) however, increased 4.0 percent, to 8.81 cents, on a capacity decrease of 9.6 percent, to 29.0 billion available seat miles (ASMs). International RASM decreased to 8.57 cents, or 1.2 percent, on a capacity decrease of 2.7 percent. The decrease in international RASM was due to a 20.3 percent and 1.8 percent decrease in Pacific and Latin American RASM, respectively, slightly offset by a 2.4 percent increase in European RASM. The decrease in international capacity was driven by a 9.5 percent, 2.4 percent and 1.8 percent reduction in Pacific, European and Latin American ASMs, respectively.

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc.
(Chautauqua).   In  2002,  American had a fee  per  block  hour
agreement  with Chautauqua, and prorate agreements with AMR Eagle  and
Trans  States.   In  2003,  American had  fee  per  block  hour
agreements with all three carriers. Regional Affiliates' traffic increased 18.0 percent while capacity increased 20.1 percent, to approximately 2.1 billion ASMs. Certain amounts from 2002 related to Regional Affiliates have been reclassified to conform with the 2003 presentation.

The Company's operating expenses decreased 17.1 percent, or $872 million. Wages, salaries and benefits decreased 12.1 percent, or $257 million, primarily due to the Modified Labor Agreements and Management Reductions discussed in Note 2 to the condensed consolidated financial statements. Commissions, booking fees and credit card expense decreased 16.4 percent, or $51 million, due primarily to the benefit from the changes in the commission structure implemented in March 2002 and a 4.6 percent decrease in passenger revenues. Maintenance, materials and repairs decreased 34.4 percent, or $98 million, due primarily  to  a  decrease  in airframe  and  engine  volumes  at  the
Company's maintenance bases resulting from a variety of factors including the retirement of aircraft, the timing of sending engines to repair vendors and a decrease in the number of flights; reduced aircraft utilization; and the receipt of certain vendor credits. The Company expects maintenance, materials and repairs costs to increase as aircraft utilization increases and the benefit from retiring aircraft subsides. Aircraft rentals decreased $37 million, or 17.3 percent, due primarily to concessionary agreements with certain lessors and the removal of leased aircraft from service in prior periods. Food service decreased 16.1 percent, or $29 million, due primarily to reductions in the level of food service. Other operating expenses decreased 15.4 percent, or $107 million, due to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, advertising and promotion costs, insurance, and data processing expenses. Special charges for the second quarter of 2003 include (i) a $20 million aircraft related credit to finalize prior accruals, (ii) $49 million in facility exit costs and (iii) $47 million in employee charges. See
Note 5 to the condensed consolidated financial statements for additional information regarding Special charges. U.S. government grant includes a $358 million benefit recognized for the reimbursement of security service fees from the U.S. government under the Act.

Other income (expense), historically a net expense, increased $43 million due to the following: Interest income decreased 55.6 percent, or $10 million, due primarily to decreasing short-term investment balances and decreases in interest rates. Interest expense increased $26 million, or 15.9 percent, resulting primarily from the increase in the Company's long-term debt.

The Company has experienced significant cumulative losses and as a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6 to the condensed consolidated financial statements. The Company's deferred tax asset valuation allowance increased $150 million in the second quarter of 2003, to $903 million as of June 30, 2003.

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

OPERATING STATISTICS
                                                    Three Months Ended June 30,
                                                        2003          2002
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)                  30,180        31,379
    Available seat miles (millions)                     40,566        43,958
    Cargo ton miles (millions)                             493           518
    Passenger load factor                                 74.4%         71.4%
    Passenger revenue yield per passenger mile (cents)   11.74         11.94
    Passenger revenue per available seat mile (cents)     8.74          8.52
    Cargo revenue yield per ton mile (cents)             28.34         27.21
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)            9.59         10.78
    Operating expenses per available seat mile,
     including Regional Affiliates (cents) (**)          10.68         10.85
    Fuel consumption (gallons, in millions)                727           808
    Fuel price per gallon (cents)                         83.0          75.5
    Operating aircraft at period-end                       812           828

Regional Affiliates
    Revenue passenger miles (millions)                   1,389          1,177
    Available seat miles (millions)                      2,110          1,757
    Passenger load factor                                 65.8%          67.0%

(*) Excludes $441 million, or 1.09 cents per ASM, and $32 million, or .07 cents per ASM, of expenses incurred related to Regional Affiliates in 2003 and 2002, respectively. Calculated using American mainline jet operations ASMs. Therefore both the numerator and the denominator exclude Regional Affiliates. The Company believes that excluding costs related to Regional Affiliates provides a measure which is more comparable to American's historical operating expenses per ASM.
(**)  Calculated using American mainline jet operations ASMs.

Note 1:   Certain amounts have been reclassified to conform with the
          2003 presentation.
Note 2:   American  Airlines, Inc. 2003 operating  expenses  include
          expenses   incurred  related  to  fee  per   block   hour
          agreements   with   Regional  Affiliates   -   American   Eagle,
          Executive, Trans States and Chautauqua, whereas 2002 operating expenses include expenses incurred related to fee per block hour agreements with Regional Affiliate - Chautauqua.

Operating aircraft at June 30, 2003, included:

American Airlines Aircraft                AMR Eagle Aircraft
Airbus A300-600R                 34       ATR 42                     21
Boeing 737-800                   77       Bombardier CRJ-700         12
Boeing 757-200                  151       Embraer 135                39
Boeing 767-200                    9       Embraer 140                53
Boeing 767-200 Extended Range    20       Embraer 145                46
Boeing 767-300 Extended Range    56       Super ATR                  42
Boeing 777-200 Extended Range    45       Saab 340B                  52
Fokker 100                       58       Saab 340B Plus             25
McDonnell Douglas MD-80         362        Total                    290
 Total                          812


The average aircraft age for American's aircraft is 10.9 years and 6.9 years for AMR Eagle aircraft.

In addition, the following owned and leased aircraft were not operated by the Company as of June 30, 2003: six operating leased McDonnell Douglas DC-9s, three operating leased McDonnell Douglas MD-80s, 16 owned Fokker 100s, ten owned Embraer 145s and 16 capital leased and one owned Saab 340B.

In 2003, AMR Eagle agreed to sell 19 ATR 42 aircraft to Federal Express, Inc., with deliveries beginning in June 2003 and ending in December 2004.

For the Six Months Ended June 30, 2003 and 2002

Summary AMR Corporation's (AMR or the Company) net loss for the six months ended June 30, 2003 was $1.1 billion, or $7.11 per share, as compared to a net loss of $2.1 billion, or $13.27 per share for the same period in 2002. The Company's 2003 results include $358 million in security cost reimbursements received under the Act (see Note 4 to the condensed consolidated financial statements for additional information). The Company's 2002 results include a one-time, non-cash charge to record the cumulative effect of a change in accounting, effective January 1, 2002, of $988 million, or $6.37 per share, to write-off all of AMR's goodwill upon the adoption of Statement of Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" (see Note 15 to the condensed consolidated financial statements). AMR's operating loss of $782 million decreased $548 million compared to the same period in 2002.

The Company's 2003 revenues continued to decrease year-over-year. The Company's revenues through April continued to be negatively impacted by the economic slowdown, the war in Iraq and the outbreak of SARS. These trends however, began to reverse in May and June. Overall, the Company's revenues decreased approximately $227 million, or 2.6 percent, to $8.4 billion in 2003 from the same period in 2002. American's passenger revenues decreased by 4.1 percent, or $293 million, in 2003 from the same period in 2002. American's domestic revenue per available seat mile (RASM) for the six months ended June 30, however, increased 0.4 percent, to 8.62 cents, on a capacity decrease of 5.9 percent, to 57.7 billion available seat miles (ASMs). International RASM decreased to 8.50 cents, or 1.9 percent, on a capacity increase of 1.7 percent. The decrease in international RASM was due to a 22.8 percent and 0.8 percent decrease in Pacific and Latin American RASM slightly offset by a 1.4 percent increase in European RASM. The increase in international capacity was driven by a
16.9 percent and 3.0 percent increase in Pacific and European ASMs, respectively, slightly offset by a 1.7 percent reduction in Latin American ASMs.

In 2002, American had a fixed fee per block hour agreement with Chautauqua, and prorate agreements with AMR Eagle and Trans States. In 2003, American had fixed fee per block hour agreements with all three carriers. Regional Affiliates' traffic increased 16.1 percent in 2003 while capacity increased 17.5 percent, to approximately 4.1 billion ASMs. Certain amounts from 2002 related to Regional Affiliates have been reclassified to conform with the 2003 presentation.

Other revenues increased 11.4 percent, or $53 million, due primarily to increases in ticket change fees coupled with changes to the Company's change fee arrangements with travel agencies, increases in airfreight service fees due primarily to fuel surcharges and increases in AAdvantage fees.

The Company's operating expenses decreased 7.7 percent, or $775 million. Wages, salaries and benefits decreased 5.7 percent, or $239 million, primarily due to the Modified Labor Agreements and Management Reductions discussed in Note 2 to the condensed consolidated financial statements. Aircraft fuel expense increased 16.3 percent, or $193 million, due primarily to a 23.8 percent increase in American's average price per gallon of fuel. Commissions, booking fees and credit card expense decreased 18.4 percent, or $116 million, due primarily to the benefit from the changes in the commission structure implemented in March 2002 and a 3.5 percent decrease in passenger revenues. Maintenance, materials and repairs decreased 24.1 percent, or $133 million, due primarily to a decrease in airframe and engine volumes at the Company's maintenance bases resulting from a variety of factors including the retirement of aircraft, the timing of sending engines to repair vendors and a decrease in the number of flights; reduced aircraft utilization; and the receipt of certain vendor credits. The Company expects maintenance, materials and repairs costs to increase as aircraft utilization increases and the benefit from retiring aircraft subsides. Aircraft rentals decreased $73 million, or 16.6 percent, due primarily to concessionary agreements with certain lessors and the removal of leased aircraft from service in prior periods. Food service decreased 14.3 percent, or $50 million, due primarily to reductions in the level of food service. Special charges for the six months ended June 30, 2003 include (i) a $20 million aircraft related credit to finalize prior accruals, (ii) $49 million in facility exit costs and (iii) $72 million in employee charges. See
Note 5 to the condensed consolidated financial statements for additional information regarding Special charges. U.S. government grant includes a $358 million benefit recognized for the reimbursement of security service fees from the U.S. government under the Act.

Other income (expense), historically a net expense, increased $83 million due to the following: Interest income decreased 41.7 percent, or $15 million, due primarily to decreasing short-term investment balances and a decrease in interest rates. Interest expense increased $52 million, or 15.8 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net decreased $9 million, due to the write-down of certain investments held by the Company during the first quarter of 2003.

The Company has experienced significant cumulative losses and as a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6 to the condensed consolidated financial statements. The Company's deferred tax asset valuation allowance increased $533 million in 2003, to $903 million as of June 30, 2003.

The effective tax rate for the six months ended June 30, 2002 was impacted by a $57 million charge resulting from a provision in Congress' economic stimulus package that changed the period for carrybacks of net operating losses (NOLs).

OPERATING STATISTICS
                                                      Six Months Ended June 30,
                                                          2003        2002
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)                  58,019       59,197
    Available seat miles (millions)                     80,840       84,047
    Cargo ton miles (millions)                             983          981
    Passenger load factor                                 71.8%        70.4%
    Passenger revenue yield per passenger mile (cents)   11.96        12.22
    Passenger revenue per available seat mile (cents)     8.58         8.60
    Cargo revenue yield per ton mile (cents)             27.86        27.93
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*) (**)      10.49        11.03
    Operating expenses per available seat mile,
     including Regional Affiliates (cents) (**)          11.56        11.10
    Fuel consumption (gallons, in millions)              1,453        1,553
    Fuel price per gallon (cents)                         88.5         71.5

Regional Affiliates
    Revenue passenger miles (millions)                   2,554        2,199
    Available seat miles (millions)                      4,096        3,485
    Passenger load factor                                62.3%         63.1%

(*) Excludes $865 million, or 1.07 cents per ASM, and $59 million, or .07 cents per ASM, of expenses incurred related to Regional Affiliates in 2003 and 2002, respectively. Calculated using American mainline jet operations ASMs. Therefore both the numerator and the denominator exclude Regional Affiliates. The Company believes that excluding costs related to Regional Affiliates provides a measure is more comparable to American's historical operating expenses per ASM.
(**)  Calculated using American mainline jet operations ASMs.

Note 1:   Certain amounts have been reclassified to conform with the
          2003 presentation.
Note 2:   American  Airlines, Inc. 2003 operating  expenses  include
          expenses   incurred  related  to  fee  per   block   hour
          agreements   with   Regional  Affiliates   -   American   Eagle,
          Executive, Trans States and Chautauqua, whereas 2002 operating expenses include expenses incurred related to fee per block hour agreements with Regional Affiliate - Chautauqua.

LIQUIDITY AND CAPITAL RESOURCES

In February 2003, American asked its labor leaders and other employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million
- pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

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

On April 24, 2003 and April 25, 2003, the three major unions certified the ratification of the Labor Agreements with some modifications (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings.

Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion is expected to be accomplished through changes in work rules, which will result in additional job reductions. As a result of these additional job reductions, the Company incurred $60 million in severance charges in the second quarter of 2003 (see Note 5 to the condensed consolidated financial statements for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. The Company expects total savings from wages, benefits and work rule changes to be $400 million in the third quarter of 2003 and $450 million in the fourth quarter of 2003. In connection with the changes in wages, benefits and work rules, the Company granted approximately 38 million shares of AMR stock to American's employees in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 to the condensed consolidated financial statements for additional information).

In addition, subsequent to the ratification of the Modified Labor Agreements, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company or American will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company anticipates that it will issue - over time - up to 3.0 million shares of AMR's common stock to Vendors. As of June 30, 2003, approximately 2.2 million shares have been issued to Vendors. As of June 30, 2003, the annual cost savings from the Vendors are estimated to be nearly $200 million.

The Company's revenue environment has improved during the second quarter of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May and June 2003. Even with this improvement however, the Company's revenues are still depressed relative to historical levels and the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see continued improvement in the revenue environment to return it to sustained profitability at acceptable levels.

To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued
access  to  additional funding, most likely through a  combination  of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces, the struggling economy, high fuel prices and the availability of fuel, the residual effects of the war in Iraq, conflicts in the Middle East, the residual effects of the SARS outbreak, historically low fare levels, the competitive environment, uncertainties with respect to the Company's international operations, changes in its business strategy, actions by U.S. or foreign government agencies, the possible occurrence of additional terrorist attacks, or the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

During 2001 and 2002, the Company raised approximately $8.3 billion of funding to finance capital commitments and to fund operating losses. The Company expects that it will need continued access to the capital markets until such time as the Company returns to sustained profitability. The Company had approximately $1.8 billion in unrestricted cash and short-term investments as of June 30, 2003. The Company also had available possible future financing sources, including, but not limited to: (i) a limited amount of additional secured aircraft debt (after giving effect to the July 2003 enhanced equipment trust certificates transaction described below, virtually all of the Company's Section 1110-eligible aircraft are encumbered),
(ii) sale-leaseback transactions of owned property, including aircraft and real estate, (iii) securitization of future operating receipts,
(iv) unsecured debt, (v) equity and (vi) the potential sale of certain non-core assets (including the Company's interests in AMR Investments). However, the availability and level of these financing sources cannot be assured, particularly in light of the fact that the Company has fewer unencumbered assets available than it had in the past. To the extent that the Company's revenues deteriorate and it is unable to access capital markets and raise additional capital, the Company may be unable to fund its obligations and sustain its operations.

In July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at 3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

The Company has a significant amount of indebtedness which could have important consequences, such as (i) limiting the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general purposes, (ii) requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, (iii) making the Company more vulnerable to economic downturns, limiting its ability to withstand competitive pressures and reducing its flexibility in responding to changing business and economic conditions, and (iv) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

AMR and American's credit ratings are significantly below investment grade. In February 2003, Moody's downgraded the senior implied rating for AMR, the senior unsecured ratings of both AMR and American and the ratings of most of American's secured debt. Also in February 2003, Standard & Poor's lowered its long-term corporate credit ratings for both AMR and American, lowered the senior secured and unsecured debt ratings of AMR, and lowered the secured debt rating of American. American's short-term rating was withdrawn. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. In March 2003, Standard & Poor's further lowered its long-term corporate credit ratings for both AMR and American, lowered the senior secured and unsecured debt ratings of AMR, and lowered the secured debt rating of American. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. These previous reductions have increased the Company's borrowing costs. On June 9, 2003, Moody's affirmed the ratings of AMR and American, removed the ratings from review for possible downgrade, and gave the ratings a negative outlook. On June 20, 2003, Standard & Poor's raised its ratings of AMR and American and removed the ratings from CreditWatch. Additional significant reductions in AMR's or American's credit ratings would further increase its borrowing or other costs and further restrict the availability of future financing. In March 2003, Standard & Poor's removed AMR's common stock from the S&P 500 index.

American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and
(iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at June 30, 2003, if the Company is adversely affected by the risk factors discussed in Note 2 to the condensed consolidated financial statements or elsewhere in this Report, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Failure to do so or obtain a waiver of this requirement would result in a default under this facility and would likely trigger defaults under a significant number of other debt arrangements.

In addition, the required ratio of EBITDAR to fixed charges under the facility has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until March 31, 2004. The amendment also provided for a 50 basis point increase in the applicable margin over London Interbank Offered Rate (LIBOR), which resulted in an effective interest rate (as of June 30, 2003) of 4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

In April 2003, the President signed the Act, which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and authorizes the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors will be recorded as a reduction to capitalized flight equipment as such amounts are received.

The Company has restricted cash and short-term investments related to projected workers' compensation obligations and various other obligations of $550 million as of June 30, 2003. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

As of June 30, 2003 the Company has approximately $221 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

As discussed in Note 9 to the condensed consolidated financial statements, the Company reached concessionary agreements with certain lessors. The Vendor Agreements with these lessors affected the payments, lease term, and other conditions of certain leases. As a result of these changes to the payment and lease terms, 30 leases which were previously accounted for as operating leases were converted to capital leases, and one lease which was previously accounted for as a capital lease was converted to an operating lease. The remaining leases did not change from their original classification. The Company recorded the new capital leases at the fair value of the respective assets being leased. These changes did not have a significant effect on the Company's condensed consolidated balance sheet.

In addition, certain of the concessionary agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including:
(i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $11 million in additional lease payments as of June 30, 2003. This amount will increase to $230 million prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

As part of the Vendor Agreements discussed in Note 2 to the condensed consolidated financial statements, American entered into an agreement to transfer 33 Fokker 100 aircraft (with minimal net book value as of June 30, 2003) to a lender in the third quarter of 2003. In return, the lender has agreed to restructure approximately $130 million in debt related to certain of these aircraft. In addition, American will provide shares of AMR common stock to the lender as discussed in Note 2 to the condensed consolidated financial statements. However, the restructured debt agreement contains certain provisions that would require American to repay certain amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft,
(iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. The Company expects to recognize a significant gain as a result of this restructuring, with the majority of the gain recognized in the third quarter of 2003, and the remainder recognized on December 31, 2005, if none of the above events have occurred.

Net cash provided by operating activities in the six-month period ended June 30, 2003 was $384 million, an increase of $339 million over the same period in 2002. Included in net cash provided by operating activities the first six months of 2003 was the receipt of a $572 million federal tax refund and the receipt of $358 million from the government under the Act. Included in net provided by operating activities for the first six months of 2002 was approximately $658 million received by the Company as a result of the utilization of its 2001 NOLs. Capital expenditures for the first six months of 2003 were $847 million, and included the acquisition of seven Boeing 767-300ERs, two Boeing 777-200 ERs, ten Embraer 140s and four Bombardier CRJ-700 aircraft. These capital expenditures were financed primarily through secured mortgage and debt agreements.

During the six-month period ended June 30, 2003, American and AMR Eagle borrowed approximately $641 million under various debt agreements which are secured by aircraft and other property. These agreements have effective interest rates which are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2019. As of June 30, 2003, the effective interest rate on these agreements ranged up to 8.81 percent.

In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

As of June 30, 2003, the Company had commitments to acquire the following aircraft: two Boeing 767-300ERs, 12 Embraer regional jets and seven Bombardier CRJ-700s in 2003; an aggregate of 74 Embraer regional jets and six Bombardier CRJ-700s in 2004 through 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $407 million during the remainder of 2003, $755 million in 2004, $711 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing. In addition, the Company has pre-arranged financing or backstop financing for all of its 2003 Embraer and Bombardier aircraft deliveries and a portion of its post 2003 deliveries.

Special   facility   revenue  bonds  have  been  issued   by   certain
municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.2 billion as of June 30, 2003) are guaranteed by American, AMR, or both. These guarantees can only be invoked in the event American defaults on the lease obligation and certain other remedies are not available. Approximately $740 million of these special facility revenue bonds contain mandatory tender provisions that require American to repurchase the bonds at various times through 2008, including $198 million in November 2003. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally be considered prepaid facility rentals and would reduce future operating lease commitments.

The   following  table  summarizes  the  Company's  obligations   and
commitments as of June 30, 2003, to be paid in 2003 through 2007 (in millions):

Nature of commitment          2003(6)  2004     2005     2006    2007

Operating lease payments
 for aircraft and facility
 obligations (1)              $715     $1,093   $1,035    $970    $947
Firm aircraft commitments (2)  407        755      711     669     684
Fee per block hour
 commitments (3)                81        164      166     167     168
Long-term debt (4)             311        566    1,344   1,127   1,070
Capital lease obligations      107        321      252     252     187
Other commitments (5)            -        158      158     158     158

Total obligations and
 commitments                $1,621     $3,057   $3,666  $3,343  $3,214

        (1) Certain special facility revenue bonds issued by municipalities - which are supported by operating leases executed by American - are guaranteed by AMR and American.
        (2) Substantially all of the 2003 commitment is supported by committed financing.
        (3) Includes expected payments based on projected volumes rather than minimum required payments.
        (4)    Excludes related interest amounts.
        (5) Includes noncancelable commitments to purchase goods or services, primarily information technology support. Other commitments for the remainder of 2003 are not significant.
        (6)    Amounts are as of June 30, 2003.

In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). The Company's 2003 minimum required pension contributions are approximately $186 million and the Company's estimated 2004 minimum required pension contributions are $600 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount and timing of asset returns, the Company is not able to reasonably estimate the amount of future required contributions beyond 2004. However, based on the current regulatory environment and market conditions, the Company expects its 2005 minimum required pension contributions to significantly exceed its 2004 minimum required pension contributions.

OTHER INFORMATION

A provision in the scope clause of American's prior contract with the Allied Pilots Associations (APA) limited the number of available seat miles (ASMs) and block hours that could be flown under American's marketing code (AA) by American's regional carrier partners when American pilots are on furlough (the so-called ASM cap). To ensure that American remained in compliance with the ASM cap, American and American Eagle took several steps in 2002 to reduce the number of ASMs flown by American's wholly-owned commuter air carriers. As one of those measures, AMR Eagle signed a letter of intent to sell Executive Airlines, its San Juan-based subsidiary.

Another provision in the prior APA contract limited to 67 the total number of regional jets with more than 44 seats that could be flown under the AA code by American's regional carrier partners. As AMR
Eagle continued to accept previously-ordered Bombardier and Embraer regional jets this cap would have been reached in early 2003. To ensure that American remained in compliance with the 67-aircraft cap, AMR Eagle reached an agreement to dispose of 14 Embraer ERJ-145 aircraft from its fleet. Trans States Airlines, an AmericanConnection carrier, agreed to acquire these aircraft. Under the prior contract between AA and the APA, Trans States would have had to operate these aircraft under its AX code, rather than the AA* code, at its St. Louis hub.

The Labor Agreement with the APA (one of the Modified Labor Agreements), ratified in April 2003, modified the provisions in the APA contract described in the immediately preceding two paragraphs to give the Company more flexibility with its American Eagle operations. The limitations on the use of regional jets were substantially reduced and are now tied to 110 percent of the size of American's narrowbody aircraft fleet. As a consequence of these modifications, it is no longer necessary to use Trans States' AX marketing code on flights operated by Trans States as the AmericanConnection, and AMR Eagle has discontinued its plans to sell Executive Airlines. In addition, AMR Eagle has revised its agreement to dispose of 14 Embraer ERJ-145 aircraft to include ten rather than 14 aircraft.

The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft. As a result of the September 11, 2001 events, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. The U.S. government has provided commercial war-risk insurance for U.S. based airlines until August 12, 2003 covering losses to employees, passengers, third parties and aircraft. The Company believes this insurance coverage will be extended beyond August 12, 2003 because the Act provides for the insurance to remain in place until August 31, 2004, and the
Department of Transportation has stated its intent to do so. In addition, the Secretary of Transportation may extend the policy until December 31, 2004, at his discretion. However, there is no guarantee that it will be extended. In the event the commercial insurance carriers further reduce the amount of insurance coverage available to the Company or significantly increase the cost of aviation insurance, or if the Government fails to renew the war-risk insurance that it provides, the Company's operations and/or financial position and results of operations would be materially adversely affected.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs
concerning  future  events.   When  used  in  this  document  and  in
documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, expectations as to future financing needs, overall economic conditions and plans and objectives for future operations, the impact on the Company of the events of September 11, 2001 and of its results of operations for the past two years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or
assured.   All  forward-looking statements in this report  are  based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of risk factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the uncertain financial and business environment the Company faces, the struggling economy, high fuel prices and the availability of fuel, the residual effects of the war in Iraq, conflicts in the Middle East, the residual effects of the SARS outbreak, historically low fare levels, the competitive environment, uncertainties with respect to the Company's international operations, changes in its business strategy, actions by U.S. or foreign government agencies, the possible occurrence of additional terrorist attacks, the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit agreements and the availability of future financing. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the quarter ended March 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments and Positions

Except as discussed below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's 2002 Form 10-K.

The risk inherent in the Company's fuel related market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ.

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude swap and option contracts. As of June 30, 2003, the Company had hedged approximately 29 percent of its expected fuel needs for the remainder of 2003, approximately 21 percent of its expected first quarter 2004 fuel needs and an insignificant percentage of its expected fuel needs beyond the first quarter of 2004, compared to approximately 32 percent of its estimated 2003 fuel requirements, 15 percent of its estimated 2004 fuel requirements, and approximately four percent of its estimated 2005 fuel requirements hedged at December 31, 2002. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. The Company's reduced credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company's ability to hedge fuel in the future. For additional information see Note 16 to the condensed consolidated financial statements.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The certified class includes all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies which could have an adverse impact on the Company.

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas (United States v. AMR Corporation, et al, No. 99-1180-JTM, United States District Court for the District of Kansas). The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment (United States v. AMR Corporation, et al, No. 01-3203, United States District Court of Appeals for the Tenth Circuit), and on September 23, 2002, the parties presented oral arguments to the 10th Circuit Court of Appeals, which affirmed the summary judgment on July 3, 2003. It is unknown whether the U. S. Department of Justice will seek a review of the 10th Circuit Court of Appeals' decision by the U.S. Supreme Court. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

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

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and over 15 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The court granted class action certification to the plaintiff on September 17, 2002, defining the plaintiff class as all travel agents in the United States, Puerto Rico, and the United States Virgin Islands, who, at any time from October 1, 1997 to the present, issued tickets, miscellaneous change orders, or prepaid ticket advices for travel on any of the defendant airlines. The case is stayed as to US Airways and United Air Lines, since they filed for bankruptcy. American is vigorously defending the lawsuit. Defendant carriers filed a motion for summary judgment on December 10, 2002. Trial is set to begin on February 2, 2004. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies or practices would have an adverse impact on the Company.

Between April 3, 2003 and June 5, 2003 three lawsuits were filed by travel agents who have opted out of the Hall class action (above) to pursue their claims individually against American Airlines, Inc., other airline defendants, and in one case against certain airline defendants and Orbitz LLC. (Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California - San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas Beaumont Division (6 agencies)). Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. American is vigorously defending these lawsuits. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have an adverse impact on the Company.

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

On April 25, 2002, a Quebec travel agency filed a motion seeking a declaratory judgment of the Superior Court in Montreal, Canada (Voyages Montambault (1989) Inc. v. International Air Transport Association, et al.), that American and the other airline defendants owe a "fair and reasonable commission" to the agency, and that American and the other airline defendants breached alleged contracts with the agency by adopting policies of not paying base commissions. The motion was subsequently amended to add 40 additional travel agencies as petitioners. The current defendants are the International Air Transport Association, the Air Transport Association of Canada, Air Canada, American, America West Airlines, Delta Air Lines, Grupo TACA, Northwest Airlines/KLM Airlines, United Airlines, and Continental Airlines. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision granting declaratory relief could expose the Company to claims for substantial money damages or force the Company to pay agency commissions, either of which would have an adverse impact on the Company.

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

On August 19, 2002, a class action lawsuit was filed, and on May 7, 2003 an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation "whose base commissions on airline tickets were unilaterally reduced to zero by" the defendants. The case is stayed as to United Air Lines, since it filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2003 and 2002.

13.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

13.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

    On April 1, 2003, AMR filed a report on Form 8-K relating to a press release issued by AMR to announce "ground breaking accords" with the leadership of the three major unions representing American Airlines, Inc. employees.

    On April 1, 2003, AMR filed a report on Form 8-K relating to a press release issued by AMR to announce that American Airlines, Inc. would be relying on the grace periods included in certain of its debt and lease obligations while it continued to negotiate restructuring agreements with its various stakeholders.

    On April 17, 2003, AMR filed a report on Form 8-K relating to a press release issued by AMR to announce that American Airlines' employee groups rallied to ratify ground-breaking agreements to achieve $1.8 billion in annual employee cost savings.

    On April 23, 2003, AMR filed a report on Form 8-K relating to a press release issued by AMR to announce its first quarter 2003 results and announce that the planned conference call with the financial community relating to AMR's first quarter results would not occur as previously scheduled.

   On April 25, 2003, AMR filed a report on Form 8-K relating to a press release issued by AMR to report the AMR Board of Directors accepted the resignation of Donald J. Carty as CEO and Chairman of the Company and as a director of the Company. The Board named Edward A. Brennan as Executive Chairman and current President and COO Gerard J. Arpey as the new Chief Executive Officer and elected Mr. Arpey as a director of the Company.

   On May 02, 2003, AMR filed a report on Form 8-K to provide first quarter supplementary data and current expectations for fuel, traffic and capacity for the second quarter.

  On June 11, 2003, AMR filed a report on Form 8-K to provide certain data regarding fuel, traffic and capacity, as well as highlights from Mr. Arpey's speech at the Merrill Lynch Global Transportation
Conference and an updated fleet plan for AMR.

  On June 25, 2003, AMR filed a report on Form 8-K to provide unit cost expectations for the second quarter of 2003, the weighted-average number of AMR common shares outstanding for the second quarter of 2003 and information regarding AMR's cash position. On July 3, 2003, AMR filed an amended report on Form 8-K to provide additional information regarding the unit cost expectations provided in the June 25, 2003 report on Form 8-K.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

    On April 17, 2003, AMR furnished a report on Form 8-K to announce AMR's intent to host a conference call on April 23, 2003 with the financial community relating to its first quarter 2003 results.

    On June 4, 2003, AMR furnished a report on Form 8-K to announce that Gerard Arpey, President and CEO of AMR Corporation, would be speaking at the Merrill Lynch Global Transportation Conference.

Form 8-Ks filed under Item 12 - Disclosure of Results of Operations and Financial Condition

    On April 23, 2003, AMR filed a report on Form 8-K relating to furnish a press release issued by AMR to announce its first quarter 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  July 18, 2003           BY: /s/ Jeffrey C. Campbell
                                   Jeffrey C. Campbell
                                   Senior Vice President and Chief
                                   Financial Officer