Form 10-Q
period 2003-09-30
AMR CORP
filed 2003-10-24
CIK 6201

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003.


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


Common Stock, $1 par value-  159,347,481 shares as of October 21, 2003.

                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2003 and 2002

  Condensed Consolidated Balance Sheets -- September 30, 2003 and December 31, 2002

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2003 and 2002

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

<Captions>
                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    2003         2002      2003          2002
Revenues
  Passenger - American Airlines  $3,805       $  3,754    $10,743      $10,985
            - Regional Affiliates   399            366      1,112        1,064
  Cargo                             135            139        409          415
  Other revenues                    266            265        785          731
      Total operating revenues    4,605          4,524     13,049       13,195

Expenses
  Wages, salaries and benefits    1,693          2,121      5,660        6,327
  Aircraft fuel                     701            697      2,077        1,880
  Depreciation and amortization     345            340      1,027        1,019
  Other rentals and landing fees    302            313        891          908
  Commissions, booking fees and
   credit card expense              281            268        796          912
  Maintenance, materials and
   repairs                          223            289        641          840
  Aircraft rentals                  165            210        532          650
  Food service                      160            189        460          539
  Other operating expenses          594            710      1,863        2,063
  Special charges (credits)         (24)           718         77          718
  U. S. government grant              -            (10)      (358)         (10)
    Total operating expenses      4,440          5,845     13,666       15,846

Operating Income (Loss)             165         (1,321)      (617)      (2,651)

Other Income (Expense)
  Interest income                    20             18         41           54
  Interest expense                 (198)          (171)      (580)        (501)
  Interest capitalized               17             23         54           67
  Miscellaneous - net                (3)             2        (15)          (1)
                                   (164)          (128)      (500)        (381)


Income (Loss) Before Income Taxes
 and Cumulative Effect of
 Accounting Change                    1         (1,449)    (1,117)      (3,032)
Income tax benefit                    -           (525)         -       (1,038)
Income (Loss) Before Cumulative
 Effect of Accounting Change          1           (924)    (1,117)      (1,994)
Cumulative Effect of Accounting
 Change, Net of Tax Benefit           -              -         -          (988)
Net Earnings (Loss)              $    1       $   (924)   $(1,117)     $(2,982)

Basic and Diluted Earnings
 (Loss) Per Share
Before Cumulative Effect of
 Accounting Change               $ 0.00       $  (5.93)   $ (7.08)     $(12.83)
Cumulative Effect of
 Accounting Change                    -              -          -        (6.36)
Net Earnings (Loss)              $ 0.00       $  (5.93)   $ (7.08)     $(19.19)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

<Captions>

                                          September 30,  December 31,
                                               2003          2002
Assets
Current Assets
  Cash                                      $    158       $   104
  Short-term investments                       2,566         1,846
  Restricted cash and short-term investments     540           783
  Receivables, net                               885           858
  Income tax receivable                           51           623
  Inventories, net                               527           627
  Other current assets                           349            96
    Total current assets                       5,076         4,937

Equipment and Property
  Flight equipment, net                       15,594        15,041
  Other equipment and property, net            2,407         2,450
  Purchase deposits for flight equipment         362           767
                                              18,363        18,258

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,314         1,346
  Other equipment and property, net               88            90
                                               1,402         1,436

Route acquisition costs and airport
  operating and gate lease rights, net         1,263         1,292
Other assets                                   3,839         4,344
                                            $ 29,943       $30,267

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                          $  1,075       $ 1,198
  Accrued liabilities                          2,273         2,560
  Air traffic liability                        3,046         2,614
  Current maturities of long-term debt           538           713
  Current obligations under capital leases       200           155
    Total current liabilities                  7,132         7,240

Long-term debt, less current maturities       11,933        10,888
Obligations under capital leases, less
 current obligations                           1,234         1,422
Postretirement benefits                        2,763         2,654
Other liabilities, deferred gains and
 deferred credits                              7,402         7,106

Stockholders' Equity (Deficit)
  Preferred stock                                  -             -
  Common stock                                   182           182
  Additional paid-in capital                   2,612         2,795
  Treasury stock                              (1,414)       (1,621)
  Accumulated other comprehensive loss        (1,461)       (1,076)
  Retained earnings (deficit)                   (440)          677
                                                (521)          957
                                            $ 29,943       $30,267

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

<Captions>
                                                 Nine Months Ended September 30,
                                                      2003              2002
Net Cash Provided (Used) by Operating Activities    $  809          $    (513)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                      (491)             (1,537)
  Net (increase) decrease in short-term investments   (720)                395
  Net decrease (increase) in restricted cash and
   short-term investments                              243                (181)
  Proceeds from sale of equipment and property          50                 193
  Proceeds from sale of interest in Worldspan          180                   -
  Compensation for costs associated with
   strengthening flight deck doors                      23                   -
  Lease prepayments through bond redemption, net
   of bond reserve fund                               (235)                  -
  Other                                                 22                 (91)
        Net cash used by investing activities         (928)             (1,221)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital lease
   obligations                                        (596)               (564)
  Redemption of bonds                                  (86)                  -
  Proceeds from:
    Issuance of long-term debt                         855               2,306
    Exercise of stock options                            -                   3
        Net cash provided by financing activities      173               1,745

Net increase in cash                                    54                  11
Cash at beginning of period                            104                 102

Cash at end of period                               $  158            $    113



Activities Not Affecting Cash


Flight equipment acquired through seller financing  $  649            $     -
Capital lease obligations incurred                  $  131            $     -
Reduction to capital lease obligations due
 to lease modifications                             $ (127)           $     -











The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The condensed consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American). For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). Certain amounts have been reclassified to conform with the current 2003 presentation.

  The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). For the nine months ended September 30, 2002, American had a capacity purchase agreement with Chautauqua and revenue prorate agreements with AMR Eagle and Trans States. Effective January 1, 2003, American converted the AMR Eagle carriers from a revenue prorate agreement to a capacity purchase agreement. This change does not have any impact on the Company's consolidated financial statements, but has changed the results of the Company's wholly owned subsidiaries on an individual basis. For the nine months ended September 30, 2003, American also had capacity purchase agreements with Trans States and Chautauqua.

2.In  February  2003,  American asked its employees for  approximately
  $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

  In April 2003, American reached agreements with its three major unions (the Labor Agreements) and implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

  Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions and $0.8 billion relate to changes in work rules, which have resulted in job reductions and will continue to result in additional job reductions through June 2004. As a result of work rule related job reductions, the Company incurred $60 million in severance charges in 2003 (see Note 5 for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will continue to be phased in over time. In connection with the changes in wages, benefits and work rules, the Company granted approximately 38 million shares of AMR stock to American's employees (excluding officers) in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 for additional information).

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In addition, the Company and American have reached concessionary agreements with certain vendors, lessors, lenders (see Notes 9 and 13 for additional information) and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company or American will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company issued approximately 2.5 million shares of AMR's common stock to Vendors.

  The Company's revenue environment improved during the second and third quarters of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May through September 2003. Even with this improvement, however, the Company's revenues are still depressed relative to historical levels. Moreover, the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see a combination of continued improvement in the revenue environment, cost reductions and productivity improvements before it can return to sustained profitability at acceptable levels.

  To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued access to additional funding, most likely through a combination of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces; the struggling economy; high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East; historically low fare levels and the general competitive environment; the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels;
  uncertainties with respect to the Company's international operations; changes in its business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of SARS; the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements (see Note 13 for additional information); and the availability of future financing. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.The  Company  accounts  for its stock-based  compensation  plans  in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
  Compensation-Transition and Disclosure". The following table illustrates the effect on net earnings (loss) and earnings (loss) per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

<Captions>
                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                         2003      2002       2003        2002
  Net earnings (loss), as reported      $   1     $(924)    $(1,117)    $(2,982)
  Add: Stock-based employee
      compensation expense included in
      reported net loss, net of tax         7        (2)         11           1
  Deduct: Total stock-based
      employee compensation expense
      determined under fair value
      based methods for all awards,
      net of tax                          (26)       (5)        (60)        (24)
  Pro forma net loss                    $ (18)    $(931)    $(1,166)    $(3,005)

  Earnings (loss) per share:
  Basic and diluted  - as reported      $ 0.00    $(5.93)   $ (7.08)    $(19.19)
  Basic and diluted  - pro forma        $(0.11)   $(5.98)   $ (7.39)    $(19.34)

4.In   April   2003,  the  President  signed  the  Emergency   Wartime
  Supplemental Appropriations Act, 2003 (the Act), which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs, which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspended the collection of the passenger security fee from June 1, 2003 until September 30, 2003 and authorized the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors was $23 million and was recorded as a basis reduction to capitalized flight equipment in the third quarter of 2003.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.During the last two years, as a result of the events of September 11, 2001 and the Company's continuing restructuring activities, the Company has recorded a number of special charges. Special charges (credits) for the three and nine months ended September 30, 2003 and 2002 included the following (in millions):

<Captions>
                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                        2003        2002        2003      2002
     Employee charges                  $  4       $    57     $    76   $    57
     Facility exit costs                  1             3          50         3
     Aircraft charges                    39           658          19       658
     Other                              (68)            -         (68)        -
      Total Special charges (credits)  $(24)      $   718     $    77   $   718

  Employee Charges

  2003

  In the first quarter of 2003, as a part of its 2002 restructuring initiatives discussed below, the Company incurred $25 million in severance charges which are included in Special charges in the consolidated statement of operations.

  The Company estimates that it will have reduced approximately 8,000 jobs by June 2004 in conjunction with the Management Reductions and the Labor Agreements discussed in Note 2. This reduction in workforce, which is in addition to the 2002 work force reductions discussed below, will affect all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel), and has been and will continue to be accomplished through various measures, including part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result of this reduction in workforce, during the second quarter of 2003, the Company recorded an employee charge of approximately $60 million, primarily for severance related costs, which is included in Special charges. Cash outlays for the $60 million employee charge will be incurred over a period of up to twelve months. The Company does not expect to incur additional severance charges related to this reduction in workforce.

  Also in conjunction with the Labor Agreements and the Management Reductions, during the second quarter of 2003, the Company reduced its vacation accrual by $85 million to reflect new lower pay scales and maximum vacation caps, which was recorded as a reduction to Special charges.

  In connection with the Labor Agreements, the Company agreed to forgive a $26 million receivable from one its three major unions. During the second quarter of 2003, the Company recorded a $26 million special charge to write-off the receivable.

  In addition, as discussed in Note 6, in the second quarter of 2003, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans.

  The Company incurred $4 million in miscellaneous other employee related special charges during the nine months ended September 30, 2003.
                                  -7-

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  2002

  In August 2002, the Company announced that it would reduce an estimated 7,000 jobs by March 2003 to realign its workforce with planned capacity reductions, fleet simplification, and hub restructurings. This reduction in workforce, which affected all work groups, was accomplished through various measures, including limited voluntary programs, leaves of absence, part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result of this reduction in workforce, during the third quarter of 2002, the Company recorded an employee charge of approximately $57 million primarily related to voluntary programs in accordance with collective bargaining agreements with its pilot and flight attendant work groups.

  Facility Exit Costs

  In the second quarter of 2003, the Company determined that certain excess airport space would not be used by the Company in the future. As a result, the Company recorded a $45 million charge, primarily related to the fair value of future lease commitments and the write-off of certain prepaid rental amounts. Cash outlays related to the accrual of future lease commitments will occur over the remaining lease term, which extends through 2017.

  The Company incurred $5 million in miscellaneous other facility exit costs during the nine months ended September 30, 2003.

  Aircraft Charges

  2003

  In the second quarter of 2003, the Company determined that certain accruals for future lease return and other costs, initially recorded as a component of Special charges in the consolidated statement of operations, were no longer necessary. In the second quarter of 2003, the Company recorded a $20 million reduction to Special charges to finalize these accruals.

  In addition, in the third quarter of 2003, the Company retired five operating leased Boeing 757 aircraft. As a result, in the third quarter of 2003, the Company recorded a charge of approximately $39 million related to future lease commitments and lease return condition costs on these aircraft. Cash outlays will occur over the remaining lease terms which extend through 2004.

  2002

  In the third quarter of 2002, in connection with a series of initiatives to reduce costs, reduce capacity, simplify the Company's aircraft fleet and enhance productivity, and related revisions to the Company's fleet plan to accelerate the retirement of its owned Fokker 100, Saab 340, and ATR 42 aircraft, the Company determined that these aircraft were impaired under Statement of Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of this determination, the Company recorded an asset impairment charge of approximately $330 million reflecting the diminution in the fair value of these aircraft and related rotables; and a charge of approximately $40 million reflecting the write-down of certain related inventory to realizable value and the accrual of certain related costs.

  Furthermore, the Company accelerated the retirement of nine operating leased Boeing 767-300 aircraft to the fourth quarter of 2002, and its four operating leased Fokker 100 aircraft to 2004. As a result, during the third quarter of 2002, the Company recorded a charge of approximately $189 million related primarily to future lease commitments on these aircraft past the dates they will be removed from service, lease return costs, the write-down of excess Boeing 767-300 related inventory and rotables to realizable value, and the accrual of certain other costs. Cash outlays will occur over the remaining lease terms, which extend through 2014.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In addition, in the third quarter of 2002, as a result of revisions to its fleet plan, the Company recorded a charge of approximately $99 million related primarily to contract cancellation costs and other costs related to discontinued aircraft modifications.

  Other

  As part of the Vendor Agreements discussed in Note 2, American sold 33 Fokker 100 aircraft (with a minimal net book value) in the third quarter of 2003. American also issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, and entered into short-term leases on these aircraft. Furthermore, the Company issued shares of AMR common stock as discussed in Note 2. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was restructured. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the
  Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company's interest rate swap agreements related to the debt that has been restructured, the Company recognized a gain of approximately $68 million in the third quarter of 2003. If the conditions described above do not occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

  On July 16, 2003, the Company announced that it would reduce the size of its St. Louis hub, effective November 1, 2003. As a result of this action, the Company expects to record additional charges in the fourth quarter of 2003, as the reductions occur, primarily employee severance and benefits charges and facility exit costs. Furthermore, the Company expects to incur additional aircraft charges in the fourth quarter of 2003 related to the retirement of additional operating leased Boeing 757 aircraft.

  Summary

  The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

<Captions>
                             Aircraft   Facility    Employee
                             Charges    Exit Costs  Charges      Other      Total
      Remaining accrual
       at December 31, 2002   $ 209       $  17      $  44       $    -     $ 270
      Special charges            39          50         76          (68)       97
      Adjustments               (20)          -          -            -       (20)
      Non-cash charges            -         (15)        22           68        75
      Payments                  (50)         (4)      (109)           -      (163)
      Remaining accrual
      at September 30, 2003   $ 178       $  48      $  33       $    -     $ 259

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.In  the  second  quarter  of 2003, as  a  result  of  the  Labor
  Agreements and Management Reductions discussed in Note 2, the Company
  remeasured  its  defined  benefit pension  plans.   The  significant
  actuarial assumptions used for the remeasurement were the same as those used as of December 31, 2002, except for the discount rate and salary scale, which were lowered to 6.50 percent, and 2.78 percent
  through   2008  and  3.78  thereafter,  respectively.  In  addition, assumptions with respect to interest rates used to discount lump sum benefit payments available under certain plans were updated. In conjunction with the remeasurement, the Company recorded an increase in its minimum pension liability, primarily due to changes in discount rates, which resulted in an additional charge to stockholders' equity as a component of other comprehensive loss of $334 million. Furthermore, as a result of workforce reductions related to the Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans, in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), which is included in Special charges in the consolidated statement of operations.

  The following table provides a statement of funded status as of April 22, 2003 and December 31, 2002 for the Company's defined benefit pension plans (in millions):

<Captions>

                                             April 22,     December 31,
                                               2003            2002
        Funded status
        Accumulated benefit obligation (ABO) $ 7,800        $ 7,344
        Projected benefit obligation (PBO)     8,345          8,757
        Fair value of assets                   5,369          5,323

        Funded status                         (2,976)        (3,434)
         Unrecognized loss                     2,185          2,709
         Unrecognized prior service cost         184            330
         Unrecognized transition asset            (4)            (4)

        Net amount recognized                 $ (611)        $ (399)

7.The  Company has restricted cash and short-term investments  related to projected workers' compensation obligations and various other obligations. As of September 30, 2003, projected workers' compensation obligations were secured by restricted cash and short-term investments of $398 million and various other obligations were secured by restricted cash and short-term investments of $142 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

  As of September 30, 2003 the Company had approximately $241 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

  In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.As  of  September 30, 2003, the Company had commitments  to  acquire the following aircraft: six Embraer regional jets and five Bombardier CRJ-700s in 2003; an aggregate of 74 Embraer regional jets and six Bombardier CRJ-700s in 2004 through 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $217 million during the remainder of 2003, $755 million in 2004, $699 million in 2005 and an aggregate of approximately $2.7 billion in 2006 through 2010. The Company has pre-arranged financing or backstop financing for all of its aircraft deliveries through June 2005.

  Boeing Capital provided backstop financing for all Boeing aircraft deliveries in 2003. In return, American granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

  As discussed in the notes to the consolidated financial statements included in the Company's 2002 Form 10-K, Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $85 million at September 30, 2003. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

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

  In addition, certain of the Vendor Agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $17 million in additional operating lease payments and $6 million in additional payments related to capital leases as of September 30, 2003. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 were as follows (these amounts reflect concessions as a result of the Vendor Agreements and exclude contingent rentals):

<Captions>
                                           Capital      Operating
   Year Ending December 31,                Leases         Leases
   2003 (as of September 30, 2003)         $   45        $   466
   2004                                       321          1,086
   2005                                       252          1,029
   2006                                       252            963
   2007                                       187            941
   2008 and subsequent                      1,329          9,272

                                            2,386        $13,757 (1)

   Less amount representing interest          952

   Obligations under capital leases        $1,434

  (1) As of September 30, 2003, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying condensed consolidated balance sheets is approximately $1.4 billion relating to rent expense recorded in advance of future operating lease payments.

  The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

10.Accumulated  depreciation  of  owned  equipment  and  property   at
  September 30, 2003 and December 31, 2002 was $9.0 billion and $8.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2003 and December 31, 2002 was $1.1 billion and $974 million, respectively.

11.The Company has experienced significant cumulative losses and as a result generated net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6. The Company's deferred tax asset valuation allowance increased $533 million in 2003, to $903 million as of September 30, 2003.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

12.In  March  2003,  the Board of Directors of AMR  approved  the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of the Company's common stock outstanding on March 24, 2003 (156,359,955) or approximately
  46.9 million shares. From the foregoing authorization, the Company issued approximately 2.5 million shares to Vendors, from treasury stock, at an average price of $4.81 on the date of grant resulting in a re-allocation from Treasury stock to Additional paid-in capital of $142 million. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan (2003
  Plan) to provide equity awards to employees in connection with wage, benefit and work rule concessions. Under the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and deferred stock. In April 2003, the Company reached final agreements with the unions representing American employees (the Labor Agreements, see Note 2). In connection with the changes in wages, benefits and work rules, the Labor Agreements provide for the issuance of up to 37.9 million shares of AMR stock in the form of stock options. Approximately
  37.9 million stock options were granted to employees (excluding officers) at an exercise price of $5.00 per share, which is equal to the closing price of AMR's common stock (NYSE) on April 17, 2003. These stock options will vest over a three-year period and will expire on April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and certain management employees (excluding officers).

13.During  the nine-month period ended September 30, 2003, American and AMR Eagle borrowed approximately $852 million under various debt agreements related to the purchase of aircraft, including certain seller financed agreements. These debt agreements are secured by the related aircraft and have effective interest rates which are fixed or variable based on London Interbank Offered Rate (LIBOR) plus a spread and mature over various periods of time through 2019. As of September 30, 2003, the effective interest rate on these agreements ranged up to 9.12 percent.

  In addition, in July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at 3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

  In September 2003, the Company issued $300 million principal amount of its 4.25 percent senior convertible notes due 2023 in a private placement. Each note is convertible into AMR common stock at a conversion rate of 57.61 shares per $1,000 principal amount of notes (which represents an equivalent conversion price of $17.36 per share), subject to adjustment in certain circumstances. These notes are guaranteed by American.

  The notes are convertible under certain circumstances, including  if
  (i) the closing sale price of the Company's common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of the Company's common stock falls below a certain level for a specified period of time, (iii) the Company calls the notes for redemption, or (iv) certain corporate transactions occur. Holders of the notes may require the Company to repurchase all or any portion of the notes on September 23, 2008, 2013 and 2018 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. The Company may pay the purchase price in cash, common stock or a combination of cash and common stock. After September 23, 2008, the Company may redeem all or any portion of the notes for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Also in September 2003, American transferred its two headquarters buildings located in Fort Worth, Texas to AA Real Estate Holding L.P., a wholly owned consolidated subsidiary of American. AA Real Estate Holding L.P. leased the buildings back to American pursuant to a triple-net lease, and used the buildings and the lease as security for a loan consisting of four notes, in the aggregate principal amount of $100.6 million, which is reflected as debt in the condensed consolidated balance sheet of the Company. Each note corresponds to a separate class of AA/Ft. Worth HQ Finance Trust Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates, Series 2003 (the Certificates) issued by the AA/Ft. Worth HQ Finance Trust, which is not a subsidiary of American, in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Certificates and corresponding notes have an average effective interest rate of 7.2 percent and a final maturity in 2010.

  American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that
  (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and (iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at September 30, 2003, if the Company is adversely affected by the risk factors discussed in Note 2, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Any failure to satisfy this requirement, if not waived, would result in a default under this facility and could trigger defaults under other debt arrangements.

  In addition, as part of the modification of financial covenants, the required ratio of EBITDAR to fixed charges under the facility was reduced until the measurement period ending December 31, 2004, and the next test of such cash flow coverage ratio was postponed until March 31, 2004. The effective interest rate on the facility as of September 30, 2003 is 4.68 percent and will be reset on March 17, 2004. At American's option, interest on the facility can be calculated on one of several different bases. In most instances, American would anticipate choosing a floating rate based upon LIBOR.

  As of September 30, 2003, AMR has issued guarantees covering approximately $935 million of American's tax-exempt bond debt and American has issued guarantees covering approximately $936 million of AMR's unsecured debt, including the 4.25 percent senior convertible notes discussed above. In addition, as of September 30, 2003, AMR and American have issued guarantees covering approximately $503 million of AMR Eagle's secured debt, and AMR has issued guarantees covering an additional $1.7 billion of AMR Eagle's secured debt.

14.Financial  Accounting  Standards Board  Interpretation  No.  46,
  "onsolidation of Variable Interest Entities"(Interpretation 46), requires the primary beneficiary of a variable interest entity (VIE) to include the assets, liabilities, and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated VIEs in which the Company holds a significant variable interest. The provisions of Interpretation 46 were effective immediately for any interests in VIEs acquired after January 31, 2003. In October 2003, the Financial Standards Accounting Board deferred the effective date of Interpretation 46 to the fourth quarter of 2003 for variable interests acquired before February 1, 2003.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The Company has completed its preliminary evaluation of certain of its interests in VIEs, including (i) special facility revenue bonds, (ii) certain aircraft operating leases with fixed price purchase options, (iii) American's capacity purchase agreements with its Regional Affiliates, (iv) certain fuel consortia arrangements, and (v) a hedge fund investment. The Company has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain entities established by municipalities for the purpose of issuing special facility revenue bonds and certain trusts that are the lessor under certain of its aircraft operating leases (discussed below). Furthermore, the Company has determined that it is neither the primary beneficiary of, nor holds a significant variable interest in, any entities related to the items listed in (iii) through (v) above. As a result, Interpretation 46 is expected to have no impact on the Company's statement of operations or consolidated balance sheet.

  Special facility revenue bonds have been issued by certain municipalities, or entities established by the municipalities for the purpose of issuing the special facility revenue bonds, primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds, with total future payments of approximately $5.2 billion as of September 30, 2003, are guaranteed by American, AMR, or both. These guarantees are not collateralized and can only be invoked in the event American defaults on the lease obligation. The leases do not include residual value guarantees or fixed price purchase options. Of these special facility revenue bonds, $1.9 billion, with total future payments of approximately $4.7 billion, were issued by entities established by municipalities for the purpose of issuing the bonds. Although municipalities are not considered VIEs under Interpretation 46, the Company believes that entities established by municipalities for the purpose of issuing bonds do qualify as VIEs.

  American has 88 operating leases where the lessor is a variable interest entity - a trust - and the lease contains a fixed price purchase option which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of September 30, 2003, future lease payments required under these leases totaled $3.2 billion.

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent's guarantee of a subsidiary's debt to a third party, and 2) a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosures required by Interpretation 45 have been included in Notes 6, 7 and 8 to the consolidated financial statements in the 2002 Form 10-K. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets.

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

16.The  Company includes changes in minimum pension  liabilities, changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended September 30, 2003 and 2002, comprehensive loss was $(22) million and $(897) million, respectively. In addition, for the nine months ended September 30, 2003 and 2002, comprehensive loss was $(1,502) million and $(2,881) million, respectively. The difference between net loss and comprehensive  loss  is  due primarily  to  the  adjustment  to  the
  Company's minimum pension liability, as discussed in Note 6, and the accounting for the Company's derivative financial instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133).

  American enters into jet fuel, heating oil and crude swap and option contracts to dampen the volatility in jet fuel prices. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. During the second quarter of 2003, the termination of these contracts resulted in the collection of approximately $41 million in settlement of the contracts. The gain on these contracts will continue to be deferred in Accumulated other comprehensive loss until the time the original underlying jet fuel hedged is used. Commencing in October 2003, the Company began to enter into new fuel hedging contracts with maturities beyond March 2004 for a portion of its future fuel requirements.

  At September 30, 2003, American had fuel hedging agreements with broker-dealers on approximately 466 million gallons of fuel products. The fair value of the Company's fuel hedging agreements at September 30, 2003, representing the amount the Company would receive to terminate the agreements, totaled $62 million, compared to $212 million at December 31, 2002, and is included in Other current assets.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

17.The following table sets forth the computations of basic and diluted earnings (loss) per share before cumulative effect of accounting change (in millions, except per share data):

<Captions>
                                      Three Months Ended      Nine Months Ended
                                          September 30,         September 30,
                                       2003       2002         2003       2002
  Numerator:
  Net income (loss) before cumulative
   effect of  accounting change -
   numerator for basic and diluted
   earnings (loss) per share          $   1      $(924)      $(1,117)   $(1,994)

  Denominator:
  Denominator  for  basic   earnings
   (loss)     per    share    before
   cumulative  effect of  accounting
   change - weighted-average shares     159        156           158        155
  Effect of dilutive securities:
  Employee options and shares            45          -             -          -
  Assumed treasury shares purchased     (23)         -             -          -
  Dilutive potential common shares       22          -             -          -

  Denominator  for diluted  earnings
   (loss)     per    share    before
   cumulative  effect of  accounting
   change   -   adjusted   weighted-
   average shares                       181        156           158        155

  Basic and diluted earnings (loss)
   per share before cumulative
   effect of accounting change       $  .00     $(5.93)       $(7.08)   $(12.83)

  For  the  nine  months  ended September 30, 2003  approximately  ten million potential dilutive shares were not added to the denominator, because inclusion of such shares would be antidilutive, as compared to approximately two million and five million shares, respectively, for the three and nine months ended September 30, 2002. In addition, for the three and nine months ended September 30, 2003, approximately 17 million shares issuable upon conversion of the Company's 4.25 percent convertible notes discussed in Note 13 were not added to the denominator because the inclusion of such shares would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002

Summary AMR Corporation's (AMR or the Company) net earnings during the third quarter of 2003 were $1 million, or $0.00 per share, as compared to a net loss of $924 million, or $5.93 per share for the same period in 2002. AMR's operating earnings of $165 million increased $1.5 billion compared to the same period in 2002. The
Company's third quarter 2003 results include net special credits of $24 million. Comparatively, the Company's third quarter 2002 results include $718 million in special charges related to the initiatives announced in August 2002 to reduce its costs, reduce capacity, simplify its aircraft fleet and enhance productivity. See Note 5 to the condensed consolidated financial statements for additional information. AMR's principal subsidiary is American Airlines, Inc. (American).

The Company's third quarter 2003 revenues increased slightly year-over-
year   while  capacity  decreased,  resulting  in  some  unit  revenue
(passenger revenue per available seat mile) improvement. Overall,  the
Company's  revenues  increased  approximately  $81  million,  or   1.8
percent,  to $4.6 billion in the third quarter of 2003 from  the  same
period  last  year.   However,  even  with  recent  improvements,  the
Company's revenues are still depressed relative to historical levels. American's passenger revenues increased by 1.4 percent, or $51 million, in the third quarter of 2003 as compared to the same period
in  2002.   American's  third quarter domestic passenger  revenue  per available seat mile (RASM) increased 11.6 percent, to 8.69 cents, on a capacity decrease of 8.9 percent, to 30.0 billion available seat miles
(ASMs). International RASM increased to 9.19 cents, or 0.4 percent, on a capacity increase of 0.4 percent. The increase in international RASM was due to a 0.9 percent increase in Pacific and Latin American RASM, offset by a 0.2 percent decrease in European RASM. The increase in international capacity was driven by a 2.5 percent increase in European ASMs, offset by a 7.4 percent and 0.2 percent reduction in Pacific and Latin American ASMs, respectively.

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2002, American had a capacity purchase agreement with Chautauqua, and revenue prorate agreements with AMR Eagle and Trans States. In 2003, American has capacity purchase agreements with all three carriers. Regional Affiliates' traffic increased 24.4 percent while capacity increased
20.5 percent, to approximately 2.2 billion ASMs.

The Company's operating expenses decreased 24.0 percent, or $1.4 billion. Wages, salaries and benefits decreased 20.2 percent, or $428 million, primarily due to the Labor Agreements and Management Reductions discussed in Note 2 to the condensed consolidated financial statements. Maintenance, materials and repairs decreased 22.8 percent, or $66 million, due primarily to a decrease in airframe and engine volumes at the Company's maintenance bases resulting from a variety of factors, including the retirement of aircraft, the timing of sending engines to repair vendors and a decrease in the number of flights. The Company expects maintenance, materials and repairs costs to increase as aircraft utilization increases and the benefit from retiring aircraft subsides. Aircraft rentals decreased $45 million, or 21.4 percent, due primarily to concessionary agreements with certain lessors and the removal of leased aircraft from service in prior periods. Food service decreased 15.3 percent, or $29 million, due primarily to a decrease in the number of departures and passengers boarded and simplification of catering services. Other operating expenses decreased 16.3 percent, or $116 million, due to decreases in data processing expenses, travel and incidental costs, insurance costs, contract maintenance work that American performs for other airlines, advertising and promotion costs and security costs. Special charges (credits) for the third quarter of 2003 include (i) a $68 million gain resulting from a transaction involving 33 of the Company's Fokker 100 aircraft and related debt and (ii) $39 million related to aircraft charges. Comparatively, Special charges for the third quarter of 2002 included approximately (i) $658 million related to aircraft charges and (ii) $57 million in employee charges. See Note 5 to the condensed consolidated financial statements for additional information regarding Special charges (credits). U.S. government grant includes a $10 million benefit recognized for the reimbursement from the U.S. government under the Air Transportation Safety and System Stabilization Act in 2002.

Other income (expense), historically a net expense, increased $36 million due to the following: Interest expense increased $27 million, or 15.8 percent, resulting primarily from the increase in the Company's long-term debt.

The Company has experienced significant cumulative losses and as a result generated net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses or tax provision being recorded for pretax earnings. The Company's deferred tax asset valuation allowance remained at $903 million as of September 30, 2003.

<Captions>
OPERATING STATISTICS
                                                     Three Months Ended September 30,
                                                          2003             2002
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)                   32,718           33,080
    Available seat miles (millions)                      43,021           45,920
    Cargo ton miles (millions)                              485              498
    Passenger load factor                                  76.0%            72.0%
    Passenger revenue yield per passenger mile cents)     11.63            11.35
    Passenger revenue per available seat mile (cents)      8.84             8.18
    Cargo revenue yield per ton mile (cents)              27.68            27.58
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)             9.43            11.70
    Fuel consumption (gallons, in millions)                 772              839
    Fuel price per gallon (cents)                          85.0             78.0
    Operating aircraft at period-end                        799              826

Regional Affiliates
    Revenue passenger miles (millions)                    1,463            1,176
    Available seat miles (millions)                       2,190            1,817
    Passenger load factor                                  66.8%            64.7%

(*) The Company believes that excluding costs related to Regional Affiliates provides a measure which is more comparable to American's historical operating expenses per ASM. Following is a reconciliation of total operating expenses to operating expenses excluding Regional Affiliates (in millions, except as noted):

                                               Three Months Ended September 30,
                                                        2003         2002
     American Airlines, Inc.
         Total operating expenses (GAAP)              $4,500       $5,409
          Less:Operating expenses incurred
               related to Regional Affiliates            441           33
         Operating expenses excluding expenses
          incurred related to Regional Affiliates     $4,059       $5,376
         American  mainline jet operations
          available seat miles                        43,021       45,920
       Operating expenses per available seat
        mile, excluding Regional Affiliates (cents)     9.43        11.70

Note 1:Certain amounts have been reclassified to conform with the
      2003 presentation.
Note 2:American Airlines, Inc. 2003 operating expenses include expenses incurred related to capacity purchase agreements with Regional Affiliates - American Eagle, Executive, Trans States and Chautauqua, whereas 2002 operating expenses include expenses incurred related to a capacity purchase agreement with Regional Affiliate - Chautauqua.

Operating aircraft at September 30, 2003, included:

<Captions>

 American Airlines Aircraft              AMR Eagle Aircraft
Airbus A300-600R                34       ATR 42                       15
Boeing 737-800                  77       Bombardier CRJ-700           14
Boeing 757-200                 146       Embraer 135                  39
Boeing 767-200                   9       Embraer 140                  59
Boeing 767-200 Extended Range   20       Embraer 145                  46
Boeing 767-300 Extended Range   58       Super ATR                    42
Boeing 777-200 Extended Range   45       Saab 340B                    26
Fokker 100                      48       Saab 340B Plus               25
McDonnell Douglas MD-80        362        Total                      266
 Total                         799

The average aircraft age for American's aircraft is 11.2 years and AMR Eagle's aircraft is 6.1 years.

Of the operating aircraft listed above, one Airbus A300-600R, eight Boeing 767-200s, five Boeing 767-200 ERs and 25 McDonnell Douglas MD-80 aircraft were in temporary storage as of September 30, 2003.

In addition, the following owned and leased aircraft were not operated by the Company as of September 30, 2003: five operating leased Boeing 757-200s, three operating leased McDonnell Douglas DC-9s, three operating leased McDonnell Douglas MD-80s, 18 owned Fokker 100s, ten owned Embraer 145s and 38 capital leased and five owned Saab 340Bs.

In 2003, AMR Eagle agreed to sell 19 ATR 42 aircraft to Federal Express, Inc., with deliveries beginning in June 2003 and ending in December 2004 and American agreed to sell 14 Fokker 100 aircraft to a buyer, with deliveries beginning in September 2003 and ending in August 2004. As of September 30, 2003, four ATR 42 and two Fokker 100 aircraft have been delivered.

For the Nine Months Ended September 30, 2003 and 2002

Summary The Company's net loss for the nine months ended September 30, 2003 was $1.1 billion, or $7.08 per share, as compared to a net loss of $3.0 billion, or $19.19 per share for the same period in 2002. The Company's 2003 results include (i) $358 million in security cost reimbursements received under the Emergency Wartime Supplemental
Appropriations Act, 2003 (the Act) (see Note 4 to the condensed consolidated financial statements for additional information) and $77 million in special charges. The Company's 2002 results include (i) a one-time, non-cash charge to record the cumulative effect of a change in accounting, effective January 1, 2002, of $988 million, or $6.36 per share, to write-off all of AMR's goodwill upon the adoption of Statement of Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" (see Note 15 to the condensed consolidated financial statements) and (ii) $718 million in special charges related to the initiatives announced in August 2002 to reduce its costs, reduce capacity, simplify its aircraft fleet and enhance productivity. See Note 5 to the condensed consolidated financial statements for additional information. AMR's operating loss of $617 million decreased $2.0 billion compared to the same period in 2002.

The Company's 2003 revenues decreased year-over-year, but at a slower rate than its capacity. The Company's revenues through April continued to be negatively impacted by the economic slowdown, the war in Iraq and the outbreak of SARS. These trends however, began to reverse in
May  and  continued to show improvement through September,  and  while capacity decreased year-over-year, the Company showed some unit revenue improvement. Overall, the Company's revenues decreased approximately $146 million, or 1.1 percent, to $13.0 billion in 2003 from the same period in 2002. American's passenger revenues decreased by 2.2 percent, or $242 million, in 2003 from the same period in 2002. American's domestic revenue per available seat mile (RASM) for the nine months ended September 30, however, increased 4.1 percent, to
8.64 cents, on a capacity decrease of 6.9 percent, to 87.7 billion available seat miles (ASMs). International RASM decreased to 8.75 cents, or 1.1 percent, on a capacity increase of 1.2 percent. The decrease in international RASM was due to a 14.5 percent and 0.2 percent decrease in Pacific and Latin American RASM slightly offset by a 0.7 percent increase in European RASM. The increase in international capacity was driven by a 7.1 percent and 2.9 percent increase in Pacific and European ASMs, respectively, slightly offset by a 1.2 percent reduction in Latin American ASMs.

In 2002, American had a capacity purchase agreement with Chautauqua, and revenue prorate agreements with AMR Eagle and Trans States. In 2003, American has capacity purchase agreements with all three carriers. Regional Affiliates' traffic increased 19.0 percent in 2003 while capacity increased 18.6 percent, to approximately 6.3 billion ASMs.

Other revenues increased 7.4 percent, or $54 million, due primarily to increases in ticket change fees coupled with changes to the Company's change fee arrangements with travel agencies, increases in airfreight service fees due primarily to fuel surcharges, increases in AAdvantage fees and increases in employee travel service charges, somewhat offset by decreases in contract maintenance work that American performs for other airlines.

The Company's operating expenses decreased 13.8 percent, or $2.2 billion. Wages, salaries and benefits decreased 10.5 percent, or $667 million, primarily due to the Labor Agreements and Management Reductions discussed in Note 2 to the condensed consolidated financial statements. Aircraft fuel expense increased 10.5 percent, or $197 million, due primarily to an 18.3 percent increase in American's average price per gallon of fuel but was somewhat offset by a 7.0 percent decrease in American's fuel consumption. Commissions, booking fees and credit card expense decreased 12.7 percent, or $116 million, due primarily to the benefit from the changes in the commission structure implemented in March 2002 and a 1.6 percent decrease in passenger revenues. Maintenance, materials and repairs decreased 23.7 percent, or $199 million, due primarily to a decrease in airframe and engine volumes at the Company's maintenance bases resulting from a variety of factors, including the retirement of aircraft, the timing of sending engines to repair vendors and a decrease in the number of flights; and the receipt of certain vendor credits. The Company expects maintenance, materials and repairs costs to increase as aircraft utilization increases and the benefit from retiring aircraft subsides. Aircraft rentals decreased $118 million, or 18.2 percent, due primarily to concessionary agreements with certain lessors and the removal of leased aircraft from service in prior periods. Food service decreased 14.7 percent, or $79 million, due primarily to a decrease in the number of departures and passengers boarded and simplification of catering services. Other operating expenses decreased 9.7 percent or $200 million due to decreases in data processing expenses, travel and incidental costs, insurance costs, contract maintenance work that American performs for other airlines, advertising and promotion costs and security costs. Special charges for the nine months ended September 30 include (i) a $68 million gain resulting from a transaction involving 33 of the Company's Fokker 100 aircraft and related debt, (ii) $76 million in employee charges, (iii) $50 million in facility exit costs and (iv) $39 million related to aircraft charges offset by a $20 million aircraft related credit to finalize prior accruals. Comparatively, Special charges in 2002 included approximately (i) $658 million related to aircraft charges and (ii) $57 million in employee charges. See Note 5 to the condensed consolidated financial statements for additional information regarding Special charges. U.S. government grant includes a $358 million benefit recognized for the reimbursement of security service fees from the U.S. government under the Act in 2003 and a $10 million benefit recognized for the reimbursement from the U.S. government under the Air Transportation Safety and System Stabilization Act in 2002.

Other income (expense), historically a net expense, increased $119 million due to the following: Interest income decreased 24.1 percent, or $13 million, due primarily to lower short-term investment balances and a decrease in interest rates. Interest expense increased $79 million, or 15.8 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net decreased $14 million, primarily due to the write-down of certain investments held by the Company during the first quarter of 2003.

As discussed above, due to the Company's cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6 to the condensed consolidated financial statements. The Company's deferred tax asset valuation allowance increased $533 million in 2003, to $903 million as of September 30, 2003.

The effective tax rate for the nine months ended September 30, 2002 was impacted by a $57 million charge resulting from a provision in Congress' economic stimulus package that changed the period for carrybacks of net operating losses (NOLs).

<Captions>
OPERATING STATISTICS
                                                      Nine Months Ended September 30,
                                                          2003            2002
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)                   90,736           92,276
    Available seat miles (millions)                     123,861          129,968
    Cargo ton miles (millions)                            1,468            1,478
    Passenger load factor                                  73.3%            71.0%
    Passenger revenue yield per passenger mile (cents)    11.84            11.90
    Passenger revenue per available seat mile (cents)      8.67             8.45
    Cargo revenue yield per ton mile (cents)              27.86            27.82
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)            10.12            11.27
    Fuel consumption (gallons, in millions)               2,224            2,392
    Fuel price per gallon (cents)                          87.3             73.8

Regional Affiliates
    Revenue passenger miles (millions)                    4,017            3,375
    Available seat miles (millions)                       6,286            5,301
    Passenger load factor                                  63.9%            63.7%

(*) The Company believes that excluding costs related to Regional Affiliates provides a measure which is more comparable to American's historical operating expenses per ASM. Following is a reconciliation of total operating expenses to operating expenses excluding Regional Affiliates (in millions, except as noted):

<Captions>
                                               Nine Months Ended September 30,
                                                      2003        2002
     American Airlines, Inc.
         Total operating expenses (GAAP)            $13,843     $14,736
         Less: Operating expenses incurred
               related to Regional Affiliates         1,306          92
         Operating expenses excluding expenses
          incurred related to Regional Affiliates   $12,537     $14,644
         American mainline jet operations
          available seat miles                      123,861     129,968
         Operating expenses per available seat mile,
          excluding Regional Affiliates (cents)       10.12       11.27

Note 1: Certain amounts have been reclassified to conform with the
        2003 presentation.
Note 2: American Airlines, Inc. 2003 operating expenses include expenses incurred related to capacity purchase agreements with Regional Affiliates - American Eagle, Executive, Trans States and Chautauqua, whereas 2002 operating expenses include expenses incurred related to a capacity purchase agreement with Regional Affiliate - Chautauqua.

LIQUIDITY AND CAPITAL RESOURCES

In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million
- Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

In April 2003, American reached agreements with its three major unions (the Labor Agreements) and implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions and $0.8 billion relate to changes in work rules, which have resulted in job reductions and will continue to result in additional job reductions through June 2004. As a result of work rule related job reductions, the Company incurred $60 million in severance charges in 2003 (see Note 5 to the condensed consolidated financial statements for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will continue to be phased in over time. In connection with the changes in wages, benefits and work rules, the Company granted approximately 38 million shares of AMR stock to American's employees (excluding officers) in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 to the condensed consolidated financial statements for additional information).

In addition, the Company and American have reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company or American will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company issued approximately 2.5 million shares of AMR's common stock to Vendors. As of September 30, 2003, the annual cost savings from the Vendors are estimated to be over $200 million.

The Company's revenue environment improved during the second and third quarters of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May through September 2003. Even with this improvement, however, the Company's revenues are still depressed relative to historical levels. Moreover, the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see a combination of continued improvement in the revenue environment, cost reductions and productivity improvements before it can return to sustained profitability at acceptable levels.

To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued
access  to  additional funding, most likely through a  combination  of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces; the struggling economy; high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East; historically low fare levels and the general competitive environment; the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels; uncertainties with respect to the Company's international operations; changes in its business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of SARS; the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements; and the availability of future financing. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

During 2001 and 2002, the Company raised approximately $8.3 billion of funding to finance capital commitments and to fund operating losses. The Company expects that it will need to continue to raise capital until such time as the Company has achieved acceptable levels of sustained profitability over a significant period of time. The Company had approximately $2.7 billion in unrestricted cash and short-term investments as of September 30, 2003. The Company's possible future financing sources include: (i) a limited amount of additional secured aircraft debt (virtually all of the Company's Section 1110-eligible aircraft are encumbered), (ii) securitization of future operating receipts, (iii) debt secured by other assets, (iv) sale-leaseback transactions of owned aircraft, (v) the potential sale of certain non-core assets, (vi) unsecured debt and (vii) equity. However, the availability and level of these financing sources cannot be assured, particularly in light of the fact that the Company has fewer unencumbered assets available than it had in the past. To the extent that the Company's revenues deteriorate beyond normal seasonal trends or it is unable to access capital markets and raise additional capital, the Company may be unable to fund its obligations and sustain its operations.

The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2002 that it was actively pursuing a possible sale of AMR Investment Services, Inc. The Company has decided not to pursue a sale at this time.

In September 2003, the Company reached an agreement to sell its interest in Hotwire (Hotwire.com), a discount travel website company, pending regulatory approval. The Company expects to receive regulatory approval in the fourth quarter of 2003. If the sale becomes final, the Company expects to receive approximately $80 million in proceeds, the majority of which would be recognized as a gain.

In July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at 3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

In September 2003, the Company issued $300 million principal amount of its 4.25 percent senior convertible notes due 2023 in a private placement. Each note is convertible into AMR common stock at a conversion rate of 57.61 shares per $1,000 principal amount of notes (which represents an equivalent conversion price of $17.36 per share), subject to adjustment in certain circumstances. These notes are guaranteed by American.

The  notes  are convertible under certain circumstances, including  if
(i) the closing sale price of the Company's common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of the Company's common stock falls below a certain level for a specified period of time, (iii) the Company calls the notes for redemption, or
(iv) certain corporate transactions occur. Holders of the notes may require the Company to repurchase all or any portion of the notes on September 23, 2008, 2013 and 2018 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. The Company may pay the purchase price in cash, common stock or a combination of cash and common stock. After September 23, 2008, the Company may redeem all or any portion of the notes for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date.

Also in September 2003, American transferred its two headquarters buildings located in Fort Worth, Texas to AA Real Estate Holding L.P., a wholly owned consolidated subsidiary of American. AA Real Estate Holding L.P. leased the buildings back to American pursuant to a triple-net lease, and used the buildings and the lease as security for a loan consisting of four notes, in the aggregate principal amount of $100.6 million, which is reflected as debt in the condensed consolidated balance sheet of the Company. Each note corresponds to a separate class of AA/Ft. Worth HQ Finance Trust Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates, Series 2003 (the Certificates) issued by the AA/Ft. Worth HQ Finance Trust, which is not a subsidiary of American, in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Certificates and corresponding notes have an average effective interest rate of 7.2 percent and a final maturity in 2010.

During the nine-month period ended September 30, 2003, American and AMR Eagle borrowed approximately $852 million under various debt agreements related to the purchase of aircraft, including certain seller financed agreements. These debt agreements are secured by the related aircraft and have effective interest rates which are fixed or variable based on London Interbank Offered Rate (LIBOR) plus a spread and mature over various periods of time through 2019. As of September 30, 2003, the effective interest rate on these agreements ranged up to
9.12 percent.

The Company's significant indebtedness could have important consequences, such as (i) limiting the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general purposes, (ii) requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, (iii) making the Company more vulnerable to economic downturns, limiting its ability to withstand competitive pressures and reducing its flexibility in responding to changing business and economic conditions, and (iv) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

AMR and American's credit ratings are significantly below investment grade. In February 2003, Moody's downgraded the senior implied rating for AMR, the senior unsecured ratings of both AMR and American and the ratings of most of American's secured debt. Also in February 2003, Standard & Poor's lowered its long-term corporate credit ratings for both AMR and American, lowered the senior secured and unsecured debt ratings of AMR, and lowered the secured debt rating of American. American's short-term rating was withdrawn. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. In March 2003, Standard & Poor's further lowered its long-term corporate credit ratings for both AMR and American, lowered the senior secured and unsecured debt ratings of AMR, and lowered the secured debt rating of American. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. These previous reductions have increased the Company's borrowing costs. On June 9, 2003, Moody's affirmed the ratings of AMR and American, removed the ratings from review for possible downgrade, and gave the ratings a negative outlook. On June 20, 2003, Standard & Poor's raised its ratings of AMR and American and removed the ratings from CreditWatch. On September 4, 2003, Standard & Poor's lowered its credit ratings on some of American's enhanced equipment trust certificates as part of an industry wide downgrade of selected aircraft-backed debt collateralized wholly or partially by Boeing or McDonnell Douglas aircraft introduced into service during the 1980s, including Boeing 757-200 and McDonnell Douglas MD-80 aircraft. On October 22, 2003, Standard & Poor's revised the outlook on its long-term ratings on AMR and American to stable. Additional significant reductions in AMR's or American's credit ratings would further increase its borrowing or other costs and further restrict the availability of future financing.

In March 2003, Standard & Poor's removed AMR's common stock from the S&P 500 index.

American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and
(iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at September 30, 2003, if the Company is adversely affected by the risk factors discussed in
Note 2 to the condensed consolidated financial statements or elsewhere in this Report, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Any failure to satisfy this requirement, if not waived, would result in a default under this facility and could trigger defaults under other debt arrangements.

In addition, as part of the modification of financial covenants, the required ratio of EBITDAR to fixed charges under the facility was reduced until the measurement period ending December 31, 2004, and the next test of such cash flow coverage ratio was postponed until March 31, 2004. The effective interest rate on the facility as of September 30, 2003 is 4.68 percent and will be reset on March 17, 2004. At American's option, interest on the facility can be calculated on one of several different bases. In most instances, American would anticipate choosing a floating rate based upon LIBOR.

In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, 2003 (the Act), which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs, which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspended the collection of the passenger security fee from June 1, 2003 until September 30, 2003 and authorized the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors was $23 million and was recorded as a basis reduction to capitalized flight equipment in the third quarter of 2003.

The Company has restricted cash and short-term investments related to projected workers' compensation obligations and various other obligations of $540 million as of September 30, 2003. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

As of September 30, 2003, the Company has approximately $241 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

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

In addition, certain of the Vendor Agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including:
(i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $17 million in additional operating lease payments and $6 million in additional payments related to capital leases as of September 30, 2003. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

As part of the Vendor Agreements discussed in Note 2 to the condensed consolidated financial statements, American sold 33 Fokker 100 aircraft (with a minimal net book value) in the third quarter of 2003. American also issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, and entered into short-term leases on these aircraft. Furthermore, the Company issued shares of AMR common stock as discussed in Note 2 to the condensed consolidated financial statements. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was restructured. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft,
(iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company's interest rate swap agreements related to the debt that has been restructured, the Company recognized a gain of approximately $68 million in the third quarter of 2003. If the conditions described above do not occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

Net cash provided by operating activities in the nine-month period ended September 30, 2003 was $809 million, an increase of $1.3 billion over the same period in 2002. Included in net cash provided by operating activities the first nine months of 2003 was the receipt of a $572 million federal tax refund and the receipt of $358 million from the government under the Act. Included in net cash used by operating activities for the first nine months of 2002 was approximately $658 million received by the Company as a result of the utilization of its 2001 NOLs. Capital expenditures for the first nine months of 2003 were $1.1 billion, $649 million of which was seller financed, and included the acquisition of nine Boeing 767-300ERs, two Boeing 777-200 ERs, 16 Embraer 140s and six Bombardier CRJ-700 aircraft.

In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

As of September 30, 2003, the Company had commitments to acquire the following aircraft: six Embraer regional jets and five Bombardier CRJ-700s in 2003; an aggregate of 74 Embraer regional jets and six Bombardier CRJ-700s in 2004 through 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $217 million during the remainder of 2003, $755 million in 2004, $699 million in 2005 and an aggregate of approximately $2.7 billion in 2006 through 2010. The Company has pre-arranged financing or backstop financing for all of its aircraft deliveries through June 2005.

Boeing Capital provided backstop financing for all Boeing aircraft deliveries in 2003. In return, American granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

On July 16, 2003, the Company announced that it would reduce the size of its St. Louis hub, effective November 1, 2003. As a result of this action, the Company expects to record additional charges in the fourth quarter of 2003, as the reductions occur, primarily employee severance and benefits charges and facility exit costs. Furthermore, the Company expects to incur additional aircraft charges in the fourth quarter of 2003 related to the retirement of additional operating leased Boeing 757 aircraft.

Special facility revenue bonds have been issued by certain municipalities, or entities established by the municipalities for the purpose of issuing the special facility revenue bonds, primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.2 billion as of September 30, 2003) are guaranteed by American, AMR, or both. Approximately $730 million of these special facility
revenue   bonds  contain  mandatory  tender  provisions  that  require
American to repurchase the bonds at various times through 2008. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally be considered prepaid facility rentals and would reduce future operating lease commitments. Special facility revenue bonds with a principal balance of $198 million have mandatory tender provisions that will be triggered in November 2003. The Company anticipates that these bonds will not be remarketed at this time, but may be remarketed or refunded if market conditions become more favorable.

The   following  table  summarizes  the  Company's  obligations   and
commitments as of September 30, 2003, to be paid in 2003 through 2007 (in millions):

<Captions>

Nature of commitment                2003(6)    2004      2005   2006   2007
Operating lease payments for
 aircraft and facility
 obligations (1)                    $466     $1,086    $1,029   $963   $941
Firm aircraft commitments (2)        217        755       699    698    730
Fee per block hour commitments (3)    41        164       166    167    168
Long-term debt (4)                   154        594     1,379  1,155  1,102
Capital lease obligations             45        321       252    252    187
Other commitments (5)                  -        158       158    158    158

Total obligations and commitments   $923     $3,078    $3,683 $3,393 $3,286

   (1) Certain special facility revenue bonds issued by municipalities - which are supported by operating leases executed by American - are guaranteed by AMR and American.
   (2) Substantially all of the 2003 and 2004 commitment is supported by committed financing.
   (3) Includes expected payments based on projected volumes rather than minimum required payments.
   (4)  Excludes related interest amounts.
   (5) Includes noncancelable commitments to purchase goods or services, primarily information technology support. Other commitments for the remainder of 2003 are not significant.
   (6)  Amounts are as of September 30, 2003.

In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). The Company's 2003 minimum required contributions to its defined benefit pension plans were approximately $186 million (all of which had been contributed by September 15, 2003) and the Company's estimated 2004 minimum required contributions to its defined benefit pension plans are between $550 and $650 million. In addition, in 2003, the Company has contributed $145 million to its defined contribution pension plans. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as pension plan benefit levels, interest rate levels and the amount and timing of asset returns, the Company is not able to reasonably estimate the amount of future required contributions to its defined benefit pension plans beyond 2004. However, based on the current regulatory environment and market conditions, the Company expects that its 2005 minimum required contributions to its defined benefit pension plans will significantly exceed its 2004 minimum required contributions.

OTHER INFORMATION

A provision in the scope clause of American's prior contract with the Allied Pilots Associations (APA) limited the number of available seat miles (ASMs) and block hours that could be flown under American's marketing code (AA) by American's regional carrier partners when American pilots are on furlough (the so-called ASM cap). To ensure that American remained in compliance with the ASM cap, American and AMR Eagle took several steps in 2002 to reduce the number of ASMs flown by American's wholly-owned commuter air carriers. As one of those measures, AMR Eagle signed a letter of intent to sell Executive Airlines, its San Juan-based subsidiary.

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

The Labor Agreement with the APA (one of the Labor Agreements), ratified in April 2003, modified the provisions in the APA contract described in the immediately preceding two paragraphs to give the
Company more flexibility with its American Eagle operations. The limitations on the use of regional jets were substantially reduced and are now tied to 110 percent of the size of American's narrowbody aircraft fleet. As a consequence of these modifications, it is no longer necessary to use Trans States' AX marketing code on flights operated by Trans States as AmericanConnection, and AMR Eagle has discontinued its plans to sell Executive Airlines. In addition, AMR Eagle has revised its agreement to dispose of 14 Embraer ERJ-145 aircraft to include ten rather than 14 aircraft.

The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft. As a result of the September 11, 2001 events, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they have significantly increased the premiums for such coverage as well as for aviation insurance in general. The U.S. government has provided commercial war-risk insurance for U.S. based airlines until
December 10, 2003 covering losses to employees, passengers, third parties and aircraft. The Company believes this insurance coverage will be extended beyond December 10, 2003 because the Act provides for the insurance to remain in place until August 31, 2004, and the
Department of Transportation has stated its intent to do so. In addition, the Secretary of Transportation may extend the policy until December 31, 2004, at his discretion. However, there is no assurance that it will be extended. In the event the commercial insurance carriers further reduce the amount of insurance coverage available to the Company or significantly increase the cost of aviation insurance, or if the Government fails to renew the war-risk insurance that it provides, the Company's operations and/or financial position and results of operations would be materially adversely affected.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, expectations as to future financing needs, overall economic conditions and plans and objectives for future operations, the impact on the Company of the events of September 11, 2001 and of its results of operations for the past two years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of risk factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the uncertain financial and business environment the Company faces; the struggling economy; high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East; historically low fare levels and the general competitive environment; the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels; uncertainties with respect to the Company's international operations; changes in its business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of SARS; the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit agreements; and the availability of future financing. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2002 and the Form 10-Qs for the quarters ended March 31, 2003 and June 30, 2003.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude swap and option contracts. As of September 30, 2003, the Company had hedged approximately 28 percent of its expected fuel needs for the remainder of 2003, approximately 20 percent of its expected first quarter 2004 fuel needs and an insignificant percentage of its expected fuel needs beyond the first quarter of 2004, compared to approximately 32 percent of its estimated 2003 fuel requirements, 15 percent of its estimated 2004 fuel requirements, and approximately four percent of its estimated 2005 fuel requirements hedged at December 31, 2002. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. Commencing in October 2003, the Company began to enter into new fuel hedging contracts with maturities beyond March 2004 for a portion of its future fuel requirements. The Company's reduced credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company's ability to hedge fuel in the future. For additional information see Note 16 to the condensed consolidated financial statements.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls as of September 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas (United States v. AMR Corporation, et al, No. 99-1180-JTM, United States District Court for the District of Kansas). The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment (United States v. AMR Corporation, et al, No. 01-3203, United States District Court of Appeals for the Tenth Circuit), and on September 23, 2002, the parties presented oral arguments to the 10th Circuit Court of Appeals, which affirmed the summary judgment on July 3, 2003. The U.S Department of Justice has indicated that it does not intend to appeal the decision of the 10th Circuit Court of Appeals.

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

On May 13, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et. al., pending in the Federal Court of Canada, Trial Division, Montreal, filed a statement of claim alleging that between 1995 and the present, American, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of Section 45 of the Competition Act of Canada. The named plaintiffs seek to certify a nationwide class of travel agents. Plaintiffs have filed a motion for class certification, but that motion has not yet been decided. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies would have an adverse impact on the Company.

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

                                PART II

Item 2.  Changes in Securities and Use of Proceeds

On September 23, 2003, the Company sold $300 million principal amount of its 4.25% Senior Convertible Notes due 2023 to Citigroup Global Markets, Inc. for $292.5 million (net of initial purchaser's discounts of $7.5 million). The notes were issued in a private placement under the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Citigroup informed the Company that the notes were resold to "qualified institutional buyers", as defined in Rule 144A under the Securities Act, in transactions exempt from registration in accordance with Rule 144A.

Each note is convertible into AMR common stock at a conversion rate of
57.61 shares per $1,000 principal amount of notes (which represents an equivalent conversion price of $17.36 per share), subject to adjustment in certain circumstances. These notes are guaranteed by American. The Company expects to use the proceeds of the sale for working capital and general corporate purposes.

The  notes  are convertible under certain circumstances, including  if
(i) the closing sale price of the Company's common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of the Company's common stock falls below a certain level for a specified period of time, (iii) the Company calls the notes for redemption, or
(iv) certain corporate transactions occur. Holders of the notes may require the Company to repurchase all or any portion of the notes on September 23, 2008, 2013 and 2018 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. The Company may pay the purchase price in cash, common stock or a combination of cash and common stock. After September 23, 2008, the Company may redeem all or any portion of the notes for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date.

Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 133,307,282 shares of common stock, or 85 percent of shares outstanding, were represented at the annual meeting of stockholders on May 21, 2003 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Elected as directors of the Corporation, each receiving a minimum of 121,000,000 votes were:

Gerard J. Arpey                         Ann McLaughlin Korologos
John W. Bachmann                        Michael A. Miles
David L. Boren                          Philip J. Purcell
Edward A. Brennan                       Joe M. Rodgers
Armando M. Codina                       Judith Rodin, Ph.D.
Earl G. Graves                          Roger T. Staubach

Stockholders  ratified  the appointment  of  Ernst  &  Young  LLP  as
independent  auditors for the Corporation for  2003.   The  vote  was
130,625,037 in favor, 2,471,054 against and 211,191 abstaining.

A stockholder proposal to recommend that the Company affirm its political non-partisanship - submitted by Mrs. Evelyn Y. Davis - was defeated. The vote was 3,276,672 in favor, 48,695,235 against, 3,996,780 abstaining, and 77,338,595 not voting.

A stockholder proposal to recommend that the Company annually submit to a shareholder vote any poison pill adopted since the previous annual meeting - submitted by Mr. John Chevedden - was approved. The vote was 29,464,351 in favor, 25,991,408 against, 512,928 abstaining and 77,338,595 not voting.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

3.1  Amendments to the AMR Corporation Certificate of Incorporation.

3.2  Bylaws of AMR Corporation, amended as of April 24, 2003.

10.1 Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended.

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2003 and 2002.

13.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a).

13.2 Certification of Chief Financial Officer pursuant to  Rule
     13a-14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

   On July 3, 2003, AMR filed an amended report on Form 8-K to provide additional information regarding the unit cost expectations provided in its June 25, 2003 report on Form 8-K.

   On August 1, 2003, AMR filed a report on Form 8-K to provide unit revenue expectations for July, capacity estimates for the remainder of 2003 and 2004 and highlights of an agreement with Sabre covering
American Airlines' participation in Sabre's Direct Connect
Availability program.

   On September 18, 2003, AMR filed a report on Form 8-K relating to a press release issued by AMR to announce the pricing of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 of $300 million principal amount of
4.25 percent senior convertible notes due 2023.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

    On July 11, 2003, AMR furnished a report on Form 8-K to announce AMR's intent to host a conference call on July 16, 2003 with the financial community relating to its second quarter 2003 results.

    On September 29, 2003, AMR furnished a report on Form 8-K to announce AMR's intent to host a conference call on October 22, 2003 with the financial community relating to its third quarter 2003 results.

Form 8-Ks filed under Item 12 - Disclosure of Results of Operations and Financial Condition

   On July 16, 2003, AMR filed a report on Form 8-K to furnish a press release issued by AMR to announce its second quarter 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  October 24, 2003        BY: /s/ Jeffrey C. Campbell
                               Jeffrey C. Campbell
                               Senior Vice President and Chief
                               Financial Officer