Form 10-K
period 2003-12-31
AMR CORP
filed 2004-02-27
CIK 6201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number	1-8400.

AMR Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-1825172

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd. Fort Worth, Texas	76155

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(817) 963-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, $1 par value per share	New York Stock Exchange
9.00% Debentures due 2016	New York Stock Exchange
7.875% Public Income Notes due 2039	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $1.7 billion. As of February 20, 2004, 159,584,639 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2004.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Deferred Compensation Agreement-John W. Bachmann
Deferred Compensation Agreement-Edward A. Brennan
Deferred Compensation Agreement-David L. Boren
Deferred Compensation Agreement-Armando M. Codina
Deferred Compensation Agreement-Earl G. Graves
Deferred Compensation Agreement-Ann M. Korologos
Deferred Compensation Agreement-Michael A. Miles
Deferred Compensation Agreement-Philip J. Purcell
Deferred Compensation Agreement-Joe M. Rodgers
Deferred Compensation Agreement-Judith Rodin
Deferred Compensation Agreement-Roger T. Staubach
1998 Long-Term Incentive Plan, as Amended
Current Form of Stock Option Agreement
Current Form of Deferred Stock Award Agreement
2003-2005 Performance Unit Agreement
Executive Termination Benefits Agreement-R. Reding
Executive Termination Benefits Agreement-J. Beer
Employment Agreement-William K. Ris, Jr.
Computation of Ratio of Earnings to Fixed Charges
Significant Subsidiaries
Consent of Independent Auditors
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906

PART I

ITEM 1. BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR’s operations fall almost entirely in the airline industry. AMR’s principal subsidiary, American Airlines, Inc. (American Airlines), was founded in 1934. On April 9, 2001, American Airlines (through a wholly owned subsidiary, TWA Airlines LLC (TWA LLC)) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA), the eighth largest U.S. carrier. American Airlines, including TWA LLC (collectively, American), is the largest scheduled passenger airline in the world. At the end of 2003, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system.

In addition, AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines, which do business as “American Eagle” — American Eagle Airlines, Inc. and Executive Airlines, Inc. (Executive) (collectively, the American Eagle carriers). American also contracts with three independently owned regional airlines, which do business as the “American Connection” (the American Connection carriers). The American Eagle carriers and the American Connection carriers provide connecting service from eight of American’s high-traffic cities to smaller markets throughout the United States, Canada and the Caribbean.

AMR Investment Services, Inc. (AMR Investment), a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of assets of AMR’s employee benefit plans, as well as its short-term investments. It also serves as the investment manager of the American AAdvantage Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services. As of December 31, 2003, AMR Investment was responsible for management of approximately $30.2 billion in assets, including direct management of approximately $14.3 billion in short-term fixed income investments.

A. Recent Events

The events of the past several years have had a material adverse impact on the Company’s finances. The Company incurred operating losses of $0.8 billion, $3.3 billion and $2.5 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred net losses of $1.2 billion, $3.5 billion and $1.8 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

These losses reflect, among other things, a substantial decrease in the Company’s revenues, which began in early 2001. The revenue decrease has been driven by a number of factors, some of which the Company believes will persist indefinitely or permanently. These factors include: (i) a steep fall-off in the demand for air travel, particularly business travel, primarily caused by weakness in the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers, especially business travelers, increasing competition from low-cost carriers (LCCs) and the continuing increase in pricing transparency resulting from the use of the Internet and (iii) the aftermath of the terrorist attacks of September 11, 2001, which accelerated and exacerbated the trend of decreased demand and reduced industry revenues.

In response to decreased demand following the events of September 11, 2001, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs. Subsequent to these reductions, the Company determined that achieving $4 billion in annual capacity-independent cost savings was necessary to offset the revenue decline and initiated the following restructuring activities to realize this goal:

•	In 2002, the Company announced a series of initiatives to reduce its annual costs by $2 billion. These initiatives are being implemented through 2005, and involve: (i) scheduling efficiencies, including the de-peaking of certain of its hubs, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. As a result of the initiatives, the Company reduced an estimated 7,000 jobs by March 2003.

•	In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management. In addition, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements), resulting in approximately $200 million in annual cost savings. Generally, under the terms of these Vendor Agreements, the Company or American receives the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

In the second quarter of 2003, in conjunction with some improvement in the U.S. economy, the Company’s revenue environment began to improve, as reflected in higher unit revenues (revenue per available seat mile) in May through December 2003, when compared to May through December 2002, respectively. Even with this improvement, however, the Company’s revenues remain depressed relative to historical levels. The Company therefore needs to see continued improvement in the revenue environment, additional cost reductions and further productivity improvements before it can return to sustained profitability at acceptable levels.

In 2003, the Company announced the Turnaround Plan, a four tenet plan designed to achieve sustained profitability.

•	Lower Costs To Compete: As discussed above, one of the Company’s critical goals is to reduce costs by $4 billion annually, including $2 billion from strategic initiatives, $1.8 billion from labor cost savings and $200 million from vendors, suppliers and creditors. Progress toward this goal helped the Company achieve a significant year-over-year decline in costs per available seat mile in the fourth quarter of 2003 and in 2003 as a whole. If not for rising fuel prices, the Company’s progress in reducing costs would have been even more significant. The Company has returned underused gate space, consolidated terminal space, de-peaked its Chicago and Dallas/Fort Worth hub schedules (with its Miami hub to be de-peaked in 2004), closed a reservations center, reduced the size of its St. Louis hub, accelerated the retirement of certain aircraft, and improved aircraft utilization across its fleet.

•	Fly Smart, Give Customers What They Value: This tenet focuses on customer service and revenue production, with emphasis on improving the Company’s relative revenue performance compared to others in the airline industry. Actions in this area include adding seats to American’s Boeing 757 and Airbus A300 fleets and restructuring the hubs at Chicago, Dallas/Fort Worth and St. Louis. Another step is expanding alliances. The Company’s progress includes a domestic codeshare with Alaska Airlines, governmental approval of codesharing with British Airways, the addition of SWISS International to the oneworld alliance, and the recently announced codeshare linkage with Mexicana (which, subject to governmental approvals, will be launched in April 2004).

•	Pull Together, Win Together: Fostering greater cooperation than ever with employees, the Company has launched an unprecedented level of openness with employee groups and labor unions. The Company’s President and Chief Executive Officer holds regular “Town Hall"-style meetings with employees, and its Chief Financial Officer meets monthly with union leaders to discuss the Company’s financial results with them in much the same way as he briefs AMR’s Board of Directors. In addition, the Company has engaged a firm that works to bring union groups and management together, to help to promote a philosophy of active involvement.

•	Build A Financial Foundation For Our Future: The Company ended the fourth quarter of 2003 with $2.6 billion in unrestricted cash and short-term investments and $527 million in restricted cash and short-term investments. The Company had $1.3 billion in unrestricted cash and short-term investments and $550 million in restricted cash and short-term investments at the close of the first quarter of 2003. From April 1 to December 31, 2003, cash flows from operations totaled $1.1 billion. The Company has also been able to sell some non-core assets, such as its stakes in Worldspan, a computer reservations company; Hotwire, a discount travel website company; and a portion of its stake in Orbitz, a travel planning website.

The Company believes that it has sufficient liquidity to fund its operations, including capital expenditures and commitments. However, to maintain sufficient liquidity over the long-term as the Company continues to implement the Turnaround Plan and seeks to return to sustained profitability at acceptable levels, the Company will need continued access to additional funding. In addition, the Company’s ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company’s control. Some of the risk factors that have had and/or may have a negative impact on the Company’s business and financial results are discussed in Risk Factors under Item 7. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets, it may be unable to fund its obligations and sustain its operations in the long-term.

B. Competition

Major Competitors The domestic airline industry is fiercely competitive. Currently, any U.S. air carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates five hubs: Dallas/Fort Worth (DFW), Chicago O’Hare, Miami, St. Louis and San Juan, Puerto Rico. Delta Air Lines (Delta) and United Air Lines (United) also have hub operations at DFW and Chicago O’Hare, respectively. The American Eagle carriers increase the number of markets the Company serves by providing connections at American’s hubs and certain other major airports — Boston, Los Angeles, Raleigh/Durham and New York’s LaGuardia and John F. Kennedy International Airports. The American Connection carriers provide connecting service to American through St. Louis. American’s competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.

On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one domestic airline including: AirTran Airways, Alaska Airlines, America West Airlines, ATA Airlines, Continental Airlines (Continental), Delta, Frontier Airlines, JetBlue Airways, Northwest Airlines (Northwest), Southwest Airlines, United and US Airways, and their affiliated regional carriers. Competition is even greater between cities that require a connection, where the major airlines may compete via their respective hubs. In addition, the Company faces competition on some of its routes from carriers operating point-to-point service on such routes. The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground transportation. On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.

International Air Transportation In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. The Company’s operating revenues from foreign operations were approximately 27 percent of the Company’s total operating revenues in 2003 and 28 percent of the Company’s total operating revenues in 2002 and 2001. Additional information about the Company’s foreign operations is included in Note 14 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. The major U.S. air carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers — including American - have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Aer Lingus, Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Cathay Pacific, China Eastern Airlines, Deutsche Bahn, EL AL, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LanChile, Mexicana (planned launch in April 2004, subject to governmental approvals), Qantas Airways, SN Brussels, SNCF, Southern Winds, Swiss International Air Lines, TACA Group, the TAM Group, Thalys and Turkish Airlines. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other carriers.

American is also a founding member of the oneworld alliance, which includes Aer Lingus, British Airways, Cathay Pacific, Finnair, LanChile, Iberia, and Qantas. On September 23, 2003, the alliance announced its intention for Swiss International Air Lines to join oneworld in 2004. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities. Several of American’s major competitors are members of marketing/operational alliances that enjoy antitrust immunity. To the extent that American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they lack antitrust immunity, the carriers are at a competitive disadvantage vis-à-vis other alliances that have antitrust immunity. On May 30, 2003, the DOT finalized an order giving American and British Airways permission to codeshare on a wide number of flights beyond the carriers’ gateways in the United Kingdom and the United States. On September 17, 2003, the carriers implemented their first phase of codeshare services and plan to expand this cooperation further in 2004.

Price Competition The airline industry is characterized by substantial price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares to maintain passenger traffic. During recent years, a number of new LCCs have entered the domestic market and several major airlines, including the Company, have implemented efforts to lower their costs. In addition, several air carriers have recently reorganized or are reorganizing under Chapter 11 of the United States Bankruptcy Code, including United and US Airways. In the past, air carriers involved in reorganizations have undertaken substantial fare discounting in order to maintain cash flows and enhance customer loyalty. Further fare reductions, domestic and international, may therefore occur in the future. If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields (passenger revenue per passenger mile) and/or cost reductions, the Company’s operating results will be negatively impacted.

Distribution Systems The growing use of electronic ticket distribution systems provides the Company with an opportunity to lower its distribution costs. However, the continuous increase in pricing transparency resulting from use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. The Company continues to expand the capabilities of its Internet website — AA.com — and the use of electronic ticketing throughout the Company’s network. In addition, the Company, along with United, Continental, Delta and Northwest, owns an interest in Orbitz, a travel planning website. Orbitz provides online access to airline, hotel, car rental and other travel services. The Company also has marketing agreements with other Internet travel services.

The majority of the tickets for travel on American and American Eagle are sold by travel agents. On March 18, 2002, American announced that it would no longer pay base commissions on tickets issued by travel agents in the United States, Puerto Rico, and Canada (which generally were five percent of the price of a ticket, capped at a maximum of $20 for a domestic roundtrip itinerary and $100 for an international roundtrip). As discussed in Item 3 Legal Proceedings, the Company is subject to legal challenges related to these changes. American continues, however, to pay certain commissions to travel agents in connection with special revenue programs. American believes that other domestic carriers also no longer pay base commissions on tickets issued by travel agents in the U.S., Puerto Rico and Canada, but pay certain commissions in connection with their own special revenue programs. Accordingly, airlines compete, not only with respect to the price of the tickets sold, but also with respect to the amount of special revenue program commissions that may be paid.

C. Regulation

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

The FAA regulates flying operations generally, including establishing personnel, aircraft and certain security standards. As part of that oversight, the FAA has implemented a number of requirements that the Company is incorporating into its maintenance programs. In 2003, the Company completed modifications to improve flight deck security on all fleet types. The Company is progressing toward the completion of over 100 airworthiness directives including McDonnell Douglas MD-80 metal-mylar insulation replacement, enhanced ground proximity warning systems, McDonnell Douglas MD-80 main landing gear piston improvements, Boeing 757 and Boeing 767 pylon improvements, Boeing 737 elevator and rudder improvements, inspections to monitor Airbus A300 vertical stabilizers and Airbus A300 structural improvements. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.

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

International International air transportation is subject to extensive government regulation. The Company’s operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral agreements between the U.S. and various foreign governments of countries served by the Company are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, or otherwise adversely affect the Company’s international operations. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations) before the air carrier can introduce new service or increase existing service. The availability of such slots is not assured and the inability of the Company to obtain and retain needed slots could therefore inhibit its efforts to compete in certain international markets.

Security In November 2001, the Aviation and Transportation Security Act (ATSA) was enacted. The ATSA created a new government agency, the Transportation Security Administration (TSA), which is part of the Department of Homeland Security and is responsible for aviation security. The ATSA mandates that the TSA provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The ATSA also provides for increased security in flight decks of aircraft and requires federal air marshals to be present on certain flights.

Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee ($5 one-way maximum fee), which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, for the years 2002, 2003 and 2004, air carriers are required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000. After 2004, this fee may be assessed based upon some other allocation. The Emergency Wartime Supplemental Appropriations Act, 2003 temporarily suspended the collection of these fees from June 1, 2003 to September 30, 2003.

In addition, the ATSA requires air carriers to honor tickets for suspended service on other air carriers that are insolvent or have declared bankruptcy within 18 months of the passage of the ATSA. The Vision 100 — Century of Aviation Reauthorization Act, enacted in December 2003, extends this provision to 36 months after the passage of the ATSA. To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger’s air transportation was suspended. This feature of the ATSA could have a significant impact on the Company. If the Company is not reimbursed for honoring such tickets, the impact could be adverse.

Airline Fares Airlines are permitted to establish their own domestic fares without governmental regulation. The DOT maintains authority over international fares, rates and charges. In addition, international fares and rates are sometimes subject to the jurisdiction of the governments of the foreign countries which the Company serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Airport Access The FAA has designated New York John F. Kennedy, New York LaGuardia, and Washington Reagan airports as high-density traffic airports. The high-density rule limits the number of Instrument Flight Rule operations — take-offs and landings — permitted per hour and requires that a slot support each operation. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act) was enacted. It will eliminate slot restrictions at New York John F. Kennedy and New York LaGuardia airports in 2007. The Company does not expect the elimination of these slot restrictions will have a material adverse impact on the Company’s operations, or its financial condition, results of operations or cash flows.

Currently, the FAA permits the purchasing, selling, leasing or transferring of slots except those slots designated as international, essential air service or Air 21 Act slots. Trading of any domestic slot is permitted subject to certain parameters. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

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

In January 2004, American reached an agreement with the FAA whereby it agreed to reduce operations at Chicago O’Hare during certain peak times. The FAA announced that a similar agreement between the FAA and United was reached. American does not anticipate that this agreement with the FAA will have any material impact on its operations.

Environmental Matters The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The Company is also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company’s operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements.

The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on aircraft. While the Company has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, the Company’s operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

American has been named as a potentially responsible party (PRP) for contamination at the Double Eagle Superfund Site in Oklahoma City, OK. American’s alleged volumetric contributions are small when compared with those of other PRPs. American is participating with a number of other PRPs in a Joint Defense Group that is actively conducting settlement negotiations with EPA and state officials. The group is seeking a settlement on behalf of its members that will enable American to resolve its past and present liabilities at the Site in exchange for a one-time, lump-sum settlement payment. American expects that its payment will be immaterial.

American, along with most other tenants at the San Francisco International Airport (SFIA), has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary. SFIA is also seeking to recover its past costs related to the contamination from the tenants. American’s potential contribution is unknown, but is not expected to be material.

Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named PRPs for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American’s and AMR Eagle’s portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The Company is vigorously defending the lawsuit.

In 1999, American was ordered by the New York State Department of Environmental Conservation (NYSDEC) to conduct remediation of environmental contamination located at Terminals 8 and 9 at New York’s John F. Kennedy International Airport (JFK). American is seeking to recover a portion of the remediation costs from previous users of the Terminals 8 and 9 premises. In 2002, American began negotiating an order with NYSDEC for the remediation of a JFK off-terminal hangar facility. American does not expect the costs associated with this remediation to be material.

In 1996, American and Executive, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico were notified by the Port Authority that it considered them potentially responsible for environmental contamination at the airport. In 2003, the Port Authority requested that American, among other airport tenants, fund an ongoing subsurface investigation and site assessment. American denied liability for the related costs. No further action has been taken against American or Executive.

American Eagle Airlines, Inc. has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York. Pursuant to an Administrative Order on Consent entered into with NYSDEC, American Eagle is implementing a final remedy to address contamination at the site. The costs of this final remedy are not material.

The Company does not expect these matters, individually or collectively, to have a material impact on its financial condition, results of operations or cash flows.

D. Labor

The airline business is labor intensive. Wages, salaries and benefits represented approximately 40 percent of the Company’s consolidated operating expenses for the year ended December 31, 2003. The average equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2003 was 96,400.

The majority of these employees are represented by labor unions and covered by collective bargaining agreements. Relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of new employees to replace the striking workers.

In April 2003, American reached agreements with its three major unions — the Allied Pilots Association (the APA), the Transport Workers Union of America (AFL-CIO) (the TWU) and the Association of Professional Flight Attendants (the APFA) (the Labor Agreements). The Labor Agreements substantially reduced the labor costs associated with the employees represented by the unions. In conjunction with the Labor Agreements, American implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The Labor Agreements will not become amendable until 2008.

The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the American Eagle carriers covered by a single collective bargaining agreement. This agreement lasts until October 31, 2013. The agreement provides to the parties the right to seek limited changes in 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, they also agreed that the issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes which should be made and these changes were appropriately effected. The Company expects to begin negotiations under the agreement in the first quarter of 2004.

The Association of Flight Attendants (AFA), which represents the flight attendants of the American Eagle carriers, reached agreement with American Eagle effective March 2, 1998, to have all flight attendants of the American Eagle carriers covered by a single contract. The agreement became amendable on September 2, 2001. However, the parties agreed to commence negotiations over amendments to the agreement in March 2001. The mediation assistance of the NMB was requested and mediation commenced in November 2003; mediated negotiations continue. The other union employees at the American Eagle carriers are covered by separate agreements with the TWU, which were effective April 28, 1998, and were amendable April 28, 2003. American Eagle and the TWU have commenced negotiations. American Eagle cannot predict the result of the mediation or these negotiations.

The non-union employees formerly with TWA LLC have been integrated into American’s work force. With respect to the integration of unionized employees formerly employed by TWA LLC, American reached integration agreements with the APA (with respect to pilot integration) and the APFA (with respect to flight attendant integration). American and the TWU participated in arbitration and resolved certain unionized ground employee integration issues in late February and early March 2002. In early April 2002, the NMB declared American and TWA LLC a single carrier for labor relations purposes and designated American’s incumbent unions as the collective bargaining representatives of the relevant work groups at both American and TWA LLC. Since American’s unions thereafter represented the relevant employees at both carriers, the integration mechanisms applicable to the unions at American could then begin to be effected. The integration of the unionized work groups is occurring in accordance with those mechanisms.

E. Fuel

The Company’s operations and financial results are significantly affected by the availability and price of jet fuel. The Company’s fuel costs and consumption for the years 2001 through 2003 were:

			Average	Percent of
	Gallons		Cost Per	AMR’s
	Consumed	Total Cost	Gallon	Operating
Year	(in millions)	(in millions)	(in cents)	Expenses
2001	3,461	$2,888	81.4	13.5
2002	3,345	2,562	76.2	12.3
2003	3,161	2,772	87.7	15.2

The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into jet fuel, heating oil and crude oil swap and option contracts to dampen the impact of the volatility of jet fuel prices. During 2003, 2002 and 2001, the Company’s fuel hedging program reduced the Company’s fuel expense by approximately $149 million, $4 million and $29 million, respectively. As of December 31, 2003, the Company had hedged, with option contracts, approximately 21 percent of its estimated first quarter 2004 fuel requirements, 16 percent of its second quarter 2004 estimated fuel requirements and six percent of its estimated fuel requirements for the remainder of 2004. The Company’s credit rating, as discussed in Liquidity and Capital Resources under Item 7, has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 7 for information regarding fuel.

Additional information regarding the Company’s fuel program is also included in Item 7(A) — Quantitative and Qualitative Disclosures about Market Risk and in Note 7 to the consolidated financial statements.

F. Frequent Flyer Program

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by using services of other program participants, including bank credit card issuers, hotels, car rental companies and phone service companies. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program at any time without notice and end the program with six months notice.

Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may book award travel on American. Most travel awards are subject to capacity controlled seating. Mileage credit does not expire, provided a customer has any type of qualifying activity at least once every 36 months.

American uses the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or American Eagle. American’s frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and the award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs in the calculation of incremental cost. These estimates are generally updated based upon the Company’s 12-month historical average of such costs. American also accrues a frequent flier liability for the mileage credits that are expected to be used for travel on participating airlines.

Revenue earned from selling AAdvantage miles to other companies is recognized in two components. The first component represents the revenue for air transportation sold and is valued at current market rates. This revenue is deferred and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months. The second revenue component, representing the marketing products sold and administrative costs associated with operating the AAdvantage program, is recognized immediately.

At December 31, 2003 and 2002, American estimated that approximately 9.3 million free travel awards were expected to be redeemed for free travel on American and American Eagle. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American or participating airlines. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines and unrecognized revenue from selling AAdvantage miles to other companies was approximately $1.2 billion (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 18.8 percent and 16.2 percent of AMR’s total current liabilities, at December 31, 2003 and 2002, respectively.

The number of free travel awards used for travel on American and American Eagle in 2003 and 2002 was 2.5 million and 2.6 million, respectively, representing approximately 7.8 percent and 8.1 percent of passengers boarded, respectively. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

G. Other Matters

Seasonality and Other Factors The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations.

The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2003 is included in Note 15 to the consolidated financial statements.

No material part of the business of AMR and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company’s largest few customers would not have a materially adverse effect upon the Company.

Insurance The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft.

As a result of the September 11, 2001 events, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general.

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2004 covering losses to employees, passengers, third parties and aircraft. In addition, the Secretary of Transportation may extend the policy until December 31, 2004, at his discretion. However, there is no assurance that it will be extended. If the U.S. government does not extend the policy beyond August 31, 2004, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company’s results of operations would be negatively affected. In addition, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company’s operations and/or financial position and results of operations would be adversely affected.

Other Government Matters In time of war or during a national emergency or defense oriented situation, American and other air carriers can be required to provide airlift services to the Air Mobility Command under the Civil Reserve Air Fleet program (CRAF). The Air Mobility Command, which runs CRAF, activated Stage I of CRAF as part of the U.S. government’s build-up for military action in Iraq during 2003. Stage I of CRAF was in effect from February 8, 2003 until June 18, 2003. American provided five airplanes, including three 777s and two 767-300s, with crews for Stage I of CRAF, which did not significantly impact its operations. In the event the Company has to provide a substantial number of aircraft and crew to the Air Mobility Command, its operations could be adversely impacted.

Available Information The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge under the Investor Relations page on its website, www.amrcorp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company’s code of ethics, which applies to all employees of the Company including the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Controller, is posted under the Investor Relations page on its website, www.amrcorp.com. The Company intends to disclose any amendments to the code of ethics, or waivers of the code of ethics on behalf of the CEO, CFO or Controller, under the Investor Relations page on its website, www.amrcorp.com.

ITEM 2. PROPERTIES

Flight Equipment — Operating

Owned and leased aircraft operated by the Company at December 31, 2003 included:

						Average
			Capital	Operating		Age
Equipment Type	Seating Capacity	Owned	Leased	Leased	Total	(Years)
American Airlines Aircraft*
Airbus A300-600R	266/267	10	—	24	34	14
Boeing 737-800	142	67	—	10	77	4
Boeing 757-200	168/176/188	84	9	47	140	9
Boeing 767-200 Extended Range	158	4	11	1	16	17
Boeing 767-300 Extended Range	212/213	40	7	11	58	10
Boeing 777-200 Extended Range	223/236/245	45	—	—	45	3
Fokker 100	87	14	—	24	38	11
McDonnell Douglas MD-80	129/131	148	72	142	362	15

Total		412	99	259	770	11

AMR Eagle Aircraft
ATR 42	46	13	—	—	13	12
Bombardier CRJ-700	70	19	—	—	19	1
Embraer 135	37	39	—	—	39	4
Embraer 140	44	59	—	—	59	1
Embraer 145	50	52	—	—	52	4
Super ATR	64/66	40	—	2	42	9
Saab 340B/340B Plus	34	9	13	25	47	10

Total		231	13	27	271	7

*	American Airlines aircraft totals include 60 McDonnell Douglas MD-80s on the TWA LLC operating certificate.

Of the operating aircraft listed above, one capital leased Boeing 767-200ER, 18 owned McDonnell Douglas MD-80s, ten operating leased McDonnell Douglas MD-80s and 11 operating leased Saab 340Bs were in temporary storage as of December 31, 2003.

In 2003, AMR Eagle agreed to sell 19 ATR 42 aircraft, with deliveries beginning in June 2003 and ending in December 2004 and American agreed to sell 14 Fokker 100 aircraft, with deliveries beginning in September 2003 and ending in August 2004. As of December 31, 2003, six ATR 42 and nine Fokker 100 aircraft have been delivered.

Flight Equipment — Non-Operating

Owned and leased aircraft not operated by the Company at December 31, 2003 included:

		Capital	Operating
Equipment Type	Owned	Leased	Leased	Total
American Airlines Aircraft
Boeing 757-200	—	—	9	9
Boeing 767-200	9	—	—	9
Boeing 767-200 Extended Range	4	—	—	4
Fokker 100	9	—	—	9
McDonnell Douglas MD-80	—	—	3	3

Total	22	—	12	34

AMR Eagle Aircraft
Embraer 145	10	—	—	10
Saab 340B/340B Plus	5	42	—	47

Total	15	42	—	57

In the fourth quarter of 2003, the Company decided to permanently retire its nine owned Boeing 767-200s and four owned Boeing 767-200ERs, which were previously in temporary storage. The Company has no plan to return these aircraft to service and is investigating disposition opportunities.

In addition, in early 2004, American agreed to sell 18 Fokker 100 aircraft (nine of which are operating aircraft as of December 31, 2003), with deliveries beginning in March 2004 and ending in November 2004.

AMR Eagle has leased its 10 owned Embraer 145s not operated by the Company to Trans States Airlines, Inc.

The Company is actively marketing its remaining owned non-operating aircraft and does not anticipate bringing these aircraft back into service.

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

Lease expirations for the leased aircraft included in the preceding table of operating flight equipment as of December 31, 2003, are:

						2009
						and
Equipment Type	2004	2005	2006	2007	2008	Thereafter
American Airlines Aircraft
Airbus A300-600R	—	—	—	—	3	21
Boeing 737-800	—	—	—	—	—	10
Boeing 757-200	3	—	—	15	6	32
Boeing 767-200 Extended Range	—	—	—	—	2	10
Boeing 767-300 Extended Range	1	4	2	—	3	8
Fokker 100	20	—	—	—	—	4
McDonnell Douglas MD-80	3	15	—	1	12	183

	27	19	2	16	26	268

AMR Eagle Aircraft
Super ATR	2	—	—	—	—	—
Saab 340B/340B Plus	—	7	12	11	8	—

	2	7	12	11	8	—

Substantially all of the Company’s aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

Ground Properties

The Company leases, or has built as leasehold improvements on leased property: most of its airport and terminal facilities; its maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma), Kansas City International Airport (Kansas City, Missouri) and Alliance Airport (Fort Worth, Texas); its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O’Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company. The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1 and 5 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American’s fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The certified class includes all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys’ fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company’s relationships with travel agencies, which could have an adverse impact on the Company.

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas (United States v. AMR Corporation, et al, No. 99-1180-JTM, United States District Court for the District of Kansas). The lawsuit alleged that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors’ fares. The Department of Justice sought to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American’s motion for summary judgment, and on July 3, 2003, the 10th Circuit Court of Appeals affirmed. The Department of Justice did not seek to have the case reviewed by the U.S. Supreme Court.

Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys’ fees (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors’ fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW from 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice (see above description). In the light of the decision by the 10th Circuit Court of Appeals in the Department of Justice case (see immediately preceding paragraph), the plaintiffs in these class actions have dismissed their claims.

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and over 15 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The plaintiffs are seeking monetary damages and injunctive relief. The court granted class action certification to the plaintiffs on September 17, 2002, defining the plaintiff class as all travel agents in the United States, Puerto Rico, and the United States Virgin Islands, who, at any time from October 1, 1997 to the present, issued tickets, miscellaneous change orders, or prepaid ticket advices for travel on any of the defendant airlines. The case is stayed as to US Airways and United Air Lines, since they filed for bankruptcy. American is vigorously defending the lawsuit. Defendant carriers filed a motion for summary judgment on December 10, 2002, which the court granted on October 30, 2003. Plaintiffs have appealed that order to the 4th Circuit Court of Appeals, and that appeal remains pending. A final adverse court decision awarding substantial money damages or placing restrictions on the Company’s commission policies or practices would have an adverse impact on the Company.

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents some of whom have opted out of the Hall class action (above) to pursue their claims individually against American Airlines, Inc., other airline defendants, and in one case against certain airline defendants and Orbitz LLC. (Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California — San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas Beaumont Division (6 agencies)). Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. These cases have been consolidated in the United States District Court for the Northern District of Ohio Eastern Division. American is vigorously defending these lawsuits. A final adverse court decision awarding substantial money damages or placing restrictions on the Company’s distribution practices would have an adverse impact on the Company.

On April 26, 2002, six travel agencies filed Albany Travel Co., et al. v. Orbitz, LLC, et al., in the United States District Court for the Central District of California against American, United Air Lines, Delta Air Lines, and Orbitz, LLC, alleging that American and the other defendants: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; and (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. On November 25, 2002, the District Court stayed this case pending a judgment in Hall et. al. v. United Airlines, et. al. (see above description). In light of the decision of the court in Hall et. al (discussed above), the plaintiffs voluntarily dismissed this action.

On April 25, 2002, a Quebec travel agency filed a motion seeking a declaratory judgment of the Superior Court in Montreal, Canada (Voyages Montambault (1989) Inc. v. International Air Transport Association, et al.), that American and the other airline defendants owe a “fair and reasonable commission” to the agency, and that American and the other airline defendants breached alleged contracts with the agency by adopting policies of not paying base commissions. The motion was subsequently amended to add 40 additional travel agencies as petitioners. The current defendants are the International Air Transport Association, the Air Transport Association of Canada, Air Canada, American, America West Airlines, Delta Air Lines, Grupo TACA, Northwest Airlines/KLM Airlines, and Continental Airlines. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision granting declaratory relief could expose the Company to claims for substantial money damages or force the Company to pay agency commissions, either of which would have an adverse impact on the Company.

On May 13, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et. al., pending in the Federal Court of Canada, Trial Division, Montreal, filed a statement of claim alleging that between 1995 and the present, American, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of Section 45 of the Competition Act of Canada. The named plaintiffs seek monetary damages and injunctive relief and seek to certify a nationwide class of travel agents. Plaintiffs have filed a motion for class certification, but that motion has not yet been decided. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages or placing restrictions on the Company’s commission policies would have an adverse impact on the Company.

On August 14, 2002, a class action lawsuit was filed against American Airlines, Inc. in the United States District Court for the Central District of California, Western Division (All World Professional Travel Services, Inc. v. American Airlines, Inc.). The lawsuit alleges that requiring travel agencies to pay debit memos for refunding tickets after September 11, 2001: (1) breaches the Agent Reporting Agreement between American and plaintiff; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have or will be required to pay moneys to American for an “administrative service charge,” “penalty fee,” or other fee for processing refunds on behalf of passengers who were unable to use their tickets in the days immediately following the resumption of air carrier service after the tragedies on September 11, 2001. The plaintiff seeks to enjoin American from collecting the debit memos and to recover the amounts paid for the debit memos, plus treble damages, attorneys’ fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company’s relationships with travel agencies which could have an adverse impact on the Company.

On August 19, 2002, a class action lawsuit seeking monetary damages was filed, and on May 7, 2003 an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation “whose base commissions on airline tickets were unilaterally reduced to zero by” the defendants. The case is stayed as to United Air Lines, since it filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American Airlines, Inc. and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American Airlines, Inc., in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American’s and AMR Eagle’s portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The Company is vigorously defending the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2003.

Executive Officers of the Registrant

The following information relates to the executive officers of AMR as of December 31, 2003 unless otherwise noted.

Gerard J. Arpey	Mr. Arpey was elected Chief Executive Officer of AMR and American in April 2003. He served as President and Chief Operating Officer of AMR and American from April 2002. He served as Executive Vice President — Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President of American from 1992 to January 2000. Prior to that, he served in various management positions at American since 1982. Age 45.

Daniel P. Garton	Mr. Garton was elected Executive Vice President — Marketing of American in September 2002. He is also an Executive Vice President of AMR. He served as Executive Vice President — Customer Services of American from January 2000 to September 2002 and Senior Vice President — Customer Services of American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to 1998. Except for two years service as Senior Vice President and CFO of Continental Airlines between 1993 and 1995, he has been with the Company in various management positions since 1984. Age 46.

James A. Beer	Mr. Beer became the Senior Vice President and Chief Financial Officer of AMR and American in January 2004. Prior to that, he served as a Vice President of American from 1998 to December 2003 and has served in various management positions of American since 1991. Age 43.

Gary F. Kennedy	Mr. Kennedy was elected Senior Vice President and General Counsel in January 2003. He is also the Corporation’s Chief Compliance Officer. He served as Vice President — Corporate Real Estate of American from 1996 to January 2003. Prior to that, he served as an attorney and in various management positions at American since 1984. Age 48.

Charles D. MarLett	Mr. MarLett was elected Corporate Secretary in January 1988. He joined American as an attorney in June 1984. Age 49.

There are no family relationships among the executive officers of the Company named above.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (symbol AMR). The approximate number of record holders of the Company’s common stock at February 20, 2004 was 16,739.

The range of closing market prices for AMR’s common stock on the New York Stock Exchange was:

	2003		2002
	High	Low	High	Low
Quarter Ended
March 31	$6.95	$1.41	$29.05	$21.92
June 30	11.32	3.00	25.56	16.00
September 30	13.23	8.04	15.93	3.60
December 31	14.90	11.21	8.25	3.15

In March 2003, Standard and Poor’s removed AMR’s common stock from the S&P 500 index.

No cash dividends on common stock were declared for any period during 2003 or 2002.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)
	2003[1]	2002[1,2]	2001 [1,3]	2000	1999
Total operating revenues	$17,440	$17,420	$18,969	$19,703	$17,730
Operating income (loss)	(844)	(3,330)	(2,470)	1,381	1,156
Income (loss) from continuing operations before cumulative effect of accounting change	(1,228)	(2,523)	(1,762)	770	656
Net earnings (loss)	(1,228)	(3,511)	(1,762)	813	985
Earnings (loss) per share from continuing operations before cumulative effect of accounting change:
Basic	(7.76)	(16.22)	(11.43)	5.13	4.30
Diluted	(7.76)	(16.22)	(11.43)	4.76	4.17
Net earnings (loss) per share:
Basic	(7.76)	(22.57)	(11.43)	5.43	6.46
Diluted	(7.76)	(22.57)	(11.43)	5.03	6.26
Total assets	29,330	30,267	32,841	26,213	24,374
Long-term debt, less current maturities	11,901	10,888	8,310	4,151	4,078
Obligations under capital leases, less current obligations	1,225	1,422	1,524	1,323	1,611
Obligation for pension and postretirement benefits	4,803	4,730	3,201	1,952	1,854
Stockholders’ equity [4]	46	957	5,373	7,176	6,858

1	Includes special charges and U.S. government grant. For a further discussion of these items, see Note 2 to the consolidated financial statements.

2	Includes a one-time, non-cash charge, effective January 1, 2002, of $988 million, net of tax, to write-off all of AMR’s goodwill. This charge resulted from the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” and is reflected as a cumulative effect of accounting change in the consolidated financial statements. For a further discussion of this item, see Note 11 to the consolidated financial statements.

3	On April 9, 2001, American (through its wholly owned subsidiary TWA Airlines LLC) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. Accordingly, the 2001 financial information above includes the operating results of TWA LLC since the date of acquisition.

4	As of December 31, 2002, the Company recorded an additional minimum pension liability adjustment resulting in an after tax charge to stockholders’ equity of approximately $1.0 billion. The Company recorded a reduction to the additional minimum pension liability resulting in a credit to stockholders equity of approximately $337 million for the year ended December 31, 2003. Effective after the close of business on March 15, 2000, AMR distributed 0.722652 shares of Sabre Holdings Corporation (Sabre) Class A Common Stock for each share of AMR stock owned by AMR’s shareholders, thus distributing its entire ownership interest in Sabre. The dividend of AMR’s entire ownership in Sabre’s common stock resulted in a reduction to AMR’s retained earnings equal to the carrying value of the Company’s investment in Sabre on March 15, 2000, which approximated $581 million.

No cash dividends were declared on AMR’s common shares during any of the periods above.

Information on the comparability of results is included in Item 7, Management’s Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The discussions under Business, Properties and Legal Proceedings and the following discussions under Management’s Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “believes,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations for the past three years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. The risk factors listed at the end of this Item, in addition to other possible risk factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements.

Overview

The events of the past several years have had a material adverse impact on the Company’s finances. The Company incurred operating losses of $0.8 billion, $3.3 billion and $2.5 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred net losses of $1.2 billion, $3.5 billion and $1.8 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

These losses reflect, among other things, a substantial decrease in the Company’s revenues, which began in early 2001. The revenue decrease has been driven by a number of factors, some of which the Company believes will persist indefinitely or permanently. These factors include: (i) a steep fall-off in the demand for air travel, particularly business travel, primarily caused by weakness in the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers, especially business travelers, increasing competition from low-cost carriers (LCCs) and the continuing increase in pricing transparency resulting from the use of the Internet and (iii) the aftermath of the terrorist attacks of September 11, 2001, which accelerated and exacerbated the trend of decreased demand and reduced industry revenues.

In response to decreased demand following the events of September 11, 2001, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs. Subsequent to these reductions, the Company determined that achieving $4 billion in annual capacity-independent cost savings was necessary to offset the revenue decline and initiated the following restructuring activities to realize this goal:

•	In 2002, the Company announced a series of initiatives to reduce its annual costs by $2 billion. These initiatives are being implemented through 2005, and involve: (i) scheduling efficiencies, including the de-peaking of certain of its hubs, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. As a result of the initiatives, the Company reduced an estimated 7,000 jobs by March 2003.

•	In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions (the Labor Agreements) and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). In addition, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements), resulting in approximately $200 million in annual cost savings. Generally, under the terms of these Vendor Agreements, the Company or American receives the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

See Note 2 to the consolidated financial statements for information on the special charges associated with the Company’s ongoing restructuring activities.

In the second quarter of 2003, in conjunction with some improvement in the U.S. economy, the Company’s revenue environment began to improve, as reflected in higher unit revenues (revenue per available seat mile) in May through December 2003, when compared to May through December 2002, respectively. Even with this improvement, however, the Company’s revenues remain depressed relative to historical levels. The Company therefore needs to see continued improvement in the revenue environment, additional cost reductions and further productivity improvements before it can return to sustained profitability at acceptable levels.

In 2003, the Company announced the Turnaround Plan, a four tenet plan designed to achieve sustained profitability.

•	Lower Costs To Compete: As discussed above, one of the Company’s critical goals is to reduce costs by $4 billion annually, including $2 billion from strategic initiatives, $1.8 billion from labor cost savings and $200 million from vendors, suppliers and creditors. Progress toward this goal helped the Company achieve a significant year-over-year decline in costs per available seat mile in the fourth quarter of 2003 and in 2003 as a whole. If not for rising fuel prices, the Company’s progress in reducing costs would have been even more significant. The Company has returned underused gate space, consolidated terminal space, de-peaked its Chicago and Dallas/Fort Worth hub schedules (with its Miami hub to be de-peaked in 2004), closed a reservations center, reduced the size of its St. Louis hub, accelerated the retirement of certain aircraft, and improved aircraft utilization across its fleet.

•	Fly Smart, Give Customers What They Value: This tenet focuses on customer service and revenue production, with emphasis on improving the Company’s relative revenue performance compared to others in the airline industry. Actions in this area include adding seats to American’s Boeing 757 and Airbus A300 fleets and restructuring the hubs at Chicago, Dallas/Fort Worth and St. Louis. Another step is expanding alliances. The Company’s progress includes a domestic codeshare with Alaska Airlines, governmental approval of codesharing with British Airways, the addition of SWISS International to the oneworld alliance, and the recently announced codeshare linkage with Mexicana (which, subject to governmental approvals, will be launched in April 2004).

•	Pull Together, Win Together: Fostering greater cooperation than ever with employees, the Company has launched an unprecedented level of openness with employee groups and labor unions. The Company’s President and Chief Executive Officer holds regular “Town Hall"-style meetings with employees, and its Chief Financial Officer meets monthly with union leaders to discuss the Company’s financial results with them in much the same way as he briefs AMR’s Board of Directors. In addition, the Company has engaged a firm that works to bring union groups and management together, to help to promote a philosophy of active involvement.

•	Build A Financial Foundation For Our Future: The Company ended the fourth quarter of 2003 with $2.6 billion in unrestricted cash and short-term investments and $527 million in restricted cash and short-term investments. The Company had $1.3 billion in unrestricted cash and short-term investments and $550 million in restricted cash and short-term investments at the close of the first quarter of 2003. From April 1 to December 31, 2003, cash flows from operations totaled $1.1 billion. The Company has also been able to sell some non-core assets, such as its stakes in Worldspan, a computer reservations company; Hotwire, a discount travel website company; and a portion of its stake in Orbitz, a travel planning website.

The Company believes that it has sufficient liquidity to fund its operations, including capital expenditures and commitments. However, to maintain sufficient liquidity over the long-term as the Company continues to implement the Turnaround Plan and seeks to return to sustained profitability at acceptable levels, the Company will need continued access to additional funding. In addition, the Company’s ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company’s control. Some of the risk factors that have had and/or may have a negative impact on the Company’s business and financial results are discussed in Risk Factors at the end of this Item. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets, it may be unable to fund its obligations and sustain its operations in the long-term.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments, Restricted Assets and Deposits

At December 31, 2003, the Company had $2.6 billion in unrestricted cash and short-term investments and $527 million in restricted cash and short-term investments. As of December 31, 2003, the Company had approximately $166 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the consolidated balance sheets.

Significant Indebtedness and Future Financing

During 2001, 2002 and 2003, the Company raised an aggregate of approximately $10.0 billion of financing to fund capital commitments (mainly for aircraft and ground properties) and operating losses. The Company expects that it will need to continue to raise capital until it has achieved acceptable levels of sustained profitability over a significant period of time. The Company’s possible future financing sources include: (i) a limited amount of additional secured aircraft debt (virtually all of the Company’s Section 1110-eligible aircraft are encumbered), (ii) debt secured by other assets, (iii) securitization of future operating receipts, (iv) sale-leaseback transactions of owned aircraft, (v) the potential sale of certain non-core assets, (vi) unsecured debt and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the fact that the Company has fewer unencumbered assets available than it has had in the past. To the extent that the Company’s revenues deteriorate beyond normal seasonal trends or it is unable to access capital markets and raise additional capital, the Company may be unable to fund its obligations and sustain its operations in the long-term.

The Company’s significant indebtedness could have important consequences, such as (i) limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general purposes, (ii) requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, (iii) making the Company more vulnerable to economic downturns, (iv) limiting its ability to withstand competitive pressures and reducing its flexibility in responding to changing business and economic conditions, and (v) limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Ratings

AMR’s and American’s credit ratings are significantly below investment grade. Additional reductions in AMR’s or American’s credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.

Credit Facility Covenants

American has a fully drawn $834 million bank credit facility that expires December 15, 2005, which contains a liquidity covenant and an EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain non-cash items) to fixed charges (generally, interest and total rentals) ratio covenant. The required EBITDAR to fixed charges ratio is 1.1 to 1.0 for the three-month period ending March 31, 2004, and increases on a quarterly basis up to 1.5 to 1.0 for each four consecutive quarters ending after December 31, 2004. The liquidity covenant requires American to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. The Company expects to be able to continue to comply with these covenants. However, it cannot be sure that it will continue to be able to do so through the expiration of the facility. Failure to do so would result in a default under this facility and a significant amount of American’s other debt.

Financing Activity

The Company, or its subsidiaries, issued the following debt during the year ended December 31, 2003 (in millions):

Enhanced equipment trust certificates (3.86% interest) (final maturity 2010)	$255
4.25% senior convertible notes due 2023	300
AA/Ft. Worth HQ securitization (7.2% effective interest) (final maturity 2010)	98
Various debt agreements related to the purchase of jet aircraft (effective interest rates ranging from 7.93% to 9.12%) (various maturities through 2013)	554
Various debt agreements related to the purchase of regional jet aircraft (effective interest rates ranging from 4.25% to 6.73%) (various maturities through 2020)	473

$1,680

See Note 6 to the consolidated financial statements for additional information regarding the debt issuances listed above.

In February 2004, American issued $180 million of Fixed Rate Secured Notes due 2009. These notes are secured by certain spare parts and bear interest at 7.25 percent. Also in February 2004, AMR issued, and American guaranteed, $324 million of 4.5 percent senior convertible notes due 2024.

Other Operating and Investing Activities

The improved revenue environment and the effects of the Company’s cost savings initiatives resulted in improved cash flow from operating activities in 2003. Net cash provided by operating activities during the year ended December 31, 2003 was $601 million, an increase of $1.7 billion over 2002. Included in net cash provided by operating activities in 2003 was the receipt of a $572 million federal tax refund and the receipt of $358 million from the U.S. government under the Emergency Wartime Supplemental Appropriations Act, 2003 (the Act), offset by $521 million of redemption payments under operating leases for special facility revenue bonds. Included in net cash provided (used) by operating activities during 2002 was the receipt of an approximately $658 million federal tax refund as a result of the utilization of the Company’s 2001 net operating losses (NOLs). The Company does not expect to receive significant additional federal tax refunds.

Capital expenditures during 2003 were $1.4 billion, $735 million of which were seller financed, and included the acquisition of nine Boeing 767-300ERs, two Boeing 777-200 ERs, 16 Embraer 140s, six Embraer 145s and 11 Bombardier CRJ-700 aircraft.

During 2003, the Company sold its interests in Worldspan, a computer reservations company, and Hotwire, a discount travel website. The Company received $180 million in cash and a $39 million promissory note for its interest in Worldspan. It received $84 million in cash, $80 million of which was recognized as a gain, for its interest in Hotwire. In addition, during 2003, the Company sold a portion of its interest in Orbitz, a travel planning website, in connection with an Orbitz initial public offering and a secondary offering resulting in total proceeds of $65 million, and a gain of $70 million.

On April 9, 2001, TWA Airlines, LLC (TWA LLC), a wholly owned subsidiary of American, purchased substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $742 million (which was funded from the Company’s existing cash and short-term investments) and the assumption of certain liabilities.

Working Capital

AMR (principally American) historically operates with a working capital deficit, as do most other airline companies. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses.

Off Balance Sheet Arrangements

The Company has completed its evaluation of its interests in variable interest entities and determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 88 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2003, future lease payments required under these leases totaled $3.2 billion.

Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $1.8 billion of these bonds (with total future payments of approximately $4.8 billion as of December 31, 2003) are guaranteed by American, AMR, or both. Approximately $532 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2004, $104 million in 2005, $28 million in 2006, $100 million in 2007 and $188 million in 2008. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.

In addition, the Company has other operating leases, primarily for aircraft, with total future lease payments of $5.4 billion as of December 31, 2003. Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of December 31, 2003 (in millions):

	Payments Due by Year(s) Ended December 31,
			2005	2007
			Through	Through	2009 and
Contractual Obligations	Total	2004	2006	2008	Beyond
Operating lease payments for aircraft and facility obligations [1]	$13,431	$1,114	$2,046	$1,884	$8,387
Firm aircraft commitments [2]	4,058	755	1,380	1,314	609
Capacity purchase agreements [3]	325	95	139	91	—
Long-term debt [4]	12,504	603	2,552	1,679	7,670
Capital lease obligations	2,359	325	512	411	1,111
Other purchase obligations [5]	2,281	480	616	395	790
Other long-term liabilities [6,7]	2,039	197	399	401	1,042

Total obligations and commitments	$36,997	$3,569	$7,644	$6,175	$19,609

1	Certain special facility revenue bonds issued by municipalities — which are supported by operating leases executed by American — are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table under their ultimate maturity date rather than their mandatory tender provision date. See Note 5 to the consolidated financial statements for additional information.

2	As of December 31, 2003, the Company had commitments to acquire: 36 Embraer regional jets and six Bombardier CRJ-700s in 2004; an aggregate of 38 Embraer regional jets in 2005 and 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. The Company has pre-arranged financing or backstop financing for all of its aircraft deliveries through June 2005 (42 aircraft in 2004 and 20 aircraft in 2005).

3	The table reflects minimum required payments under capacity purchase contracts between American and two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines Inc. However, based on expected utilization, the Company expects to make payments of $162 million in 2004, $164 million in 2005, $166 million in 2006, $168 million in 2007, $170 million in 2008 and $854 million in 2009 and beyond. In addition, if the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019. These lease obligations are not included in the table above. See Note 4 to the consolidated financial statements for additional information.

4	Excludes related interest amounts.

5	Includes noncancelable commitments to purchase goods or services, primarily construction related costs at the John F. Kennedy International Airport and information technology related support. The Company has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these estimates. Substantially all of the Company’s purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows the Company to cancel an order with 30 days notice.

6	Includes expected other postretirement benefit payments through 2013.

7	Excludes a $2.9 billion accident liability, related to the events of September 11, 2001 and flight 587, recorded in Other liabilities and deferred credits, as discussed in Note 2 to the consolidated financial statements. This liability is offset in its entirety by a receivable, recorded in Other assets, which the Company expects to receive from insurance carriers as claims are resolved.

In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). The Company’s estimated 2004 minimum required contributions to its defined benefit pension plans are approximately $600 million. (This estimate assumes Congress passes legislation providing certain technical corrections to current ERISA funding requirements.) Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2004. However, based on the current regulatory environment and market conditions, the Company expects that its 2005 minimum required contributions will significantly exceed its 2004 minimum required contributions. Congress is also considering other legislation that, if passed, would further modestly reduce the Company’s 2004 minimum required contributions and significantly reduce its 2005 minimum required contributions.

Agreements with Lessors and Lenders

As discussed in Note 5 to the consolidated financial statements, the Company reached concessionary agreements with certain lessors in 2003. Certain of the Vendor Agreements provide that the Company’s obligations under the related lease revert to the original terms if certain events (Events) occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company’s filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these Events were to occur, the Company would be responsible for approximately $24 million in additional operating lease payments and $11 million in additional payments related to capital leases as of December 31, 2003. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become due.

In addition, as part of the Vendor Agreements, American sold 33 Fokker 100 aircraft (with a minimal net book value), issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, entered into short-term leases on these aircraft and issued shares of AMR common stock as discussed in Note 9 to the consolidated financial statements. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was retired. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain Events occur prior to December 31, 2005. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company’s interest rate swap agreements related to the debt that has been retired, the Company recognized a gain of approximately $68 million. If none of the Events occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

Results of Operations

The Company’s 2003 results reflect a weak revenue environment, particularly in the first four months of the year. They also reflect the benefit of the Company’s cost reduction initiatives, especially the reduction in employee costs due to the Labor Agreements and Management Reductions that came into effect in the second quarter of 2003. The Company’s unit costs are now among the lowest of the major network air carriers, and the Company believes it is now better positioned to compete against low-cost carriers (LCCs). However, as discussed in the Overview to this Item, the Company needs to see continued improvement in the revenue environment, additional cost reductions and further productivity improvements before it can return to sustained profitability at acceptable levels.

AMR’s net loss in 2003 was $1.2 billion, or $7.76 per share, an improvement of $2.3 billion over AMR’s net loss in 2002 of $3.5 billion, or $22.57 per share. The Company’s 2003 results include several special items which are discussed in detail in the notes to the consolidated financial statements, including (i) $358 million in security cost reimbursements received under the Act (see Note 2 to the consolidated financial statements), (ii) $407 million in special charges (see Note 2 to the consolidated financial statements), (iii) $150 million in gains on the sale of the Company’s investments in Hotwire and Orbitz (see Note 3 to the consolidated financial statements) and (iv) a $164 million reduction in previously accrued federal income taxes and related interest. In addition, the Company did not record a tax benefit associated with its 2003 losses. The Company’s 2002 results include a one-time, non-cash charge to record the cumulative effect of a change in accounting, effective January 1, 2002, of $988 million, or $6.35 per share, to write-off all of AMR’s goodwill upon the adoption of Statement of Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” (see Note 11 to the consolidated financial statements), and special charges of $718 million (see Note 2 to the consolidated financial statements).

REVENUES

2003 Compared to 2002 The Company’s revenues were relatively flat year-over-year, increasing approximately $20 million, or 0.1 percent, to $17.4 billion. During the first four months of the year, yields (passenger revenue per available seat mile) and load factors were down year-over-year, due to the impact of the war in Iraq and SARS. In the latter part of the year, both yields and load factors improved year-over-year, as the impact of the war in Iraq and SARS faded, and the U.S. economy began recovering. However, even with the recent improvements, the Company’s unit revenues and yield are still depressed relative to historical measures.

For the full year, American’s passenger revenues decreased by 0.7 percent, or $108 million, to $14.3 billion, on a capacity decrease of 4.1 percent to 165 billion available seat miles (ASMs). American’s passenger load factor increased 2.1 points to 72.8 percent and passenger revenue yield per passenger mile increased by 0.4 percent, or 0.05 cents, to 11.91 cents, driving American’s passenger revenue per available seat mile (RASM) up by 3.3 percent, or 0.28 cents, to 8.67 cents. In 2003, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations. Following is additional information regarding Americans domestic and international RASM and capacity:

	Year Ended December 31, 2003
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
Domestic	8.65	4.8%	116	(6.6)%
International	8.72	0.0	49	2.7
Latin America	9.08	(0.1)	24	2.0
Europe	8.53	1.6	21	3.0
Pacific	7.66	(6.8)	4	5.3

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2003, American had capacity purchase agreements with Chautauqua and Trans States for the full year. In 2002, American had a capacity purchase agreement with Chautauqua for the full year and a capacity purchase agreement with Trans States beginning in November 2002.

Regional Affiliates’ passenger revenues, which are based on industry standard mileage proration agreements for flights connecting to American flights, increased $88 million, or 6.1 percent, to $1.5 billion as a result of increased capacity and load factors. Regional Affiliates’ traffic increased 20.5 percent, or 940 million revenue passenger miles (RPMs), to 5.5 billion RPMs, while capacity increased 18.6 percent, or 1.3 billion ASMs, to 8.6 billion ASMs. This is somewhat offset by the elimination, in 2003, of a fee, paid to AMR Eagle by American, for passengers connecting to American flights.

Cargo revenues remained relatively flat with a decrease of 0.5 percent, or $3 million, to $558 million.

Other revenues increased 4.4 percent, or $43 million, to $1.0 billion due to increases in (i) airfreight service fees due primarily to fuel surcharges, (ii) AAdvantage program fees, (iii) employee travel service charges, (iv) excess baggage fees and (v) ticket change fees coupled with changes to the Company’s change fee arrangements with travel agencies. These increases were offset somewhat by decreases in contract maintenance work that American performs for other airlines.

2002 Compared to 2001 Although traffic continued to increase on reduced capacity following the events of September 11, 2001, the Company’s 2002 revenues and yields were down materially year-over-year. In addition to the residual effects of September 11, the Company’s revenues continued to be negatively impacted by the economic slowdown, seen largely in business travel declines and changes in business traveler profiles; the geographic distribution of the Company’s network; and reduced fares due in part to increased competition from low-cost carriers. TWA LLC purchased substantially all of the assets and assumed certain liabilities of TWA on April 9, 2001. The results of operations of TWA LLC are included in the Company and American’s results of operations beginning on that date. The Company’s revenues decreased approximately $1.5 billion, or 8.2 percent, to $17.4 billion.

American’s passenger revenues decreased by 8.5 percent, or $1.3 billion, to $14.4 billion. American’s passenger load factor increased by 1.7 points to 70.7 percent while passenger revenue yield per passenger mile decreased by 9.3 percent, or 1.22 cents, to 11.86 cents, driving American’s RASM down by 7.2 percent, or 0.65 cents, to 8.39 cents. In 2002, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations. Following is additional information regarding Americans domestic and international RASM and capacity:

	Year Ended December 31, 2002
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
Domestic	8.26	(8.8)%	125	(1.0)%
International	8.72	(2.8)	47	(7.2)
Latin America	9.09	(7.1)	23	(3.3)
Europe	8.40	0.3	20	(7.9)
Pacific	8.22	6.5	4	(22.4)

Regional Affiliates’ passenger revenues increased $3 million, or 0.2 percent, to $1.4 billion. AMR Eagle’s traffic increased 11 percent, or 409 million RPMs, to 4.1 billion RPMs, while capacity increased 1.9 percent, or 121 million ASMs, to 6.6 billion ASMs.

Cargo revenues decreased 15.3 percent, or $101 million, to $561 million primarily due to the economic slowdown and significant restrictions on cargo shipments for security reasons.

Other revenues decreased 10.1 percent, or $111 million, to $988 million due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in codeshare revenue and employee travel service charges.

OPERATING EXPENSES

2003 Compared to 2002 The Company’s operating expenses decreased 11.9 percent, or $2.5 billion, to $18.3 billion and American’s mainline operating expenses per ASM decreased 8.9 percent to 10.15 cents, including the impact of special charges and the U.S. government grant. The decrease in operating expenses and operating expenses per ASM is largely due to the Company’s cost savings initiatives coupled with security cost reimbursements from the U.S. government and a decrease in special charges.

(in millions)	Year ended
	December 31,	Change	Percentage
Operating Expenses	2003	from 2002	Change
Wages, salaries and benefits	$7,264	$(1,128)	(13.4)%	(a	)
Aircraft fuel	2,772	210	8.2	(b	)
Depreciation and amortization	1,377	11	0.8
Other rentals and landing fees	1,173	(25)	(2.1)
Commissions, booking fees and credit card expense	1,063	(100)	(8.6)	(c	)
Maintenance, materials and repairs	860	(248)	(22.4)	(d	)
Aircraft rentals	687	(153)	(18.2)	(e	)
Food service	611	(87)	(12.5)	(f	)
Other operating expenses	2,428	(287)	(10.6)	(g	)
Special charges	407	(311)	(43.3)	(h	)
U.S. government grant	(358)	(348)	NM	(i	)

Total operating expenses	$18,284	$(2,466)	(11.9)%

(a)	Wages, salaries and benefits decreased due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, effective in the second quarter of 2003.

(b)	Aircraft fuel expense increased due to a 15.1 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging), somewhat offset by a 5.5 percent decrease in the Company’s fuel consumption.

(c)	Commissions, booking fees and credit card expense decreased due primarily to commission structure changes implemented in March 2002.

(d)	Maintenance, materials and repairs decreased due primarily to a decrease in airframe and engine volumes at the Company’s maintenance bases resulting from a variety of factors, including the retirement and temporary grounding of aircraft and a decrease in the numbers of flights. The Company expects maintenance, materials and repairs costs to increase as aircraft utilization increases and the benefit from retiring aircraft subsides, and as contractual rates in certain flight hour agreements for outsourced aircraft engine maintenance increase.

(e)	Aircraft rentals decreased due primarily to the removal of leased aircraft from the fleet in prior periods as part of the Company’s restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases.

(f)	Food service decreased due primarily to a decrease in the number of departures and passengers boarded and simplification of catering services.

(g)	Other operating expenses decreased primarily due to decreases in (i) data processing expenses of $87 million due primarily to introducing further efficiencies into data processing environments resulting in reduced consumption, and negotiating more favorable terms with vendors; (ii) travel and incidental costs of $61 million due primarily to decreased overnight stays for pilots and flight attendants as a result of changes in the scheduling of flights, lower average hotel rates, work rule changes and lower per diems; (iii) insurance costs of $44 million due primarily to lower premiums, (iv) security costs of $31 million due primarily to the assumption of certain security services by the Transportation Security Administration (TSA) and the suspension of security services payments to the TSA from June 1, 2003 to September 30, 2003 and (v) contract maintenance work that American performs for other airlines of $29 million.

(h)	Special charges for 2003 included approximately (i) $341 million in aircraft charges offset by a $20 million credit to adjust prior accruals, (ii) $92 million in employee charges, (iii) $62 million in facility exit costs and a (iv) $68 million gain resulting from a transaction involving 33 of the Company’s Fokker 100 aircraft and related debt. Special charges for 2002 are described on the following page. See a further discussion of Special charges in Note 2 to the consolidated financial statements.

(i)	U.S. government grant includes a $358 million benefit recognized for the reimbursement of security service fees from the U.S. government under the Act in 2003. See a further discussion of U.S. government grant in Note 2 to the consolidated financial statements.

2002 Compared to 2001 The Company’s operating expenses decreased 3.2 percent, or $689 million, to $20.8 billion. American’s mainline operating expenses per ASM decreased 1.5 percent to 11.14 cents, including the impact of special charges and the U.S. government grant. The decrease in operating expenses and operating expenses per ASM is largely due to cost savings initiatives implemented in late 2001 and 2002.

(in millions)	Year ended
	December 31,	Change	Percentage
Operating Expenses	2002	from 2001	Change
Wages, salaries and benefits	$8,392	$360	4.5%	(a	)
Aircraft fuel	2,562	(326)	(11.3)	(b	)
Depreciation and amortization	1,366	(38)	(2.7)
Other rentals and landing fees	1,198	1	0.1
Commissions, booking fees and credit card expense	1,163	(377)	(24.5)	(c	)
Maintenance, materials and repairs	1,108	(57)	(4.9)
Aircraft rentals	840	11	1.3
Food service	698	(80)	(10.3)	(d	)
Other operating expenses	2,715	(281)	(9.4)	(e	)
Special charges	718	(748)	(51.0)	(f	)
U.S. government grant	(10)	846	(98.8)	(g	)

Total operating expenses	$20,750	$(689)	(3.2)%

(a)	Wages, salaries and benefits increased, primarily due to (i) higher salaries, largely offset by a decrease in the average number of equivalent employees and (ii) increases in the Company’s pension and health insurance costs, the latter reflecting rapidly rising medical care and prescription drug costs.

(b)	Aircraft fuel expense decreased due to a 3.3 percent decrease in the Company’s fuel consumption and a 6.4 percent decrease in the Company’s average price per gallon.

(c)	Commissions, booking fees and credit card expense decreased due primarily to a 7.8 percent decrease in passenger revenues and commission structure changes implemented in March 2002.

(d)	Food service decreased due primarily to the Company’s reduced operating schedule and reductions in the level of food service.

(e)	Other operating expenses decreased due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, advertising and promotion costs, and data processing expenses, which were partially offset by higher insurance and security costs.

(f)	Special charges for 2002 included approximately (i) $658 million related to aircraft charges, (ii) $57 million in employee charges and (iii) $3 million in facility charges. Special charges for 2001 included approximately (i) $1.2 billion related to aircraft charges, (ii) $115 million in facility charges, (iii) $71 million in employee charges and (iv) $43 million in other charges. See a further discussion of Special charges in Note 2 to the consolidated financial statements.

(g)	U.S. government grant includes a $10 million and $856 million benefit recognized for the reimbursement from the U.S. government under the Air Transportation Safety and System Stabilization Act for 2002 and 2001, respectively. See a further discussion of U.S. government grant in Note 2 to the consolidated financial statements.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous — net.

2003 Compared to 2002 Other expense decreased $66 million, or 12.5 percent, to $464 million due primarily to the following: Interest income decreased $16 million, or 22.5 percent, to $55 million due primarily to decreases in interest rates. Interest expense increased $18 million, or 2.6 percent, to $703 million resulting primarily from the approximately $903 million increase in the Company’s long-term debt, offset by an $84 million reduction in interest expense related to the agreement reached with the IRS discussed below. Interest capitalized decreased $15 million, or 17.4 percent, to $71 million due primarily to a decrease in purchase deposits for flight equipment. Miscellaneous-net increased $115 million to $113 million, due primarily to an $80 million gain on the sale of the Company’s investment in Hotwire and a $70 million gain related to an initial public offering by Orbitz, offset by the write-down of certain investments held by the Company during the first quarter of 2003.

2002 Compared to 2001 Other expense increased $244 million, or 85.3 percent, to $530 million due primarily to the following: Interest income decreased $39 million, or 35.5 percent, to $71 million due primarily to decreases in interest rates. Interest expense increased $147 million, or 27.3 percent, to $685 million resulting primarily from the increase in the Company’s long-term debt of approximately $2.7 billion. Interest capitalized decreased $58 million, or 40.3 percent, to $86 million due primarily to a decrease in purchase deposits for flight equipment.

INCOME TAX BENEFIT

2003 The Company did not record a net tax benefit associated with its 2003 losses due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements. Additionally, in 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995. As a result of this agreement, the Company recorded an $80 million tax benefit to reduce previously accrued income tax liabilities and an $84 million reduction in interest expense to reduce previously accrued interest related to the accrued income tax liabilities.

2002 The effective tax rate for the year ended December 31, 2002 was impacted by a $57 million charge resulting from a provision in Congress’ economic stimulus package that changes the period for carrybacks of NOLs. This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.

OPERATING STATISTICS

The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001(*)
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	120,328	121,747	120,606
Available seat miles (millions)	165,209	172,200	174,688
Cargo ton miles (millions)	2,000	2,007	2,130
Passenger load factor	72.8%	70.7%	69.0%
Passenger revenue yield per passenger mile (cents)	11.91	11.86	13.08
Passenger revenue per available seat mile (cents)	8.67	8.39	9.04
Cargo revenue yield per ton mile (cents)	27.87	27.73	30.80
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (**)	10.15	11.14	11.31
Fuel consumption (gallons, in millions)	2,956	3,163	3,294
Fuel price per gallon (cents)	87.5	76.0	81.3
Operating aircraft at year-end	770	819	881
Regional Affiliates
Revenue passenger miles (millions)	5,516	4,576	3,749
Available seat miles (millions)	8,597	7,248	6,515
Passenger load factor	64.2%	63.2%	57.5%

(*)	On April 9, 2001, TWA LLC purchased substantially all of the assets and assumed certain liabilities of TWA. Accordingly, the 2001 financial information above includes the operating results of TWA LLC since the date of acquisition.

(**)	Excludes $1,757 million, $129 million and $7 million of expense incurred related to Regional Affiliates in 2003, 2002 and 2001, respectively. In 2003, this expense related to capacity purchase agreements with AMR Eagle, Trans States and Chautauqua for the full year. In 2002, this expense related to capacity purchase agreements with Chautauqua for the full year and Trans Sates beginning in November 2002. In 2001, this expense related to a capacity purchase agreement with Chautauqua beginning in April 2001.

Note:	Certain amounts have been reclassified to conform with the 2003 presentation.

Government Assistance

In April 2003, the President signed the Act, which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs, which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration (the Security Fee Reimbursement). The Company’s Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and was recorded as a reduction to operating expenses. In addition, the Act suspended the collection of the passenger security fee from June 1, 2003 until September 30, 2003 and authorized the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004).

Outlook

Capacity for American’s mainline jet operations is expected to increase about six percent in 2004, despite removing aircraft from the fleet and reducing mainline departures. This is due to increased efficiencies, driven by three factors: (i) American operated with a low base number of flights in 2003 as a result of the war in Iraq and SARS, (ii) American is adding seats back to its Boeing 757 and Airbus A300 aircraft and (iii) as American realigns its mid-continent hubs and de-peaks its Miami schedule, its aircraft productivity levels will improve.

American’s goal is to improve its unit costs by 17 percent in the first quarter of 2004 compared to the first quarter of 2003, and by ten percent for the full year, compared to 2003. American will have a full year of labor savings from its Labor Agreements and Management Reductions and more fully realize the savings from its other strategic cost savings initiatives. However, there are significant cost challenges in 2004 that may affect its ability to achieve this goal, primarily from medical benefits costs, airport fees and maintenance, materials and repairs costs (due to flight hour agreement contractual rate increases and the benefit from retiring aircraft subsiding). In addition, the Company expects fuel prices to remain high during 2004. See “Risk Factors”.

Other Information

Environmental Matters Subsidiaries of AMR have been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. AMR’s alleged volumetric contributions at all but one of these sites are minimal compared to others. AMR does not expect these matters, individually or collectively, to have a material impact on its results of operations, financial position or liquidity. Additional information is included in Part C of Item 1 and Note 4 to the consolidated financial statements.

Critical Accounting Policies and Estimates The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: accounting for long-lived assets, passenger revenue, frequent flyer program, pensions and other postretirement benefits, and income taxes.

Long-lived assets — The Company has approximately $20 billion of long-lived assets as of December 31, 2003, including approximately $19 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company’s fleet plan has been the primary indicator that has resulted in an impairment charge. The Company recorded impairment charges related to its Fokker 100, Saab 340 and ATR 42 aircraft in 2001 and 2002. In 2003, the Company recorded an impairment charge related to its Airbus A300 aircraft as a result of accelerating the planned retirement of this fleet. In addition, in 2003, the Company recorded impairment charges related to its Boeing 767-200 aircraft and four of its Boeing 767-200ER aircraft as a result of permanently retiring these aircraft. Also in 2003, the Company analyzed its remaining Boeing 767-200ER aircraft and determined that these aircraft were not impaired based on anticipated future cash flows. See Notes 1 and 2 to the consolidated financial statements for additional information with respect to these impairment charges and each of the policies and assumptions used by the Company which affect the recorded values of long-lived assets.

Passenger revenue — Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the industry’s pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company’s historical experience and are generally recognized at the time of sale. The Company’s estimation techniques have been applied consistently from year to year. However, due to changes in the Company’s ticket refund policy and changes in the travel profile of customers, historical trends may not be representative of future results.

Frequent flyer program — The Company uses a number of estimates in accounting for its AAdvantage frequent flyer program. Additional information regarding the Company’s AAdvantage frequent flyer program is included in Part F of Item 1 of this Report. Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, cost per mile estimates or the minimum award level accrued could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.

Pensions and other postretirement benefits — The Company’s pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate, (ii) expected return on plan assets, and (iii) expected health care cost trend rate.

These assumptions as of December 31 were:

	2003	2002
Discount rate	6.25%	6.75%
Expected return on plan assets	9.00%	9.25%
Expected health care cost trend rate:
Pre-65 individuals
Initial	5.0%	6.0%
Ultimate (2005)	4.5%	4.5%
Post-65 individuals
Initial	11.0%	12.0%
Ultimate (2010)	4.5%	4.5%

The Company’s discount rate is determined based upon the review of high quality corporate bond rates, the change in these rates during the year, and year-end rate levels. Lowering the discount rate by 0.5 percent as of December 31, 2003 would increase the Company’s pension and postretirement benefits liability by approximately $532 million and $169 million, respectively, and increase estimated 2004 pension and postretirement benefits expense by $66 million and $10 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation of 40 percent longer duration corporate bonds, 25 percent U.S. value stocks, 20 percent international stocks, five percent emerging markets stocks and bonds and 10 percent alternative (private) investments. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 10.5 percent as of December 31, 2003. Lowering the expected long-term rate of return on plan assets by 0.5 percent as of December 31, 2003 would increase estimated 2004 pension expense by approximately $32 million.

The health care cost trend rate is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 1.0 percent would increase estimated 2004 postretirement benefits expense by $41 million.

The Company has pension and postretirement benefit unrecognized net actuarial losses as of December 31, 2003, of approximately $1.6 billion and $407 million, respectively. The unrecognized net actuarial losses represent changes in the amount of the projected benefit obligation, the postretirement accumulated benefit obligation and plan assets resulting from (i) changes in assumptions and (ii) actual experience differing from assumptions. The amortization of unrecognized net actuarial loss component of the Company’s 2004 pension and postretirement benefit net periodic benefit costs are expected to be approximately $58 million and $8 million, respectively. The Company’s total 2004 defined benefit pension expense and postretirement expense is currently estimated to be approximately $428 million and $264 million (including the impact of the Medicare legislation discussed in Note 10 to the consolidated financial statements), respectively.

The Company records an additional minimum pension liability when its accumulated benefit obligation exceeds the pension plans’ assets in excess of amounts previously accrued for pension costs. As of December 31, 2003, the Company’s additional minimum pension liability was $1.1 billion, down from $1.6 billion as of December 31, 2002, primarily as a result of significantly improved asset performance. The decrease in the Company’s minimum pension liability resulted in a 2003 credit to equity of approximately $337 million. An additional minimum pension liability is recorded as an increase to the pension liability, an increase to other assets (to the extent that a plan has unrecognized prior service costs) and a charge to stockholders’ equity as a component of Accumulated other comprehensive loss. See Note 10 to the consolidated financial statements for additional information regarding the Company’s pension and other postretirement benefits.

Income taxes — The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Accordingly, the Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company has a deferred tax valuation allowance of $663 million as of December 31, 2003. See Note 8 to the consolidated financial statements for additional information.

Tax contingencies — The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are appropriate, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. In 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995 and as a result, recorded an $80 million tax benefit to reduce previously accrued income tax liabilities and an $84 million reduction in interest expense to reduce previously accrued interest related to accrued tax liabilities.

Risk Factors

The Company’s ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company’s control. Among other things, the following factors have had and/or may have a negative impact on the Company’s business and financial results:

Economic and Other Conditions The airline industry is affected by changes in international, national, regional and local economic, business and financial conditions, inflation, war, terrorist attacks, political instability (or the threat thereof), consumer preferences and spending patterns, demographic trends, disruptions to the air traffic control system, consumer perceptions of airline safety, costs of safety, security and environmental measures, and the weather.

Substantial Indebtedness The Company has, and will continue to have, a significant amount of indebtedness. In addition, the Company, American and their respective subsidiaries may incur substantial additional debt, including secured debt, in the future. As discussed earlier in this Report, the Company’s substantial indebtedness could have important consequences. For example, it could (i) limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the funds available for other purposes, (iii) make the Company more vulnerable to economic downturns, (iv) limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions and, (v) limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants American has a fully drawn $834 million bank credit facility that expires December 15, 2005, which contains a liquidity covenant and an EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain non-cash items) to fixed charges (generally, interest and total rentals) ratio covenant. The Company expects to be able to continue to comply with these covenants. However, it cannot be sure that it will continue to be able to do so through the expiration of the facility. Failure to do so would result in a default under this facility and a significant amount of American’s other debt.

Fuel Prices / Supply Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, increased fare competition and lower revenues for all air carriers may offset any potential benefit of lower fuel prices. As of December 31, 2003, the Company had hedged approximately 21 percent of its expected first quarter 2004 fuel requirements, and a much lower percentage of its expected fuel requirements beyond March 31, 2004.

While the Company does not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there is an outbreak of hostilities or other conflicts in oil producing areas or elsewhere, there could be reductions in the production and/or importation of crude oil and/or significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, or if current high prices are sustained for a significant period of time, the Company’s business, as well as that of the entire industry, would be adversely affected.

Competition in the Airline Industry Service over almost all of the Company’s routes is highly competitive and fares remain at historically low levels. The Company faces vigorous competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost air carriers, and, particularly on shorter segments, ground transportation. Increasingly, the Company faces significant competition from marketing/operational alliances formed by its competitors. To the extent those alliances can undertake activities that are not available to the Company, the Company’s ability to effectively compete could be hindered. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields. In addition, since September 11, 2001, several air carriers have recently reorganized or are reorganizing under Chapter 11 of the United States Bankruptcy Code, including United and US Airways. It is possible that other competitors may seek to reorganize in or out of Chapter 11. Historically, air carriers involved in reorganizations have undertaken substantial fare discounting in order to maintain cash flows and enhance customer loyalty.

Restructuring Program As discussed in the Overview to this Item, the Company is continuing to implement a restructuring program. The ability of the Company to successfully implement the program without affecting operational performance and service levels is not assured.

Changing Business Strategy The Company evaluates its assets on an ongoing basis with a view to maximizing their value to the Company and determining which are core to its operations. It also evaluates its business strategies. The Company may change its business strategy in the future and may not pursue some of the goals stated herein.

Reduced Pricing Power The Company has reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers, especially business travelers, and increasing competition from low cost carriers. The percentage of routes on which the Company competes with carriers having substantially lower operating costs has grown significantly over the past decade. The Company now competes with low cost carriers on most of its domestic network. At the same time, the continuous increase in pricing transparency resulting from the use of the Internet has enabled cost conscious customers to more easily obtain the lowest fare on any given route.

Government Regulation Future results of the Company’s operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company’s operations may take, including the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor), the adoption of regulations that impact customer service standards (e.g., new passenger security standards), and the adoption of more restrictive locally-imposed noise restrictions.

Military Involvement Prior to the war in Iraq, the increased threat of U.S. military involvement in overseas operations had a significant adverse impact on the Company’s business, financial position (including access to capital markets) and results of operations and on the airline industry in general. Furthermore, the war in Iraq had a significant adverse impact on international and domestic revenues and future bookings. The continuing U.S. military involvement in Iraq, or other conflicts in the Middle East or elsewhere, may result in a similar adverse impact.

Terrorist Attacks As described elsewhere in this Report, the events of September 11, 2001 had a material adverse impact on the Company. The occurrence of another terrorist attack (whether domestic or international and whether against the Company or another entity) would again have a material adverse impact on the Company, its finances and/or its operations.

Uncertainty in International Operations The Company’s current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company’s operations, including the inability to obtain or retain needed route authorities and/or slots.

Diseases In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS), which primarily had an adverse impact on the Company’s Pacific operations. If there were another outbreak of a disease (such as SARS) that affects travel behavior, it could have a material adverse impact on the Company’s operations.

Uncertainty of Future Collective Bargaining Agreements and Events The Company’s operations could be adversely affected by failure of the Company to reach agreement with any labor union representing the Company’s employees. In addition, a dispute between the Company and an employee work group (outside the confines of a collective bargaining agreement) could adversely impact the Company’s operations.

Need for Additional Liquidity The Company needs additional liquidity because of its significant debt obligations maturing in the next several years, as well as substantial, and increasing pension funding obligations. The Company’s ability to obtain future financing or to sell assets may also be adversely affected because American has fewer unencumbered assets available than in years past. In recent years, a large portion of the aircraft assets (including virtually all of the aircraft eligible for benefits of Section 1110 of the U.S. Bankruptcy Code) have been encumbered. The ability to borrow against or sell those assets on acceptable terms is uncertain and, in any event, those assets may not maintain their current market value. To maintain sufficient liquidity as the Company continues to implement the Turnaround Plan, the Company will need continued access to additional funding. If the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets, it may be unable to fund its obligations and sustain its operations in the long-term.

Credit Ratings Since the September 11, 2001 terrorist attacks, AMR’s and American’s credit ratings have been lowered significantly. These reductions have increased borrowing costs and limited borrowing options. Additional significant reductions in the credit ratings could further increase borrowing or other costs and further restrict the availability of future financing.

Insurance Costs The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft. As a result of the September 11, 2001 events, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2004, covering losses to employees, passengers, third parties and aircraft. In addition, the Secretary of Transportation may extend the policy until December 31, 2004, at his discretion. However, there is no assurance that it will be extended. If the U.S. government does not extend the policy beyond August 31, 2004, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company’s results of operations would be negatively affected. In addition, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company’s operations and/or financial position and results of operations would be adversely affected.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments and Positions

The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes. Therefore, actual results may differ. The Company does not hold or issue derivative financial instruments for trading purposes. See Note 7 to the consolidated financial statements for accounting policies and additional information.

Aircraft Fuel The Company’s earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2003 and 2002 cost per gallon of fuel. Based on projected 2004 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $268 million in 2004, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2003, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Comparatively, based on projected 2003 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $205 million in 2003, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2002. The change in market risk is due to the increase in fuel prices and a decrease in the amount of fuel hedged. Beginning in March 2003, because of the Company’s then existing financial condition, the Company stopped entering into new hedge contracts and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. Commencing in October 2003, the Company began to enter into new fuel hedging contracts with maturities beyond March 2004 for a portion of its future fuel requirements. As of December 31, 2003, the Company had hedged, with option contracts, approximately 12 percent of its estimated 2004 fuel requirements, or approximately 21 percent of its estimated first quarter 2004 fuel requirements, 16 percent of its second quarter 2004 estimated fuel requirements and six percent of its estimated fuel requirements for the remainder of 2004. Comparatively, as of December 31, 2002 the Company had hedged approximately 32 percent of its estimated 2003 fuel requirements, 15 percent of its estimated 2004 fuel requirements, and approximately four percent of its estimated 2005 fuel requirements. The Company’s credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

Foreign Currency The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. Previously, the Company used options to hedge a portion of its anticipated foreign currency-denominated ticket sales. After determining its foreign currency hedge program’s impact was no longer materially beneficial, the Company discontinued entering into foreign currency hedges. The Company plans to periodically evaluate its foreign currency exposure to determine whether its foreign currency hedge program should be reinstated. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2003 and 2002 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $77 million and $65 million for the years ending December 31, 2004 and 2003, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2004 and 2003 foreign currency-denominated revenues and expenses as of December 31, 2003 and 2002, respectively.

Interest The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company’s largest exposure with respect to variable-rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable-rate debt instruments representing approximately 37 percent and 43 percent of its total long-term debt at December 31, 2003 and 2002, respectively, and interest rate swaps on notional amounts of approximately $138 million at December 31, 2002. If the Company’s interest rates average 10 percent more in 2004 than they did at December 31, 2003, the Company’s interest expense would increase by approximately $13 million and interest income from cash and short-term investments would increase by approximately $4 million. In comparison, at December 31, 2002, the Company estimated that if interest rates averaged 10 percent more in 2003 than they did at December 31, 2002, the Company’s interest expense would have increased by approximately $15 million and interest income from cash and short-term investments would have increased by approximately $5 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 2003 and 2002.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $372 million and $395 million as of December 31, 2003 and 2002, respectively. The change in market risk is due primarily to the increase in the Company’s fixed-rate long-term debt during 2003. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Other The Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Auditors	42
Consolidated Statements of Operations	43
Consolidated Balance Sheets	44-45
Consolidated Statements of Cash Flows	46
Consolidated Statements of Stockholders’ Equity	47
Notes to Consolidated Financial Statements	48-78

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
AMR Corporation

We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for its goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 16, 2004

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues
Passenger — American Airlines	$14,332	$14,440	$15,780
— Regional Affiliates	1,519	1,431	1,428
Cargo	558	561	662
Other revenues	1,031	988	1,099

Total operating revenues	17,440	17,420	18,969

Expenses
Wages, salaries and benefits	7,264	8,392	8,032
Aircraft fuel	2,772	2,562	2,888
Depreciation and amortization	1,377	1,366	1,404
Other rentals and landing fees	1,173	1,198	1,197
Commissions, booking fees and credit card expense	1,063	1,163	1,540
Maintenance, materials and repairs	860	1,108	1,165
Aircraft rentals	687	840	829
Food service	611	698	778
Other operating expenses	2,428	2,715	2,996
Special charges	407	718	1,466
U.S. government grant	(358)	(10)	(856)

Total operating expenses	18,284	20,750	21,439

Operating Loss	(844)	(3,330)	(2,470)
Other Income (Expense)
Interest income	55	71	110
Interest expense	(703)	(685)	(538)
Interest capitalized	71	86	144
Miscellaneous — net	113	(2)	(2)

	(464)	(530)	(286)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(1,308)	(3,860)	(2,756)
Income tax benefit	(80)	(1,337)	(994)

Loss Before Cumulative Effect of Accounting Change	(1,228)	(2,523)	(1,762)
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	—	(988)	—

Net Loss	$(1,228)	$(3,511)	$(1,762)

Loss Per Share:
Basic and Diluted
Loss before cumulative effect of accounting change	$(7.76)	$(16.22)	$(11.43)
Cumulative effect of accounting change	—	(6.35)	—

Net loss	$(7.76)	$(22.57)	$(11.43)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2003	2002
Assets
Current Assets
Cash	$120	$104
Short-term investments	2,486	1,846
Restricted cash and short-term investments	527	783
Receivables, less allowance for uncollectible accounts (2003 - $62; 2002 - $66)	796	909
Income tax receivable	—	572
Inventories, less allowance for obsolescence (2003 - $428; 2002 - $450)	516	627
Other current assets	237	96

Total current assets	4,682	4,937
Equipment and Property
Flight equipment, at cost	21,366	21,158
Less accumulated depreciation	6,047	6,117

	15,319	15,041
Purchase deposits for flight equipment	359	767

Other equipment and property, at cost	4,820	4,738
Less accumulated depreciation	2,409	2,288

	2,411	2,450

	18,089	18,258
Equipment and Property Under Capital Leases
Flight equipment	2,291	2,245
Other equipment and property	167	165

	2,458	2,410
Less accumulated amortization	1,087	974

	1,371	1,436
Other Assets
Route acquisition costs and airport operating and gate lease rights, less accumulated amortization (2003 - $284; 2002 - $257)	1,253	1,292
Other	3,935	4,344

	5,188	5,636

Total Assets	$29,330	$30,267

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2003	2002
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$967	$1,198
Accrued salaries and wages	528	705
Accrued liabilities	1,461	1,855
Air traffic liability	2,799	2,614
Current maturities of long-term debt	603	713
Current obligations under capital leases	201	155

Total current liabilities	6,559	7,240
Long-Term Debt, Less Current Maturities	11,901	10,888
Obligations Under Capital Leases, Less Current Obligations	1,225	1,422
Other Liabilities and Credits
Deferred gains	520	487
Pension and postretirement benefits	4,803	4,730
Other liabilities and deferred credits	4,276	4,543

	9,599	9,760
Commitments and Contingencies
Stockholders’ Equity
Preferred stock — 20,000,000 shares authorized; None issued	—	—
Common stock — $1 par value; 750,000,000 shares authorized; 182,350,259 shares issued	182	182
Additional paid-in capital	2,605	2,795
Treasury shares at cost: 2003 — 22,768,027; 2002 — 26,260,620	(1,405)	(1,621)
Accumulated other comprehensive loss	(785)	(1,076)
Retained (deficit) earnings	(551)	677

	46	957

Total Liabilities and Stockholders’ Equity	$29,330	$30,267

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2003	2002	2001
Cash Flow from Operating Activities:
Net Loss	$(1,228)	$(3,511)	$(1,762)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,222	1,210	1,122
Amortization	155	156	282
Provisions for asset impairments and special charges	190	463	1,214
Goodwill impairment	—	988	—
Gain on sale of investments	(154)	—	—
Deferred income taxes	—	(845)	(731)
Additional tax refunds due to tax law change	—	371	—
Redemption payments under operating leases for special facility revenue bonds	(521)	—	—
Change in assets and liabilities:
Decrease (increase) in receivables	690	(66)	120
Decrease (increase) in inventories	56	48	(39)
Increase (decrease) in accounts payable and accrued liabilities	(198)	(32)	379
Increase (decrease) in air traffic liability	184	(154)	(276)
Increase in other liabilities and deferred credits	245	188	165
Other, net	(40)	73	68

Net cash provided (used) by operating activities	601	(1,111)	542
Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(680)	(1,881)	(3,640)
Acquisition of Trans World Airlines, Inc.	—	—	(742)
Net (increase) decrease in short-term investments	(640)	540	(242)
Net decrease (increase) in restricted cash and short-term investments	256	(248)	(535)
Proceeds from sale of equipment and property and other investments	395	220	401
Other	24	(24)	18

Net cash used for investing activities	(645)	(1,393)	(4,740)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(886)	(687)	(922)
Proceeds from:
Issuance of long-term debt	945	3,099	4,744
Sale-leaseback transactions	—	91	352
Exercise of stock options	1	3	37

Net cash provided by financing activities	60	2,506	4,211

Net increase in cash	16	2	13
Cash at beginning of year	104	102	89

Cash at end of year	$120	$104	$102

Activities Not Affecting Cash
Flight equipment acquired through seller financing	$735	$—	$—

Capital lease obligations incurred	$140	$—	$—

Reduction to capital lease and other obligations	$(190)	$—	$—

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2001	$182	$2,911	$(1,865)	$(2)	$5,950	$7,176
Net loss	—	—	—	—	(1,762)	(1,762)
Adjustment for minimum pension liability	—	—	—	(161)	—	(161)
Changes in fair value of derivative financial instruments	—	—	—	(75)	—	(75)
Unrealized gain on investments	—	—	—	5	—	5
Income tax effect	—	—	—	87	—	87

Total comprehensive loss						(1,906)
Issuance of 2,421,838 shares from Treasury pursuant to stock option, deferred stock and restricted stock incentive plans, net of tax of $58	—	(46)	149	—	—	103

Balance at December 31, 2001	182	2,865	(1,716)	(146)	4,188	5,373
Net loss	—	—	—	—	(3,511)	(3,511)
Adjustment for minimum pension liability	—	—	—	(1,122)	—	(1,122)
Changes in fair value of derivative financial instruments	—	—	—	143	—	143
Unrealized loss on investments	—	—	—	(6)	—	(6)
Income tax effect	—	—	—	55	—	55

Total comprehensive loss						(4,441)
Issuance of 1,533,760 shares from Treasury pursuant to stock option, deferred stock and restricted stock incentive plans, net of tax of $2	—	(70)	95	—	—	25

Balance at December 31, 2002	182	2,795	(1,621)	(1,076)	677	957
Net loss	—	—	—	—	(1,228)	(1,228)
Adjustment for minimum pension liability	—	—	—	337	—	337
Changes in fair value of derivative financial instruments	—	—	—	(43)	—	(43)
Unrealized loss on investments	—	—	—	(3)	—	(3)
Income tax effect	—	—	—	—	—	—

Total comprehensive loss						(937)
Issuance of 3,492,593 shares from Treasury to vendors and employees pursuant to stock option and deferred stock incentive plans	—	(190)	216	—	—	26

Balance at December 31, 2003	$182	$2,605	$(1,405)	$(785)	$(551)	$46

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation The accompanying consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including its principal subsidiary American Airlines, Inc. (American). On April 9, 2001, American (through a wholly owned subsidiary, TWA Airlines LLC (TWA LLC)) purchased substantially all of the assets of Trans World Airlines, Inc. (TWA) and assumed certain liabilities. TWA was the eighth largest U.S. carrier, with a primary domestic hub in St. Louis. American funded the acquisition of TWA’s assets with its existing cash and short-term investments. The acquisition of TWA was accounted for under the purchase method of accounting and, accordingly, the operating results of TWA LLC since the date of acquisition have been included in the accompanying consolidated financial statements. All significant intercompany transactions have been eliminated. Certain amounts have been reclassified to conform with the 2003 presentation.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash and Short-term Investments The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations and various other obligations.

Inventories Spare parts, materials and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used in operations. Allowances for obsolescence are provided — over the estimated useful life of the related aircraft and engines — for spare parts expected to be on hand at the date aircraft are retired from service. Allowances are also provided for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

Maintenance and Repair Costs Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms.

Intangible Assets Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities (including international airport take-off and landing slots), domestic airport take-off and landing slots and airport gate leasehold rights acquired. Indefinite-lived intangible assets (route acquisition costs) are tested for impairment annually on December 31, rather than amortized, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value.

Statements of Cash Flows Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

Employee Accruals The Company estimates the amount of potential retroactive pay expected to be provided upon finalization of a labor agreement for work groups working under contracts that have become amendable. These estimates are based upon management’s expectation of the most likely outcome of the contract negotiations.

1. Summary of Accounting Policies (Continued)

Equipment and Property The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

Depreciable Life
American jet aircraft and engines	20 – 30 years
ATR 42 aircraft	2004[1]
Saab 340 aircraft	2005[1]
Other regional aircraft and engines	16 – 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Term of lease
Buildings and improvements (principally on leased land)	10-30 years or term of lease
Furniture, fixtures and other equipment	3-10 years
Capitalized software	3-10 years

[1]	Approximate final aircraft retirement date.

Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally five to ten percent, except when guaranteed by a third party for a different amount.

Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives. Lease terms vary but are generally ten to 25 years for aircraft and seven to 40 years for other leased equipment and property.

Measurement of Asset Impairments In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values.

Regional Affiliates Revenue from ticket sales is generally recognized when service is provided. Regional Affiliates revenues for flights connecting to American flights are allocated based on industry standard mileage proration agreements.

Passenger Revenue Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company’s historical experience, and are generally recorded at the time of sale.

1. Summary of Accounting Policies (Continued)

Frequent Flyer Program The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at current market rates and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used. The remaining portion of the revenue, representing the marketing products sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale, as the related services have been provided.

Tax Contingencies The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are appropriate, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Advertising Costs The Company expenses the costs of advertising as incurred. Advertising expense was $150 million, $161 million and $202 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Options The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. As required by SFAS 123, pro forma information regarding net loss and loss per share have been determined as if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rates ranging from 2.93% to 4.58%; dividend yields of 0%; expected stock volatility ranging from 45% to 55%; and expected life of the options ranging from 3.6 years to 4.5 years.

The following table illustrates the effect on net loss and loss per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net Loss, as reported	$(1,228)	$(3,511)	$(1,762)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	20	5	14
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(79)	(36)	(31)

Pro forma net loss	$(1,287)	$(3,542)	$(1,779)

Basic and diluted loss per share:
As reported	$(7.76)	$(22.57)	$(11.43)
Pro forma	$(8.13)	$(22.77)	$(11.54)

2. Special charges and U.S. government grant

In early 2001, the economic slowdown in the U.S. resulted in a sharp decline in the Company’s revenues. This slowdown was accelerated and exacerbated by the terrorist attacks on September 11, 2001. As a result, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs in the fourth quarter 2001. Subsequent to these events, the Company determined that the revenue decrease would likely persist indefinitely and that achieving $4 billion in annual capacity-independent cost savings was necessary to offset the revenue decline. The Company initiated the following restructuring activities to realize this goal:

•	In 2002, the Company announced a series of initiatives to reduce its costs by $2 billion. These initiatives are being implemented through 2005, and involve: (i) scheduling efficiencies, including the de-peaking of certain of its hubs, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. As a result of the initiatives, the Company reduced an estimated 7,000 jobs by March 2003.

•	In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions (the Labor Agreements) and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions), which resulted in additional workforce reductions. In addition, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements, the Company or American will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

As a result of the Company’s continuing restructuring activities, the Company has recorded a number of special charges. Special charges (credits) for the years ended December 31, 2003, 2002 and 2001 included the following (in millions):

	Year Ended December 31,
	2003	2002	2001
Aircraft charges	$321	$658	$1,237
Employee charges	92	57	71
Facility exit costs	62	3	115
Other	(68)	—	43

Total special charges	$407	$718	$1,466

		Amount
Year	Description of Charge	(millions)
Aircraft charges
2003	Accelerated the planned retirement of Airbus A300 aircraft and permanently retired Boeing 767-200 aircraft and four Boeing 767-200 ER aircraft. Aircraft and related Airbus A300 rotables were written down to fair value.*	$264
	Retired 11 Boeing 757 leased aircraft and accrued future lease commitments and lease return condition costs	77
	Adjusted prior accruals for lease return and other costs initially recorded as a component of Special charges	(20)

		$321

2. Special charges and U.S. government grant (Continued)

		Amount
Year	Description of Charge	(millions)
Aircraft charges (Continued)
2002	Accelerated the planned retirement of Fokker 100, Saab 340 and ATR 42 aircraft. Aircraft and related rotables and excess inventory were written down to fair value. *	$370
	Retired nine leased Boeing 767-300 aircraft and accelerated the retirement of four leased Fokker 100 aircraft. Accrued future lease commitments and lease return costs. Excess Boeing 767-300 inventory and related rotables were written down to fair value.	189
	Accrued contract cancellation costs and other costs related to discontinued aircraft modifications	99

		$658

2001	Accelerated the planned retirement of Fokker 100, Saab 340 and ATR 42 aircraft and retired five Boeing 727-200 and one McDonnell Douglas MD-80 aircraft. Aircraft, related Fokker 100, Saab 340 and ATR 42 rotables and certain other aircraft modifications were written down to fair value. *	$1,172
	Retired leased McDonnell Douglas DC-9 and Boeing 717 aircraft and eight leased McDonnell Douglas MD-80 aircraft and accrued future lease commitments and lease return costs	65

		$1,237

Employee charges
2003	Reduced approximately 9,300 jobs across all work groups** (by June 2004) in conjunction with the Management Reductions and the Labor Agreements and the reduction of the St. Louis hub. Accrued primarily severance costs.	$76
	Recognized curtailment loss as discussed in Note 10	46
	Accrued severance charges related to the 2002 workforce reduction discussed below	25
	Other	4
	Reduced vacation accrual to reflect new lower pay scales and maximum vacation caps and wrote off a note receivable from one of the Company’s three major unions in conjunction with the Labor Agreements and the Management Reductions	(59)

		$92

2002	Reduced approximately 7,000 jobs by March 2003 across all work groups** to realign workforce with planned capacity reductions, fleet simplification, and hub restructurings. Accrued severance and benefits related to voluntary programs in accordance with collective bargaining agreements with pilot and flight attendant work groups.	$57

2. Special charges and U.S. government grant (Continued)

		Amount
Year	Description of Charge	(millions)
Employee charges (Continued)
2001	Reduced workforce by approximately 20,000 jobs across all work groups**. Accrued primarily severance and benefits.	$71

Facility exit costs
2003	Accrued the fair value of future lease commitments and wrote-off certain prepaid rental amounts and leasehold improvements related to certain excess airport space that will no longer be used	$45
	Reduced the size of the St. Louis hub and accrued the fair value of certain future lease commitments	12
	Other	5

		$62

2001	Discontinued service at Dallas Love Field Airport and closed six Admiral’s Clubs, five airport Platinum Service Centers and approximately 105 off-airport Travel Centers in 37 cities. Accrued the fair value of future lease commitments and wrote-off certain leasehold improvements and fixed assets.	$87
	Sold terminal facilities lease rights at the Raleigh-Durham International Airport to the Raleigh-Durham Airport Authority. Accrued residual cost less sales proceeds.	28

		$115

*	In determining the asset impairment charges described above, management estimated the undiscounted future cash flows using models used by the Company in making fleet and scheduling decisions. In determining the fair value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft and engines. The Company also considered internal valuation models in determining the fair value of these aircraft, and with respect to the Fokker 100 aircraft, incorporated the fact that with this grounding, no major airline will operate this fleet type.

**	Work groups include pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel.

2. Special charges and U.S. government grant (Continued)

Other

As part of the Vendor Agreements discussed above, American sold 33 Fokker 100 aircraft (with a minimal net book value), issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, entered into short-term leases on these aircraft and issued shares of AMR common stock as discussed in Note 9. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was retired. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company’s filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company’s interest rate swap agreements related to the debt that has been retired, the Company recognized a gain of approximately $68 million. If the certain events described above do not occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

Summary

The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

	Aircraft	Facility	Employee
	Charges	Exit Costs	Charges	Other	Total
2001
Special charges	$1,237	$115	$71	$43	$1,466
Non-cash charges	(1,179)	(93)	—	—	(1,272)
Payments	—	(2)	(71)	(43)	(116)

Remaining accrual at December 31, 2001	58	20	—	—	78
2002
Special charges	658	3	57	—	718
Non-cash charges	(460)	(3)	—	—	(463)
Payments	(47)	(3)	(13)	—	(63)

Remaining accrual at December 31, 2002	209	17	44	—	270
2003
Special charges	341	62	92	(68)	427
Adjustments	(20)				(20)
Non-cash charges	(264)	(17)	23	68	(190)
Payments	(69)	(6)	(133)	—	(208)

Remaining accrual at December 31, 2003	$197	$56	$26	$—	$279

Cash outlays related to the accruals, as of December 31, 2003, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2004, respectively.

2. Special charges and U.S. government grant (Continued)

U.S. government grant

In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, 2003 (the Appropriations Act), which includes provisions authorizing payment of $2.3 billion to reimburse air carriers for increased security costs in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration (the Security Fee Reimbursement). The Company’s Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and is included in U.S. government grant in the accompanying consolidated statement of operations. The Appropriations Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government its Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act). The Company received a total of $866 million from the U.S. government under the airline compensation provisions of the Stabilization Act. For the years ended December 31, 2002 and 2001, the Company recognized approximately $10 million and $856 million, respectively, which is included in U.S. government grant on the accompanying consolidated statements of operations.

In addition, the Stabilization Act provides for compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11, 2001. Furthermore, the Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not exceed the liability coverage maintained by the air carrier. Based upon estimates provided by the Company’s insurance providers, the Company recorded a liability of approximately $2.3 billion for claims arising from the events of September 11, 2001, after considering the liability protections provided for by the Stabilization Act. The Company has also recorded a liability of approximately $637 million related to flight 587, which crashed on November 12, 2001. In addition, the Company has recorded a receivable for these amounts, which the Company expects to recover from its insurance carriers as claims are resolved. These insurance receivables and liabilities are classified as Other assets and Other liabilities and deferred credits on the accompanying consolidated balance sheets, respectively, and are based on reserves established by the Company’s insurance carriers. These estimates may be revised as additional information becomes available concerning the expected claims. One of the Company’s insurance carriers has entered liquidation. The carrier provides approximately five percent of the Company’s coverage related to the events of September 11, 2001 and flight 587, as well as other covered items. This results in approximately $100 million in receivables, net of reserves, from the insurance carrier as of December 31, 2003. The Company expects to recover the net receivable via the liquidation process or other means available.

3. Investments

Short-term investments consisted of (in millions):

	December 31,
	2003	2002
Overnight investments and time deposits	$718	$572
Corporate and bank notes	1,245	832
U. S. government agency notes	496	285
U. S. government agency mortgages	17	142
Other	10	15

	$2,486	$1,846

Short-term investments at December 31, 2003, by contractual maturity included (in millions):

Due in one year or less	$1,495
Due between one year and three years	974
Due after three years	17

$2,486

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses, net of deferred taxes, are reflected as a component of Accumulated other comprehensive loss.

As of December 31, 2003, the Company had approximately $166 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the accompanying consolidated balance sheet.

During 2003, the Company sold its interests in Worldspan, a computer reservations company, and Hotwire, a discount travel website. The Company received $180 million in cash and a $39 million promissory note for its interest in Worldspan. It received $84 million in cash, $80 million of which was recognized as a gain, for its interest in Hotwire. In addition, during 2003, the Company sold a portion of its interest in Orbitz, a travel planning website, in connection with an Orbitz initial public offering and a secondary offering, resulting in total proceeds of $65 million, and a gain of $70 million. The gains on the sale of the Company’s interests in Hotwire and Orbitz are included in Miscellaneous-net in the accompanying consolidated statement of operations.

4. Commitments, Contingencies and Guarantees

As of December 31, 2003, the Company had commitments to acquire: 36 Embraer regional jets and six Bombardier CRJ-700s in 2004; an aggregate of 38 Embraer regional jets in 2005 and 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $755 million in 2004, $711 million in 2005, $669 million in 2006 and an aggregate of approximately $1.9 billion in 2007 through 2010. The Company has pre-arranged financing or backstop financing for all of its aircraft deliveries through June 2005 (42 aircraft in 2004 and 20 aircraft in 2005).

American has granted Boeing a security interest in American’s purchase deposits with Boeing. These purchase deposits totaled $277 million as of December 31, 2003.

4. Commitments, Contingencies and Guarantees (Continued)

The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $600 million as of December 31, 2003. The Company expects to make payments related to these projects as follows: $250 million in 2004, $188 million in 2005, $93 million in 2006 and $69 million in 2007. In addition, the Company has an information technology support related contract that requires minimum annual payments of $158 million through 2013.

The Company has capacity purchase agreements with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the American Connection carriers) to provide Embraer EMB-140/145 regional jet services to certain markets under the brand “American Connection”. Under these arrangements, the Company pays the American Connection carriers a fixed fee per block hour to operate the aircraft. The block hour fees are designed to cover the American Connection carriers’ fully allocated costs. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In addition to covering the cost of operations, the Company also pays a designed profit margin to the American Connection carriers. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the American Connection regional jets. Minimum payments under the contracts are $95 million in 2004, $69 million in 2005, $70 million in 2006, $71 million in 2007 and $20 million in 2008. However, based on expected utilization, the Company expects to make payments of $162 million in 2004, $164 million in 2005, $166 million in 2006, $168 million in 2007, $170 million in 2008 and $854 million in 2009 and beyond. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company is not able to estimate the potential amount of any liability resulting from the indemnities. These indemnities are discussed in the following paragraphs.

The Company’s loan agreements and other London Interbank Offered Rate (LIBOR)-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with, or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company’s loan agreements, derivative contracts and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

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

In its aircraft financing agreements, the Company generally indemnifies the financing parties, trustees acting on their behalf and other relevant parties against liabilities (including certain taxes) resulting from the financing, manufacture, design, ownership, operation and maintenance of the aircraft regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties.

4. Commitments, Contingencies and Guarantees (Continued)

The Company has general indemnity clauses in many of its airport and other real estate leases where the Company as lessee indemnifies the lessor (and related parties) against liabilities related to the Company’s use of the leased property. Generally, these indemnifications cover liabilities resulting from the negligence of the indemnified parties, but not liabilities resulting from the gross negligence or willful misconduct of the indemnified parties. In addition, the Company provides environmental indemnities in many of these leases for contamination related to the Company’s use of the leased property.

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

AMR and American have event risk covenants in approximately $2.0 billion of indebtedness and operating leases as of December 31, 2003. These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time. No designated event, as defined, has occurred as of December 31, 2003.

The Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $72 million and $92 million, which are included in Accrued liabilities on the accompanying consolidated balance sheets, at December 31, 2003 and 2002, respectively. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company’s consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company’s current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

5. Leases

As discussed in Note 2, in 2003, the Company reached concessionary agreements with certain lessors. The Vendor Agreements with these lessors affected the payments, lease term, and other conditions of certain leases. As a result of these changes, 30 leases, which were previously accounted for as operating leases, were converted to capital leases, and one lease, which was previously accounted for as a capital lease, was converted to an operating lease. The Company recorded the new capital leases at the fair value of the respective assets being leased. These changes did not have a significant effect on the Company’s accompanying consolidated balance sheet.

In addition, certain of the Vendor Agreements provide that the Company’s obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company’s filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $24 million in additional operating lease payments and $11 million in additional payments related to capital leases as of December 31, 2003. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

5. Leases (Continued)

AMR’s subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, were (in millions):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2004	$325	$1,114
2005	256	1,056
2006	256	990
2007	187	968
2008	224	916
2009 and subsequent	1,111	8,387

	2,359	$13,431 (1)

Less amount representing interest	933

Present value of net minimum lease payments	$1,426

(1)	As of December 31, 2003, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.3 billion relating to rent expense being recorded in advance of future operating lease payments.

At December 31, 2003, the Company had 259 jet aircraft and 27 turboprop aircraft under operating leases and 99 jet aircraft and 13 turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor’s cost of the aircraft or a predetermined fixed amount.

Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $1.8 billion of these bonds (with total future payments of approximately $4.8 billion as of December 31, 2003) are guaranteed by American, AMR, or both. Approximately $532 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2004, $104 million in 2005, $28 million in 2006, $100 million in 2007 and $188 million in 2008. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. The special facility revenue bonds that contain mandatory tender provisions are included in the table above at their ultimate maturity date rather than their mandatory tender provision date.

Rent expense, excluding landing fees, was $1.4 billion, $1.6 billion and $1.7 billion in 2003, 2002 and 2001, respectively.

5. Leases (Continued)

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, revised in December 2003, (Interpretation 46), requires the primary beneficiary of a variable interest entity (VIE) to include the assets, liabilities, and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of an unconsolidated VIE in which the Company holds a significant variable interest. The provisions of Interpretation 46 were effective immediately for any interest in a VIE acquired after January 31, 2003 and beginning in the fourth quarter of 2003 for any interest in a VIE commonly referred to as special-purpose entity that was acquired before February 1, 2003. The Financial Accounting Standards Board deferred the effective date of Interpretation 46 to the first quarter of 2004 for any other interests in a VIE acquired before February 1, 2003. Certain entities, including entities established by municipalities for the purpose of issuing special facility revenue bonds, are not subject to the provisions of Interpretation 46. In addition, certain entities with which the Company has capacity purchase agreements are not considered VIEs, as they are considered businesses as defined by Interpretation 46.

The Company has completed its evaluation of its interests in VIEs, including certain aircraft operating leases with fixed price purchase options and certain fuel consortia arrangements. The Company has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessor under certain of its aircraft operating leases (discussed below). Furthermore, the Company has determined that it is neither the primary beneficiary of, nor holds a significant variable interest in, any of its various fuel consortia arrangements. As a result, Interpretation 46 has had no impact on the Company’s consolidated statement of operations or balance sheet.

American has 88 aircraft operating leases where the lessor is a variable interest entity — a trust — and the lease contains a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2003, future lease payments required under these leases totaled $3.2 billion.

6. Indebtedness

Long-term debt consisted of (in millions):

	December 31,
	2003	2002
Secured variable and fixed rate indebtedness due through 2021 (effective rates from 1.61% - 9.16% at December 31, 2003)	$6,041	$5,474
Enhanced equipment trust certificates due through 2011 (rates from 1.8% - 9.1% at December 31, 2003)	3,747	3,623
6.0% - 8.5% special facility revenue bonds due through 2036	947	1,035
Credit facility agreement due in 2005 (4.68% at December 31, 2003)	834	834
9.0% - 10.20% debentures due through 2021	330	330
7.88% - 10.55% notes due through 2039	303	303
4.25% senior convertible notes due 2023	300	—
Other	2	2

	12,504	11,601
Less current maturities	603	713

Long-term debt, less current maturities	$11,901	$10,888

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2004 — $603 million; 2005 — $1.4 billion; 2006 — $1.2 billion; 2007 — $1.1 billion; 2008 — $570 million.

6. Indebtedness (Continued)

American has a fully drawn $834 million bank credit facility that expires December 15, 2005, which contains a liquidity covenant and an EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain non-cash items) to fixed charges (generally, interest and total rentals) ratio covenant. The required EBITDAR to fixed charges ratio is 1.1 to 1.0 for the three-month period ending March 31, 2004, and increases on a quarterly basis up to 1.5 to 1.0 for each four consecutive quarters ending after December 31, 2004. The liquidity covenant requires American to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. The Company expects to be able to continue to comply with these covenants. However, it cannot be sure that it will continue to be able to do so through the expiration of the facility. Failure to do so would result in a default under this facility and a significant amount of American’s other debt.

During the year ended December 31, 2003, American borrowed approximately $554 million, under seller financed debt agreements, related to the purchase of aircraft. These debt agreements are secured by the related aircraft and have effective interest rates, which are fixed and mature over various periods of time through 2013. As of December 31, 2003, the effective interest rate on these agreements ranged up to 9.12 percent.

During the year ended December 31, 2003, AMR Eagle borrowed approximately $473 million, under various debt agreements, related to the purchase of regional jet aircraft, including certain seller financed agreements. These debt agreements are secured by the related aircraft and have effective interest rates, which are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2020. As of December 31, 2003, the effective interest rate on these agreements ranged up to 6.73 percent.

In addition, in July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at 3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are partially insured by a third party.

In September 2003, the Company issued $300 million principal amount of its 4.25 percent senior convertible notes due 2023 in a private placement. Each note is convertible into AMR common stock at a conversion rate of 57.61 shares per $1,000 principal amount of notes (which represents an equivalent conversion price of $17.36 per share), subject to adjustment in certain circumstances. The notes are convertible under certain circumstances, including if (i) the closing sale price of the Company’s common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of the Company’s common stock falls below a certain level for a specified period of time, (iii) the Company calls the notes for redemption, or (iv) certain corporate transactions occur. Holders of the notes may require the Company to repurchase all or any portion of the notes on September 23, 2008, 2013 and 2018 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. The Company may pay the purchase price in cash, common stock or a combination of cash and common stock. After September 23, 2008, the Company may redeem all or any portion of the notes for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date. These notes are guaranteed by American.

Also in September 2003, American transferred its two headquarters buildings located in Fort Worth, Texas to AA Real Estate Holding L.P., a wholly owned consolidated subsidiary of American. This entity leased the buildings back to American pursuant to a triple-net lease, and used the buildings and the lease as security for a loan consisting of four notes, in the amount of $98 million (net of discount of $2 million), which is reflected as debt in the accompanying consolidated balance sheet of the Company. Each note corresponds to a separate class of AA/Ft. Worth HQ Finance Trust Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates, Series 2003 (the Certificates) issued by the AA/Ft. Worth HQ Finance Trust, which is not a subsidiary of American, in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Certificates and corresponding notes have an average effective interest rate of 7.2 percent and a final maturity in 2010.

6. Indebtedness (Continued)

In 2002, the Regional Airports Improvement Corporation and the New York City Industrial Development Agency issued facilities sublease revenue bonds at the Los Angeles International Airport and John F. Kennedy International Airport, respectively, to provide reimbursement to American for certain facility construction and other related costs. The Company has recorded the total amount of the issuances of $759 million (net of $38 million discount) as long-term debt on the accompanying consolidated balance sheet as of December 31, 2002. These obligations bear interest at fixed rates, with an average effective rate of 8.54 percent, and mature over various periods of time, with a final maturity in 2028. The Company has received approximately $687 million in reimbursements of certain facility construction and other related costs through December 31, 2003. Of the remaining $72 million of bond issuance proceeds not yet received, classified as Other assets on the accompanying consolidated balance sheet, $25 million are held by the trustee for reimbursement of future facility construction costs and will be available to the Company in the future, and $47 million are held in a debt service reserve fund.

Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $12.6 billion.

As of December 31, 2003, AMR has issued guarantees covering approximately $932 million of American’s tax-exempt bond debt and American has issued guarantees covering approximately $936 million of AMR’s unsecured debt, including the 4.25 percent senior convertible notes discussed above. In addition, as of December 31, 2003, AMR and American have issued guarantees covering approximately $503 million of AMR Eagle’s secured debt, and AMR has issued guarantees covering an additional $1.9 billion of AMR Eagle’s secured debt.

Cash payments for interest, net of capitalized interest, were $661 million, $564 million and $343 million for 2003, 2002 and 2001, respectively.

In February 2004, American issued $180 million of Fixed Rate Secured Notes due 2009. These notes are secured by certain spare parts and bear interest at 7.25 percent. Also in February 2004, AMR issued, and American guaranteed, $324 million of 4.5 percent senior convertible notes due 2024.

7. Financial Instruments and Risk Management

As part of the Company’s risk management program, AMR uses a variety of financial instruments, including fuel swap and option contracts and interest rate swaps. Prior to September 2002, the Company also used currency option contracts and exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings. The Company’s outstanding posted collateral as of December 31, 2003 is included in restricted cash and short-term investments and is not material. The Company’s credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

7. Financial Instruments and Risk Management (Continued)

Fuel Price Risk Management

American enters into jet fuel, heating oil and crude oil swap and option contracts to dampen the impact of the volatility in jet fuel prices. These instruments generally have maturities of up to 24 months. The Company accounts for its fuel swap and option contracts as cash flow hedges and records the fair value of its fuel hedging contracts in Other current assets, Other assets and Accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in the forecasted value of the jet fuel being hedged. If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in the forecasted value of the jet fuel being hedged, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense. Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive loss and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.

The Company monitors the commodities used in its fuel hedging programs to determine that these commodities are expected to be “highly effective” in offsetting changes in its forecasted jet fuel prices. In doing so, the Company uses a regression model to determine the correlation of the percentage change in prices of the commodities used to hedge jet fuel (i.e., WTI Crude oil and NYMEX Heating oil) to the percentage change in prices of jet fuel over a 12 to 24 month period. The fuel hedge contracts are deemed to be “highly effective” if this correlation is within 80 percent to 125 percent.

Beginning in March 2003, because of the Company’s then existing financial condition, the Company stopped entering into new hedge contracts and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. The termination of these contracts resulted in the collection of approximately $41 million in settlement of the contracts. The gain on these contracts will continue to be deferred in Accumulated other comprehensive loss and recognized in earnings when the original underlying jet fuel hedged is used. Commencing in October 2003, the Company began to enter into new option contracts with maturities beyond March 2004 for a portion of its future fuel requirements.

For the years ended December 31, 2003, 2002 and 2001, the Company recognized net gains of approximately $149 million, $4 million and $29 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. The net gains recognized in 2003, 2002 and 2001 included approximately $1 million, $13 million and $72 million, respectively, of expense related to ineffectiveness. The fair value of the Company’s fuel hedging agreements at December 31, 2003 and 2002, representing the amount the Company would receive to terminate the agreements, totaled $54 million and $212 million, respectively.

Interest Rate Risk Management

American uses interest rate swap contracts to effectively convert a portion of its fixed-rate capital lease obligations to floating-rate obligations. The Company accounts for its interest rate swap contracts as fair value hedges whereby the fair value of the related interest rate swap agreement is reflected in Other assets with the corresponding liability being recorded as a component of Obligations Under Capital Leases on the accompanying consolidated balance sheets. The Company has no ineffectiveness with regard to its interest rate swap contracts. The fair value of the Company’s interest rate swap agreements related to capital lease obligations, representing the amount the Company would receive if the agreements were terminated at December 31, 2003 and 2002, was approximately $9 million and $14 million, respectively.

7. Financial Instruments and Risk Management (Continued)

Foreign Exchange Risk Management

The Company has entered into Japanese yen currency exchange agreements to hedge certain yen-based capital lease obligations (effectively converting these obligations into dollar-based obligations). The Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in Other liabilities and deferred credits and Accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements. The fair values of the Company’s yen currency exchange agreements, representing the amount the Company would pay to terminate the agreements, were $33 million and $44 million as of December 31, 2003 and 2002, respectively. The exchange rates on the Japanese yen agreements range from 66.5 to 105.1 yen per U.S. dollar.

Fair Values of Financial Instruments

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	December 31,
	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Secured variable and fixed rate indebtedness	$6,041	$5,307	$5,474	$4,569
Enhanced equipment trust certificates	3,747	3,454	3,623	3,153
6.0% - 8.5% special facility revenue bonds	947	797	1,035	658
Credit facility agreement	834	834	834	834
9.0% - 10.20% debentures	330	267	330	153
7.88% - 10.55% notes	303	257	303	149
4.25% senior convertible notes	300	309	—	—
Other	2	2	2	2

	$12,504	$11,227	$11,601	$9,518

The Company has other investments for which the fair value exceeds carrying value by $121 million. All other financial instruments are either carried at fair value or their carrying value approximates fair value.

8. Income Taxes

The significant components of the income tax benefit for loss before cumulative effect of accounting change were (in millions):

	Year Ended December 31,
	2003	2002	2001
Current	$(80)	$(863)	$(263)
Deferred	—	(474)	(731)

	$(80)	$(1,337)	$(994)

8. Income Taxes (Continued)

The income tax benefit includes a federal income tax benefit of $76 million, $1,235 million and $911 million and a state income tax benefit of $4 million, $107 million and $90 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In the fourth quarter of 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995 and, as a result, recorded an $80 million tax benefit to reduce previously accrued income tax liabilities.

The income tax benefit for loss before cumulative effect of accounting change differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Statutory income tax benefit	$(458)	$(1,351)	$(965)
State income tax benefit, net of federal tax effect	(31)	(103)	(58)
IRS audit settlement	(80)	—	—
Meal expense	11	16	18
Expiration of foreign tax credits	9	39	—
Foreign tax credit carryforwards	—	—	(7)
Deferred tax assets not benefited	465	50	7
Other, net	4	12	11

Income tax benefit	$(80)	$(1,337)	$(994)

The deferred tax assets not benefited in 2003 relate primarily to net operating loss carryforwards. The deferred tax assets not benefited in 2002 related to the Company’s uncertainty regarding the realization of the foreign tax credit carryforwards and state net operating losses, and in 2001 related to the Company’s uncertainty regarding the realization of the foreign tax credit carryforwards.

Additionally, as of December 31, 2003, the recording of other comprehensive income items, primarily the minimum pension liability, resulted in a decrease to the net deferred tax asset. The Company recorded a $111 million reduction to the valuation allowance as a component of Accumulated other comprehensive income related to such net deferred tax asset. As of December 31, 2002, the recording of other comprehensive income items, primarily the minimum pension liability, resulted in a net deferred tax asset. The Company recorded a $313 million valuation allowance as a component of Accumulated other comprehensive income related to such net deferred tax asset. The total change in the valuation allowance was $293 million and $363 million in 2003 and 2002, respectively.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

8. Income Taxes (Continued)

The components of AMR’s deferred tax assets and liabilities were (in millions):

	December 31,
	2003	2002
Deferred tax assets:
Postretirement benefits other than pensions	$1,067	$1,005
Rent expense	851	815
Alternative minimum tax credit carryforwards	427	500
Operating loss carryforwards	1,228	597
Pensions	525	589
Frequent flyer obligation	467	444
Gains from lease transactions	212	185
Other	693	745
Valuation allowance	(663)	(370)

Total deferred tax assets	4,807	4,510

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,441)	(4,076)
Other	(366)	(434)

Total deferred tax liabilities	(4,807)	(4,510)

Net deferred tax liability	$—	$—

At December 31, 2003, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $427 million, which is available for an indefinite period, and federal net operating losses of approximately $2.9 billion for regular tax purposes, which will fully expire, if unused, in 2022 and 2023. The Company had available for state income tax purposes net operating losses of $2.9 billion, which expire, if unused, in years 2005 through 2023.

Cash refunds for income taxes were $575 million, $646 million and $28 million for 2003, 2002 and 2001, respectively. The amounts received in 2003 and 2002 relate primarily to net operating loss carryback claims, including a carryback claim filed as a result of a provision in Congress’ economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs.

9. Stock Awards and Options

In March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and Vendors in connection with negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of the Company’s common stock outstanding on March 24, 2003 (156,359,955) or approximately 46.9 million shares. From the foregoing authorization, the Company issued approximately 2.5 million shares to Vendors from treasury stock, resulting in a re-allocation from Treasury stock to Additional paid-in capital of $142 million.

In 2003, the Company established the 2003 Employee Stock Incentive Plan (the 2003 Plan) to provide equity awards to employees in connection with the Labor Agreements and Management Reductions discussed in Note 2. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

9. Stock Awards and Options (Continued)

Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights (SARs), restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23,700,000 shares. The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan, will terminate no later than May 21, 2008.

Options granted under the 1988 and 1998 Long Term Incentive Plans (collectively, the LTIP Plans) and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from two to five years following the date of grant and expire no later than ten years from the date of grant. As of December 31, 2003, approximately 7.1 million shares were available for future grant under the LTIP Plans and the 2003 Plan.

In May 1997, in conjunction with a labor agreement reached between American and members of the Allied Pilots Association (APA), the Company established the Pilots Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the APA the option to purchase 11.5 million shares of AMR stock at $41.69 per share, $5 less than the average fair market value of the stock on the date of grant. These shares were exercisable immediately. In conjunction with the Sabre spin-off, the exercise price was adjusted to $17.59 per share.

Stock option activity under the LTIP Plans, the Pilot Plan and the 2003 Plan was:

	Year Ended December 31,
	2003		2002		2001
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1	30,842,767	$23.66	29,327,611	$23.49	27,559,097	$22.30
Granted	40,751,272	5.39	2,495,500	25.86	4,180,595	28.35
Exercised	(112,432)	13.28	(197,393)	23.63	(2,126,056)	26.87
Canceled	(2,597,898)	17.92	(782,951)	24.90	(286,025)	23.04

Outstanding at December 31	68,883,709	$13.08	30,842,767	$23.66	29,327,611	$23.49

Exercisable at December 31	22,912,273	$22.36	20,557,681	$21.31	16,976,671	$19.85

The following table summarizes information about the stock options outstanding at December 31, 2003:

		Weighted	Weighted		Weighted
Range of Exercise	Number of Options	Average Remaining	Average Exercise	Number of Options	Average Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$1-$5	37,223,406	9.29	$5.00	7,900	$4.42
$5-$20	14,189,954	4.34	16.04	11,547,184	17.27
$20-$30	10,945,642	6.31	24.63	7,154,448	24.41
Over $30	6,524,707	6.48	33.42	4,202,741	32.89

	68,883,709	7.53	$13.08	22,912,273	$22.36

9. Stock Awards and Options (Continued)

The weighted-average grant date fair value per share of all stock option awards granted during 2003, 2002 and 2001 was $2.32, $11.42 and $12.23, respectively.

Shares of deferred stock are awarded at no cost to officers and key employees under the LTIP Plans’ Career Equity Program and will be issued upon the individual’s retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

	Year Ended December 31,
	2003	2002	2001
Outstanding at January 1	3,596,508	4,785,712	4,956,497
Granted	—	—	—
Issued	(858,262)	(1,091,149)	(98,566)
Canceled	(275,185)	(98,055)	(72,219)

Outstanding at December 31	2,463,061	3,596,508	4,785,712

A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the LTIP Plans and, in 2003, under the 2003 Plan. The fair value of the performance shares granted is equal to the market price of the Company’s stock at the date of grant. The shares vest over a three-year performance period based upon certain specified financial measures of the Company. Performance share activity was:

	Year Ended December 31,
	2003	2002	2001
Outstanding at January 1	1,230,104	2,486,802	2,507,755
Granted	512,885	507,350	913,422
Issued	—	(178,596)	(194,128)
Awards settled in cash	—	(495,897)	(706,302)
Canceled	(172,491)	(1,089,555)	(33,945)

Outstanding at December 31	1,570,498	1,230,104	2,486,802

The weighted-average grant date fair value per share of performance share awards granted during 2003, 2002 and 2001 was $10.50, $25.98 and $28.27, respectively.

In 2003, 2002 and 2001, the total charge for stock compensation expense included in wages, salaries and benefits expense, primarily related to the Company’s performance share plan, was $20 million, $9 million and $21 million, respectively. No compensation expense was recognized for stock option grants under the LTIP Plans or the 2003 Plan, since the exercise price was equal to the fair market value of the underlying stock on the date of grant.

10. Retirement Benefits

All regular employees of the Company are eligible to participate in pension plans. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. The Company uses a December 31 measurement date for all of its defined benefit plans. Airline pilots also participate in a defined contribution plan for which Company contributions are determined as a percentage of participant compensation.

Effective January 1, 2001, American established a defined contribution plan for non-contract employees in which the Company will match the employees before-tax contribution on a dollar-for-dollar basis, up to 5.5 percent of their pensionable pay. During 2000, American provided a one-time election for current non-contract employees to remain in the defined benefit plan or discontinue accruing future credited service in the defined benefit plan as of January 1, 2001 and begin participation in the defined contribution plan. Effective January 1, 2002, all new non-contract employees of the Company become members of the defined contribution plan.

In addition to pension benefits, other postretirement benefits, including certain health care and life insurance benefits (which provide secondary coverage to Medicare), are provided to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Substantially all regular employees of American and employees of certain other subsidiaries may become eligible for these benefits if they satisfy eligibility requirements during their working lives.

Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. AMR funds benefits as incurred and makes contributions to match employee prefunding.

In connection with the acquisition of TWA in April 2001, the Company assumed certain retiree benefit plan liabilities of TWA, primarily its postretirement benefit obligation. As such, the following information reflects the inclusion of these obligations from the date of acquisition. In addition, effective January 1, 2002, TWA LLC employees were eligible to begin participation in American’s pension plans. However, these employees were not granted prior credited service.

In the second quarter of 2003, as a result of the Labor Agreements and Management Reductions discussed in Note 2, the Company remeasured its defined benefit pension plans. The significant actuarial assumptions used for the remeasurement were the same as those used as of December 31, 2002, except for the discount rate and salary scale, which were lowered to 6.50 percent, and 2.78 percent through 2008 and 3.78 percent thereafter, respectively. In addition, assumptions with respect to interest rates used to discount lump sum benefit payments available under certain plans were updated. As a result of workforce reductions related to the Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans, which is included in Special charges in the accompanying consolidated statement of operations. Net periodic benefit cost for defined benefit pension plans includes eight months of expense calculated based upon the revised measurement.

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Modernization Act), which introduces a prescription drug benefit under Medicare, into law. In January 2004, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position which permits companies to elect to defer accounting for the effects of the Modernization Act. The Company has not elected this deferral and has recognized the effect of the Modernization Act in the calculation of its postretirement benefit liability as of December 31, 2003. The effect of the Modernization Act was to reduce the Company’s accumulated postretirement benefit obligation (APBO) by $415 million by decreasing unrecognized net actuarial losses. This decrease is due to a reduction in the expected per capita claims cost along with a reduction in the expected rates of participation in the plan. The decrease in the APBO will be reflected in the Company’s postretirement benefits expense in future periods through amortization of unrecognized gains/losses. Additionally, the service and interest cost components of postretirement benefits expense will be reduced in future periods. Final authoritative guidance on accounting for the Modernization Act has not been issued and could require the Company to change previously reported information.

10. Retirement Benefits (Continued)

The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations and fair value of assets for the years ended December 31, 2003 and 2002, and a statement of funded status as of December 31, 2003 and 2002 (in millions):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Reconciliation of benefit obligation
Obligation at January 1	$8,757	$7,422	$3,299	$2,759
Service cost	370	352	85	77
Interest cost	569	569	218	207
Actuarial (gain) loss	(96)	820	(138)	391
Plan amendments	(90)	65	(58)	—
Benefit payments	(554)	(394)	(143)	(135)
Curtailments	(60)	—	—	—
Settlements	(2)	(77)	—	—

Obligation at December 31	$8,894	$8,757	$3,263	$3,299

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$5,323	$5,482	$100	$95
Actual return on plan assets	1,268	(16)	25	(13)
Employer contributions	195	328	138	153
Benefit payments	(554)	(394)	(143)	(135)
Settlements	(2)	(77)	—	—

Fair value of plan assets at December 31	$6,230	$5,323	$120	$100

Funded status
Accumulated benefit obligation (ABO)	$8,209	$7,344	$—	$—
Projected benefit obligation (PBO)	8,894	8,757	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	3,263	3,299
Fair value of assets	6,230	5,323	120	100
Funded status at December 31	(2,664)	(3,434)	(3,143)	(3,199)
Unrecognized loss	1,649	2,709	407	581
Unrecognized prior service cost	173	330	(81)	(36)
Unrecognized transition asset	(3)	(4)	—	—

Net amount recognized	$(845)	$(399)	$(2,817)	$(2,654)

As of December 31, 2003 and 2002, the accumulated benefit obligation exceeded the fair value of plan assets for all of the Company’s defined benefit plans.

At December 31, 2003 and 2002, other benefits plan assets of approximately $118 million and $98 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

10. Retirement Benefits (Continued)

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Pension Benefits
	2003	2002	2001
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$370	$352	$260
Interest cost	569	569	515
Expected return on assets	(473)	(501)	(539)
Amortization of:
Transition asset	(1)	(1)	(1)
Prior service cost	18	21	11
Unrecognized net loss	106	49	22
Curtailment loss	46	—	—
Settlement loss	—	33	—

Net periodic benefit cost for defined benefit plans	635	522	268
Defined contribution plans	181	213	244

Total	$816	$735	$512

	Other Benefits
	2003	2002	2001
Components of net periodic benefit cost
Service cost	$85	$77	$66
Interest cost	218	207	175
Expected return on assets	(9)	(9)	(9)
Amortization of:
Prior service cost	(9)	(6)	(5)
Unrecognized net loss	20	—	—

Net periodic benefit cost	$305	$269	$227

The following table provides the amounts recognized in the accompanying consolidated balance sheets as of December 31, 2003 and 2002 (in millions):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$3	$54	$—	$—
Accrued benefit liability	(848)	(453)	(2,817)	(2,654)
Additional minimum liability	(1,138)	(1,623)	—	—
Intangible asset	182	330	—	—
Accumulated other comprehensive loss	956	1,293	—	—

Net amount recognized	$(845)	$(399)	$(2,817)	$(2,654)

10. Retirement Benefits (Continued)

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Salary scale (ultimate)	3.78	3.78	—	—

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.57%	7.50%	6.57%	7.50%
Salary scale (ultimate)	3.78	3.93	—	—
Expected return on plan assets	9.00	9.25	9.00	9.25

The Company estimates the long-term rate of return on plan assets will be nine percent, based on the target asset allocation as of December 31, 2003. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets, as of December 31, 2003, is approximately 10.5 percent.

The Company’s pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

	2003	2002
Long duration bonds	35%	41%
U.S. stocks	32	29
International stocks	22	20
Emerging markets stocks and bonds	6	5
Alternative (private) investments	5	5

Total	100%	100%

The Company’s target asset allocation is 40 percent longer duration corporate and U.S. government/agency bonds, 25 percent U.S. stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds, and ten percent alternative (private) investments. Each asset class is actively managed and has produced returns in excess of the expected rate over the last ten years, net of management fees. Stocks and emerging market bonds are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the Company engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. The Company also participates in securities lending programs in order to generate additional income by loaning plan assets to borrowers on a fully collateralized basis.

10. Retirement Benefits (Continued)

	Pre-65 Individuals		Post-65 Individuals
	2003	2002	2003	2002
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	5.0%	6.0%	11.0%	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2005	2005	2010	2010

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent	One Percent
	Increase	Decrease
Impact on 2003 service and interest cost	$26	$(24)
Impact on postretirement benefit obligation as of December 31, 2003	$250	$(239)

The Company expects to contribute approximately $600 million to its defined benefit pension plans and $14 million to its postretirement benefit plan in 2004. The Company’s estimate of its 2004 defined benefit pension plan contributions assumes Congress passes legislation providing certain technical corrections to current Employee Retirement Income Security Act pension plan funding requirements. Congress is also considering other legislation that, if passed, would further reduce the Company’s 2004 minimum funding requirements.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Other
2004	$410	$197
2005	436	204
2006	464	195
2007	537	200
2008	575	201
2009 – 2013	3,404	1,042

11. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for AMR, route acquisition costs) for impairment rather than amortize them. In so doing, the Company determined its entire goodwill balance of $1.4 billion was impaired. In arriving at this conclusion, the Company’s net book value was determined to be in excess of the Company’s fair value at January 1, 2002, using AMR as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $988 million ($6.35 per share, net of a tax benefit of $363 million) to write-off all of AMR’s goodwill. The tax benefit of $363 million differed from the amount computed at the statutory federal income tax rate due to a portion of AMR’s goodwill not being deductible for federal tax purposes. The charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

The pro forma effect of discontinuing amortization of goodwill and route acquisition costs under SFAS 142 — assuming the Company had adopted this standard as of January 1, 2001 — results in an adjusted net loss of approximately $1,722 million, or $11.17 per share for the year ended December 31, 2001.

The Company had route acquisition costs (including international slots) of $829 million as of December 31, 2003 and 2002. The Company’s impairment analysis for route acquisition costs did not result in an impairment charge in 2003 or 2002.

The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2003
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$199	$318
Gate lease rights	191	85	106

Total	$708	$284	$424

	2002
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$516	$178	$338
Gate lease rights	204	79	125

Total	$720	$257	$463

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Company recorded amortization expense related to these intangible assets of approximately $28 million for each of the years ended December 31, 2003 and 2002 and $29 million for the year ended December 31, 2001. The Company expects to record annual amortization expense of approximately $28 million in each of the next five years related to these intangible assets.

12. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows (in millions):

			Unrealized
			Gain/(Loss) on
		Unrealized	Derivative
	Minimum Pension	Gain/(Loss) on	Financial
	Liability	Investments	Instruments	Total
Balance at December 31, 2000	$(6)	$4	$—	$(2)
Current year net change	(161)	5	—	(156)
Cumulative effect of adoption of SFAS 133 as of January 1, 2001	—	—	102	102
Reclassification of derivative financial instruments into earnings	—	—	(99)	(99)
Change in fair value of derivative financial instruments	—	—	(78)	(78)
Income tax effect	60	(2)	29	87

Balance at December 31, 2001	(107)	7	(46)	(146)
Current year net change	(1,122)	(6)	—	(1,128)
Reclassification of derivative financial instruments into earnings	—	—	5	5
Change in fair value of derivative financial instruments	—	—	138	138
Income tax effect	109	2	(56)	55

Balance at December 31, 2002	(1,120)	3	41	(1,076)
Current year net change	337	(3)	—	334
Reclassification of derivative financial instruments into earnings	—	—	(146)	(146)
Change in fair value of derivative financial instruments	—	—	103	103

Balance at December 31, 2003	$(783)	$—	$(2)	$(785)

Total Accumulated other comprehensive loss is net of tax of $145 million.

13. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Numerator for loss per share — loss before cumulative effect of accounting change	$(1,228)	$(2,523)	$(1,762)

Denominator:
Denominator for basic and diluted loss per share — weighted-average shares	158	156	154

Basic and diluted loss per share before cumulative effect of accounting change	$(7.76)	$(16.22)	$(11.43)

For the years ended December 31, 2003, 2002 and 2001, approximately 14 million, four million and 11 million potential dilutive shares, respectively, were not added to the denominator because inclusion of such shares would be antidilutive. In addition, for the year ended December 31, 2003, approximately 17 million shares issuable upon conversion of the Company’s 4.25 percent convertible notes discussed in Note 6 were not added to the denominator because the inclusion of such shares would be antidilutive.

14. Segment Reporting

The Company’s operations of American and AMR Eagle are managed as a single business unit providing for an integrated route network. The aircraft of these carriers are combined to form one fleet, which is deployed through a combined route scheduling system to maximize the operating results of the entire fleet. The Company’s chief operating decision maker makes resource allocation decisions to maximize the Company’s consolidated financial results, not the individual results of American or AMR Eagle. Based on the way the Company’s operations are managed and the manner in which resource allocation decisions are made, the Company has only one operating segment consisting of the operations of American and AMR Eagle.

Following the acquisition of TWA in April 2001, American is the largest scheduled passenger airline in the world. At the end of 2003, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns two regional airlines, which do business as “American Eagle” — American Eagle Airlines, Inc. and Executive Airlines, Inc. The American Eagle carriers provide connecting service from eight of American’s high-traffic cities to smaller markets throughout the United States, Canada, and the Caribbean.

Revenues from other segments are below the quantitative threshold for determining reportable segments and consist primarily of revenues from AMR Investment Services, Inc. and Americas Ground Services, Inc. The difference between the financial information of the Company’s one reportable segment and the financial information included in the accompanying consolidated statements of operations and balance sheets as a result of these entities is not material.

14. Segment Reporting (Continued)

     The Company’s operating revenues by geographic region are summarized below (in millions):

	Year Ended December 31,
	2003	2002	2001
Domestic	$12,687	$12,556	$13,652
Latin America	2,477	2,530	2,738
Europe	1,980	1,921	2,080
Pacific	296	413	499

Total consolidated revenues	$17,440	$17,420	$18,969

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which is mobile across geographic markets and, therefore, has not been allocated.

15. Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2003 and 2002 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Operating revenues	$4,120	$4,324	$4,605	$4,391
Operating income (loss)	(869)	87	165	(227)
Net earnings (loss)	(1,043)	(75)	1	(111)
Earnings (loss) per share:
Basic and diluted	(6.68)	(0.47)	—	(0.70)
2002
Operating revenues	$4,163	$4,508	$4,524	$4,225
Operating loss	(729)	(601)	(1,321)	(679)
Loss before cumulative effect of accounting change (*)	(575)	(495)	(924)	(529)
Net loss	(1,563)	(495)	(924)	(529)
Loss per share:
Basic and diluted	(10.09)	(3.19)	(5.93)	(3.39)

(*)	As a result of the adoption of SFAS 142, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $988 million, net of tax, to write-off all of AMR’s goodwill, which is reflected as a cumulative effect of accounting change in the accompanying consolidated financial statements.

15. Quarterly Financial Data (Unaudited) (Continued)

The following table summarizes the Special charges and U.S. government grant reimbursement recorded by the Company by quarter (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Aircraft charges	$—	$(20)	$39	$302
Employee charges	25	47	4	16
Facility exit costs	—	49	1	12
Other	—	—	(68)	—

Total Special charges	$25	$76	$(24)	$330

U.S. government grant	$—	$(358)	$—	$—

2002
Aircraft charges	$—	$—	$658	$—
Employee charges	—	—	57	—
Facility exit costs	—	—	3	—
Other	—	—	—	—

Total Special charges	$—	$—	$718	$—

U.S. government grant	$—	$—	$(10)	$—

See Note 2 for a further discussion of Special charges and U.S. government grant.

In addition to the above items, in the fourth quarter of 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995. As a result of this agreement, the Company recorded an $80 million tax benefit to reduce previously accrued income tax liabilities and an $84 million reduction in interest expense to reduce previously accrued interest related to the accrued income tax liabilities.

Also in the fourth quarter of 2003, the Company recognized an $80 million gain on the sale of the Company’s investment in Hotwire and a $70 million gain related to an Orbitz initial public offering and a related secondary offering.

Furthermore, during the second quarter of 2002, the Company recorded a $57 million charge for the displacement of foreign tax credits resulting from a provision in Congress’ economic stimulus package. The provision changed the period for carrybacks of NOLs from two to five years and allowed the Company to more quickly recover its NOLs. However, the extended NOL carryback resulted in the displacement of foreign tax credits taken in prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 19, 2004. Information concerning the executive officers is included in Part I of this report on page 17 and information concerning the Company’s code of ethics is included in Part I of this report on page 10.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 19, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
	and rights	and rights	first column)
Equity compensation plans approved by security holders	19,983,105	$26.13	8,003,927 **
Equity compensation plans not approved by security holders	48,900,604 *	$7.75	3,533,986 ***

Total	68,883,709	$13.08	11,537,913

*	Represents 9,790,288 options granted under the Pilot Stock Option Plan and 39,110,316 options granted under the 2003 Employee Stock Incentive Plan (the ESIP). The Pilot Stock Option Plan and the ESIP were implemented in accordance with the rules of the New York Stock Exchange.

**	Includes 4,003,118 shares available for future grant under the 1998 Long Term Incentive Plan, as amended, and shares granted but not vested and issued under the following programs: 1,086,214 shares of deferred stock available for issue under the Performance Share Program, 2,463,061 shares of deferred stock available for issue under the Career Equity Program and 451,534 shares available for issue under the 1994 Stock Incentive Plan for Directors (the DSIP). The DSIP will expire by its own term in May 2004.

***	Includes 3,049,702 shares available for future grant under the ESIP and 484,284 shares granted but not vested and issued under the Performance Share Program.

See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 19, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 19, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 19, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page
Report of Independent Auditors	42
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	43
Consolidated Balance Sheets at December 31, 2003 and 2002	44-45
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	46
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	47
Notes to Consolidated Financial Statements	48-78

(2)	The following financial statement schedule and Independent Auditors’ Report are filed as part of this report:

Page
Report of Independent Auditors	90
Schedule II Valuation and Qualifying Accounts and Reserves	91

Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of AMR’s long-term debt agreements does not exceed 10 percent of AMR’s assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

     Exhibit

3.1	Restated Certificate of Incorporation of AMR, incorporated by reference to AMR’s Registration Statement on Form S-4, file number 33-55191.

3.2	Bylaws of AMR Corporation, amended as of April 24, 2003, incorporated by reference to Exhibit 3.2 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

3.3	Amendments to the AMR Corporation Certificate of Incorporation, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.1	Compensation and Benefit Agreement relative to the retirement of Robert L. Crandall, between AMR and Robert L. Crandall, dated September 18, 1998, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.2	Description of informal arrangement relating to deferral of payment of directors’ fees, incorporated by reference to Exhibit 10(c)(11) to American’s Registration Statement No. 2-76709.

10.3	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.4	Deferred Compensation Agreement, dated as of November 16, 2002 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.27 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.5	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and John W. Bachmann.

10.6	Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.7	Deferred Compensation Agreement, dated as of January 11, 2000, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15(a) to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.8	Changes to the Deferred Compensation Agreement, dated as of June 2, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.14 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.9	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.10	Deferred Compensation Agreement, dated as of November 14, 2002 between AMR and Edward A. Brennan incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.11	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Edward A. Brennan.

10.12	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and David L. Boren, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.13	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and David L. Boren.

10.14	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.15	Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.16	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.17	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.18	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.19	Deferred Compensation Agreement, dated as of December 13, 2002 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.20	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Armando M. Codina.

10.21	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.22	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Earl G. Graves.

10.23	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.24	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Ann M. Korologos.

10.25	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.26	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Michael A. Miles.

10.27	Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.28	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.29	Deferred Compensation Agreement, dated as of November 15, 2002 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.30	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Philip J. Purcell.

10.31	Deferred Compensation Agreement, dated as of January 14, 2002 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.32	Deferred Compensation Agreement, dated as of November 22, 2002 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.33	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.34	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Joe M. Rodgers.

10.35	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.36	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.37	Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.38	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.39	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.40	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.41	Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.42	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Judith Rodin.

10.43	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.44	Deferred Compensation Agreement, dated as of November 18, 2002 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.45	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Roger T. Staubach.

10.46	AMR Corporation 1998 Long-Term Incentive Plan, as amended.

10.47	AMR Corporation 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.31 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.48	Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.49	Current form of Stock Option Agreement under the 2003 Employee Stock Incentive Plan.

10.50	Current form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.51	Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.52	Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.53	Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.54	Current form of Deferred Stock Award Agreement.

10.55	AMR Corporation 2001 — 2003 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.52 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.56	AMR Corporation 2001 — 2003 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Program, as amended, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.57	AMR Corporation 2002 — 2004 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.10 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.58	AMR Corporation 2002 — 2004 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.59	AMR Corporation 2003 — 2005 Performance Unit Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.60	AMR Corporation 2003 — 2005 Performance Unit Agreement.

10.61	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.62	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Peter M. Bowler, dated May 21, 1998, incorporated by reference to Exhibit 10.63 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.63	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Daniel P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.64	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Monte E. Ford, dated November 15, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.65	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Henry C. Joyner, dated January 19, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.66	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Charles D. MarLett, dated May 21, 1998, incorporated by reference to Exhibit 10.70 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.67	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Susan M. Oliver, dated September 22, 2000, incorporated by reference to Exhibit 10.81 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.68	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William K. Ris, Jr., dated October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.69	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Ralph L. Richardi dated September 26, 2002, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.70	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gary F. Kennedy dated February 3, 2003, incorporated by reference to Exhibit 10.55 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.71	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Robert W. Reding dated May 20, 2003.

10.72	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and James A. Beer dated January 5, 2004.

10.73	Employment agreement between AMR, American Airlines and William K. Ris, Jr. dated November 11, 1999.

10.74	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended on October 15, 2002, incorporated by reference to Exhibit 10.60 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.75	Trust Agreement under Supplemental Retirement Program for Officers of American Airlines, Inc., dated October 14, 2002, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.76	Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.77	Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.78	Aircraft Purchase Agreement by and between AMR Eagle, Inc. and Embraer-Empresa Brasileira de Aeronautica S.A., dated December 22, 1997, incorporated by reference to Exhibit 10.50 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.79	Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Embraer-Empresa Brasileira de Aeronautica S.A., dated September 30, 1998, incorporated by reference to Exhibit 10.76 to AMR’s report on Form 10-K for the year ended December 31, 1998. Confidential treatment was granted as to a portion of this document.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 1999, 2000, 2001, 2002 and 2003.

21	Significant subsidiaries of the registrant as of December 31, 2003.

23	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

(b) Reports on Form 8-K:

     Form 8-Ks filed under Item 5 — Other Events

     On December 5, 2003, AMR filed a report on Form 8-K to provide a press release issued on December 5, 2003 to report, among other things, the appointment of James Beer as Senior Vice President and Chief Financial Officer of the Company.

     Form 8-Ks furnished under Item 9 — Regulation FD Disclosure

     On October 9, 2003, AMR furnished a report on Form 8-K to announce AMR’s intent to host a conference call on October 22, 2003 with the financial community relating to its third quarter 2003 earnings.

     On October 29, 2003, AMR filed a report on Form 8-K to announce that Gerard Arpey, President and CEO of AMR Corporation, would be presenting to the Society of Airline Analysts on November 6, 2003.

     On November 4, 2003, AMR filed a report on Form 8-K to announce that Jeffrey Campbell, Senior Vice President of Finance and CFO of AMR Corporation, would be speaking at the Citigroup Smith Barney 18th Annual Transportation Conference on November 12, 2003.

     Form 8-Ks furnished under Item 7 — Financial Statements and Exhibits

     On October 22, 2003, AMR filed a report on Form 8-K to provide a press release issued on October 22, 2003 to report the Company’s third quarter 2003 earnings.

     Form 8-Ks furnished under Item 12 — Disclosure of Results of Operations and Financial Condition

     On October 24, 2003, AMR filed a report on Form 8-K to provide a press release issued on October 22, 2003 to report the Company’s third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Gerard J. Arpey

Gerard J. Arpey President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Gerard J. Arpey Gerard J. Arpey Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ James A. Beer James A. Beer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ John W. Bachmann John W. Bachmann, Director	/s/ Michael A. Miles Michael A. Miles, Director
/s/ David L. Boren David L. Boren, Director	/s/ Philip J. Purcell Philip J. Purcell, Director
/s/ Edward A. Brennan Edward A. Brennan, Director and Executive Chairman	/s/ Joe M. Rodgers Joe M. Rodgers, Director
/s/ Armando M. Codina Armando M. Codina, Director	/s/ Judith Rodin Judith Rodin, Director
/s/ Earl G. Graves Earl G. Graves, Director	/s/ Roger T. Staubach Roger T. Staubach, Director
/s/ Ann McLaughlin Korologos Ann McLaughlin Korologos, Director

Date: February 27, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
AMR Corporation

     We have audited the consolidated financial statements of AMR Corporation as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 16, 2004. Our audits also included Schedule II — Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 16, 2004

AMR CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

	Balance	Changes	Increases				Balance
	at	charged to	charged		Write-offs	Sales,	at
	beginning	statement of	to other		(net of	retirements	end of
	of year	operations accounts	accounts	Payments	recoveries)	and transfers	year
			(Note)
Year ended December 31, 2003
Allowance for obsolescence of inventories	$450	$71	$—	$—	$—	$(93)	$428
Allowance for uncollectible accounts	66	14	—	—	(18)	—	62
Reserves for environmental remediation costs	92	(12)	—	(8)	—	—	72
Reserves for litigation	4	—	—	—	—	—	4
Allowance for insurance receivable	12	10	—	—	—	—	22
Year ended December 31, 2002
Allowance for obsolescence of inventories	383	71	—	—	—	(4)	450
Allowance for uncollectible accounts	52	27	—	—	(13)	—	66
Reserves for environmental remediation costs	84	25	—	(17)	—	—	92
Reserves for litigation	6	(2)	—	—	—	—	4
Allowance for insurance receivable	—	12	—	—	—	—	12
Year ended December 31, 2001
Allowance for obsolescence of inventories	332	67	—	—	—	(16)	383
Allowance for uncollectible accounts	27	19	—	—	6	—	52
Reserves for environmental remediation costs	70	24	19	(29)	—	—	84
Reserves for litigation	29	6	—	(29)	—	—	6

Note:	Amount was established as part of the April 2001 acquisition of TWA and was charged to goodwill on the consolidated balance sheets.