Form 10-Q
period 2004-06-30
AMR CORP
filed 2004-07-22
CIK 6201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2004.


[]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From      to   .


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


Common Stock, $1 par value -  160,697,681 shares as of July 16, 2004.



                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2004 and 2003

  Condensed Consolidated Balance Sheets -- June 30, 2004 and December 31,
  2003

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2004 and 2003

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2004

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


SIGNATURE


                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                      Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                        2004      2003         2004          2003
Revenues
  Passenger - American Airlines      $3,895      $ 3,544     $  7,573      $  6,938
            - Regional Affiliates       505          387          925           713
  Cargo                                 155          140          303           274
  Other revenues                        275          253          541           519
     Total operating revenues         4,830        4,324        9,342         8,444

Expenses
  Wages, salaries and benefits        1,703        1,869        3,343         3,967
  Aircraft fuel                         917          647        1,725         1,376
  Depreciation and amortization         320          344          646           682
  Other rentals and landing fees        301          298          606           589
  Commissions, booking fees and
   credit card expense                  287          260          575           515
  Maintenance, materials and repairs    245          187          476           418
  Aircraft rentals                      153          177          306           367
  Food service                          139          151          276           300
  Other operating expenses              600          586        1,182         1,269
  Special charges                       (31)          76          (31)          101
  U. S. government grant                  -         (358)          -           (358)
    Total operating expenses          4,634        4,237        9,104         9,226

Operating Income (Loss)                 196           87          238          (782)

Other Income (Expense)
  Interest income                        14            8           28            21
  Interest expense                     (217)        (190)        (429)         (382)
  Interest capitalized                   20           18           38            37
  Miscellaneous - net                    (7)           2          (35)          (12)
                                       (190)        (162)        (398)         (336)

Income (Loss) Before Income Taxes         6          (75)        (160)       (1,118)
Income tax                                -            -            -             -
Net Earnings (Loss)                  $    6      $   (75)     $  (160)      $(1,118)

Earnings (Loss) Per Share
Basic                               $  0.04      $ (0.47)      $ (1.00)     $ (7.11)

Diluted                             $  0.03      $ (0.47)      $ (1.00)     $ (7.11)


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                                  June 30,       December 31,
                                                    2004             2003
Assets
Current Assets
  Cash                                           $   196         $    120
  Short-term investments                           3,168            2,486
  Restricted cash and short-term investments         489              527
  Receivables, net                                   919              796
  Inventories, net                                   505              516
  Other current assets                               236              237
    Total current assets                           5,513            4,682

Equipment and Property
  Flight equipment, net                           15,291           15,319
  Other equipment and property, net                2,389            2,411
  Purchase deposits for flight equipment             356              359
                                                  18,036           18,089

Equipment and Property Under Capital Leases
  Flight equipment, net                            1,214            1,284
  Other equipment and property, net                   82               87
                                                   1,296            1,371

Route acquisition costs and airport operating and
 gate lease rights, net                            1,238            1,253
Other assets                                       3,918            3,935
                                                 $30,001         $ 29,330

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                               $ 1,133         $    967
  Accrued liabilities                              1,977            1,989
  Air traffic liability                            3,376            2,799
  Current maturities of long-term debt               626              603
  Current obligations under capital leases           185              201
    Total current liabilities                      7,297            6,559

Long-term debt, less current maturities           12,491           11,901
Obligations under capital leases, less
 current obligations                               1,135            1,225
Pension and postretirement benefits                4,604            4,803
Other  liabilities, deferred gains and
 deferred credits                                  4,596            4,796

Stockholders' Equity (Deficit)
  Preferred stock                                      -                -
  Common stock                                       182              182
  Additional paid-in capital                       2,545            2,605
  Treasury stock                                  (1,336)          (1,405)
  Accumulated other comprehensive loss              (802)            (785)
  Retained deficit                                  (711)            (551)
                                                    (122)              46
                                                 $30,001         $ 29,330

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                   Six Months Ended June 30,
                                                      2004           2003
Net Cash Provided by Operating Activities            $  733         $  168

Cash Flow from Investing Activities:
  Capital expenditures, including purchase deposits
    for flight equipment                               (514)          (328)
  Net (increase) decrease in short-term investments    (682)           176
  Net decrease in restricted cash and
   short-term investments                                38            233
  Proceeds from sale of equipment and property           40             36
  Proceeds from sale of interest in Worldspan             -            180
  Other                                                 (10)            25
    Net cash (used) provided by investing activities (1,128)           322

Cash Flow from Financing Activities:
  Payments on long-term debt and capital lease
    obligations                                        (370)          (559)
  Proceeds from:
    Issuance of long-term debt                          836            122
    Exercise of stock options                             5              -
    Net cash provided (used) by financing activities    471           (437)

Net increase in cash                                     76             53
Cash at beginning of period                             120            104

Cash at end of period                                $  196         $  157



Activities Not Affecting Cash


Flight equipment acquired through seller financing   $   18         $  519
Capital lease obligations incurred                   $   10         $  131
Reduction to capital lease obligations due
 to lease modifications                              $    -         $ (127)














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

2.The  Company  accounts  for its stock-based  compensation  plans  in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
  Compensation-Transition and Disclosure." The following table illustrates the effect on net earnings (loss) and earnings (loss) per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                      2004       2003        2004       2003
  Net earnings (loss), as reported  $   6      $(75)       $(160)     $(1,118)
  Add: Stock-based employee
    compensation expense included
    in reported net earnings (loss)     6         8           17            5
  Deduct: Total stock-based
    employee compensation expense
    determined under fair value
    based methods for all awards      (22)      (23)         (49)         (30)
  Pro forma net loss                 $(10)     $(90)       $(192)     $(1,143)

  Earnings (loss) per share:
  Basic - as reported              $ 0.04   $ (0.47)      $(1.00)     $ (7.11)
  Diluted  - as reported           $ 0.03   $ (0.47)      $(1.00)     $ (7.11)
  Basic and diluted  - pro forma   $(0.06)  $ (0.57)      $(1.20)     $ (7.28)

3.As  of June 30, 2004, the Company had commitments to acquire:
  18 Embraer regional jets and one Bombardier CRJ-700 regional jet in 2004; an aggregate of 38 Embraer regional jets in 2005 and 2006; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $353 million during the remainder of 2004, $741 million in 2005, $688 million in 2006 and an aggregate of approximately $2.0 billion in 2007 through 2010. The Company has pre-arranged financing for its remaining 19 aircraft deliveries in 2004 and the first 20 aircraft deliveries in 2005.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The  Company  is subject to environmental issues at various  airport and  non-airport  locations for which it  has  accrued,  in  Accrued liabilities on the accompanying condensed consolidated balance sheets, $74 million and $72 million at June 30, 2004 and December 31, 2003, respectively. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $64 million in additional operating lease payments and $65 million in additional payments related to capital leases as of June 30, 2004. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. The disclosures required by Interpretation 45 were included in Notes 4, 5 and 6 to the consolidated financial statements in the 2003 Form 10-K. There have been no significant changes to such disclosures except as disclosed in Note 6 in this Form 10-Q.

4.Accumulated  depreciation of owned equipment and  property  at  June
  30, 2004 and December 31, 2003 was $8.9 billion and $8.5 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2004 and December 31, 2003 was $1.1 billion.

5.As discussed in Note 8 to the consolidated financial statements in the 2003 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $59 million during the six months ended June 30, 2004 to $722 million as of June 30, 2004.

6.During  the six-month period ended June 30, 2004, AMR Eagle borrowed approximately $355 million (net of discount), under various debt agreements, related to the purchase of regional jet aircraft, including certain seller financed agreements. These debt agreements are secured by the related aircraft, have interest rates which are either fixed or variable based on LIBOR plus a spread, and mature over various periods of time through 2020. As of June 30, 2004, the effective interest rates on these agreements range up to 4.75 percent. These debt agreements are guaranteed by AMR.

  In addition, in February 2004, American issued $180 million of Fixed Rate Secured Notes due 2009, which bear interest at 7.25 percent. As of June 30, 2004, these notes are secured by certain spare parts (with a net book value of $219 million), and by $37 million in cash collateral (classified as Other assets on the accompanying condensed consolidated financial statements).

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Also in February 2004, the Company issued $324 million principal amount of 4.50 percent senior convertible notes due 2024 (the 4.50 Notes). Each note is convertible into AMR common stock at a conversion rate of 45.3515 shares per $1,000 principal amount of notes (which represents an equivalent conversion price of $22.05 per share), subject to adjustment in certain instances. The notes are convertible under certain circumstances, including if (i) the closing sale price of the Company's common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of the Company's common stock falls below a certain level for a specified period of time, (iii) the Company calls the notes for redemption, or (iv) certain corporate transactions occur. Holders of the notes may require the Company to repurchase all or any portion of the notes on February 15, 2009, 2014 and 2019 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. The Company may pay the purchase price in cash, common stock or a combination of cash and common stock. After February 15, 2009, the Company may redeem all or any portion of the notes for cash at a price equal to the principal amount of the notes being redeemed plus accrued and
  unpaid  interest  as  of  the  redemption  date.  These  notes   are
  guaranteed  by American.  If the holders of the 4.50  Notes  or  the
  4.25 percent senior convertible notes due 2023 (the 4.25 Notes) require the Company to repurchase all or any portion of the notes on the repurchase dates, it is the Company's present intention to satisfy the requirement in cash.

  As of June 30, 2004, AMR has issued guarantees covering approximately $932 million of American's tax-exempt bond debt and American has issued guarantees covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of June 30, 2004, AMR and American have issued guarantees covering approximately $484 million of AMR Eagle's secured debt, and AMR has issued guarantees covering an additional $2.3 billion of AMR Eagle's secured debt.

7.The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 (in millions):

                                                 Pension Benefits
                                    Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                    2004        2003        2004        2003
  Components  of  net  periodic
   benefit cost

   Service cost                  $   90        $   90       $  179      $  199
   Interest cost                    141           141          283         293
   Expected return on assets       (142)         (118)        (284)       (236)
   Amortization of:
     Prior service cost               3             4            7          11
     Unrecognized net loss           15            26           29          58
   Curtailment loss *                 -            46            -          46

   Net periodic benefit cost     $  107        $  189       $  214      $  371

   *  Included in Special charges in the consolidated statement of operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

                                     Other Postretirement Benefits
                               Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                                 2004       2003         2004      2003
  Components  of  net  periodic
   benefit cost

   Service cost                 $   19      $   21      $   38    $   45
   Interest cost                    50          54         101       110
   Expected return on assets        (3)         (3)         (6)       (5)
   Amortization of:
     Prior service cost             (2)         (2)         (5)       (4)
     Unrecognized net loss           2           5           4        10

   Net periodic benefit cost    $   66      $   75      $  132    $  156

  As of June 30, 2004, the Company had contributed the entire $461 million minimum amount it expects to contribute to its defined benefit pension plans in 2004. The Company expects to contribute a minimum of $450 million to its defined benefit pension plans in 2005. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004.

  In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Modernization
  Act), which introduced a prescription drug benefit under Medicare into law. In January 2004, the Financial Accounting Standards Board
  (FASB) issued a FASB Staff Position, which permitted companies to elect to defer accounting for the effects of the Modernization Act. The Company did not elect this deferral and recognized the effect of the Modernization Act in the calculation of its postretirement benefit liability as of December 31, 2003. In May 2004, the FASB issued a FASB Staff Position with final authoritative guidance on accounting for the Modernization Act. This final authoritative guidance had no impact on the Company's accounting for the Modernization Act.

  The effect of the Modernization Act was (i) to reduce the Company's accumulated postretirement benefit obligation (APBO) as of December 31, 2003 by $415 million by decreasing unrecognized net actuarial losses and (ii) to decrease the Company's full year 2004 postretirement benefits expense by approximately $60 million. The decrease in the Company's APBO is due to a reduction in the expected per capita claims cost along with a reduction in the expected rates of participation in the plan and is reflected in the Company's 2004 postretirement benefits expense through amortization of unrecognized gains/losses. Additionally, the service and interest cost components of the Company's 2004 postretirement benefits expense have been reduced as a result of the Modernization Act.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.During the last few years, as a result of the events of September
  11, 2001 and the Company's restructuring activities, the Company has recorded a number of special charges. During the six months ended June 30, 2004 and 2003, the Company recorded the following to Special charges:
                                                    Amount
               Description of Charge              (millions)

   2004

   Aircraft charges

   Adjusted prior accruals for lease return and
   other costs initially recorded as a component
   of Special charges due to lower than
   anticipated lease return costs                    $(20)

   Employee charges

   Adjusted prior accruals for severance costs
   related to the 2003 Management Reductions and
   Labor Agreements* due to fewer furloughs than
   anticipated resulting from the Company's
   operational requirements and the volume of
   pilot retirements                                 $(11)

   2003

   Aircraft charges

   Adjusted prior accruals for lease return and
   other costs initially recorded as a component
   of Special charges                                $(20)

   Employee charges

   Reduced approximately 8,000 jobs across all
   work groups in conjunction with the Management
   Reductions and the Labor Agreements.  Accrued
   primarily severance costs.                        $ 60

   Recognized curtailment loss**                       46

   Accrued severance charges related to the 2002
   workforce reduction                                 25

   Reduced vacation accrual to reflect new lower
   pay scales and maximum vacation caps and wrote-
   off a note receivable from one of the Company's
   three major unions in conjunction with the Labor
   Agreements and the Management Reductions           (59)
                                                    $  72
   Facility exit costs

   Accrued the fair value of future lease
   commitments and wrote-off certain prepaid
   rental amounts and leasehold improvements
   related to certain excess airport space          $  45

   Other                                                4
                                                    $  49

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  * In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three major unions (the Labor Agreements) and also implemented various reductions in the pay plans and
     benefits   for   non-unionized   personnel,   including
     officers   and   other   management   (the   Management
     Reductions).

  ** As result of workforce reductions related to the Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans, in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

  The   following  table  summarizes  the  changes  in  the  remaining accruals for special charges (in millions):

                            Aircraft    Facility   Employee
                            Charges     Exit Costs Charges    Total
     Remaining accrual
      at December 31, 2003   $ 197      $  56       $  26      $ 279
     Adjustments               (20)         -         (11)       (31)
     Payments                  (42)        (4)         (8)       (54)
     Remaining accrual at
      June 30, 2004          $ 135      $  52       $   7      $ 194

  Cash outlays related to the accruals, as of June 30, 2004, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2004, respectively.

  In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, 2003 (the Appropriations Act), which included provisions authorizing payment of $2.3 billion to reimburse air carriers for increased security costs in proportion to the amounts each carrier had paid in passenger security and air carrier security fees to the Transportation Security Administration (the Security Fee Reimbursement). The Company's Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and is included in U.S. government grant in the accompanying consolidated statement of operations.

9.The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive income (loss). In the second quarter of 2003, as a result of the Labor Agreements and Management Reductions discussed in Note 8 in this Form 10-Q, the Company remeasured its defined benefit plans. In conjunction with the remeasurement the Company recorded an increase in its minimum pension liability, which resulted in an additional charge to stockholders' equity as a component of other comprehensive loss of $334 million.

  For the three months ended June 30, 2004 and 2003, comprehensive income (loss) was $6 million and $(417) million, respectively, and for the six months ended June 30, 2004 and 2003, comprehensive loss was $(177) million and $(1.5) billion, respectively. The difference between net loss and comprehensive loss for the six months ended June 30, 2004 is due primarily to the accounting for the Company's derivative financial instruments. The difference between net loss and comprehensive loss for the three and six months ended June 30, 2003 is due primarily to the adjustment to the Company's minimum pension liability.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

                                       Three Months Ended     Six Months Ended
                                           June 30,                June 30,
                                       2004         2003       2004       2003
  Numerator:
  Net  earnings  (loss) -  numerator
   for  basic  and diluted  earnings
   (loss) per share                  $   6        $ (75)      $ (160)     $(1,118)

  Denominator:
  Denominator  for  basic   earnings
   (loss)   per  share  -  weighted-
   average shares                      160          158          160          157
  Effect of dilutive securities:
  Employee options and shares           42           -            -            -
  Assumed treasury shares purchased    (19)          -            -            -
  Dilutive potential common shares      23           -            -            -

  Denominator  for diluted  earnings
   (loss)   per  share  -   adjusted
   weighted-average shares             183          158          160          157

  Basic earnings (loss) per share   $ 0.04       $(0.47)      $(1.00)      $(7.11)

  Diluted earnings (loss) per share $ 0.03       $(0.47)      $(1.00)      $(7.11)

  For the six months ended June 30, 2004 approximately 25 million potential dilutive shares were not added to the denominator, because inclusion of such shares would be antidilutive, as compared to approximately nine million and five million shares, respectively, for the three and six months ended June 30, 2003. In addition, for the three and six months ended June 30, 2004, approximately 32 million shares issuable upon conversion of the
  4.50 Notes (discussed in Note 6 in this Form 10-Q) and the 4.25 Notes (discussed in the 2003 Form 10-K) were not added to the denominator because the contingent conversion conditions were not met.

  During the three and six months ended June 30, 2004, approximately one million shares were issued from Treasury stock pursuant to stock option and deferred stock incentive plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of risk factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: changes in economic, business and financial conditions; the Company's substantial indebtedness; continued high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East or elsewhere; the highly competitive business environment faced by the Company, with increasing competition from low cost carriers and historically low fare levels (which could result in a deterioration in the revenue environment); the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels; uncertainties with respect to the Company's international operations; changes in the Company's business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of a disease (such as SARS) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; the inability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; the availability of future financing; and increased insurance costs and potential reductions of available insurance coverage. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the 2003 Form 10-K.

Overview

AMR ended the quarter with $3.4 billion of cash and short-term investments (and an additional $489 million in restricted cash and short-term investments). As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the foreseeable future. Nevertheless, AMR remains heavily indebted and has significant obligations due in 2005 and thereafter, as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Form 10-K. Also see the discussion of the Company's credit facility covenants on page 12 of this Form 10-Q.

AMR's operating income and net earnings (loss) improved during the three and the six months ended June 30, 2004 compared to the same periods in 2003. The improvement in the second quarter operating results occurred despite the receipt of a U.S. government grant of $358 million in the second quarter of 2003 (as discussed in Note 8 to the accompanying condensed consolidated financial statements).

(in millions)              Three Months Ended          Six Months Ended
                               June 30,                   June 30,
                        2004    2003     Change    2004     2003    Change
Operating Income (Loss) $ 196    $ 87     $109     $ 238   $  (782) $1,020
Net Earnings (Loss)     $   6    $(75)    $ 81     $(160)  $(1,118) $  958


                                 -11-

The year-over-year improvement in the Company's operating results reflects the benefit of the cost reduction initiatives in the Company's restructuring program, which is described more fully under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Form 10-K. As a result of its restructuring efforts, American's unit costs are currently among the lowest of the traditional hub and spoke carriers.

Although the Company has made significant progress in restructuring its operations, external factors continue to create a challenging financial environment for the Company and the U.S. airline industry in general. The Company's operating and financial results are significantly affected by the price and availability of jet fuel. Persistent fuel price increases resulted in a year-over-year increase of 28.2 cents per gallon for American's mainline operations for the second quarter. This price increase negatively impacted fuel expense by $215 million during the quarter, based on mainline fuel consumption of 762 million gallons. Continuing high fuel prices, additional increases in the price of fuel, or limits in the supply of fuel, would further adversely affect the Company's financial condition and results of operations.

Mainline unit revenues (passenger revenues per available seat mile) improved 1.3 percent during the second quarter of 2004 due to a 1.3 point increase in American's load factor compared to the same period in 2003. However, passenger yield (passenger revenue per passenger mile) remained depressed relative to historical measures because of the Company's reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers, especially business travelers, and intensifying competition arising in part from the growth of low-cost carriers and in part from the effects of significant increases in overall industry capacity in 2004.

The Company needs improvement in the revenue environment, additional cost reductions and further productivity improvements before it can return to sustained profitability at acceptable levels. In addition, the Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. Some of the risk factors that have had and/or may have a negative impact on the
Company's  business  and  financial  results  are  referred  to  under
"Forward-Looking Information" above and are discussed in the Risk Factors listed in Item 7 (on pages 36-38) in the 2003 Form 10-K. In particular, if the revenue environment deteriorates beyond normal seasonal trends, fuel prices remain at historically high levels for an extended period of time or the Company is unable to access the capital markets to raise additional capital, it may be unable to fund its obligations and sustain its operations in the long-term.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility Covenants

American has a fully drawn $834 million bank credit facility secured by aircraft that expires December 15, 2005, which contains a liquidity covenant and an EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain non-cash items) to fixed charges (generally, interest and total rentals) ratio covenant (the EBITDAR Covenant). The liquidity covenant requires American to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments (the Liquidity Covenant). The Company was in compliance with the Liquidity Covenant at June 30, 2004 and expects to continue to comply with this covenant. The required EBITDAR to fixed charges ratio was 1.2 to 1.0 for the six-month period ending June 30, 2004, and increases to 1.3 to 1.0 for the nine-month period ending September 30, 2004, to 1.4 to 1.0 for the twelve-month period ending December 31, 2004 and to 1.5 to 1.0 for each four consecutive quarters ending after December 31, 2004. The Company was in compliance with the EBITDAR Covenant as of June 30, 2004 and expects to comply with this covenant as of September 30, 2004. Continuation of current high fuel prices and/or, to a lesser degree, deterioration in the revenue environment could adversely affect the Company's continued compliance with this covenant for periods ending after September 30, 2004. As a result, there are no assurances that the Company will continue to be able to comply with this covenant through the expiration of the facility. Failure to comply with either of these covenants would result in a default under this facility and - - if the Company did not take steps to cure, obtain a waiver of, or otherwise mitigate the default - - could result in a default under a significant amount of the Company's other debt.

Significant Indebtedness and Future Financing

During  2001,  2002  and  2003, the Company  raised  an  aggregate  of approximately $10.0 billion of financing mostly to fund capital commitments (mainly for aircraft and ground properties) and operating losses. During the six months ended June 30, 2004, the Company raised an additional $854 million of financing to fund capital commitments and for general corporate purposes, and ended the period with $3.4 billion of unrestricted cash and short-term investments compared with $2.6 billion at December 31, 2003. As of the date of this Form 10-Q, the Company believes that it has sufficient liquidity to fund its operations for the foreseeable future, including capital expenditures and other contractual obligations. However, to maintain sufficient liquidity over the long-term as the Company seeks to return to sustained profitability at acceptable levels, the Company will need continued access to additional funding. The Company's possible future financing sources include: (i) a limited amount of additional secured aircraft debt (virtually all of the Company's Section 1110-eligible aircraft are encumbered), (ii) debt secured by new aircraft deliveries, (iii) debt secured by other assets, (iv) securitization of future operating receipts, (v) sale-leaseback transactions of owned aircraft, (vi) the potential sale of certain non-core assets, (vii) unsecured debt and (viii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of high fuel prices, historically weak revenues and the fact that the Company has far fewer unencumbered assets available than it has had in the past.

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

Financing Activity

The Company, or its subsidiaries, issued the following debt during the six months ended June 30, 2004 (in millions):

  7.25% secured notes due 2009                $ 180
  4.50% senior convertible notes due
   2024 (net of discount)                       319
  Various debt agreements related to
   the purchase of regional jet
   aircraft (effective interest rates
   ranging up to 4.75%) (various
   maturities through 2020) (net of discount)   355

                                              $ 854

See Note 6 to the accompanying condensed consolidated financial statements for additional information regarding the debt issuances listed above.

Other Operating and Investing Activities

The Company's cost savings initiatives resulted in improved cash flow from operations during the six months ended June 30, 2004, compared to the same period in 2003. Net cash provided by operating activities in the six-month period ended June 30, 2004 was $733 million, an increase of $565 million over the same period in 2003. Net cash provided by operating activities for the six months ended June 30, 2003 included the receipt of a $572 million federal tax refund and the receipt of $358 million from the U.S. government under the Appropriations Act, offset by $216 million of redemption payments under operating leases for special facility revenue bonds.

Capital  expenditures  for  the first six months  of  2004  were  $532 million and included the acquisition of 18 Embraer 145 and five Bombardier CRJ-700 aircraft.

Pension Funding Obligation

As of June 30, 2004, the Company had contributed the entire $461 million minimum amount it expects to contribute to its defined benefit pension plans in 2004. The Company expects to contribute a minimum of $450 million to its defined benefit pension plans in 2005. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2004 and 2003

Revenues

The Company's revenues increased approximately $506 million, or 11.7 percent, to $4.8 billion in the second quarter of 2004 from the same period last year. American's passenger revenues increased by 9.9 percent, or $351 million, on a capacity (available seat mile) (ASM) increase of 8.5 percent. American's passenger load factor increased
1.3 points to 75.7 percent while passenger revenue yield per passenger mile decreased by 0.4 percent to 11.69 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 1.3 percent to 8.85 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                             Three Months Ended June 30, 2004
                         RASM        Y-O-Y        ASMs      Y-O-Y
                        (cents)     Change      (billions)  Change
   Domestic              8.78       (0.3)%        29.9       3.3%
   International         9.01        5.2          14.1      21.4
      Latin America      8.55       (1.3)          6.8      22.2
      Europe             9.59        8.7           5.9      14.5
      Pacific            8.78       35.5           1.4      56.3

Regional affiliates' passenger revenues, which are based on industry standard mileage proration agreements for flights connecting to American flights, increased $118 million, or 30.5 percent, to $505 million as a result of increased capacity and load factors. Regional affiliates' traffic increased 33.7 percent to 1.9 billion revenue passenger miles (RPMs), while capacity increased 26.3 percent to 2.7 billion ASMs, resulting in a 3.9 point increase in passenger load factor to 69.7 percent.

Cargo revenues increased 10.7 percent, or $15 million, due to a 15.0 percent increase in cargo ton miles somewhat offset by a 3.9 percent decrease in cargo revenue yield per ton mile.

Operating Expenses

The Company's total operating expenses increased 9.4 percent, or $397 million, to $4.6 billion in the second quarter of 2004 compared to the second quarter of 2003. American's mainline operating expenses per ASM in the second quarter of 2004 decreased 0.9 percent compared to the second quarter of 2003 to 9.50 cents. This decrease in operating expenses per ASM is due primarily to the Company's cost savings initiatives and occurred despite the receipt of a grant from the U.S. government in 2003 and a 34.0 percent increase in American's price per gallon of fuel in the second quarter of 2004 relative to the second quarter of 2003. This decrease was offset somewhat by $76 million in special charges in the second quarter of 2003.


   (in millions)                    Three Months
                                       Ended        Change  Percentage
   Operating Expenses               June 30, 2004  from 2003  Change
   Wages, salaries and benefits      $  1,703       $(166)     (8.9)%
   Aircraft fuel                          917         270      41.7   (a)
   Depreciation and amortization          320         (24)     (7.0)
   Other rentals and landing fees         301           3       1.0
   Commissions, booking fees and
    credit card expense                   287          27      10.4   (b)
   Maintenance, materials and repairs     245          58      31.0   (c)
   Aircraft rentals                       153         (24)    (13.6)  (d)
   Food service                           139         (12)     (7.9)
   Other operating expenses               600          14       2.4
   Special charges                        (31)       (107)       NM   (e)
   U.S. government grant                    -         358        NM   (f)
    Total operating expenses         $  4,634      $  397       9.4%

(a)Aircraft fuel expense increased primarily due to a 34.0 percent increase in American's price per gallon of fuel (net of the impact of fuel hedging) and a 4.8 percent increase in American's fuel consumption.
(b)Commissions, booking fees and credit card expense increased due primarily to an 11.9 percent increase in the Company's passenger revenues, particularly the 27.6 percent increase in American's international passenger revenue.
(c)Maintenance, materials and repairs increased primarily due to increased aircraft utilization, the benefit from retiring aircraft subsiding and increases in contractual rates in certain flight hour agreements for outsourced aircraft engine maintenance.
(d)Aircraft rentals decreased primarily due to the removal of leased aircraft from the fleet in the second half of 2003 as part of the Company's restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases in the second quarter of 2003.
(e)Special charges for 2004 included the reversal of reserves previously established for (i) aircraft return costs of $20 million and (ii) employee severance of $11 million. Special charges for 2003 included $47 million in employee charges and $49 million in facility exit costs offset by a $20 million aircraft related credit to adjust prior accruals.
(f)U.S.  government grant for 2003 included the receipt of  $358 million from the U.S. government under the Appropriations Act.

Other Income (Expense)

Other income (expense), historically a net expense, increased $28 million due primarily to the following: Interest expense increased $27 million, or 14.2 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net increased $9 million, due primarily to a gain on the sale of an investment in 2003.

Income Tax

The Company did not record a net tax provision associated with its second quarter 2004 earnings or a net tax benefit associated with its second quarter 2003 losses due to the Company providing a valuation allowance, as discussed in Note 5 to the accompanying condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended June 30, 2004 and 2003.

                                                        Three Months Ended
                                                              June 30,
                                                         2004        2003
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)                33,323          30,180
    Available seat miles (millions)                   43,997          40,566
    Cargo ton miles (millions)                           567             493
    Passenger load factor                               75.7%           74.4%
    Passenger revenue yield per passenger mile (cents) 11.69           11.74
    Passenger revenue per available seat mile (cents)   8.85            8.74
    Cargo revenue yield per ton mile (cents)           27.24           28.34
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)          9.50            9.59
    Fuel consumption (gallons, in millions)              762             727
    Fuel price per gallon (cents)                      111.2            83.0
    Operating aircraft at period-end                     748             812

Regional Affiliates
    Revenue passenger miles (millions)                 1,857           1,389
    Available seat miles (millions)                    2,665           2,110
    Passenger load factor                               69.7%           65.8%

(*) Excludes $517 million and $441 million of expense incurred related to Regional Affiliates in 2004 and 2003, respectively.

Operating aircraft at June 30, 2004, included:

American Airlines Aircraft *              AMR Eagle Aircraft
Airbus A300-600R                34        ATR 42                       6
Boeing 737-800                  77        Bombardier CRJ-700          24
Boeing 757-200                 143        Embraer 135                 39
Boeing 767-200 Extended Range   16        Embraer 140                 59
Boeing 767-300 Extended Range   58        Embraer 145                 70
Boeing 777-200 Extended Range   45        Super ATR                   41
Fokker 100                      14        Saab 340B/340B Plus         39
McDonnell Douglas MD-80        361          Total                    278
 Total                         748

* American Airlines aircraft totals include 46 McDonnell Douglas MD-80 aircraft on the TWA LLC operating certificate.

The  average  aircraft age for American's and AMR Eagle's aircraft  is
11.9 years and 5.7 years, respectively.

Of the operating aircraft listed above, three Boeing 757-200, one Boeing 767-200ER, 24 McDonnell Douglas MD-80s and four Saab 340Bs were in temporary storage as of June 30, 2004.

As part of the Company's fleet simplification initiative, American and AMR Eagle have agreed to sell certain aircraft. As of June 30, 2004, remaining aircraft to be delivered under these agreements include: eight Fokker 100 aircraft (two of which were non-operating), six ATR 42 aircraft and one Saab 340B aircraft, with final deliveries in November 2004, December 2004 and July 2004, respectively.

In addition, in July 2004, AMR Eagle agreed to sell three Saab 340B aircraft with deliveries in the third quarter of 2004.

Owned and leased aircraft not operated by the Company at June 30, 2004, included:

American Airlines Aircraft               AMR Eagle Aircraft
Boeing 757-200                   1       Super ATR                   1
Boeing 767-200                   9       Embraer 145                10
Boeing 767-200 Extended Range    4       Saab 340B/340B Plus        51
Fokker 100                       4        Total                     62
McDonnell Douglas MD-80          2
 Total                          20


AMR Eagle has leased its 10 owned Embraer 145s not operated by the Company to Trans States Airlines, Inc.

For the Six Months Ended June 30, 2004 and 2003

Revenues

The Company's revenues increased approximately $898 million, or 10.6 percent, to $9.3 billion for the six months ended June 30, 2004 from the same period last year. American's passenger revenues increased by
9.2  percent,  or  $635 million, on a capacity (available  seat  mile)
(ASM) increase of 7.1 percent. American's passenger load factor increased 1.7 points to 73.5 percent while passenger revenue yield per passenger mile decreased by 0.5 percent to 11.90 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of
2.0 percent to 8.75 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                               Six Months Ended June 30, 2004
                         RASM        Y-O-Y       ASMs      Y-O-Y
                        (cents)     Change     (billions)  Change

   Domestic              8.66        0.5%        59.4        2.9%
   International         8.94        5.2         27.2       17.6
      Latin America      8.98       (0.7)        13.9       22.0
      Europe             8.97        8.7         10.7       10.4
      Pacific            8.59       30.3          2.6       28.4

Regional affiliates' passenger revenues, which are based on industry standard mileage proration agreements for flights connecting to American flights, increased $212 million, or 29.7 percent, to $925 million as a result of increased capacity and load factors. Regional affiliates' traffic increased 33.0 percent to 3.4 billion revenue passenger miles (RPMs), while capacity increased 25.0 percent to 5.1 billion ASMs, resulting in a 4.0 point increase in passenger load factor to 66.3 percent.

Cargo revenues increased 10.6 percent, or $29 million, primarily due to a 10.7 percent increase in cargo ton miles.

Operating Expenses

The Company's total operating expenses decreased 1.3 percent, or $122 million, to $9.1 billion for the six months ended June 30, 2004 compared to the same period in 2003. American's mainline operating expenses per ASM in the six months ended June 30, 2004 decreased 9.5 percent compared to the same period in 2003 to 9.49 cents. This decrease in operating expenses per ASM is due primarily to the Company's cost savings initiatives and occurred despite the receipt of a grant from the U.S. government in 2003 and a 20.0 percent increase in American's price per gallon of fuel in the six months ended June 30, 2004 relative to the same period in 2003. This decrease was offset somewhat by $101 million in special charges in the six months ended June 30, 2003.

   (in millions)                  Six Months
                                    Ended       Change   Percentage
   Operating Expenses           June 30,2004   from 2003   Change
   Wages, salaries and benefits   $  3,343      $(624)     (15.7)%  (a)
   Aircraft fuel                     1,725        349       25.4    (b)
   Depreciation and amortization       646        (36)      (5.3)
   Other rentals and landing fees      606         17        2.9
   Commissions, booking fees and
    credit card expense                575         60       11.7    (c)
   Maintenance, materials and repairs  476         58       13.9    (d)
   Aircraft rentals                    306        (61)     (16.6)   (e)
   Food service                        276        (24)      (8.0)
   Other operating expenses          1,182        (87)      (6.9)
   Special charges                    (31)       (132)       NM     (f)
   U.S. government grant                 -        358        NM     (g)
    Total operating expenses      $  9,104      $(122)      (1.3)%

(a)Wages, salaries and benefits decreased due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, discussed in the Company's 2003 Form 10-K, which became effective in the second quarter of 2003. This decrease was somewhat offset by increased headcount related to capacity increases.
(b)Aircraft fuel expense increased primarily due to a 20.0 percent increase in American's price per gallon of fuel (net of the impact of fuel hedging) and a 3.4 percent increase in American's fuel consumption.
(c)Commissions, booking fees and credit card expense increased due primarily to an 11.1 percent increase in the Company's passenger revenues, particularly the 23.7 percent increase in American's international passenger revenue.
(d)Maintenance, materials and repairs increased primarily due to increased aircraft utilization, the benefit from retiring aircraft subsiding and increases in contractual rates in certain flight hour agreements for outsourced aircraft engine maintenance.
(e)Aircraft rentals decreased primarily due to the removal of leased aircraft from the fleet in the second half of 2003 as part of the Company's restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases in the second quarter of 2003.
(f)Special charges for 2004 included the reversal of reserves previously established for (i) aircraft return costs of $20 million and (ii) employee severance of $11 million. Special charges for 2003 included $72 million in employee charges and $49 million in facility exit costs offset by a $20 million aircraft related credit to adjust prior accruals.
(g) U.S. government grant for 2003 included the receipt of $358 million from the U.S. government under the Appropriations Act.

Other Income (Expense)

Other income (expense), historically a net expense, increased $62 million due primarily to the following: Interest expense increased $47 million, or 12.3 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net increased $23 million, due primarily to the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator and relating to a grievance filed by the Allied Pilots Association.

Income Tax

The Company did not record a net tax benefit associated with its losses for the six months ended June 30, 2004 and 2003 due to the Company providing a valuation allowance, as discussed in Note 5 to the accompanying condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the six months ended June 30, 2004 and 2003.

                                                        Six Months Ended June 30,
                                                          2004              2003
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)                  63,613             58,019
    Available seat miles (millions)                     86,594             80,840
    Cargo ton miles (millions)                           1,088                983
    Passenger load factor                                 73.5%              71.8%
    Passenger revenue yield per passenger mile (cents)   11.90              11.96
    Passenger revenue per available seat mile (cents)     8.75               8.58
    Cargo revenue yield per ton mile (cents)             27.83              27.86
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)            9.49              10.49
    Fuel consumption (gallons, in millions)              1,503              1,453
    Fuel price per gallon (cents)                        106.2               88.5

Regional Affiliates
    Revenue passenger miles (millions)                   3,396              2,554
    Available seat miles (millions)                      5,118              4,096
    Passenger load factor                                 66.3%              62.3%

(*) Excludes $1.0 billion and $865 million of expense incurred related to Regional Affiliates in 2004 and 2003, respectively.

Outlook

Capacity for American's mainline jet operations is expected to increase about 4.5 percent in the third quarter of 2004 compared to the third quarter of 2003, and about 5.8 percent for the full year 2004 compared to 2003.

Based on various factors, including primarily the Company's expectation that fuel prices will remain high during 2004 compared to 2003, the Company now expects that American's mainline unit costs for the full year 2004 will be approximately 9.6 cents. This represents a
5.5 percent improvement over 2003 mainline unit costs. The Company will have a full year of labor savings from its Labor Agreements and Management Reductions and will more fully realize the savings from its other strategic cost savings initiatives. However, in addition to high fuel prices, there are significant cost challenges in 2004 that affect the Company's cost reduction efforts including medical benefits costs, airport fees and maintenance, materials and repairs costs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2004 cost per gallon of fuel. Based on projected 2004 and 2005 fuel usage through June 30, 2005, such an increase would result in an increase to aircraft fuel expense of approximately $340 million in the remainder of 2004 and the first six months of 2005, inclusive of the impact of fuel hedge instruments outstanding at June 30, 2004, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2004 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $268 million in 2004, inclusive of fuel hedge instruments outstanding as of December 31, 2003. The change in market risk is due to the increase in fuel prices and a decrease in the amount of fuel hedged.

As of June 30, 2004, the Company had hedged, with option contracts, approximately nine percent of its estimated third quarter 2004 fuel requirements, four percent of its estimated fourth quarter 2004 fuel requirements and an insignificant percentage of its estimated 2005, 2006 and 2007 fuel requirements.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. During the quarter ending on June 30, 2004, there was no change in the
Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and over 15 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The plaintiffs are seeking monetary damages and injunctive relief. The court granted class action certification to the plaintiffs on September 17, 2002, defining the plaintiff class as all travel agents in the United States, Puerto Rico, and the United States Virgin Islands, who, at any time from October 1, 1997 to the present, issued tickets, miscellaneous change orders, or prepaid ticket advices for travel on any of the defendant airlines. The case is stayed as to US Airways and United Airlines, since they filed for bankruptcy. American is vigorously defending the lawsuit. Defendant carriers filed a motion for summary judgment on December 10, 2002, which the court granted on October 30, 2003. Plaintiffs have appealed that order to the 4th Circuit Court of Appeals, and that appeal remains pending. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies or practices would have an adverse impact on the Company.

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

On April 25, 2002, a Quebec travel agency filed a motion seeking a declaratory judgment of the Superior Court in Montreal, Canada (Voyages Montambault (1989) Inc. v. International Air Transport Association, et al.), that American and the other airline defendants owe a "fair and reasonable commission" to the agency, and that American and the other airline defendants breached alleged contracts with the agency by adopting policies of not paying base commissions. The motion was subsequently amended to add 40 additional travel agencies as petitioners. The current defendants are the International Air Transport Association, the Air Transport Association of Canada, Air Canada, American, America West Airlines, Delta Air Lines, Grupo TACA, Northwest Airlines/KLM Airlines, and Continental Airlines. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision granting declaratory relief could expose the Company to claims for substantial money damages or force the Company to pay agency commissions, either of which would have an adverse impact on the Company. On June 9, 2004, the court dismissed the motion, and the petitioners did not file an appeal.

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

On August 19, 2002, a class action lawsuit seeking monetary damages was filed, and on May 7, 2003 an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation "whose base commissions on airline tickets were unilaterally reduced to zero by" the defendants. The case is stayed as to United Airlines, since it filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American Airlines, Inc. and AMR Eagle have been named as potentially responsible parties
(PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American Airlines, Inc., in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). The Company is vigorously defending the lawsuit. In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. The case is currently stayed while the parties pursue an alternative dispute resolution process. The County has proposed draft allocation models for remedial costs for the Terminal and Tank Farm areas of MIA. While it is anticipated that American and AMR Eagle will be allocated equitable shares of remedial costs, the Company does not expect the allocated amounts to have a material adverse effect on the Company.

Three cases (each being a purported class action) have been filed against American arising from the disclosure of passenger name records by a vendor of American. The cases are: Kimmell v. AMR, et al. (U.
S. District Court, Texas), Baldwin v. AMR, et al. (U. S. District Court, Texas) and Rosenberg v. AMR, et al. (U. S. District Court New
York). The Kimmel suit was filed in April 2004 and the Baldwin and Rosenberg cases were filed in May 2004. The suits allege various causes of action, including but not limited to, violations of the Electronic Communications Privacy Act, negligent mispresentation, breach of contract and violation of alleged common law rights of privacy. In each case plaintiffs seek statutory damages of $1000 per passenger, plus additional unspecified monetary damages. The Company is vigorously defending these suits and believes the suits are without merit.

Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 143,640,566 shares of common stock, or 90 percent of shares outstanding, were represented at the annual meeting of stockholders on May 19, 2004 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Elected as directors of the Company, each receiving a minimum of 128,234,550 votes were:

Gerard J. Arpey                         Ann McLaughlin Korologos
John W. Bachmann                        Michael A. Miles
David L. Boren                          Philip J. Purcell
Edward A. Brennan                       Joe M. Rodgers
Armando M. Codina                       Judith Rodin, Ph.D.
Earl G. Graves                          Roger T. Staubach

Stockholders ratified the Audit Committee's decision to retain Ernst & Young LLP as independent auditors for the Company for 2004. The vote was 141,811,270 in favor, 1,628,770 against, 200,523 abstaining and three not voting.

A stockholder proposal to recommend that the Company affirm its political non-partisanship - submitted by Mrs. Evelyn Y. Davis - was defeated. The vote was 4,615,439 in favor, 73,951,752 against, 2,482,833 abstaining, and 62,590,542 not voting.

A stockholder proposal to recommend that the Company seek shareholder approval for future golden parachutes for senior executives - submitted by Ms. Joan Donner and Mr. John Chevedden - was defeated. The vote was 22,213,214 in favor, 58,043,793 against, 793,014 abstaining and 62,590,545 not voting.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10.1 2004 - 2006 Performance Unit Plan for Officers and Key Employees, as amended.

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2004 and 2003.

31.1 Certification of Chief Executive Officer pursuant to  Rule  13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to  Rule  13a-14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

On April 2, 2004, AMR filed a report on Form 8-K to provide a press release issued to report March traffic for American Airlines, Inc.

On May 5, 2004, AMR filed a report on Form 8-K to provide a press release issued to report April traffic for American Airlines, Inc.

On May 19, 2004, AMR filed a report on Form 8-K to announce that the Company's Board of Directors named Gerard J. Arpey as its Chairman.

On June 3, 2004, AMR filed a report on Form 8-K to provide a press release issued to report May traffic for American Airlines, Inc.

On June 18, 2004, AMR filed a report on Form 8-K to provide actual fuel cost, unit cost, capacity and traffic information for April and May as well as current fuel cost, unit cost, capacity and traffic expectations for June, the second quarter and the full year 2004.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

On April 2, 2004, AMR furnished a report on Form 8-K to announce AMR's intent to host a conference call on April 21, 2004 with the financial community relating to its first quarter 2004 results.

On May 5, 2004, AMR furnished a report on Form 8-K to announce that James Beer would speak at the Bear Stearns Global Transportation Conference on Wednesday, May 12, 2004.

On June 14, 2004, AMR furnished a report on Form 8-K to announce that Gerard Arpey would speak at the Merrill Lynch Global Transportation Conference on Wednesday, June 16, 2004.

On June 28, 2004, AMR furnished a report on Form 8-K to announce AMR's intent to host a conference call on July 21, 2004 with the financial community relating to its second quarter 2004 results.

Form 8-Ks filed under Item 12 - Disclosure of Results of Operations and Financial Condition

On April 22, 2004, AMR furnished a report on Form 8-K to furnish a press release issued by AMR to announce its first quarter 2004 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMR CORPORATION




Date:  July 22, 2004           BY: /s/ James A. Beer
                               James A. Beer
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and  Accounting Officer)