Form 10-K
period 2004-12-31
AMR CORP
filed 2005-02-25
CIK 6201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $1.9 billion. As of February 18, 2005, 161,161,254 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2005.

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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Deferred Compensation Agreement - John W. Bachmann
Deferred Compensation Agreement - Edward A. Brennan
Deferred Compensation Agreement - David L. Boren
Deferred Compensation Agreement - Armando M. Codina
Deferred Compensation Agreement - Earl G. Graves
Deferred Compensation Agreement - Ann M. Korologos
Deferred Compensation Agreement - Michael A. Miles
Deferred Compensation Agreement - Phillip J. Purcell
Deferred Compensation Agreement - Joe M. Rodgers
Deferred Compensation Agreement - Judith Rodin
Deferred Compensation Agreement - Roger T. Staubach
Current Form of Stock Option Agreement
Current Form of Stock Option Agreement
Current Form of Deferred Stock Award Agreement
Current Form of Deferred Unit Award Agreement
2006 Performance Unit Agreement
Employment Agreement - Robert W. Reding
Letter Agreement
Credit Agreement
Computation of Ratio of Earnings to Fixed Charges
Significant Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(b)

PART I

ITEM 1. BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR’s operations fall almost entirely in the airline industry. AMR’s principal subsidiary, American Airlines, Inc. (American), was founded in 1934. On April 9, 2001, American (through a wholly owned subsidiary, TWA Airlines LLC (TWA LLC)) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA), the eighth largest U.S. carrier at the time of the transaction.

American is the largest scheduled passenger airline in the world. At the end of 2004, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system.

In addition, AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as “American Eagle” — American Eagle Airlines, Inc. and Executive Airlines, Inc. (Executive) (collectively, the American Eagle carriers). American also contracts with three independently owned regional airlines, which do business as the “American Connection” (the American Connection carriers). The American Eagle carriers and the American Connection carriers provide connecting service from eight of American’s high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.

AMR Investment Services, Inc. (AMR Investment), a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of assets of AMR’s U.S. employee benefit plans, as well as AMR’s short-term investments. It also serves as the investment manager of the American AAdvantage Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services. As of December 31, 2004, AMR Investment was responsible for the management of approximately $36.5 billion in assets, including direct management of approximately $16.4 billion in short-term fixed income investments. The Company anticipates that, on March 1, 2005, the names of both AMR Investment Services, Inc. and the American AAdvantage Funds will change to American Beacon Advisors, Inc. and American Beacon Funds, respectively.

A. Recent Events

The Company has incurred very large operating and net losses during the past four years, as shown in the following table:

	Year ended December 31,
(in millions)	2004	2003	2002	2001
Operating loss	$(144)	$(844)	$(3,330)	$(2,470)
Net loss	(761)	(1,228)	(3,511)	(1,762)

These losses reflect, among other things, a substantial decrease in the Company’s revenues in 2001 and 2002. This revenue decrease was primarily driven by (i) a steep fall-off in the demand for air travel, particularly business travel, primarily caused by weakness in the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers (especially business travelers), increasing competition from low-cost carriers (LCCs) and the continuing increase in pricing transparency resulting from the use of the Internet and (iii) the aftermath of the terrorist attacks of September 11, 2001 (Terrorist Attacks), which accelerated and exacerbated the trend of decreased demand and reduced industry revenues. The Company believes that its reduced pricing power resulting from the factors listed in clause (ii) above will persist indefinitely and possibly permanently.

Passenger traffic rebounded in 2003 and 2004, reflecting a general improvement in the U.S. and several other economies served by the Company, the diminishing impact of the Terrorist Attacks on demand and lower fares. However, the Company’s pricing power remained depressed in 2003 due to a continuation of the factors listed in clause (ii) of the preceding paragraph, and declined in 2004 due to significant increases in overall industry capacity that exceeded the growth in demand, and more frequent and more deeply discounted fare sales initiated by competitors, including competitors currently operating under the protection of Chapter 11 of the Bankruptcy Code.

The Company’s 2004 operating and financial results were also adversely affected by the significant increases in the price of jet fuel. Fuel price increases during 2004 resulted in a year-over-year increase of 33.9 cents per gallon. This price increase negatively impacted fuel expense by $1.1 billion during the year. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel, would further adversely affect the Company’s financial condition and its results of operations.

In response to the challenges faced by the Company, during the past four years the Company has implemented several restructuring and other initiatives:

•	Following the Terrorist Attacks, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs.

•	In 2002, the Company announced a series of initiatives to reduce its annual costs by $2 billion. These initiatives are being implemented through 2005, and involve: (i) scheduling efficiencies, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. As a result of these initiatives, the Company reduced an estimated 7,000 jobs by March 2003.

•	In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions (the Labor Agreements) and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The Labor Agreements and Management Reductions resulted in $1.8 billion in annual savings including a workforce reduction of approximately 9,300 jobs. In addition, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements), resulting in approximately $200 million in annual cost savings. Generally, under the terms of these Vendor Agreements, the Company or American received the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

•	Subsequent to the April 2003 Labor Agreements the Company announced the Turnaround Plan. The Turnaround Plan is the Company’s strategic framework for returning to sustained profitability and emphasizes: (i) lower costs, (ii) an increased focus on what customers’ truly value and are prepared to pay for, (iii) increased union and employee involvement in the operation of the Company and (iv) the need for a more sound balance sheet/financial structure.

•	In the latter part of 2003 and throughout 2004, the Company continued to work – under the basic tenets of the Turnaround Plan – with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. These initiatives included: (i) the return of under-used gate space and the consolidation of the Company’s terminal space, (ii) the de-peaking of its hub at Miami, the reduction in the size of its St. Louis hub and the simplification of its domestic operations, (iii) the acceleration of the retirement of certain aircraft and the cancellation or deferral of aircraft deliveries, (iv) the improvement of aircraft utilization across its fleet and an increase in seating density on certain fleet types, (v) the sale of certain non-core assets, (vi) the expansion of its international network, where the Company believes that higher revenue generating opportunities currently exist, (vii) the implementation of an on-board food purchase program and new fees for ticketing services and (viii) numerous other initiatives.

•	As part of its effort to build greater employee involvement, the Company has worked to make its labor unions and its employees, its business partners on the need for continuous improvement under the Turnaround Plan. Among other things, the senior management of the Company meets regularly with union officials to discuss the Company’s financial results as well as the competitive landscape. These discussions include: (i) the Company’s cost reduction and revenue enhancement initiatives and (ii) a review of initiatives, in-place or contemplated, at other airlines and the impact of those initiatives on the Company’s competitive posture.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, some of which are largely beyond the Company’s control. Some of the risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 7. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and significantly reduce its costs. Although the Company has a number of initiatives underway to address the cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis or to become profitable if the overall industry revenue environment does not improve and fuel prices remain at historically high levels for an extended period.

B. Competition

Major Competitors The domestic airline industry is fiercely competitive. Currently, any U.S. air carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates five hubs: Dallas/Fort Worth (DFW), Chicago O’Hare, Miami, St. Louis and San Juan, Puerto Rico. United Air Lines (United) also has a hub operation at Chicago O’Hare. Delta Air Lines (Delta) previously operated a hub at DFW. In January 2005, however, Delta ceased hub operations at DFW. The American Eagle carriers increase the number of markets the Company serves by providing connections at American’s hubs and certain other major airports — Boston, Los Angeles, Raleigh/Durham and New York’s LaGuardia and John F. Kennedy International Airports. The American Connection carriers provide connecting service to American through St. Louis. American’s competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.

On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: AirTran Airways, Alaska Airlines, America West Airlines, ATA Airlines, Continental Airlines (Continental), Delta, Frontier Airlines, JetBlue Airways, Northwest Airlines (Northwest), Southwest Airlines, United and US Airways, and their affiliated regional carriers. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, the Company faces competition on some of its routes from carriers operating point-to-point service on such routes. The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation. On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.

The Company must compete with carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code. It is possible that one or more other competitors may seek to reorganize in or out of Chapter 11. Successful completion of such out-of-court or Chapter 11 reorganizations could present the Company with competitors with lower operating costs derived from renegotiated labor, supply and financing contracts.

International Air Transportation In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. The Company’s operating revenues from foreign operations were approximately 35 percent of the Company’s total operating revenues in 2004 and 27 and 28 percent of the Company’s total operating revenues in 2003 and 2002, respectively. Additional information about the Company’s foreign operations is included in Note 14 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. The major U.S. air carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers — including American — have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Aer Lingus, Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Cathay Pacific, China Eastern Airlines, Deutsche Bahn, EL AL, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, Lan Airlines, Mexicana, Qantas Airways, SN Brussels, SNCF, Southern Winds, Swiss International Air Lines, TACA Group, the TAM Group and Turkish Airlines. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other carriers.

American is also a founding member of the oneworld alliance, which includes Aer Lingus, British Airways, Cathay Pacific, Finnair, Lan Airlines, Iberia, and Qantas. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities. Several of American’s major competitors are members of marketing/operational alliances that enjoy antitrust immunity. To the extent that American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they lack antitrust immunity, the carriers are at a competitive disadvantage vis-à-vis other alliances that have antitrust immunity. Following permission from the DOT to codeshare on a wide number of flights beyond the carriers’ gateways in the United Kingdom and the United States, American and British Airways implemented their first phase of codeshare services in 2003 and expanded this cooperation further in 2004.

Price Competition The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares because failing to match would provide even less revenue. In January 2005, Delta implemented a U.S.-wide simplified fare structure initiative, which the Company matched in most domestic markets. The Company expects this simplified fare initiative to initially have a negative impact on its 2005 revenues. The longer-term impact on revenues is unclear at this time.

During recent years, a number of new LCCs have entered the domestic market and several major airlines, including the Company, have implemented efforts to lower their costs. Lower cost structures enable airlines to offer lower fares. In addition, several air carriers have recently reorganized or are reorganizing under Chapter 11 of the United States Bankruptcy Code, including United and US Airways. In the past, air carriers involved in reorganizations have undertaken substantial fare discounting in order to maintain cash flows and preserve their customer base. Further fare reductions, domestic and international, may therefore occur in the future. If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields (passenger revenue per passenger mile) and/or cost reductions, the Company’s operating results will be negatively impacted.

Distribution Systems The growing use of electronic ticket distribution systems provides the Company with an opportunity to lower its distribution costs. However, the continuous increase in pricing transparency resulting from the use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. The Company continues to expand the capabilities of its Internet website — AA.com — and the use of electronic ticketing throughout the Company’s network. In addition, the Company has marketing agreements with Orbitz and other Internet travel services.

The majority of the tickets for travel on American and the American Eagle carriers continue to be sold by travel agents. In 2002, American announced that it would no longer pay base commissions on tickets issued by travel agents in the United States, Puerto Rico, and Canada (which generally were five percent of the price of a ticket, capped at a maximum of $20 for a domestic roundtrip itinerary and $100 for an international roundtrip). As discussed in Item 3 Legal Proceedings, the Company is subject to legal challenges related to these changes. American continues, however, to pay certain commissions to travel agents in connection with special revenue programs. American believes that other domestic carriers also no longer pay base commissions on tickets issued by travel agents in the U.S., Puerto Rico and Canada, but pay certain commissions in connection with their own special revenue programs. Accordingly, airlines compete, not only with respect to the price of the tickets sold, but also with respect to the amount of special revenue program commissions that may be paid. In addition, American has been actively pursuing reducing base commissions for international points of sale.

The Company also establishes incentive programs with corporate customers to increase revenues. The Company believes that its network breadth and local market presence in key cities allow it to have some advantages over other competitors.

C. Regulation

General The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. The DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities and certain consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates flying operations generally, including establishing personnel, aircraft and certain security standards. As part of that oversight, the FAA has implemented a number of requirements that the Company is incorporating into its maintenance programs. The Company is progressing toward the completion of over 100 airworthiness directives including McDonnell Douglas MD-80 metal-mylar insulation replacement, enhanced ground proximity warning systems, McDonnell Douglas MD-80 main landing gear piston improvements, Boeing 757 and Boeing 767 pylon improvements, Boeing 737 elevator and rudder improvements and Airbus A300 structural improvements. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.

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

International International air transportation is subject to extensive government regulation. The Company’s operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities (such as the European Union), and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral agreements between the U.S. and various foreign governments of countries served by the Company are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, or otherwise adversely affect the Company’s international operations. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations) before the air carrier can introduce new service or increase existing service. The availability of such slots is not assured and the inability of the Company to obtain and retain needed slots could therefore inhibit its efforts to compete in certain international markets.

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

Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee ($5 one-way maximum fee), which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, for the years 2002, 2003 and 2004, air carriers were required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000. After 2004, this fee may be assessed based upon some other allocation. However, air carriers will continue to submit to the government an amount equal to what the carriers paid for screening passengers and property in 2000 until further notice. The budget for fiscal year 2006 submitted by President Bush contains a spending proposal for the Department of Homeland Security that would increase the per enplanement security service fee to $5.50 ($8 one-way maximum fee for multiple segments). American and other carriers have announced their opposition to this proposal as there is no assurance that any increase in fees could be passed on to customers.

Airline Fares Airlines are permitted to establish their own domestic fares without governmental regulation. The DOT maintains authority over certain international fares, rates and charges, but applies this authority on a limited basis. In addition, international fares and rates are sometimes subject to the jurisdiction of the governments of the foreign countries which the Company serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Airport Access The FAA has designated New York John F. Kennedy, New York LaGuardia, and Washington Reagan airports as high-density traffic airports. The high-density rule limits the number of Instrument Flight Rule operations — take-offs and landings — permitted per hour and requires that a slot support each operation. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act) was enacted. It will eliminate slot restrictions at New York John F. Kennedy and New York LaGuardia airports in 2007. The Company expects that the elimination of these slot restrictions could create operational challenges, but does not expect the elimination of these slot restrictions to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

As a result of agreements reached with the FAA in 2004, the Company reduced operations at Chicago O’Hare during certain peak times to improve dependability.

Currently, the FAA permits the purchasing, selling, leasing or transferring of slots except those slots designated as international, essential air service or Air 21 Act slots (certain slots at the New York John F. Kennedy, New York LaGuardia, and Washington Reagan airports). Trading of any domestic slot is permitted subject to certain parameters. Some foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not officially recognize the purchasing, selling or leasing of slots.

In addition, the Wright Amendment restricts certain flight operations at Dallas Love Field to a limited geographic area. To the extent these flight restrictions are lifted in the future, it could have an adverse financial impact on the Company.

Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights. However, there is no assurance that the Company will be able to obtain slots to expand its operations and change its schedules in the future because, among other factors, slot allocations are subject to changes in government policies.

Environmental Matters The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). Certain operations of the Company are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company’s operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements.

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

American has been named as a potentially responsible party (PRP) for contamination at the former Operating Industries, Inc. Landfill in Monterrey Park, CA (OII). American’s alleged volumetric contributions at OII are small when compared with those of other PRPs. American is participating with a number of other PRPs in a Steering Committee that has conducted extensive negotiations with the EPA and state officials in recent years. Members of the Steering Committee, including American, have entered into a series of partial consent decrees with EPA and the State of California which address specific aspects of investigation and cleanup at OII. To date American has paid approximately $1.25 million toward its share of cleanup costs under those consent decrees. Together with a number of other small-volume PRPs at OII, American seeks a settlement that will enable it to resolve all of its remaining past and present liabilities at OII in exchange for a one-time, lump-sum settlement payment. The amount of American’s potential contribution towards such a settlement is not yet known but American expects that its payments will be immaterial.

American also has been named as a PRP for contamination at the Double Eagle Superfund Site in Oklahoma City, OK (Double Eagle). American’s alleged volumetric contributions are small when compared with those of other PRPs. American is participating with a number of other PRPs at Double Eagle in a Joint Defense Group that is actively conducting settlement negotiations with the EPA and state officials. The group is seeking a settlement on behalf of its members that will enable American to resolve its past and present liabilities at Double Eagle in exchange for a one-time, lump-sum settlement payment. American expects that its payment will be immaterial.

American, along with most other tenants at the San Francisco International Airport (SFIA), has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary. In 1997, the SFIA pursued a cost recovery action in the U.S. District Court of Northern California against certain airport tenants to recover past and future costs associated with historic airport contamination. American entered an initial settlement for accrued past costs in 2000 for $850,000. In 2004, American resolved its liability for all remaining past and future costs. Based on SFIA’s cost projections, the value of American’s second settlement is approximately $4 million payable over a 30 year period.

Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named PRPs for the contamination at MIA. See Item 3, Legal Proceedings, for additional information.

In 1999, American was ordered by the New York State Department of Environmental Conservation (NYSDEC) to conduct remediation of environmental contamination located at Terminals 8 and 9 at New York’s John F. Kennedy International Airport (JFK). American is seeking to recover a portion of the JFK remediation costs from previous users of the Terminals 8 and 9 premises. In 2004, American entered a Consent Order with NYSDEC for the remediation of a JFK off-terminal hangar facility. American expects that the projected costs associated with the JFK remediations will be immaterial.

In 1996, American and Executive, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico (SJU) were notified by the SJU Port Authority that it considered them potentially responsible for environmental contamination at the airport. In 2003, the SJU Port Authority requested that American, among other airport tenants, fund an ongoing subsurface investigation and site assessment. American denied liability for the related costs. No further action has been taken against American or Executive.

American Eagle Airlines, Inc. (American Eagle) has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York. Pursuant to an Administrative Order on Consent entered into with NYSDEC, American Eagle is implementing a final remedy to address contamination at the site. The costs of this final remedy are immaterial.

The Company does not expect these matters, individually or collectively, to have a material impact on its financial condition, results of operations or cash flows. See Note 4 to the consolidated financial statements for additional information.

D. Labor

The airline business is labor intensive. Wages, salaries and benefits represented approximately 36 percent of the Company’s consolidated operating expenses for the year ended December 31, 2004. The average full-time equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2004 was 92,100.

The majority of these employees are represented by labor unions and covered by collective bargaining agreements. Relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

In April 2003, American reached agreements with its three major unions — the Allied Pilots Association (the APA), the Transport Workers Union of America (AFL-CIO) (the TWU) and the Association of Professional Flight Attendants (the APFA) (previously described as the Labor Agreements). The Labor Agreements substantially reduced the labor costs associated with the employees represented by the unions. In conjunction with the Labor Agreements, American implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). While the parties may begin discussions in 2006, the Labor Agreements do not become amendable until 2008.

The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the American Eagle carriers covered by a single collective bargaining agreement. This agreement lasts until October 31, 2013. The agreement provides to the parties the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, they also agree that the issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes that should be made and these changes were appropriately effected. In 2004, the parties successfully negotiated limited changes that became effective on January 1, 2005.

The Association of Flight Attendants (AFA), which represents the flight attendants of the American Eagle carriers, reached agreement with American Eagle effective March 2, 1998, to have all flight attendants of the American Eagle carriers covered by a single contract. The agreement became amendable on September 2, 2001. The parties agreed to commence negotiations over amendments to the agreement in March 2001. The mediation assistance of the NMB was requested and mediation commenced in November 2003. The mediated negotiations continue. The other union employees at the American Eagle carriers are covered by separate agreements with the TWU, which were effective April 28, 1998, and were amendable April 28, 2003. American Eagle and the TWU reached agreements with respect to the TWU-represented work groups at various times in late 2004 and early 2005. They have agreed that openers may be exchanged at least 60 days prior to October 1, 2007, for all of those agreements.

The non-union employees formerly with TWA LLC have been integrated into American’s work force. With respect to the integration of unionized employees formerly employed by TWA LLC, American reached integration agreements with the APA (with respect to pilot integration) and the APFA (with respect to flight attendant integration). American and the TWU participated in arbitration and resolved certain unionized ground employee integration issues in late February and early March 2002. In early April 2002, the NMB declared American and TWA LLC a single carrier for labor relations purposes and designated American’s incumbent unions as the collective bargaining representatives of the relevant work groups at both American and TWA LLC. Since American’s unions thereafter represented the relevant employees at both carriers, the integration mechanisms applicable to the unions at American could then begin to be effected. The integration of the unionized work groups has occurred in accordance with those mechanisms.

E. Fuel

The Company’s operations and financial results are significantly affected by the availability and price of jet fuel. The Company’s fuel costs and consumption for the years 2002 through 2004 were:

	Gallons		Average Cost Per
	Consumed	Total Cost	Gallon	Percent of AMR’s
Year	(in millions)	(in millions)	(in cents)	Operating Expenses
2002	3,345	$2,562	76.2	12.3
2003	3,161	2,772	87.7	15.2
2004	3,264	3,969	121.6	21.1

The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into jet fuel, heating oil and crude oil hedging contracts to dampen the impact of the volatility of jet fuel prices. During 2004, 2003 and 2002, the Company’s fuel hedging program reduced the Company’s fuel expense by approximately $99 million, $149 million and $4 million, respectively. As of December 31, 2004, the Company had hedged, with option contracts, approximately 15 percent of its estimated first quarter 2005 fuel requirements and minimal amounts of its estimated fuel requirements thereafter. A deterioration of the Company’s liquidity position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 7 for additional information regarding fuel.

Additional information regarding the Company’s fuel program is also included in Item 7(A) – Quantitative and Qualitative Disclosures about Market Risk and in Note 7 to the consolidated financial statements.

F. Frequent Flyer Program

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by using services of other program participants, including bank credit card issuers, hotels, car rental companies and phone service companies. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program at any time without notice and may end the program with six months notice.

Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or other participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity controlled seating. Mileage credit does not expire, provided a customer has any type of qualifying activity at least once every 36 months. See Critical Accounting Policies and Estimates under Item 7 for more information on AAdvantage.

G. Other Matters

Seasonality and Other Factors The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2004 is included in Note 15 to the consolidated financial statements. In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.

No material part of the business of AMR and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company’s largest few customers would not have a materially adverse effect upon the Company.

Insurance The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft.

As a result of the Terrorist Attacks, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general.

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2005 covering losses to employees, passengers, third parties and aircraft. In addition, the Secretary of Transportation may extend the policy until December 31, 2005, at his discretion. However, there is no assurance that it will be extended. If the U.S. government does not extend the policy beyond August 31, 2005, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company’s results of operations would be negatively affected. While the price of commercial insurance has declined in recent years, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company’s operations and/or financial position and results of operations would be adversely affected.

Other Government Matters In time of war or during a national emergency or defense oriented situation, American and other air carriers can be required to provide airlift services to the Air Mobility Command under the Civil Reserve Air Fleet program. In the event the Company has to provide a substantial number of aircraft and crew to the Air Mobility Command, its operations could be adversely impacted.

Available Information The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge under the Investor Relations page on its website, www.aa.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company’s code of ethics, which applies to all employees of the Company including the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Controller, is posted under the Investor Relations page on its website, www.aa.com. The Company intends to disclose any amendments to the code of ethics, or waivers of the code of ethics on behalf of the CEO, CFO or Controller, under the Investor Relations page on the Company’s website, www.aa.com. The charters for the AMR Board of Director’s standing committees (the Audit, Compensation, Diversity and Nominating/Corporate Governance Committees) as well as the Board of Director’s Governance Policies (the Governance Policies) are likewise available on the Company’s website, www.aa.com. Upon request, copies of the charters or the Governance Policies are available at no cost.

ITEM 2. PROPERTIES

Flight Equipment – Operating

Owned and leased aircraft operated by the Company at December 31, 2004 included:

	Average Seating					Average
Equipment Type	Capacity	Owned	Capital Leased	Operating Leased	Total	Age (Years)
American Airlines Aircraft
Airbus A300-600R	267	10	—	24	34	15
Boeing 737-800	142	67	—	10	77	5
Boeing 757-200	187	87	6	50	143	10
Boeing 767-200 Extended Range	158	4	11	1	16	18
Boeing 767-300 Extended Range	212	45	2	11	58	11
Boeing 777-200 Extended Range	232	45	—	—	45	4
McDonnell Douglas MD-80	129	144	75	135	354	16

Total		402	94	231	727	12

AMR Eagle Aircraft
Bombardier CRJ-700	70	25	—	—	25	2
Embraer 135	37	39	—	—	39	5
Embraer 140	44	59	—	—	59	2
Embraer 145	50	88	—	—	88	3
Super ATR	64/66	39	—	2	41	10
Saab 340B/340B Plus	34	2	7	25	34	10

Total		252	7	27	286	5

Of the operating aircraft listed above, 17 McDonnell Douglas MD-80s — 11 owned, four operating leased and two capital leased — and one operating leased Saab 340B Plus were in temporary storage as of December 31, 2004.

Flight Equipment – Non-Operating

Owned and leased aircraft not operated by the Company at December 31, 2004 included:

Equipment Type	Owned	Capital Leased	Operating Leased	Total
American Airlines Aircraft
Boeing 767-200	9	—	—	9
Boeing 767-200 Extended Range	3	—	1	4
Fokker 100	—	—	4	4
McDonnell Douglas MD-80	7	—	2	9

Total	19	—	7	26

AMR Eagle Aircraft
Embraer 145	10	—	—	10
Saab 340B/340B Plus	2	48	—	50

Total	12	48	—	60

In the fourth quarter of 2004, the Company decided to permanently retire seven owned McDonnell Douglas MD-80s which were previously in temporary storage.

As part of the Company’s fleet simplification initiative, American has agreed to sell certain aircraft. As of December 31, 2004, remaining owned aircraft to be delivered under these agreements include three Boeing 767-200 Extended Range and one Boeing 767-200 aircraft.

AMR Eagle has leased its 10 owned Embraer 145s not operated by the Company to Trans States Airlines, Inc.

The Company is actively marketing its remaining Boeing 767-200 owned non-operating aircraft and does not anticipate bringing these aircraft back into service.

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

Lease expirations for the leased aircraft included in the preceding table of operating flight equipment as of December 31, 2004, are:

						2010
Equipment Type	2005	2006	2007	2008	2009	and Thereafter
American Airlines Aircraft
Airbus A300-600R	—	—	—	3	3	18
Boeing 737-800	—	—	—	—	—	10
Boeing 757-200	—	—	15	9	1	31
Boeing 767-200 Extended Range	—	—	—	2	1	9
Boeing 767-300 Extended Range	—	2	—	3	—	8
McDonnell Douglas MD-80	10	—	1	12	6	181

	10	2	16	29	11	257

AMR Eagle Aircraft
Super ATR	—	2	—	—	—	—
Saab 340B/340B Plus	3	11	10	8	—	—

	3	13	10	8	—	—

Substantially all of the Company’s aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

A very large majority of the Company’s owned aircraft are encumbered.

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

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and over 15 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The plaintiffs are seeking monetary damages and injunctive relief. The court granted class action certification to the plaintiffs on September 17, 2002, defining the plaintiff class as all travel agents in the United States, Puerto Rico, and the United States Virgin Islands, who, at any time from October 1, 1997 to the present, issued tickets, miscellaneous change orders, or prepaid ticket advices for travel on any of the defendant airlines. The case was stayed as to US Airways and United Airlines, since they filed for bankruptcy. Defendant carriers filed a motion for summary judgment on December 10, 2002, which the court granted on October 30, 2003. The 4th Circuit Court of Appeals affirmed the order dismissing all claims against the Defendant carriers on December 9, 2004.

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents some of whom have opted out of the Hall class action (above) to pursue their claims individually against American Airlines, Inc., other airline defendants, and in one case against certain airline defendants and Orbitz LLC. (Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California – San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas Beaumont Division (6 agencies)). Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. These cases have been consolidated in the United States District Court for the Northern District of Ohio Eastern Division. American is vigorously defending these lawsuits. A final adverse court decision awarding substantial money damages or placing restrictions on the Company’s distribution practices would have an adverse impact on the Company.

On May 13, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et. al., pending in the Federal Court of Canada, Trial Division, Montreal, filed a statement of claim alleging that between 1995 and the present, American, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of Section 45 of the Competition Act of Canada. The named plaintiffs sought monetary damages and injunctive relief and to certify a nationwide class of travel agents. On December 10, 2004, the court approved a motion by the plaintiffs to dismiss this action.

On August 14, 2002, a class action lawsuit was filed against American Airlines, Inc. in the United States District Court for the Central District of California, Western Division (All World Professional Travel Services, Inc. v. American Airlines, Inc.). The lawsuit alleges that requiring travel agencies to pay debit memos for refunding tickets after September 11, 2001: (1) breaches the Agent Reporting Agreement between American and plaintiff; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The alleged class includes all travel agencies who have or will be required to pay moneys to American for an “administrative service charge,” “penalty fee,” or other fee for processing refunds on behalf of passengers who were unable to use their tickets in the days immediately following the resumption of air carrier service after the tragedies on September 11, 2001. On April 1, 2004, the court denied plaintiff’s motion for class certification. On or about October 14, 2004, an amended class action complaint was filed. On January 12, 2005, the court dismissed the action without prejudice.

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

Four cases (each being a purported class action) have been filed against American arising from the disclosure of passenger name records by a vendor of American. The cases are: Kimmell v. AMR, et al. (U. S. District Court, Texas), Baldwin v. AMR, et al. (U. S. District Court, Texas), Rosenberg v. AMR, et al. (U. S. District Court, New York) and Anapolsky v. AMR, et al. (U.S. District Court, New York). The Kimmell suit was filed in April 2004. The Baldwin and Rosenberg cases were filed in May 2004. The Anapolsky suit was filed in September 2004. The suits allege various causes of action, including but not limited to, violations of the Electronic Communications Privacy Act, negligent misrepresentation, breach of contract and violation of alleged common law rights of privacy. In each case plaintiffs seek statutory damages of $1000 per passenger, plus additional unspecified monetary damages. The Company is vigorously defending these suits and believes the suits are without merit. However, a final adverse court decision awarding a maximum amount of statutory damages would have an adverse impact on the Company.

American is defending three lawsuits, filed as class actions but not certified as such, arising from allegedly improper failure to refund certain governmental taxes and fees collected by the Company upon the sale of nonrefundable tickets when such tickets are not used for travel. The suits are: Coleman v. American Airlines, Inc., No. 101106, filed December 31, 2002, pending (on appeal) before the Supreme Court of Oklahoma. The Coleman Plaintiffs seek actual damages (not specified) and interest. Hayes v. American Airlines, Inc., No. 04-3231, pending in the United States District Court for the Eastern District of New York, filed July 2, 2004. The Hayes Plaintiffs seek unspecified damages, declaratory judgment, costs, attorneys’ fees, and interest. Harrington v. Delta Air Lines, Inc., et. al., No. 04-12558, pending in the United States District Court for the District of Massachusetts, filed November 4, 2004. The Harrington plaintiffs seek unspecified actual damages (trebled), declaratory judgment, injunctive relief, costs, and attorneys’ fees. The suits assert various causes of action, including breach of contract, conversion, and unjust enrichment. The Company is vigorously defending the suits and believes them to be without merit.

On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American Airlines, Inc. and the Association of Professional Flight Attendants (APFA), the Union which represents the Company’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements the Company successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the Union and American relating to the RPA and the ratification vote on the RPA by individual Union members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the Union of its duty of fair representation to its members, violation by the Company of provisions of the Railway Labor Act through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). Although the Company believes the case against it is without merit and both the Company and the Union are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have an adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2004.

Executive Officers of the Registrant

The following information relates to the executive officers of AMR as of December 31, 2004 unless otherwise noted.

Gerard J. Arpey	Mr. Arpey was elected Chairman, President and Chief Executive Officer of AMR and American in May 2004. He was elected Chief Executive Officer of AMR and American in April 2003. He served as President and Chief Operating Officer of AMR and American from April 2002 to April 2003. He served as Executive Vice President – Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President – Planning of American from 1992 to January 1995. Prior to that, he served in various management positions at American since 1982. Age 46.

Daniel P. Garton	Mr. Garton was elected Executive Vice President – Marketing of American in September 2002. He is also an Executive Vice President of AMR. He served as Executive Vice President – Customer Services of American from January 2000 to September 2002 and Senior Vice President – Customer Services of American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to 1998. Except for two years service as Senior Vice President and Chief Financial Officer of Continental Airlines between 1993 and 1995, he has been with the Company in various management positions since 1984. Age 47.

James A. Beer	Mr. Beer became the Senior Vice President and Chief Financial Officer of AMR and American in January 2004. Prior to that, he served as a Vice President of American from 1998 to December 2003 and has served in various management positions of American since 1991. Age 44.

Gary F. Kennedy	Mr. Kennedy was elected Senior Vice President and General Counsel in January 2003. He is also the Corporation’s Chief Compliance Officer. He served as Vice President – Corporate Real Estate of American from 1996 to January 2003. Prior to that, he served as an attorney and in various management positions at American since 1984. Age 49.

Charles D. MarLett	Mr. MarLett was elected Corporate Secretary in January 1988. He joined American as an attorney in June 1984. Age 50.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (symbol AMR). The approximate number of record holders of the Company’s common stock at February 18, 2005 was 17,041.

The range of closing market prices for AMR’s common stock on the New York Stock Exchange was:

	2004		2003
	High	Low	High	Low
Quarter Ended
March 31	$17.38	$10.63	$6.95	$1.41
June 30	13.93	10.10	11.32	3.00
September 30	11.89	6.97	13.23	8.04
December 31	11.00	6.49	14.90	11.21

In March 2003, Standard and Poor’s removed AMR’s common stock from the S&P 500 index.

No cash dividends on common stock were declared for any period during 2004 or 2003.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)

	2004 [1]	2003 [2]	2002 [2,3]	2001 [2,4]	2000
Total operating revenues	$18,645	$17,440	$17,420	$18,969	$19,703
Operating income (loss)	(144)	(844)	(3,330)	(2,470)	1,381
Income (loss) from continuing operations before cumulative effect of accounting change	(761)	(1,228)	(2,523)	(1,762)	770
Net earnings (loss)	(761)	(1,228)	(3,511)	(1,762)	813
Earnings (loss) per share from continuing operations before cumulative effect of accounting change:
Basic	(4.74)	(7.76)	(16.22)	(11.43)	5.13
Diluted	(4.74)	(7.76)	(16.22)	(11.43)	4.76
Net earnings (loss) per share:
Basic	(4.74)	(7.76)	(22.57)	(11.43)	5.43
Diluted	(4.74)	(7.76)	(22.57)	(11.43)	5.03

Total assets	28,773	29,330	30,267	32,841	26,213
Long-term debt, less current maturities	12,436	11,901	10,888	8,310	4,151
Obligations under capital leases, less current obligations	1,088	1,225	1,422	1,524	1,323
Obligation for pension and postretirement benefits	4,743	4,803	4,730	3,201	1,952
Stockholders’ equity (deficit) [5]	(581)	46	957	5,373	7,176

[1]	Includes special charges. For a further discussion of these items, see Note 2 to the consolidated financial statements.

[2]	Includes special charges and U.S. government grant. For a further discussion of these items for fiscal years ended December 31, 2002 and 2003, see Note 2 to the consolidated financial statements.

[3]	Includes a one-time, non-cash charge, effective January 1, 2002, of $988 million, net of tax, to write-off all of AMR’s goodwill. This charge resulted from the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” and is reflected as a cumulative effect of accounting change in the consolidated financial statements. For a further discussion of this item, see Note 11 to the consolidated financial statements.

[4]	On April 9, 2001, American (through TWA LLC) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. Accordingly, the 2001 financial information above includes the operating results of TWA LLC since the date of acquisition.

[5]	As of December 31, 2002, the Company recorded an additional minimum pension liability adjustment resulting in an after tax charge to stockholders’ equity (deficit) of approximately $1.0 billion. The Company recorded a reduction to the additional minimum pension liability resulting in a credit to stockholders equity (deficit) of approximately $337 million for the year ended December 31, 2003 and $129 million for the year ended December 31, 2004.

No cash dividends were declared on AMR’s common shares during any of the periods above.

Information on the comparability of results is included in Item 7, Management’s Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The discussions under Business, Properties and Legal Proceedings and the following discussions under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. The risk factors listed at the end of this Item 7 (see Risk Factors), in addition to other possible risk factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements.

Overview

The Company has incurred very large operating and net losses during the past four years, as shown in the following table:

	Year ended December 31,
(in millions)	2004	2003	2002	2001
Operating loss	$(144)	$(844)	$(3,330)	$(2,470)
Net loss	(761)	(1,228)	(3,511)	(1,762)

These losses reflect, among other things, a substantial decrease in the Company’s revenues in 2001 and 2002. This revenue decrease was primarily driven by (i) a steep fall-off in the demand for air travel, particularly business travel, primarily caused by weakness in the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers (especially business travelers), increasing competition from LCCs and the continuing increase in pricing transparency resulting from the use of the Internet and (iii) the aftermath of the Terrorist Attacks, which accelerated and exacerbated the trend of decreased demand and reduced industry revenues. The Company believes that its reduced pricing power resulting from the factors listed in clause (ii) above will persist indefinitely and possibly permanently.

Passenger traffic rebounded in 2003 and 2004, reflecting a general improvement in the U.S. and several other economies served by the Company, the diminishing impact of the Terrorist Attacks on demand and lower fares. However, the Company’s pricing power remained depressed in 2003 due to a continuation of the factors listed in clause (ii) of the preceding paragraph, and declined in 2004 due to significant increases in overall industry capacity that exceeded the growth in demand, and more frequent and more deeply discounted fare sales initiated by competitors, including competitors currently operating under the protection of Chapter 11 of the Bankruptcy Code.

The Company’s 2004 operating and financial results were also adversely affected by the significant increases in the price of jet fuel. Fuel price increases during 2004 resulted in a year-over-year increase of 33.9 cents per gallon. This price increase negatively impacted fuel expense by $1.1 billion during the year. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel, would further adversely affect the Company’s financial condition and its results of operations.

In response to the challenges faced by the Company, during the past four years the Company has implemented several restructuring and other initiatives:

•	Following the Terrorist Attacks, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs.

•	In 2002, the Company announced a series of initiatives to reduce its annual costs by $2 billion. These initiatives are being implemented through 2005, and involve: (i) scheduling efficiencies, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. As a result of these initiatives, the Company reduced an estimated 7,000 jobs by March 2003.

•	In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management. The Labor Agreements and Management Reductions resulted in $1.8 billion in annual savings including a workforce reduction of approximately 9,300 jobs. In addition, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers, resulting in approximately $200 million in annual cost savings. Generally, under the terms of these Vendor Agreements, the Company or American received the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

•	Subsequent to the April 2003 Labor Agreements the Company announced the Turnaround Plan. The Turnaround Plan is the Company’s strategic framework for returning to sustained profitability and emphasizes: (i) lower costs, (ii) an increased focus on what customers’ truly value and are prepared to pay for, (iii) increased union and employee involvement in the operation of the Company and (iv) the need for a more sound balance sheet/financial structure.

•	In the latter part of 2003 and throughout 2004, the Company continued to work – under the basic tenets of the Turnaround Plan – with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. These initiatives included: (i) the return of under-used gate space and the consolidation of the Company’s terminal space, (ii) the de-peaking of its hub at Miami, the reduction in the size of its St. Louis hub and the simplification of its domestic operations, (iii) the acceleration of the retirement of certain aircraft and the cancellation or deferral of aircraft deliveries, (iv) the improvement of aircraft utilization across its fleet and an increase in seating density on certain fleet types, (v) the sale of certain non-core assets, (vi) the expansion of its international network, where the Company believes that higher revenue generating opportunities currently exist, (vii) the implementation of an on-board food purchase program and new fees for ticketing services and (viii) numerous other initiatives.

•	As part of its effort to build greater employee involvement, the Company has worked to make its labor unions and its employees, its business partners on the need for continuous improvement under the Turnaround Plan. Among other things, the senior management of the Company meets regularly with union officials to discuss the Company’s financial results as well as the competitive landscape. These discussions include: (i) the Company’s cost reduction and revenue enhancement initiatives and (ii) a review of initiatives, in-place or contemplated, at other airlines and the impact of those initiatives on the Company’s competitive posture.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, some of which are largely beyond the Company’s control. Some of the risk factors that affect the Company’s business and financial results are discussed in the Risk Factors found at the end of this Item 7. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and significantly reduce its costs. Although the Company has a number of initiatives underway to address the cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis or to become profitable if the overall industry revenue environment does not improve and fuel prices remain at historically high levels for an extended period.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments, Restricted Assets and Deposits

At December 31, 2004, the Company had $2.9 billion in unrestricted cash and short-term investments and $478 million in restricted cash and short-term investments.

Significant Indebtedness and Future Financing

During 2002, 2003 and 2004, in addition to refinancing its $834 million credit facility (see discussion in Note 6 to the consolidated financial statements), the Company raised an aggregate of approximately $6.0 billion of financing, mostly to fund capital commitments (mainly for aircraft and ground properties) and operating losses. As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt obligations maturing in the next several years, as well as substantial pension funding obligations, the Company will need access to additional funding. The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company’s owned aircraft, including virtually all of the Company’s Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft, (ii) debt secured by new aircraft deliveries, (iii) debt secured by other assets, (iv) securitization of future operating receipts, (v) the sale or monetization of certain assets, (vi) unsecured debt and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company’s and American’s reduced credit ratings, high fuel prices, historically weak revenues and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding would have a material negative impact on the ability of the Company to sustain its operations over the long-term.

The Company’s substantial indebtedness could have important consequences. For example, it could (i) limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; (iv) limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Ratings

AMR’s and American’s credit ratings are significantly below investment grade. Additional reductions in AMR’s or American’s credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.

Credit Facility Covenants

On December 17, 2004, American refinanced its $834 million bank credit facility, which was scheduled to mature in December 2005. The total amount of the new credit facility is $850 million, all of which has been borrowed by American. The new credit facility consists of a $600 million senior secured revolving credit facility, with a final maturity on June 17, 2009, and a $250 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.5 billion for each quarterly period through September 30, 2005 and $1.25 billion for each quarterly period thereafter. In addition, the Credit Facility contains a covenant requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals) of at least the amount specified below for each period of four consecutive quarters ending on the dates set forth below:

Four Quarter Period Ending	Cash Flow Coverage Ratio
December 31, 2004	0.90:1.00
March 31, 2005	0.85:1.00
June 30, 2005	0.85:1.00
September 30, 2005	0.90:1.00
December 31, 2005	1.10:1.00
March 31, 2006	1.20:1.00
June 30, 2006	1.25:1.00
September 30, 2006	1.30:1.00
December 31, 2006	1.30:1.00
March 31, 2007	1.35:1.00
June 30, 2007	1.40:1.00
September 30, 2007	1.40:1.00
December 31, 2007	1.40:1.00
March 31, 2008 (and each fiscal quarter thereafter)	1.50:1.00

American and AMR were in compliance with these covenants as of December 31, 2004 and expect to be able to continue to comply with these covenants, but there are no assurances that they will be able to do so through the expiration of the facility. Failure to comply with these covenants would result in a default under the Credit Facility which — if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of the Company’s other debt.

See Note 6 to the consolidated financial statements for more information regarding the Credit Facility.

Financing Activity

The Company, or its subsidiaries, issued the following debt during the year ended December 31, 2004 (in millions):

7.25% secured notes due 2009	$180
4.50% senior convertible notes due 2024 (net of discount)	319
Credit facility *	850
Various debt agreements related to the purchase of regional jet aircraft (effective interest rates ranging up to 5.35%) (various maturities through 2021) (net of discount)	646

$1,995

*	In December 2004, American refinanced its $834 million bank credit facility with the $850 million Credit Facility listed above.

See Note 6 to the consolidated financial statements for additional information regarding the debt issuances listed above.

Other Operating and Investing Activities

The Company’s cash flow from operating activities improved in 2004. Net cash provided by operating activities during the year ended December 31, 2004 was $717 million, an increase of $116 million over 2003. Net cash provided by operating activities in 2003 included the receipt of a $572 million federal income tax refund and the receipt of $358 million from the U.S. government under the Emergency Wartime Supplemental Appropriations Act (the Appropriations Act), offset by $521 million of redemption payments under operating leases for special facility revenue bonds. The Company does not expect to receive significant additional federal income tax refunds.

Capital expenditures during 2004 were $1.0 billion and included the acquisition of 36 Embraer 145 and six Bombardier CRJ-700 aircraft.

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

During 2004, the Company sold its remaining interest in Orbitz resulting in total proceeds of $185 million and a gain of $146 million.

Working Capital

AMR (principally American) historically operates with a working capital deficit, as do most other airline companies. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses.

Off Balance Sheet Arrangements

American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 87 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2004, future lease payments required under these leases totaled $2.9 billion.

Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $1.7 billion of these bonds (with total future payments of approximately $4.6 billion as of December 31, 2004) are guaranteed by American, AMR, or both. Approximately $532 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $104 million in 2005, $28 million in 2006, $100 million in 2007, $188 million in 2008 and $112 million in 2014. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. Approximately $112 million of special facility revenue bonds with mandatory tender provisions were successfully remarketed in 2004.

In addition, the Company has other operating leases, primarily for aircraft, with total future lease payments of $4.9 billion as of December 31, 2004. Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

As discussed in Note 5 to the consolidated financial statements, the Company reached concessionary agreements with certain lessors in 2003. Certain of the Vendor Agreements provide that the Company’s obligations under the related lease revert to the original terms if certain events (Events) occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company’s filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these Events were to occur, the Company would be responsible for approximately $72 million in additional operating lease payments and $59 million in additional payments related to capital leases as of December 31, 2004. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of December 31, 2004 (in millions):

	Payments Due by Year(s) Ended December 31,
Contractual Obligations	Total	2005	2006 Through 2007	2008 Through 2009	2010 and Beyond
Operating lease payments for aircraft and facility obligations [1]	$12,422	$1,092	$2,018	$1,778	$7,534
Firm aircraft commitments [2]	3,450	345	101	—	3,004
Capacity purchase agreements [3]	329	96	141	92	—
Long-term debt [4]	13,095	659	2,470	2,272	7,694
Capital lease obligations	2,056	258	448	400	950
Other purchase obligations [5]	1,973	440	595	326	612
Other long-term liabilities [6,7]	2,103	193	382	409	1,119

Total obligations and commitments	$35,428	$3,083	$6,155	$5,277	$20,913

1	Certain special facility revenue bonds issued by municipalities — which are supported by operating leases executed by American — are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table under their ultimate maturity date rather than their mandatory tender provision date. See Note 5 to the consolidated financial statements for additional information.

2	As of December 31, 2004, the Company had commitments to acquire: 20 Embraer regional jets in 2005; two Boeing 777-200ERs in 2006; and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. The Company has pre-arranged financing or backstop financing for all of its aircraft deliveries in 2005 and 2006.

3	The table reflects minimum required payments under capacity purchase contracts between American and two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines Inc. However, based on expected utilization, the Company expects to make payments of $174 million in 2005, $177 million in 2006, $179 million in 2007, $181 million in 2008, $184 million in 2009 and $721 million in 2010 and beyond. In addition, if the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019. These lease obligations are not included in the table above. See Note 4 to the consolidated financial statements for additional information.

4	Excludes related interest amounts.

5	Includes noncancelable commitments to purchase goods or services, primarily construction related costs at the John F. Kennedy International Airport and information technology related support. The Company has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these estimates. Substantially all of the Company’s purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows the Company to cancel an order with 30 days notice.

6	Includes expected other postretirement benefit payments through 2014.

7	Excludes a $2.4 billion accident liability, related to the Terrorist Attacks and flight 587, recorded in Other liabilities and deferred credits, as discussed in Note 2 to the consolidated financial statements. This liability is offset in its entirety by a receivable, recorded in Other assets, which the Company expects to receive from insurance carriers as claims are resolved.

In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). The Company’s estimated 2005 contributions to its defined benefit pension plans are approximately $310 million. This estimate reflects the provisions of the Pension Funding Equity Act of 2004. (The effect of the Pension Funding Equity Act was to defer a portion of the minimum required contributions that would have been due for the 2004 and 2005 plan years.) Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2005. However, based on the current regulatory environment and market conditions, the Company expects that its 2006 minimum required contributions will exceed its 2005 expected contributions.

Results of Operations

AMR’s net loss in 2004 was $761 million, or $4.74 per share, an improvement of $467 million over AMR’s net loss in 2003 of $1.2 billion, or $7.76 per share. The year-over-year improvement in the Company’s 2004 operating results reflects the benefit of the cost reduction initiatives in the Company’s restructuring program, which is described above, dampened by the weak revenue environment and the increase in fuel costs. The Company’s 2004 results include a $146 million gain on the sale of the Company’s remaining investment in Orbitz and $11 million in special charges. The Company’s 2003 results include several special items which are discussed in detail in the notes to the consolidated financial statements, including (i) $358 million in security cost reimbursements received under the Appropriations Act (see Note 2 to the consolidated financial statements), (ii) $407 million in special charges (see Note 2 to the consolidated financial statements), (iii) $150 million in gains on the sale of the Company’s investments in Hotwire and Orbitz (see Note 3 to the consolidated financial statements) and (iv) a $164 million reduction in previously accrued federal income taxes and related interest. In addition, the Company did not record a tax benefit associated with its 2004 or 2003 losses.

Revenues

2004 Compared to 2003 The Company’s revenues increased approximately $1.2 billion, or 6.9 percent, to $18.6 billion. American’s passenger revenues increased by 4.8 percent, or $689 million, on a capacity (available seat mile) (ASM) increase of 5.3 percent. American’s passenger load factor increased 2.0 points to 74.8 percent while passenger revenue yield per passenger mile decreased by 3.1 percent to 11.54 cents. This resulted in a decrease in passenger revenue per available seat mile (RASM) of 0.5 percent to 8.63 cents. In 2004, American derived approximately 66 percent of its passenger revenues from domestic operations and approximately 34 percent from international operations. Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2004
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
Domestic	8.47	(2.1)%	118	1.1%
International	8.97	2.8	56	15.4
Latin America	8.78	(3.3)	28	18.6
Europe	9.25	8.4	23	9.1
Pacific	8.79	14.9	5	27.7

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $357 million, or 23.5 percent, to $1.9 billion as a result of increased capacity and load factors. Regional Affiliates’ traffic increased 32.0 percent to 7.3 billion revenue passenger miles (RPMs), while capacity increased 26.0 percent to 10.8 billion ASMs, resulting in a 3.0 point increase in passenger load factor to 67.2 percent.

Cargo revenues increased 12.0 percent, or $67 million, primarily due to a 10.2 percent increase in cargo ton miles.

2003 Compared to 2002 The Company’s revenues were relatively flat year-over-year, increasing approximately $20 million, or 0.1 percent, to $17.4 billion. During the first four months of 2003, yields (passenger revenue per available seat mile) and load factors were down year-over-year, due to the impact of the war in Iraq and SARS. In the latter part of the year, both yields and load factors improved year-over-year, as the impact of the war in Iraq and SARS faded, and the U.S. economy began recovering. However, even with those improvements, the Company’s unit revenues and yield remained depressed relative to historical measures.

For the full year, American’s passenger revenues decreased by 0.7 percent, or $108 million, to $14.3 billion, on a capacity decrease of 4.1 percent to 165 billion ASMs. American’s passenger load factor increased 2.1 points to 72.8 percent and passenger revenue yield per passenger mile increased by 0.4 percent, or 0.05 cents, to 11.91 cents, driving American’s RASM up by 3.3 percent, or 0.28 cents, to 8.67 cents. In 2003, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations. Following is additional information regarding American’s domestic and international RASM and capacity:

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

Regional Affiliates’ passenger revenues increased $88 million, or 6.1 percent, to $1.5 billion as a result of increased capacity and load factors. Regional Affiliates’ traffic increased 20.5 percent, or 940 million RPMs, to 5.5 billion RPMs, while capacity increased 18.6 percent, or 1.3 billion ASMs, to 8.6 billion ASMs. This is somewhat offset by the elimination, in 2003, of a fee, paid to AMR Eagle by American, for passengers connecting to American flights.

Operating Expenses

2004 Compared to 2003 The Company’s total operating expenses increased 2.8 percent, or $505 million, to $18.8 billion in 2004 compared to 2003. American’s mainline operating expenses per ASM in 2004 decreased 4.1 percent compared to 2003 to 9.73 cents. This decrease in operating expenses per ASM is due primarily to the American’s cost savings initiatives and occurred despite the benefit in 2003 of the receipt of a grant from the U.S. government and a 38.5 percent increase in American’s price per gallon of fuel (net of the impact of fuel hedging) in 2004 relative to 2003.

(in millions)	Year ended
Operating Expenses	December 31, 2004	Change from 2003	Percentage Change
Wages, salaries and benefits	$6,719	$(545)	(7.5)%	(a	)
Aircraft fuel	3,969	1,197	43.2	(b	)
Depreciation and amortization	1,292	(85)	(6.2)
Other rentals and landing fees	1,187	14	1.2
Commissions, booking fees and credit card expense	1,107	44	4.1
Maintenance, materials and repairs	971	111	12.9	(c	)
Aircraft rentals	609	(78)	(11.4)	(d	)
Food service	558	(53)	(8.7)
Other operating expenses	2,366	(62)	(2.6)
Special charges	11	(396)	(97.3)	(e	)
U.S. government grant	—	358	NM	(f	)

Total operating expenses	$18,789	$505	2.8%

(a)	Wages, salaries and benefits decreased due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, discussed in the Company’s 2003 Form 10-K, which became effective in the second quarter of 2003. This decrease was offset to some degree by increased headcount related to capacity increases.

(b)	Aircraft fuel expense increased due to a 38.7 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and a 3.3 percent increase in the Company’s fuel consumption.

(c)	Maintenance, materials and repairs increased primarily due to increased aircraft utilization, the benefit from retiring aircraft subsiding and increases in contractual rates in certain flight hour agreements for outsourced aircraft engine maintenance.

(d)	Aircraft rentals decreased primarily due to the removal of leased aircraft from the fleet in the second half of 2003 as part of the Company’s restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases in the second quarter of 2003.

(e)	Special charges for 2004 included (i) the reversal of reserves previously established for aircraft return costs of $20 million, facility exit costs of $21 million and employee severance of $11 million, (ii) $21 million in aircraft charges and (iii) $42 million in employee charges. Special charges for 2003 are described on the following page. See a further discussion of Special charges in Note 2 to the consolidated financial statements.

(f)	U.S. government grant for 2003 reflects the reimbursement of security service fees from the U.S. government under the Appropriations Act.

Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain American aircraft types from 25 to 30 years. The Company expects this change in estimate to result in a decrease in annual depreciation expense of approximately $100 million in 2005.

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

(in millions)	Year ended
Operating Expenses	December 31, 2003	Change from 2002	Percentage Change
Wages, salaries and benefits	$7,264	$(1,128)	(13.4)%	(a	)
Aircraft fuel	2,772	210	8.2	(b	)
Depreciation and amortization	1,377	11	0.8
Other rentals and landing fees	1,173	(25)	(2.1)
Commissions, booking fees and credit card expense	1,063	(100)	(8.6)	(c	)
Maintenance, materials and repairs	860	(248)	(22.4)	(d	)
Aircraft rentals	687	(153)	(18.2)	(e	)
Food service	611	(87)	(12.5)	(f	)
Other operating expenses	2,428	(287)	(10.6)	(g	)
Special charges	407	(311)	(43.3)	(h	)
U.S. government grant	(358)	(348)	NM	(i	)

Total operating expenses	$18,284	$(2,466)	(11.9)%

(a)	Wages, salaries and benefits decreased due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, effective in the second quarter of 2003.

(b)	Aircraft fuel expense increased due to a 15.1 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging), somewhat offset by a 5.5 percent decrease in the Company’s fuel consumption.

(c)	Commissions, booking fees and credit card expense decreased due primarily to commission structure changes implemented in March 2002.

(d)	Maintenance, materials and repairs decreased due primarily to a decrease in airframe and engine volumes at the Company’s maintenance bases resulting from a variety of factors, including the retirement and temporary grounding of aircraft and a decrease in the numbers of flights.

(e)	Aircraft rentals decreased due primarily to the removal of leased aircraft from the fleet in prior periods as part of the Company’s restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases.

(f)	Food service decreased due primarily to a decrease in the number of departures and passengers boarded and simplification of catering services.

(g)	Other operating expenses decreased primarily due to decreases in (i) data processing expenses of $87 million due primarily to introducing further efficiencies into data processing environments resulting in reduced consumption, and negotiating more favorable terms with vendors; (ii) travel and incidental costs of $61 million due primarily to decreased overnight stays for pilots and flight attendants as a result of changes in the scheduling of flights, lower average hotel rates, work rule changes and lower per diems; (iii) insurance costs of $44 million due primarily to lower premiums, (iv) security costs of $31 million due primarily to the assumption of certain security services by the Transportation Security Administration (TSA) and the suspension of security services payments to the TSA from June 1, 2003 to September 30, 2003 and (v) contract maintenance work that American performs for other airlines of $29 million.

(h)	Special charges for 2003 included approximately (i) $341 million in aircraft charges offset by a $20 million credit to adjust prior accruals, (ii) $92 million in employee charges, (iii) $62 million in facility exit costs and a (iv) $68 million gain resulting from a transaction involving 33 of the Company’s Fokker 100 aircraft and related debt. Special charges for 2002 included approximately (i) $658 million related to aircraft charges, (ii) $57 million in employee charges and (iii) $3 million in facility charges. See a further discussion of Special charges in Note 2 to the consolidated financial statements.

(i)	U.S. government grant includes a $358 million benefit recognized for the reimbursement of security service fees from the U.S. government under the Appropriations Act in 2003. See a further discussion of U.S. government grant in Note 2 to the consolidated financial statements.

Other Income (Expense)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous — net.

2004 Compared to 2003 Interest income increased $11 million, or 20.0 percent, to $66 million due primarily to increases in short-term investment balances and interest rates. Interest expense increased $168 million, or 23.9 percent, to $871 million resulting primarily from the increase in the Company’s long-term debt coupled with increases in interest rates, and an $84 million reduction in interest expense in 2003 related to the agreement reached with the IRS discussed below. Miscellaneous-net for 2004 includes a $146 million gain on the sale of the Company’s remaining interest in Orbitz.

2003 Compared to 2002 Interest income decreased $16 million, or 22.5 percent, to $55 million due primarily to decreases in interest rates. Interest expense increased $18 million, or 2.6 percent, to $703 million resulting primarily from the increase in the Company’s long-term debt, offset by an $84 million reduction in interest expense related to the agreement reached with the IRS discussed below. Interest capitalized decreased $15 million, or 17.4 percent, to $71 million due primarily to a decrease in purchase deposits for flight equipment. Miscellaneous-net increased $115 million to $113 million, due primarily to an $80 million gain on the sale of the Company’s investment in Hotwire and a $70 million gain related to an initial public offering by Orbitz, offset by the write-down of certain investments held by the Company during the first quarter of 2003.

Income Tax Benefit

2004 The Company did not record a net tax benefit associated with its 2004 losses due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements.

2003 The Company did not record a net tax benefit associated with its 2003 losses due to the Company providing a valuation allowance. Additionally, in 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995. As a result of this agreement, the Company recorded an $80 million tax benefit to reduce previously accrued income tax liabilities and an $84 million reduction in interest expense to reduce previously accrued interest related to the accrued income tax liabilities.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	130,164	120,328	121,747
Available seat miles (millions)	174,015	165,209	172,200
Cargo ton miles (millions)	2,203	2,000	2,007
Passenger load factor	74.8%	72.8%	70.7%
Passenger revenue yield per passenger mile (cents)	11.54	11.91	11.86
Passenger revenue per available seat mile (cents)	8.63	8.67	8.39
Cargo revenue yield per ton mile (cents)	28.36	27.87	27.73
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	9.73	10.15	11.14
Fuel consumption (gallons, in millions)	3,014	2,956	3,163
Fuel price per gallon (cents)	121.2	87.5	76.0
Operating aircraft at year-end	727	770	819

Regional Affiliates
Revenue passenger miles (millions)	7,283	5,516	4,576
Available seat miles (millions)	10,835	8,597	7,248
Passenger load factor
	67.2%	64.2%	63.2%

(*)	Excludes $2,104 million, $1,757 million and $129 million of expense incurred related to Regional Affiliates in 2004, 2003 and 2002, respectively. In 2004 and 2003, this expense related to capacity purchase agreements with AMR Eagle, Trans States and Chautauqua for the full year. In 2002, this expense related to capacity purchase agreements with Chautauqua for the full year and Trans States beginning in November 2002.

Outlook

The Company expects to incur a loss in the first quarter of 2005. However, the size of the loss is uncertain due to external factors beyond the Company’s control such as fuel prices and the revenue environment. The Company currently expects first quarter mainline unit costs to be approximately 9.9 cents.

Capacity for American’s mainline jet operations is expected to be essentially flat in the first quarter of 2005 compared to the first quarter of 2004 with domestic capacity decreasing about four percent and international capacity increasing about twelve percent. Capacity for American’s mainline jet operations is expected to increase about 2.6 percent for the full year 2005 compared to the full year 2004, with domestic capacity decreasing about one percent and international capacity increasing about eleven percent.

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

Long-lived assets – The Company has approximately $20 billion of long-lived assets as of December 31, 2004, including approximately $19 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company’s fleet plan has been the primary indicator that has resulted in an impairment charge. The Company recorded impairment charges related to its Fokker 100, Saab 340 and ATR 42 aircraft in 2002. In 2003, the Company recorded an impairment charge related to its Airbus A300 aircraft as a result of accelerating the planned retirement of this fleet. See Notes 1 and 2 to the consolidated financial statements for additional information with respect to these charges and each of the policies and assumptions used by the Company which affect the recorded values of long-lived assets.

Passenger revenue – Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the industry’s pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company’s historical experience, and are recognized at the time of departure. The Company’s estimation techniques have been applied consistently from year to year. However, due to changes in the Company’s ticket refund policy and changes in the travel profile of customers, historical trends may not be representative of future results.

Frequent flyer program – American uses the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or American Eagle. American’s frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and the award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs in the calculation of incremental cost. These estimates are generally updated based upon the Company’s 12-month historical average of such costs. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates.

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

At December 31, 2004 and 2003, American estimated that approximately ten million free travel awards were expected to be redeemed for free travel on American and American Eagle. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American or participating airlines. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles to other companies was approximately $1.4 billion and $1.2 billion (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 19.6 percent and 18.8 percent of AMR’s total current liabilities, at December 31, 2004 and 2003, respectively.

The number of free travel awards used for travel on American and American Eagle in 2004 and 2003 was 2.6 million and 2.5 million, respectively, representing approximately 7.5 percent and 7.8 percent of passengers boarded, respectively. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, cost per mile estimates or the minimum award level accrued could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.

Pensions and other postretirement benefits – The Company’s pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate, (ii) expected return on plan assets, and (iii) expected health care cost trend rate.

These assumptions as of December 31 were:

	2004	2003
Discount rate	6.00%	6.25%
Expected return on plan assets	9.00%	9.00%
Expected health care cost trend rate:
Pre-65 individuals
Initial	4.5%	5.0%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	10.0%	11.0%
Ultimate (2010)	4.5%	4.5%

The Company’s discount rate is determined based upon the review of high quality corporate bond rates, the change in these rates during the year, and year-end rate levels. Lowering the discount rate by 0.5 percent as of December 31, 2004 would increase the Company’s pension and postretirement benefits liability by approximately $623 million and $176 million, respectively, and increase estimated 2005 pension and postretirement benefits expense by $68 million and $10 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation of 40 percent longer duration corporate bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds and ten percent alternative (private) investments. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 13.3 percent as of December 31, 2004. Lowering the expected long-term rate of return on plan assets by 0.5 percent as of December 31, 2004 would increase estimated 2005 pension expense by approximately $36 million.

The health care cost trend rate is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 1.0 percent would increase estimated 2005 postretirement benefits expense by $40 million.

The Company has pension and postretirement benefit unrecognized net actuarial losses as of December 31, 2004, of approximately $1.7 billion and $311 million, respectively. The unrecognized net actuarial losses represent changes in the amount of the projected benefit obligation, the postretirement accumulated benefit obligation and plan assets resulting from (i) changes in assumptions and (ii) actual experience differing from assumptions. The amortization of unrecognized net actuarial loss component of the Company’s 2005 pension and postretirement benefit net periodic benefit costs are expected to be approximately $52 million and $2 million, respectively. The Company’s total 2005 defined benefit pension expense and postretirement expense is currently estimated to be approximately $380 million and $250 million.

The Company records an additional minimum pension liability when its accumulated benefit obligation exceeds the pension plans’ assets in excess of amounts previously accrued for pension costs. As of December 31, 2004, the Company’s additional minimum pension liability was $1.0 billion, down from $1.1 billion as of December 31, 2003, primarily as a result of significantly improved asset performance. The decrease in the Company’s minimum pension liability resulted in a 2004 credit to equity of approximately $129 million. An additional minimum pension liability is recorded as an increase to the pension liability, an increase to other assets (to the extent that a plan has unrecognized prior service costs) and a charge to stockholders’ equity (deficit) as a component of Accumulated other comprehensive loss. See Note 10 to the consolidated financial statements for additional information regarding the Company’s pension and other postretirement benefits.

Income taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Accordingly, the Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company had a deferred tax valuation allowance of $833 million and $663 million as of December 31, 2004 and 2003, respectively. See Note 8 to the consolidated financial statements for additional information.

Tax contingencies – The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. In 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995 and as a result, recorded an $80 million tax benefit to reduce previously accrued income tax liabilities and an $84 million reduction in interest expense to reduce previously accrued interest related to accrued tax liabilities.

New Accounting Pronouncement In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to SFAS 123(R), companies could elect to account for share-based payments under APB 25 (described in Note 1 to the consolidated financial statements) and provide the pro forma disclosures required by SFAS 123 (described in Note 1 to the consolidated financial statements). SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005 (July 1, 2005 for AMR). Under SFAS 123(R), compensation expense will be recognized for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

Risk Factors

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of risk factors, many of which are largely beyond the Company’s control. Among other things, the following factors have had and/or may have a negative impact on the Company’s business and financial results:

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

Substantial Indebtedness The Company has, and will continue to have, a significant amount of indebtedness. In addition, the Company, American and their respective subsidiaries may incur substantial additional debt, including secured debt, in the future. As discussed earlier in this Report, the Company’s substantial indebtedness could have important consequences. For example, it could (i) limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; (iv) limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants American has a fully drawn $850 million Credit Facility, which consists of a $600 million Revolving Facility with a final maturity on June 17, 2009 and a $250 million Term Loan Facility with a final maturity on December 17, 2010. The Credit Facility contains a liquidity covenant and a ratio of cash flow to fixed charges covenant. American and AMR were in compliance with these covenants as of December 31, 2004 and expect to be able to continue to comply with these covenants, but there are no assurances that they will be able to do so through the expiration of the Credit Facility. Failure to comply with these covenants would result in a default under the Credit Facility which — if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of the Company’s other debt.

Fuel Prices / Supply Due to the competitive nature of the airline industry, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares. In fact, recent history would indicate that the Company has a very limited ability to pass along the increased costs of fuel. Likewise, increased fare competition and lower revenues may offset any potential benefit of lower fuel prices. As of December 31, 2004, the Company had hedged approximately 15 percent of its expected first quarter 2005 fuel requirements, and minimal amounts of its expected fuel requirements beyond March 31, 2005.

While the Company does not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there is an outbreak of hostilities or other conflicts in oil producing areas or elsewhere, there could be reductions in the production and/or importation of crude oil and/or significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, or if current high prices are sustained for a significant period of time, the Company’s business would be adversely affected.

Increasing Competition and Historically Low Fare Levels Service over almost all of the Company’s routes is highly competitive and fares remain at historically low levels. The Company faces vigorous competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, LCCs, and, particularly on shorter segments, ground and rail transportation. Increasingly, the Company faces significant competition from LCCs and marketing/operational alliances formed by its competitors. The percentage of routes on which the Company competes with carriers having substantially lower operating costs has grown significantly over the past decade, and the Company now competes with LCCs on most of its domestic network. In addition, the Company must compete with carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code. It is possible that one or more other competitors may seek to reorganize in or out of Chapter 11. Successful completion of such out-of-court or Chapter 11 reorganizations could present the Company with competitors with lower operating costs derived from renegotiated labor, supply and financing contracts.

Certain alliances have been granted immunity from anti-trust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by its competitors can undertake activities that are not available to the Company, the Company’s ability to effectively compete may be hindered.

Pricing decisions are significantly affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares because failing to match would provide even less revenue. More recently, the Company has faced increased competition from carriers with simplified fare structures, which are generally preferred by travelers. In addition, in January 2005, Delta implemented a U.S.-wide simplified fare structure initiative, which the Company matched in most domestic markets. No assurance can be given that any fare reduction or fare simplification initiative will be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields. In addition, several air carriers have recently reorganized or are reorganizing under Chapter 11 of the United States Bankruptcy Code, including United and US Airways. It is possible that other competitors may seek to reorganize in or out of Chapter 11. Historically, air carriers involved in reorganizations have undertaken substantial fare discounting in order to maintain cash flows and enhance customer loyalty.

Increased Pricing Transparency The increased use of the Internet as a travel distribution channel is resulting in a continuous increase in pricing transparency. The Internet has enabled cost conscious customers, including business travelers, to more easily obtain the lowest fare on any given route, which has reduced the Company’s pricing power.

Cost Reduction Efforts As discussed in the Overview to this Item, the Company continues to seek to reduce its costs. The ability of the Company to further reduce its costs, particularly without affecting operational performance and service levels, is not assured.

Credit Ratings Since the Terrorist Attacks, AMR’s and American’s credit ratings have been lowered to significantly below investment grade. These reductions have increased borrowing costs and otherwise adversely affected borrowing terms, and limited borrowing options. Additional reductions in the credit ratings could further increase borrowing or other costs and further restrict the availability of future financing.

Availability and Terms of Financing To maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt obligations maturing in the next several years, as well as substantial pension funding obligations, the Company will need continued access to additional financing, but there can be no assurance that such financing will be available on acceptable terms, if at all. The Company’s ability to obtain future financing or to sell assets could be adversely affected because American has fewer unencumbered assets available than in years past. A very large majority of the Company’s aircraft assets (including virtually all of the aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) have been encumbered. In addition, the market value of the Company’s aircraft assets has declined in recent years and those assets may not maintain their current market value. Moreover, the Company’s recent financial results, its substantial indebtedness, the difficult revenue environment it faces, and its reduced credit ratings, coupled with high fuel prices and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of financing for the Company. The inability of the Company to obtain additional financing on acceptable terms would have a material adverse impact on its operations.

Changing Business Strategy The Company evaluates its assets on an ongoing basis with a view to maximizing their value to the Company and determining which are core to its operations. It also regularly evaluates its business strategy. The Company may change its business strategy in the future and may not pursue some of the goals stated herein.

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

Conflicts Overseas Prior to the war in Iraq, the increased threat of U.S. military involvement in overseas operations had a significant adverse impact on the Company’s business, financial position (including access to capital markets) and results of operations and on the airline industry in general. Furthermore, the war in Iraq had a significant adverse impact on international and domestic revenues and future bookings. The continuing conflict in Iraq, or other conflicts or events in the Middle East or elsewhere, may result in similar adverse impacts.

Terrorist Attacks The Terrorist Attacks had a material adverse impact on the Company. The occurrence of another terrorist attack (whether domestic or international and whether against the Company or another entity) would again have a material adverse impact on the Company, its finances and/or its operations.

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

Insurance Costs and Availability of Insurance The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft. As a result of the Terrorist Attacks, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2005, covering losses to employees, passengers, third parties and aircraft. In addition, the Secretary of Transportation may extend the policy until December 31, 2005, at his discretion. However, there is no assurance that it will be extended. If the U.S. government does not extend the policy beyond August 31, 2005, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company’s results of operations would be negatively affected. While the price of commercial insurance has declined in recent years, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company’s operations and/or financial position and results of operations would be adversely affected.

Executive Retention Since the Terrorist Attacks, several key executives have elected to retire early or leave the Company for more financially favorable opportunities at other companies. There can be no assurance that the Company will be able to retain its key executives. The inability of the Company to retain key executives, or attract and retain additional qualified executives, could have a negative impact on the Company.

Dependence on Technology The Company is increasingly dependent on technology to operate its business. Any substantial or repeated failures of the Company’s computer or communications systems could impact the Company’s customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm the Company’s business. Like all companies, the Company’s computer and communication systems may be vulnerable to disruptions due to events beyond the Company’s control, including natural disasters, power failures, equipment failures, and computer viruses and hackers. The Company has implemented various technology security initiatives and disaster recovery plans, but there can be no assurance that these measures are adequate to prevent disruptions of the Company’s systems.

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

Aircraft Fuel The Company’s earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2004 and 2003 cost per gallon of fuel. Based on projected 2005 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $377 million in 2005, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2004, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Comparatively, based on projected 2004 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $268 million in 2004, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2003. The change in market risk is due to the increase in fuel prices and a decrease in the amount of fuel hedged. As of December 31, 2004, the Company had hedged, with option contracts, approximately five percent of its estimated 2005 fuel requirements, or approximately 15 percent of its estimated first quarter 2005 fuel requirements, and a minimal amount of its estimated fuel requirements thereafter. Comparatively, as of December 31, 2003 the Company had hedged, with option contracts, approximately 21 percent of its estimated first quarter 2004 fuel requirements, 16 percent of its second quarter 2004 estimated fuel requirements and six percent of its estimated fuel requirements for the remainder of 2004. A deterioration of the Company’s liquidity position could negatively affect the Company’s ability to hedge fuel in the future.

Foreign Currency The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2004 and 2003 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $93 million and $77 million for the years ending December 31, 2005 and 2004, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2005 and 2004 foreign currency-denominated revenues and expenses as of December 31, 2004 and 2003, respectively.

Interest The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company’s largest exposure with respect to variable-rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable-rate debt instruments representing approximately 34 percent and 37 percent of its total long-term debt at December 31, 2004 and 2003, respectively. If the Company’s interest rates average 10 percent more in 2005 than they did at December 31, 2004, the Company’s interest expense would increase by approximately $21 million and interest income from cash and short-term investments would increase by approximately $7 million. In comparison, at December 31, 2003, the Company estimated that if interest rates averaged 10 percent more in 2004 than they did at December 31, 2003, the Company’s interest expense would have increased by approximately $13 million and interest income from cash and short-term investments would have increased by approximately $4 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate long-term debt and cash and short-term investment balances at December 31, 2004 and 2003.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $418 million and $372 million as of December 31, 2004 and 2003, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Other The Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	42

Consolidated Statements of Operations	43

Consolidated Balance Sheets	44-45

Consolidated Statements of Cash Flows	46

Consolidated Statements of Stockholders’ Equity (Deficit)	47

Notes to Consolidated Financial Statements	48-77

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMR Corporation

We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for its goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMR Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 22, 2005

AMR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues

Passenger - American Airlines	$15,021	$14,332	$14,440
- Regional Affiliates	1,876	1,519	1,431
Cargo	625	558	561
Other revenues	1,123	1,031	988

Total operating revenues	18,645	17,440	17,420

Expenses

Wages, salaries and benefits	6,719	7,264	8,392
Aircraft fuel	3,969	2,772	2,562
Depreciation and amortization	1,292	1,377	1,366
Other rentals and landing fees	1,187	1,173	1,198
Commissions, booking fees and credit card expense	1,107	1,063	1,163
Maintenance, materials and repairs	971	860	1,108
Aircraft rentals	609	687	840
Food service	558	611	698
Other operating expenses	2,366	2,428	2,715
Special charges	11	407	718
U.S. government grant	—	(358)	(10)

Total operating expenses	18,789	18,284	20,750

Operating Loss	(144)	(844)	(3,330)

Other Income (Expense)
Interest income	66	55	71
Interest expense	(871)	(703)	(685)
Interest capitalized	80	71	86
Miscellaneous – net	108	113	(2)

	(617)	(464)	(530)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(761)	(1,308)	(3,860)
Income tax benefit	—	(80)	(1,337)

Loss Before Cumulative Effect of Accounting Change	(761)	(1,228)	(2,523)
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	—	—	(988)

Net Loss	$(761)	$(1,228)	$(3,511)

Loss Per Share:
Basic and Diluted
Loss before cumulative effect of accounting change	$(4.74)	$(7.76)	$(16.22)
Cumulative effect of accounting change	—	—	(6.35)

Net loss	$(4.74)	$(7.76)	$(22.57)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2004	2003
Assets

Current Assets
Cash	$120	$120
Short-term investments	2,809	2,486
Restricted cash and short-term investments	478	527
Receivables, less allowance for uncollectible accounts (2004 - $59; 2003 - $62)	836	796
Inventories, less allowance for obsolescence (2004 - $379; 2003 - $428)	488	516
Other current assets	240	237

Total current assets	4,971	4,682

Equipment and Property
Flight equipment, at cost	22,297	21,366
Less accumulated depreciation	7,005	6,047

	15,292	15,319

Purchase deposits for flight equipment	319	359

Other equipment and property, at cost	5,005	4,820
Less accumulated depreciation	2,579	2,409

	2,426	2,411

	18,037	18,089

Equipment and Property Under Capital Leases
Flight equipment	1,917	2,291
Other equipment and property	170	167

	2,087	2,458
Less accumulated amortization	987	1,087

	1,100	1,371

Other Assets
Route acquisition costs and airport operating and gate lease rights, less accumulated amortization (2004 - $309; 2003 - $284)	1,223	1,253
Other assets	3,442	3,935

	4,665	5,188

Total Assets	$28,773	$29,330

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2004	2003
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$1,003	$967
Accrued salaries and wages	547	528
Accrued liabilities	1,479	1,461
Air traffic liability	3,183	2,799
Current maturities of long-term debt	659	603
Current obligations under capital leases	147	201

Total current liabilities	7,018	6,559

Long-Term Debt, Less Current Maturities	12,436	11,901

Obligations Under Capital Leases, Less Current Obligations	1,088	1,225

Other Liabilities and Credits
Deferred gains	470	520
Pension and postretirement benefits	4,743	4,803
Other liabilities and deferred credits	3,599	4,276

	8,812	9,599

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - 20,000,000 shares authorized; None issued	—	—
Common stock - $1 par value; 750,000,000 shares authorized; 182,350,259 shares issued	182	182
Additional paid-in capital	2,521	2,605
Treasury shares at cost: 2004 – 21,194,312; 2003 – 22,768,027	(1,308)	(1,405)
Accumulated other comprehensive loss	(664)	(785)
Accumulated deficit	(1,312)	(551)

	(581)	46

Total Liabilities and Stockholders’ Equity (Deficit)	$28,773	$29,330

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2004	2003	2002
Cash Flow from Operating Activities:
Net Loss	$(761)	$(1,228)	$(3,511)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,139	1,222	1,210
Amortization	153	155	156
Provisions for asset impairments and special charges	21	190	463
Goodwill impairment	—	—	988
Gain on sale of investments	(146)	(154)	—
Deferred income taxes	—	—	(845)
Additional tax refunds due to tax law change	—	—	371
Redemption payments under operating leases for special facility revenue bonds	—	(521)	—
Change in assets and liabilities:
Decrease (increase) in receivables	(89)	690	(66)
Decrease in inventories	8	56	48
Decrease in accounts payable and accrued liabilities	(26)	(198)	(32)
Increase (decrease) in air traffic liability	377	184	(154)
Increase in other liabilities and deferred credits	31	245	188
Other, net	10	(40)	73

Net cash provided (used) by operating activities	717	601	(1,111)

Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(1,027)	(680)	(1,881)
Net (increase) decrease in short-term investments	(323)	(640)	540
Net decrease (increase) in restricted cash and short-term investments	49	256	(248)
Proceeds from sale of equipment and property and investments	265	395	220
Other	(12)	24	(24)

Net cash used for investing activities	(1,048)	(645)	(1,393)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,653)	(886)	(687)
Proceeds from:
Issuance of long-term debt	1,977	945	3,099
Sale-leaseback transactions	—	—	91
Exercise of stock options	7	1	3

Net cash provided by financing activities	331	60	2,506

Net increase in cash	—	16	2
Cash at beginning of year	120	104	102

Cash at end of year	$120	$120	$104

Activities Not Affecting Cash
Flight equipment acquired through seller financing	$18	$735	$—

Capital lease obligations incurred	$13	$140	$—

Reduction to capital lease and other obligations	$—	$(190)	$—

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except share amounts)

				Accumulated
		Additional		Other	Retained
	Common	Paid-in	Treasury	Comprehensive	Earnings
	Stock	Capital	Stock	Loss	(Deficit)	Total
Balance at January 1, 2002	$182	$2,865	$(1,716)	$(146)	$4,188	$5,373

Net loss	—	—	—	—	(3,511)	(3,511)
Minimum pension liability	—	—	—	(1,122)	—	(1,122)
Changes in fair value of derivative financial instruments	—	—	—	143	—	143
Unrealized loss on investments	—	—	—	(6)	—	(6)
Income tax benefit	—	—	—	55	—	55

Total comprehensive loss						(4,441)

Issuance of 1,533,760 shares from Treasury pursuant to stock option, deferred stock and restricted stock incentive plans, net of tax of $2	—	(70)	95	—	—	25

Balance at December 31, 2002	182	2,795	(1,621)	(1,076)	677	957

Net loss	—	—	—	—	(1,228)	(1,228)
Minimum pension liability	—	—	—	337	—	337
Changes in fair value of derivative financial instruments	—	—	—	(43)	—	(43)
Unrealized loss on investments	—	—	—	(3)	—	(3)

Total comprehensive loss						(937)

Issuance of 3,492,593 shares from Treasury to vendors and employees pursuant to stock option and deferred stock incentive plans	—	(190)	216	—	—	26

Balance at December 31, 2003	182	2,605	(1,405)	(785)	(551)	46

Net loss	—	—	—	—	(761)	(761)
Minimum pension liability	—	—	—	129	—	129
Changes in fair value of derivative financial instruments	—	—	—	(4)	—	(4)
Unrealized loss on investments	—	—	—	(4)	—	(4)

Total comprehensive loss						(640)

Issuance of 1,573,715 shares from Treasury to employees pursuant to stock option and deferred stock incentive plans	—	(84)	97	—	—	13

Balance at December 31, 2004	$182	$2,521	$(1,308)	$(664)	$(1,312)	$(581)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Basis of Presentation The accompanying consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc., Executive Airlines, Inc. and AMR Leasing Corporation (collectively, AMR Eagle). All significant intercompany transactions have been eliminated.

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

Inventories Spare parts, materials and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used in operations. Allowances for obsolescence are provided — over the estimated useful life of the related aircraft and engines — for spare parts expected to be on hand at the date aircraft are retired from service. Allowances are also provided for spare parts currently identified as excess and obsolete. These allowances are based on management estimates, which are subject to change.

Maintenance and Repair Costs Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.

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

Measurement of Asset Impairments In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values.

1. Summary of Accounting Policies (Continued)

Equipment and Property The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

Depreciable Life
American jet aircraft and engines	20 – 30 years
Saab 340 aircraft	2005 [1]
Other regional aircraft and engines	16 - 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Term of lease
Buildings and improvements (principally on leased land)	10-30 years or term of lease
Furniture, fixtures and other equipment	3-10 years
Capitalized software	3-10 years

1 Final aircraft retirement date.

Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain American aircraft types from 25 to 30 years.

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

Regional Affiliates Revenue from ticket sales is generally recognized when service is provided. Regional Affiliates revenues for flights connecting to American flights are allocated based on industry standard proration agreements.

Passenger Revenue Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company’s historical experience, and are recorded at the time of departure.

Frequent Flyer Program The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines (based on historical usage patterns and contractual rates). American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at current market rates and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used. The remaining portion of the revenue, representing the marketing products sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale, as the related services have been provided. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles to other airlines was approximately $1.4 billion and $1.2 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2004 and 2003, respectively.

1. Summary of Accounting Policies (Continued)

Tax Contingencies The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Advertising Costs The Company expenses the costs of advertising as incurred. Advertising expense was $146 million, $150 million and $161 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Options The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. As required by SFAS 123, pro forma information regarding net loss and loss per share have been determined as if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rates ranging from 2.93% to 4.30%; dividend yields of 0%; expected stock volatility ranging from 45% to 55%; and expected life of the options ranging from 3.6 years to 4.5 years.

The following table illustrates the effect on net loss and loss per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net Loss, as reported	$(761)	$(1,228)	$(3,511)
Add: Stock-based employee compensation expense included in reported net loss, net of tax in 2002	21	20	5
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax in 2002	(85)	(79)	(36)

Pro forma net loss	$(825)	$(1,287)	$(3,542)

Basic and diluted loss per share:
As reported	$(4.74)	$(7.76)	$(22.57)
Pro forma	$(5.14)	$(8.13)	$(22.77)

1. Summary of Accounting Policies (Continued)

New Accounting Pronouncement In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005 (July 1, 2005 for AMR). Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

2. Special charges and U.S. government grant

During the last few years, as a result of the events of September 11, 2001 (the Terrorist Attacks), the depressed revenue environment, high fuel prices and the Company’s restructuring activities, the Company has recorded a number of special charges. For the years ended December 31, 2004, 2003 and 2002, the Company recorded the following to Special charges (in millions):

	Year Ended December 31,
	2004	2003	2002
Aircraft charges	$1	$321	$658
Employee charges	31	92	57
Facility exit costs	(21)	62	3
Other	—	(68)	—

Total special charges	$11	$407	$718

		Amount
Year	Description of Charge	(millions)
Aircraft charges

2004	Adjusted prior accruals for lease return and other costs	$(20)

	Permanently retired seven McDonnell Douglas MD80 aircraft	21

		$1

2003	Accelerated the planned retirement of Airbus A300 aircraft and permanently retired Boeing 767-200 aircraft and four Boeing 767-200 ER aircraft. Aircraft and related Airbus A300 rotables were written down to fair value. *	$264

	Retired Boeing 757 leased aircraft and accrued future lease commitments and lease return costs	77

	Adjusted prior accruals for lease return and other costs	(20)

		$321

2. Special charges and U.S. government grant (Continued)

		Amount
Year	Description of Charge	(millions)
Aircraft charges (Continued)

2002	Accelerated the planned retirement of Fokker 100, Saab 340 and ATR 42 aircraft. Aircraft and related rotables and excess inventory were written down to fair value. *	$370

	Retired nine leased Boeing 767-300 aircraft and accelerated the retirement of four leased Fokker 100 aircraft. Accrued future lease commitments and lease return costs. Excess Boeing 767-300 inventory and related rotables were written down to fair value.	189

	Accrued contract cancellation costs and other costs related to discontinued aircraft modifications	99

		$658

Employee charges

2004	Adjusted prior accruals for severance costs related to the 2003 Management Reductions and Labor Agreements** due to fewer furloughs than anticipated resulting from the Company’s operational requirements and the volume of pilot retirements	$(11)

	Accrued primarily severance costs for approximately 3,200 job reductions across all work groups except flight attendants (by June 2005)	42

		$31

2003	Reduced approximately 9,300 jobs across all work groups in conjunction with the Management Reductions and the Labor Agreements** and the reduction of the St. Louis hub. Accrued primarily severance costs.	$76

	Recognized curtailment loss as discussed in Note 10	46

	Accrued severance charges related to the 2002 workforce reduction discussed below	25

	Other	4

	Reduced vacation accrual to reflect new lower pay scales and maximum vacation caps and wrote off a note receivable from one of the Company’s three major unions in conjunction with the Labor Agreements and the Management Reductions**	(59)

		$92

2002	Reduced approximately 7,000 jobs by March 2003 across all work groups to realign workforce with planned capacity reductions, fleet simplification, and hub restructurings. Accrued severance and benefits related to voluntary programs in accordance with collective bargaining agreements with pilot and flight attendant work groups.	$57

2. Special charges and U.S. government grant (Continued)

		Amount
Year	Description of Charge	(millions)
Facility exit costs

2004	Adjusted prior accruals for future lease commitments upon completion of a space reevaluation primarily done in connection with the occupation of some of the space by another carrier	$(21)

2003	Accrued the fair value of future lease commitments and wrote-off certain prepaid rental amounts and leasehold improvements related to certain excess airport space	$45

	Reduced the size of the St. Louis hub and accrued the fair value of certain future lease commitments	12

	Other	5

		$62

*	In determining the asset impairment charges described above, management estimated the undiscounted future cash flows using models used by the Company in making fleet and scheduling decisions. In determining the fair value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft and engines. The Company also considered internal valuation models in determining the fair value of these aircraft, and with respect to the Fokker 100 aircraft, incorporated the fact that with this grounding, no major airline operates this fleet type.

**	In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three major unions (the Labor Agreements) to achieve these savings and also implemented various reductions in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions).

Other

In 2003, American sold 33 Fokker 100 aircraft (with a minimal net book value), issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, entered into short-term leases on these aircraft and issued shares of AMR common stock as discussed in Note 9. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was retired. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company’s filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company’s interest rate swap agreements related to the debt that has been retired, the Company recognized a gain of approximately $68 million in 2003. If the certain events described above do not occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

2. Special charges and U.S. government grant (Continued)

Summary

The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

	Aircraft	Facility	Employee
	Charges	Exit Costs	Charges	Other	Total
Remaining accrual at January 1, 2002	$58	$20	$—	$—	$78
Special charges	658	3	57	—	718
Non-cash charges	(460)	(3)	—	—	(463)
Payments	(47)	(3)	(13)	—	(63)

Remaining accrual at December 31, 2002	209	17	44	—	270
Special charges	341	62	92	(68)	427
Adjustments	(20)	—	—	—	(20)
Non-cash charges	(264)	(17)	23	68	(190)
Payments	(69)	(6)	(133)	—	(208)

Remaining accrual at December 31, 2003	197	56	26	—	279
Special charges	21	—	42	—	63
Adjustments	(20)	(21)	(11)	—	(52)
Non-cash charges	(21)	—	—	—	(21)
Payments	(48)	(9)	(21)	—	(78)

Remaining accrual at December 31, 2004	$129	$26	$36	$—	$191

Cash outlays related to the accruals, as of December 31, 2004, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2005, respectively.

U.S. government grant

In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, 2003 (the Appropriations Act), which included provisions authorizing payment of $2.3 billion to reimburse air carriers for increased security costs in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration (the Security Fee Reimbursement). The Company’s Security Fee Reimbursement was $358 million (net of payments to independent regional affiliates) and is included in U.S. government grant in the accompanying consolidated statements of operations.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act). The Company received a total of $866 million from the U.S. government under the airline compensation provisions of the Stabilization Act. For the year ended December 31, 2002, the Company recognized approximately $10 million as a result of the Stabilization Act, which is included in U.S. government grant on the accompanying consolidated statements of operations.

2.	Special charges and U.S. government grant (Continued)

Other

In addition, the Stabilization Act provides for compensation to individual claimants who were physically injured or killed as a result of the Terrorist Attacks. Furthermore, the Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not exceed the liability coverage maintained by the air carrier. Based upon estimates provided by the Company’s insurance providers, the Company recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act. In 2004, this liability was adjusted to $1.9 billion based on revised estimates from the insurance carriers, due primarily to the expiration of certain statutes of limitations. The Company has also recorded a liability of approximately $500 million related to flight 587, which crashed on November 12, 2001. The Company has recorded a receivable for all of these amounts, which the Company expects to recover from its insurance carriers as claims are resolved. These insurance receivables and liabilities are classified as Other assets and Other liabilities and deferred credits on the accompanying consolidated balance sheets, and are based on reserves established by the Company’s insurance carriers. These estimates may be revised as additional information becomes available concerning the expected claims. One of the Company’s insurance carriers has entered liquidation. The carrier provides approximately five percent of the Company’s coverage related to the Terrorist Attacks and flight 587, as well as other covered items. This results in approximately $80 million in receivables, net of reserves, from the insurance carrier as of December 31, 2004. The Company expects to recover the net receivable via the liquidation process or other means available.

3.	Investments

Short-term investments consisted of (in millions):

	December 31,
	2004	2003
Overnight investments and time deposits	$222	$718
Corporate and bank notes	2,214	1,245
U. S. government agency notes	212	496
U. S. government agency mortgages	115	17
Asset backed securities	24	—
Other	22	10

	$2,809	$2,486

Short-term investments at December 31, 2004, by contractual maturity included (in millions):

Due in one year or less	$1,128
Due between one year and three years	1,566
Due after three years	115

$2,809

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses, net of deferred taxes, are reflected as a component of Accumulated other comprehensive loss.

3.	Investments (Continued)

During 2003, the Company sold its interests in Worldspan, a computer reservations company, and Hotwire, a discount travel website. The Company received $180 million in cash and a $39 million promissory note for its interest in Worldspan. It received $84 million in cash, $80 million of which was recognized as a gain, for its interest in Hotwire. In addition, during 2003, the Company sold a portion of its interest in Orbitz, a travel planning website, in connection with an Orbitz initial public offering and a secondary offering, resulting in total proceeds of $65 million, and a gain of $70 million. Excluded from this gain are certain contingent payments that will be recorded when and if received. The gains on the sale of the Company’s interests in Hotwire and Orbitz are included in Miscellaneous-net in the accompanying consolidated statement of operations.

In 2004, the Company sold its remaining interest in Orbitz resulting in total proceeds of $185 million and a gain of $146 million, which is included in Miscellaneous-net in the accompanying consolidated statement of operations.

4.	Commitments, Contingencies and Guarantees

As of December 31, 2004, the Company had commitments to acquire: 20 Embraer regional jets in 2005; two Boeing 777-200ERs in 2006; and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $345 million in 2005, $101 million in 2006 and an aggregate of approximately $3.0 billion in 2011 through 2016. The Company has pre-arranged financing or backstop financing for all of its aircraft deliveries in 2005 and 2006.

American has granted Boeing a security interest in American’s purchase deposits with Boeing. These purchase deposits totaled $277 million as of December 31, 2004 and 2003.

The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $462 million as of December 31, 2004. The Company expects to make payments related to these projects as follows: $234 million in 2005, $153 million in 2006, $68 million in 2007 and $7 million in 2008. In addition, the Company has an information technology support related contract that requires minimum annual payments of $152 million through 2013.

American has capacity purchase agreements with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the American Connection carriers) to provide Embraer EMB-140/145 regional jet services to certain markets under the brand “American Connection”. Under these arrangements, the Company pays the American Connection carriers a fee per block hour to operate the aircraft. The block hour fees are designed to cover the American Connection carriers’ fully allocated costs plus a margin. Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the American Connection regional jets. Minimum payments under the contracts are $96 million in 2005, $70 million in 2006, $71 million in 2007, $72 million in 2008 and $20 million in 2009. However, based on expected utilization, the Company expects to make payments of $174 million in 2005, $177 million in 2006, $179 million in 2007, $181 million in 2008, $184 million in 2009 and $721 million in 2010 and beyond. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company is not able to estimate the potential amount of any liability resulting from the indemnities. These indemnities are discussed in the following paragraphs.

4.	Commitments, Contingencies and Guarantees (Continued)

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

AMR and American have event risk covenants in approximately $1.9 billion of indebtedness and operating leases as of December 31, 2004. These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time. No designated event, as defined, has occurred as of December 31, 2004.

The Company is subject to environmental issues at various airport and non-airport locations for which it has accrued $62 million and $72 million, which are included in Accrued liabilities on the accompanying consolidated balance sheets, at December 31, 2004 and 2003, respectively. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company’s consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company’s current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

5.	Leases

AMR’s subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, were (in millions):

	Capital	Operating
Year Ending December 31,	Leases	Leases
2005	$258	$1,092
2006	259	1,022
2007	189	996
2008	226	938
2009	174	840
2010 and subsequent	950	7,534

	2,056	$12,422	(1)

Less amount representing interest	821

Present value of net minimum lease payments	$1,235

(1)	As of December 31, 2004, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.3 billion relating to rent expense being recorded in advance of future operating lease payments.

At December 31, 2004, the Company had 231 jet aircraft and 27 turboprop aircraft under operating leases and 94 jet aircraft and seven turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor’s cost of the aircraft or a predetermined fixed amount.

In 2003, the Company reached concessionary agreements with certain lessors. Certain of the agreements provide that the Company’s obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company’s filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $72 million in additional operating lease payments and $59 million in additional payments related to capital leases as of December 31, 2004. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

Special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities (and purchase equipment) that are leased by American and accounted for as operating leases. Approximately $1.7 billion of these bonds (with total future payments of approximately $4.6 billion as of December 31, 2004) are guaranteed by American, AMR, or both. Approximately $532 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $104 million in 2005, $28 million in 2006, $100 million in 2007, $188 million in 2008 and $112 million in 2014. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. The special facility revenue bonds that contain mandatory tender provisions are included in the table above at their ultimate maturity date rather than their mandatory tender provision date. Approximately $112 million of special facility revenue bonds with mandatory tender provisions were successfully remarketed in 2004.

5.	Leases (Continued)

Rent expense, excluding landing fees, was $1.3 billion, $1.4 billion and $1.6 billion in 2004, 2003 and 2002, respectively.

American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 87 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2004, future lease payments required under these leases totaled $2.9 billion.

6.	Indebtedness

Long-term debt consisted of (in millions):

	December 31,
	2004	2003
Secured variable and fixed rate indebtedness due through 2021 (effective rates from 2.03% - 9.16% at December 31, 2004)	$6,340	$6,041
Enhanced equipment trust certificates due through 2011 (rates from 2.14% - 9.09% at December 31, 2004)	3,707	3,747
6.0% - 8.5% special facility revenue bonds due through 2036	946	947
Credit facility agreement due through 2010 (temporary average rate of 9.15% at December 31, 2004)	850	—
4.25% - 4.50% senior convertible notes due 2023 – 2024	619	300
9.0% - 10.20% debentures due through 2021	330	330
7.88% - 10.55% notes due through 2039	303	303
Credit facility agreement due in 2005	—	834
Other	—	2

	13,095	12,504

Less current maturities	659	603

Long-term debt, less current maturities	$12,436	$11,901

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2005 — $659 million; 2006 — $1.3 billion; 2007 — $1.2 billion; 2008 — $621 million; 2009 — $1.7 billion.

On December 17, 2004, American refinanced its $834 million bank credit facility, which was scheduled to mature in December 2005. The total amount of the new credit facility is $850 million. The new credit facility consists of a $600 million senior secured revolving credit facility and a $250 million term loan facility (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). Advances under either facility can be designated, at American’s election, as LIBOR rate advances or base rate advances. Interest accrues at the LIBOR rate or base rate, as applicable, plus, in either case, the applicable margin. The applicable margin with respect to the Revolving Facility can range from 3.25 percent to 5.25 percent per annum, in the case of LIBOR advances, and from 2.25 percent to 4.25 percent per annum, in the case of base rate advances, depending upon the senior secured debt rating of the Credit Facility. As of December 31, 2004, the Credit Facility was fully drawn and had a temporary average interest rate of 9.15 percent as required by the debt agreement. The interest rate was reset on January 14, 2005, resulting in a new average interest rate of 7.75 percent. The interest rate will be reset at least every six months based on the current LIBOR rate election.

The Revolving Facility matures on June 17, 2009. Commitments under the Revolving Facility will be reduced on a quarterly basis over a period of 4.5 years, with $15 million (or 2.5 percent) of the commitments being reduced in each of the first twelve quarters and the remainder due at maturity. Principal amounts repaid under the Revolving Facility may be re-borrowed, up to the then-available aggregate amount of the commitments.

6.	Indebtedness (Continued)

The Term Loan Facility matures on December 17, 2010. The Term Loan Facility will amortize on a quarterly basis over a period of six years, with less than $1 million (or 0.25 percent) of the principal payable quarterly in each of the first 20 quarters and the remainder due at maturity. Principal amounts repaid under the Term Loan Facility may not be re-borrowed.

The Credit Facility is secured by the same aircraft collateral as were pledged to secure the prior bank credit facility, as well as an additional 72 aircraft (consisting of McDonnell Douglas MD-80, Boeing 757-200 and Boeing 767-300 model aircraft). The Credit Facility includes a covenant that requires periodic appraisal of the aircraft at current market value and requires American to pledge more aircraft or cash collateral if the loan amount is more than 50 percent of the appraised value (after giving effect to sublimits for specified categories of aircraft). In addition, the Credit Facility is secured by all of American’s existing route authorities between the United States and Tokyo, Japan, together with certain slots, gates and facilities that support the operation of such routes. American’s obligations under the Credit Facility are guaranteed by AMR, and AMR’s guaranty is secured by a pledge of all the outstanding shares of common stock of American.

The Credit Facility contains a covenant requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.5 billion for each quarterly period through September 30, 2005 and $1.25 billion for each quarterly period thereafter. In addition, the Credit Facility contains a covenant requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals) of at least the amount specified below for each period of four consecutive quarters ending on the dates set forth below:

Four Quarter Period Ending	Cash Flow Coverage Ratio
December 31, 2004	0.90:1.00
March 31, 2005	0.85:1.00
June 30, 2005	0.85:1.00
September 30, 2005	0.90:1.00
December 31, 2005	1.10:1.00
March 31, 2006	1.20:1.00
June 30, 2006	1.25:1.00
September 30, 2006	1.30:1.00
December 31, 2006	1.30:1.00
March 31, 2007	1.35:1.00
June 30, 2007	1.40:1.00
September 30, 2007	1.40:1.00
December 31, 2007	1.40:1.00
March 31, 2008 (and each fiscal quarter thereafter)	1.50:1.00

The Credit Facility also contains customary events of default, including cross defaults to other obligations and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facility may be accelerated and become due and payable immediately.

American and AMR were in compliance with these covenants as of December 31, 2004.

During the year ended December 31, 2004, AMR Eagle borrowed approximately $646 million (net of discount), under various debt agreements related to the purchase of regional jet aircraft, including certain seller financed agreements. These debt agreements are secured by the related aircraft and have effective interest rates, which are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2021. As of December 31, 2004, the effective interest rate on these agreements ranged up to 5.35 percent. These debt agreements are guaranteed by AMR.

In addition, in February 2004, American issued $180 million of Fixed Rate Secured Notes due 2009, which bear interest at 7.25 percent. As of December 31, 2004, these notes were secured by certain spare parts and cash collateral.

6.	Indebtedness (Continued)

In 2004 the Company issued $324 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes) and in 2003 the Company issued $300 million principal amount of its 4.25 percent senior convertible notes due 2023 (the 4.25 Notes). Each note is convertible into AMR common stock at a conversion rate of 45.3515 shares for the 4.50 Notes and 57.61 shares for the 4.25 Notes, per $1,000 principal amount of notes (which represents an equivalent conversion price of $22.05 per share for the 4.50 Notes and $17.36 per share for the 4.25 Notes), subject to adjustment in certain circumstances. The notes are convertible under certain circumstances, including if (i) the closing sale price of the Company’s common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of the Company’s common stock falls below a certain level for a specified period of time, (iii) the Company calls the notes for redemption, or (iv) certain corporate transactions occur. Holders of the notes may require the Company to repurchase all or any portion of the 4.50 Notes on February 15, 2009, 2014 and 2019 and 4.25 Notes on September 23, 2008, 2013 and 2018 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. The Company may pay the purchase price in cash, common stock or a combination of cash and common stock. After February 15, 2009 and September 23, 2008, the Company may redeem all or any portion of the 4.50 Notes and 4.25 Notes, respectively, for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date. These notes are guaranteed by American. If the holders of the 4.50 Notes or the 4.25 Notes require the Company to repurchase all or any portion of the notes on the repurchase dates, it is the Company’s present intention to satisfy the requirement in cash.

In 2003, American transferred its two headquarters buildings located in Fort Worth, Texas to AA Real Estate Holding L.P., a wholly owned consolidated subsidiary of American. This entity leased the buildings back to American pursuant to a triple-net lease, and used the buildings and the lease as security for a loan consisting of four notes, in the amount of $98 million (net of discount of $2 million), which is reflected as debt in the accompanying consolidated balance sheet of the Company. Each note corresponds to a separate class of AA/Ft. Worth HQ Finance Trust Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates, Series 2003 (the Certificates) issued by the AA/Ft. Worth HQ Finance Trust, which is not a subsidiary of American, in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Certificates and corresponding notes have an average effective interest rate of 7.2 percent and a final maturity in 2010.

In 2002, the Regional Airports Improvement Corporation and the New York City Industrial Development Agency issued facilities sublease revenue bonds at the Los Angeles International Airport and John F. Kennedy International Airport, respectively, to provide reimbursement to American for certain facility construction and other related costs. The Company has recorded the total amount of the issuances of $759 million (net of $38 million discount) as long-term debt on the accompanying consolidated balance sheet as of December 31, 2002. These obligations bear interest at fixed rates, with an average effective rate of 8.5 percent, and mature over various periods of time, with a final maturity in 2028.

Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $14.0 billion as of December 31, 2004.

As of December 31, 2004, AMR has issued guarantees covering approximately $928 million of American’s tax-exempt bond debt and American has issued guarantees covering approximately $1.3 billion of AMR’s unsecured debt. In addition, as of December 31, 2004, AMR and American have issued guarantees covering approximately $466 million of AMR Eagle’s secured debt, and AMR has issued guarantees covering an additional $2.6 billion of AMR Eagle’s secured debt.

Cash payments for interest, net of capitalized interest, were $729 million, $661 million and $564 million for 2004, 2003 and 2002, respectively.

7.	Financial Instruments and Risk Management

As part of the Company’s risk management program, AMR uses a variety of financial instruments, including fuel option and collar contracts and interest rate swaps. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings. The Company’s outstanding posted collateral as of December 31, 2004 is included in restricted cash and short-term investments and is not material. A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

Fuel Price Risk Management

American enters into jet fuel, heating oil and crude oil hedging contracts to dampen the impact of the volatility in jet fuel prices. These instruments generally have maturities of up to 36 months. The Company accounts for its fuel option contracts as cash flow hedges and records the fair value of its fuel hedging contracts in Other current assets and Accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in the forecasted value of the jet fuel being hedged. If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in the forecasted value of the jet fuel being hedged, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense. Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive loss and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.

The Company monitors the commodities used in its fuel hedging programs to determine that these commodities are expected to be “highly effective” in offsetting changes in its forecasted jet fuel prices. In doing so, the Company uses a regression model to determine the correlation of the percentage change in prices of the commodities used to hedge jet fuel (e.g., WTI Crude oil and NYMEX Heating oil) to the percentage change in prices of jet fuel over a 36 month period. The fuel hedge contracts are deemed to be “highly effective” if this correlation is within 80 percent to 125 percent.

For the years ended December 31, 2004, 2003 and 2002, the Company recognized net gains of approximately $99 million, $149 million and $4 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. The expense related to ineffectiveness included in the net gains recognized in 2004 and 2003 was insignificant. The expense related to ineffectiveness included in the net gain recognized in 2002 was $13 million. The fair value of the Company’s fuel hedging agreements at December 31, 2004 and 2003, representing the amount the Company would receive to terminate the agreements, totaled $51 million and $54 million, respectively.

Interest Rate Risk Management

American uses interest rate swap contracts to effectively convert a portion of its fixed-rate capital lease obligations to floating-rate obligations. The Company accounts for its interest rate swap contracts as fair value hedges whereby the fair value of the related interest rate swap agreement is reflected in Other assets with the corresponding liability being recorded as a component of Obligations Under Capital Leases on the accompanying consolidated balance sheets. The Company has no ineffectiveness with regard to its interest rate swap contracts. The fair value of the Company’s interest rate swap agreements related to capital lease obligations, representing the amount the Company would receive if the agreements were terminated at December 31, 2004 and 2003, was approximately $4 million and $9 million, respectively.

7.	Financial Instruments and Risk Management (Continued)

Foreign Exchange Risk Management

The Company has entered into Japanese yen currency exchange agreements to hedge certain yen-based capital lease obligations (effectively converting these obligations into dollar-based obligations). The Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in Other liabilities and deferred credits and Accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements. The fair values of the Company’s yen currency exchange agreements, representing the amount the Company would pay to terminate the agreements, were $23 million and $33 million as of December 31, 2004 and 2003, respectively. The exchange rates on the Japanese yen agreements range from 66.5 to 99.65 yen per U.S. dollar.

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

	December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Secured variable and fixed rate indebtedness	$6,340	$5,333	$6,041	$5,399
Enhanced equipment trust certificates	3,707	3,578	3,747	3,454
6.0% - 8.5% special facility revenue bonds	946	797	947	797
Credit facility agreement	850	852	834	834
4.25% - 4.50 % senior convertible notes	619	451	300	309
9.0% - 10.20% debentures	330	224	330	267
7.88% - 10.55% notes	303	197	303	257
Other	—	—	2	2

	$13,095	$11,432	$12,504	$11,319

8.	Income Taxes

The significant components of the income tax benefit for loss before cumulative effect of accounting change were (in millions):

	Year Ended December 31,
	2004	2003	2002
Current	$—	$(80)	$(863)
Deferred	—	—	(474)

	$—	$(80)	$(1,337)

The income tax provision/(benefit) includes a federal income tax provision/(benefit) of $(4) million, $(76) million and $(1,235) million and state and other income tax provision/(benefit) of $4 million, $(4) million and $(102) million for the years ended December 31, 2004, 2003 and 2002, respectively.

The income tax benefit for loss before cumulative effect of accounting change differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Statutory income tax benefit	$(266)	$(458)	$(1,351)
State income tax expense/(benefit), net of federal tax effect	(14)	(31)	(103)
IRS audit settlement	—	(80)	—
Meal expense	9	11	16
Expiration of foreign tax credits	—	9	39
Deferred tax assets not benefited	255	465	50
Other, net	16	4	12

Income tax benefit	$—	$(80)	$(1,337)

The change in valuation allowance in 2004 and 2003 related primarily to net operating loss carryforwards. The change in valuation allowance in 2002 related to the Company’s uncertainty regarding the realization of the foreign tax credit carryforwards and state net operating losses

Additionally, as of December 31, 2004 and 2003, the recording of other comprehensive income items, primarily the minimum pension liability, resulted in a decrease to the deferred tax asset and the related valuation allowance. As of December 31, 2002, the recording of other comprehensive income items, primarily the minimum pension liability, resulted in a net deferred tax asset. As a result, a valuation allowance was recorded as a component of Accumulated other comprehensive income. The total increase in the valuation allowance was $170 million, $293 million, and $363 million in 2004, 2003, and 2002, respectively.

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

8.	Income Taxes (Continued)

The components of AMR’s deferred tax assets and liabilities were (in millions):

	December 31,
	2004	2003
Deferred tax assets:
Postretirement benefits other than pensions	$1,082	$1,067
Rent expense	696	851
Alternative minimum tax credit carryforwards	423	427
Operating loss carryforwards	2,065	1,228
Pensions	536	525
Frequent flyer obligation	267	467
Gains from lease transactions	197	212
Other	598	693

Total deferred tax assets	5,864	5,470
Valuation allowance	(833)	(663)

Net deferred tax assets	5,031	4,807

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,620)	(4,441)
Other	(411)	(366)

Total deferred tax liabilities	(5,031)	(4,807)

Net deferred tax liability	$—	$—

At December 31, 2004, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $423 million, which is available for an indefinite period, and federal net operating losses of approximately $5.4 billion for regular tax purposes, which will expire, if unused, beginning in 2022. The Company had available for state income tax purposes net operating losses of $3.8 billion, which expire, if unused, in years 2005 through 2024. The amount that will expire in 2005 is $28 million.

Cash payments for income taxes were $3 million for 2004. Cash refunds for income taxes were $575 million and $646 million for 2003 and 2002, respectively. The amounts received in 2003 and 2002 relate primarily to net operating loss carryback claims, including a carryback claim filed as a result of a provision in Congress’ economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs.

9.	Stock Awards and Options

In March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and certain vendors, lessors, lenders and suppliers in connection with negotiations concerning concessions. The maximum number of shares authorized for issuance was approximately 46.9 million shares. From the foregoing authorization, the Company issued approximately 2.5 million shares to Vendors from treasury stock in 2003, resulting in a re-allocation from Treasury stock to Additional paid-in capital of $142 million. Also in 2003, the Company established the 2003 Employee Stock Incentive Plan (the 2003 Plan) to provide equity awards to employees (from the above shares authorized for issuance) in connection with the Labor Agreements and Management Reductions discussed in Note 2. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

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

Options granted under the 1988 and 1998 Long Term Incentive Plans (collectively, the LTIP Plans) and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from two to five years following the date of grant and expire no later than ten years from the date of grant. As of December 31, 2004, approximately 7.4 million shares were available for future grant under the LTIP Plans and the 2003 Plan.

In May 1997, in conjunction with a labor agreement reached between American and members of the Allied Pilots Association (APA), the Company established the Pilots Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the APA the option to purchase 11.5 million shares of AMR stock at $41.69 per share (after giving effect to the 1998 stock-split), $5 less than the average fair market value of the stock on the date of grant. These shares were exercisable immediately. In conjunction with the Sabre spin-off (March 2000), the exercise price was adjusted to $17.59 per share.

Stock option activity under the LTIP Plans, the Pilot Plan and the 2003 Plan was:

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at January 1	68,883,709	$13.08	30,842,767	$23.66	29,327,611	$23.49
Granted	1,679,625	9.16	40,751,272	5.39	2,495,500	25.86
Exercised	(1,173,541)	6.05	(112,432)	13.28	(197,393)	23.63
Canceled	(1,504,080)	13.45	(2,597,898)	17.92	(782,951)	24.90

Outstanding at December 31	67,885,713	$13.09	68,883,709	$13.08	30,842,767	$23.66

Exercisable at December 31	37,049,571	$17.13	22,912,273	$22.36	20,557,681	$21.31

The following table summarizes information about the stock options outstanding at December 31, 2004:

		Weighted	Weighted		Weighted
Range of	Number of	Average	Average	Number of	Average
Exercise	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ 1–$ 5	35,507,293	8.30	$5.00	11,819,198	$5.00
$ 5–$20	15,512,858	4.05	15.43	11,806,585	17.13
$20–$30	10,525,292	5.29	24.68	8,373,263	24.61
Over $30	6,340,270	5.46	33.44	5,050,525	33.12

	67,885,713	6.60	$13.09	37,049,571	$17.13

9.	Stock Awards and Options (Continued)

The weighted-average grant date fair value per share (calculated using a Black-Scholes option pricing model) of all stock option awards granted during 2004, 2003 and 2002 was $4.23, $2.32 and $11.42, respectively.

Shares of deferred stock were awarded at no cost to officers and key employees under the LTIP Plans’ Career Equity Program and will be issued upon the individual’s retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

	Year Ended December 31,
	2004	2003	2002
Outstanding at January 1	2,463,061	3,596,508	4,785,712
Issued	(213,092)	(858,262)	(1,091,149)
Canceled	(49,305)	(275,185)	(98,055)

Outstanding at December 31	2,200,664	2,463,061	3,596,508

A performance share plan was implemented in 1993 under the terms of which shares of deferred stock are awarded at no cost to officers and key employees under the LTIP Plans and, beginning in 2003, under the 2003 Plan. The fair value of the performance shares granted is equal to the market price of the Company’s stock at the date of grant. The shares vest over a three-year performance period based upon certain specified financial measures of the Company. Performance share activity was:

	Year Ended December 31,
	2004	2003	2002
Outstanding at January 1	1,570,498	1,230,104	2,486,802
Granted	550	512,885	507,350
Issued	(153,549)	—	(178,596)
Awards settled in cash	(540,749)	—	(495,897)
Canceled	(46,616)	(172,491)	(1,089,555)

Outstanding at December 31	830,134	1,570,498	1,230,104

The weighted-average grant date fair value per share of performance share awards granted during 2004, 2003 and 2002 was $16.36, $10.50 and $25.98, respectively.

In 2004, 2003 and 2002, the total charge for stock compensation expense included in wages, salaries and benefits expense, primarily related to the Company’s performance share plan, was $21 million, $20 million and $9 million, respectively. No compensation expense was recognized for stock option grants under the LTIP Plans or the 2003 Plan, since the exercise price was equal to the fair market value of the underlying stock on the date of grant.

10.	Retirement Benefits

All employees of the Company may participate in pension plans if they meet the plans’ eligibility requirements. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. The Company uses a December 31 measurement date for all of its defined benefit plans. American’s pilots also participate in a defined contribution plan for which Company contributions are determined as a percentage of participant compensation.

Effective January 1, 2001, American established a defined contribution plan for non-contract employees in which the Company will match the employees’ before-tax contribution on a dollar-for-dollar basis, up to 5.5 percent of their pensionable pay. During 2000, American provided a one-time election for current non-contract employees to remain in the defined benefit plan or discontinue accruing future credited service in the defined benefit plan as of January 1, 2001 and begin participation in the defined contribution plan. Effective January 1, 2002, all new non-contract employees of the Company become members of the defined contribution plan.

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

Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. The Company funds benefits as incurred and makes contributions to match employee prefunding.

In the second quarter of 2003, as a result of the Labor Agreements and Management Reductions discussed in Note 2, the Company remeasured its defined benefit pension plans. The significant actuarial assumptions used for the remeasurement were the same as those used as of December 31, 2002, except for the discount rate and salary scale, which were lowered to 6.50 percent, and 2.78 percent through 2008 and 3.78 percent thereafter, respectively. In addition, assumptions with respect to interest rates used to discount lump sum benefit payments available under certain plans were updated. As a result of workforce reductions related to the Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million in 2003 related to its defined benefit pension plans, which is included in Special charges in the accompanying consolidated statements of operations. Net periodic benefit cost for defined benefit pension plans in 2003 includes eight months of expense calculated based upon the revised measurement.

10.	Retirement Benefits (Continued)

The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations and fair value of assets for the years ended December 31, 2004 and 2003, and a statement of funded status as of December 31, 2004 and 2003 (in millions):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Reconciliation of benefit obligation
Obligation at January 1	$8,894	$8,757	$3,263	$3,299
Service cost	358	370	75	85
Interest cost	567	569	202	218
Actuarial (gain) loss	647	(96)	(81)	(138)
Plan amendments	27	(90)	—	(58)
Benefit payments	(471)	(554)	(156)	(143)
Curtailments	—	(60)	—	—
Settlements	—	(2)	—	—

Obligation at December 31	$10,022	$8,894	$3,303	$3,263

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$6,230	$5,323	$120	$100
Actual return on plan assets	1,109	1,268	18	25
Employer contributions	467	195	169	138
Benefit payments	(471)	(554)	(156)	(143)
Settlements	—	(2)	—	—

Fair value of plan assets at December 31	$7,335	$6,230	$151	$120

Funded status
Accumulated benefit obligation (ABO)	$9,158	$8,209	$—	$—
Projected benefit obligation (PBO)	10,022	8,894	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	3,303	3,263
Fair value of assets	7,335	6,230	151	120

Funded status at December 31	(2,687)	(2,664)	(3,152)	(3,143)
Unrecognized loss	1,698	1,649	311	407
Unrecognized prior service cost	186	173	(71)	(81)
Unrecognized transition asset	(2)	(3)	—	—

Net amount recognized	$(805)	$(845)	$(2,912)	$(2,817)

As of December 31, 2004 and 2003, the accumulated benefit obligation exceeded the fair value of plan assets for all of the Company’s defined benefit plans.

At December 31, 2004 and 2003, pension benefit plan assets of $116 million and $52 million, respectively, and other benefits plan assets of approximately $149 million and $118 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

10. Retirement Benefits (Continued)

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Pension Benefits
	2004	2003	2002
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$358	$370	$352
Interest cost	567	569	569
Expected return on assets	(569)	(473)	(501)
Amortization of:
Transition asset	(1)	(1)	(1)
Prior service cost	14	18	21
Unrecognized net loss	58	106	49
Curtailment loss	—	46	—
Settlement loss	—	—	33

Net periodic benefit cost for defined benefit plans	427	635	522

Defined contribution plans	163	181	213

Total	$590	$816	$735

	Other Benefits
	2004	2003	2002
Components of net periodic benefit cost
Service cost	$75	$85	$77
Interest cost	202	218	207
Expected return on assets	(11)	(9)	(9)
Amortization of:
Prior service cost	(10)	(9)	(6)
Unrecognized net loss	8	20	—

Net periodic benefit cost	$264	$305	$269

The following table provides the amounts recognized in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 (in millions):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$5	$3	$—	$—
Accrued benefit liability	(810)	(848)	(2,912)	(2,817)
Additional minimum liability	(1,021)	(1,138)	—	—
Intangible asset	194	182	—	—
Accumulated other comprehensive loss	827	956	—	—

Net amount recognized	$(805)	$(845)	$(2,912)	$(2,817)

10.	Retirement Benefits (Continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.00%	6.25%	6.00%	6.25%
Salary scale (ultimate)	3.78	3.78	—	—

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.25%	6.57%	6.25%	6.57%
Salary scale (ultimate)	3.78	3.78	—	—
Expected return on plan assets	9.00	9.00	9.00	9.00

The Company estimates the long-term rate of return on plan assets will be nine percent, based on the target asset allocation as of December 31, 2004. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets, as of December 31, 2004, was approximately 13.3 percent.

The Company’s pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

	2004	2003
Long duration bonds	38%	35%
U.S. stocks	31	32
International stocks	21	22
Emerging markets stocks and bonds	6	6
Alternative (private) investments	4	5

Total	100%	100%

The Company’s target asset allocation is 40 percent longer duration corporate and U.S. government/agency bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds, and ten percent alternative (private) investments. Each asset class is actively managed and the plans’ assets have produced returns, net of management fees, in excess of the expected rate of return over the last ten years. Stocks and emerging market bonds are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the Company engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. The Company also participates in securities lending programs in order to generate additional income by loaning plan assets to borrowers on a fully collateralized basis.

10.	Retirement Benefits (Continued)

	Pre-65 Individuals		Post-65 Individuals
	2004	2003	2004	2003
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	4.5%	5.0%	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2005	2005	2010	2010

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent	One Percent
	Increase	Decrease
Impact on 2004 service and interest cost	$27	$(25)
Impact on postretirement benefit obligation as of December 31, 2004	$244	$(233)

The Company expects to contribute approximately $310 million to its defined benefit pension plans and $13 million to its postretirement benefit plan in 2005. In addition to making contributions to its postretirement benefit plan, the Company funds the majority of the benefit payments under this plan. The Company’s estimate of its defined benefit pension plan contributions reflects the provisions of the Pension Funding Equity Act of 2004. The effect of the Pension Funding Equity Act was to defer a portion of the minimum required contributions that would have been due for the 2004 and 2005 plan years.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Other
2005	$460	$193
2006	488	187
2007	557	195
2008	591	201
2009	690	208
2010 – 2014	3,498	1,119

11.	Goodwill and Other Intangible Assets

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

The Company had route acquisition costs (including international slots) of $829 million as of December 31, 2004 and 2003. The Company’s impairment analysis for route acquisition costs did not result in an impairment charge in 2004 or 2003.

The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2004
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$220	$297
Gate lease rights	186	89	97

Total	$703	$309	$394

	2003
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$199	$318
Gate lease rights	191	85	106

Total	$708	$284	$424

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Company recorded amortization expense related to these intangible assets of approximately $29 million for the year ended December 31, 2004 and $28 million for each of the years ended December 31, 2003 and 2002. The Company expects to record annual amortization expense of approximately $28 million in each of the next five years related to these intangible assets.

12.	Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows (in millions):

			Unrealized
		Unrealized	Gain/(Loss)
	Minimum	Gain/(Loss)	on Derivative	Income
	Pension	on	Financial	Tax
	Liability	Investments	Instruments	Benefit	Total
Balance at December 31, 2001	$(171)	$10	$(75)	$90	$(146)
Current year net change	(1,122)	(6)	—	—	(1,128)
Reclassification of derivative financial instruments into earnings	—	—	5	—	5
Change in fair value of derivative financial instruments	—	—	138	—	138
Income tax benefit	—	—	—	55	55

Balance at December 31, 2002	(1,293)	4	68	145	(1,076)
Current year net change	337	(3)	—	—	334
Reclassification of derivative financial instruments into earnings	—	—	(146)	—	(146)
Change in fair value of derivative financial instruments	—	—	103	—	103

Balance at December 31, 2003	(956)	1	25	145	(785)
Current year net change	129	(4)	—	—	125
Reclassification of derivative financial instruments into earnings	—	—	(89)	—	(89)
Change in fair value of derivative financial instruments	—	—	85	—	85

Balance at December 31, 2004	$(827)	$(3)	$21	$145	$(664)

As of December 31, 2004, the Company estimates during the next twelve months it will reclassify from Accumulated other comprehensive loss into net earnings (loss) approximately $13 million in net gains related to its cash flow hedges.

13.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Numerator for loss per share – loss before cumulative effect of accounting change	$(761)	$(1,228)	$(2,523)

Denominator:
Denominator for basic and diluted loss per share – weighted-average shares	161	158	156

Basic and diluted loss per share before cumulative effect of accounting change	$(4.74)	$(7.76)	$(16.22)

For the years ended December 31, 2004, 2003 and 2002, approximately 52 million, 31 million and four million potential dilutive shares, respectively, were not added to the denominator because inclusion of such shares would be antidilutive.

In October 2004, the Financial Accounting Standards Board ratified the consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” (EITF 04-08). EITF 04-08 is effective for periods ending after December 15, 2004 and requires shares issuable upon conversion of the 4.50 Notes and 4.25 Notes to be included in the calculation of fully diluted earnings per share unless the inclusion of such shares would be antidilutive.

14. Segment Reporting

The Company’s operations of American and AMR Eagle are treated as an integrated route network and the route scheduling system maximizes the operating results of the Company. The Company’s chief operating decision maker makes resource allocation decisions to maximize the Company’s consolidated financial results. Based on the way the Company treats the network and the manner in which resource allocation decisions are made, the Company has only one operating segment for financial reporting purposes consisting of the operations of American and AMR Eagle.

American is the largest scheduled passenger airline in the world. At the end of 2004, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns two regional airlines, which do business as “American Eagle” - American Eagle Airlines, Inc. and Executive Airlines, Inc. The American Eagle carriers provide connecting service from eight of American’s high-traffic cities to smaller markets throughout the United States, Canada, and the Caribbean.

14.	Segment Reporting (Continued)

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

The Company’s operating revenues by geographic region are summarized below (in millions):

	Year Ended December 31,
	2004	2003	2002
Domestic	$12,192	$12,687	$12,556
Latin America	3,115	2,477	2,530
Europe	2,678	1,980	1,921
Pacific	660	296	413

Total consolidated revenues	$18,645	$17,440	$17,420

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which is mobile across geographic markets and, therefore, has not been allocated.

15.	Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2004 and 2003 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Operating revenues	$4,512	$4,830	$4,762	$4,541
Operating income (loss)	42	196	(27)	(355)
Net earnings (loss)	(166)	6	(214)	(387)
Earnings (loss) per share:
Basic	(1.03)	0.04	(1.33)	(2.40)
Diluted	(1.03)	0.03	(1.33)	(2.40)

2003
Operating revenues	$4,120	$4,324	$4,605	$4,391
Operating income (loss)	(869)	87	165	(227)
Net earnings (loss)	(1,043)	(75)	1	(111)
Earnings (loss) per share:
Basic and diluted	(6.68)	(0.47)	—	(0.70)

15. Quarterly Financial Data (Unaudited) (Continued)

The following table summarizes the Special charges and U.S. government grant reimbursement recorded by the Company by quarter (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Aircraft charges	$—	$(20)	$—	$21
Employee charges	—	(11)	—	42
Facility exit costs	—	—	(18)	(3)

Total Special charges	$—	$(31)	$(18)	$60

2003
Aircraft charges	$—	$(20)	$39	$302
Employee charges	25	47	4	16
Facility exit costs	—	49	1	12
Other	—	—	(68)	—

Total Special charges	$25	$76	$(24)	$330

U.S. government grant	$—	$(358)	$—	$—

See Note 2 for a further discussion of Special charges and U.S. government grant.

In addition to the above items, in the fourth quarter of 2004, the Company recognized a $146 million gain on the sale of the Company’s remaining interest in Orbitz.

In addition, in the fourth quarter of 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995. As a result of this agreement, the Company recorded an $80 million tax benefit to reduce previously accrued income tax liabilities and an $84 million reduction in interest expense to reduce previously accrued interest related to the accrued income tax liabilities.

Also in the fourth quarter of 2003, the Company recognized an $80 million gain on the sale of the Company’s investment in Hotwire and a $70 million gain related to an Orbitz initial public offering and a related secondary offering.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. During the quarter ending on December 31, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer

/s/ James A. Beer
James A. Beer
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
AMR Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AMR Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AMR Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMR Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our report dated February 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 22, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2005. Information concerning the executive officers is included in Part I of this report on page 17 and information concerning the Company’s code of ethics in included in Part I of this report on page 11.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in the
	and rights		and rights	first column)
Equity compensation plans approved by security holders	19,878,941		$25.62	7,018,866	**

Equity compensation plans not approved by security holders	48,006,772	*	$7.90	3,527,436	***

Total	67,885,713		$13.09	10,546,302

*	Represents 9,948,144 options granted under the Pilot Stock Option Plan and 38,058,628 options granted under the 2003 Employee Stock Incentive Plan (the ESIP). The Pilot Stock Option Plan and the ESIP were implemented in accordance with the rules of the New York Stock Exchange.

**	Includes 4,324,933 shares available for future grant under the 1998 Long Term Incentive Plan, as amended, and shares granted but not vested and issued under the following programs: 380,232 shares of deferred stock available for issue under the Performance Share Program, 2,200,664 shares of deferred stock available for issue under the Career Equity Program and 113,037 shares available for issue under the 1994 Stock Incentive Plan for Directors.

***	Includes 3,077,534 shares available for future grant under the ESIP and 449,902 shares granted but not vested and issued under the Performance Share Program.

See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	42

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	43

Consolidated Balance Sheets at December 31, 2004 and 2003	44-45

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	46

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002	47

Notes to Consolidated Financial Statements	48-77

(2)	The following financial statement schedule and Independent Auditors’ Report are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	92

Schedule II Valuation and Qualifying Accounts and Reserves	93

Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of AMR’s long-term debt agreements does not exceed 10 percent of AMR’s assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

Exhibit

3.1	Restated Certificate of Incorporation of AMR, incorporated by reference to AMR’s Registration Statement on Form S-4, file number 33-55191.

3.2	Bylaws of AMR Corporation, amended as of April 24, 2003, incorporated by reference to Exhibit 3.2 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

3.3	Amendments to the AMR Corporation Certificate of Incorporation, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.1	Compensation and Benefit Agreement relative to the retirement of Robert L. Crandall, between AMR and Robert L. Crandall, dated September 18, 1998, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.2	Description of informal arrangement relating to deferral of payment of directors’ fees, incorporated by reference to Exhibit 10(c)(11) to American’s Registration Statement No. 2-76709.

10.3	AMR Corporation 2004 Directors Unit Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.4	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.5	Deferred Compensation Agreement, dated as of November 16, 2002 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.27 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.6	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.7	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and John W. Bachmann.

10.8	Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.9	Deferred Compensation Agreement, dated as of January 11, 2000, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15(a) to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.10	Changes to the Deferred Compensation Agreement, dated as of June 2, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.14 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.11	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.12	Deferred Compensation Agreement, dated as of November 14, 2002 between AMR and Edward A. Brennan incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.13	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.11 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.14	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Edward A. Brennan.

10.15	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and David L. Boren, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.16	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.13 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.17	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and David L. Boren.

10.18	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.19	Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.20	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.21	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.22	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.23	Deferred Compensation Agreement, dated as of December 13, 2002 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.24	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.25	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Armando M. Codina.

10.26	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.27	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.28	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Earl G. Graves.

10.29	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.30	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.31	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Ann M. Korologos.

10.32	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.33	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.34	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Michael A. Miles.

10.35	Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.36	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.37	Deferred Compensation Agreement, dated as of November 15, 2002 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.38	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.39	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Philip J. Purcell.

10.40	Deferred Compensation Agreement, dated as of January 14, 2002 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.41	Deferred Compensation Agreement, dated as of November 22, 2002 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.42	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.43	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.44	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Joe M. Rodgers.

10.45	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.46	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.47	Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.48	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.49	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.50	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.51	Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.52	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.53	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Judith Rodin.

10.54	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.55	Deferred Compensation Agreement, dated as of November 18, 2002 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.56	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.45 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.57	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Roger T. Staubach.

10.58	American Airlines, Inc. 2004 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.59	American Airlines, Inc. 2004 Annual Incentive Plan, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.60	American Airlines, Inc. 2005 Annual Incentive Plan, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated February 4, 2005.

10.61	AMR Corporation 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.46 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.62	AMR Corporation 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.31 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.63	Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.64	Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended.

10.65	Current form of Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.66	Current form of Stock Option Agreement under the 2003 Employee Stock Incentive Plan.

10.67	Current form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.68	Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.69	Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.70	Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.71	Current form of Deferred Stock Award Agreement, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.72	Current form of Deferred Stock Award Agreement under the AMR 1998 Long-Term Incentive Plan, as amended.

10.73	Current form of Deferred Unit Award Agreement.

10.74	AMR Corporation 2001 – 2003 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.52 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.75	AMR Corporation 2001 – 2003 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Program, as amended, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.76	AMR Corporation 2002 — 2004 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.10 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.77	AMR Corporation 2002 — 2004 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.78	AMR Corporation 2003 – 2005 Performance Unit Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.79	AMR Corporation 2003 – 2005 Performance Unit Agreement, incorporated by reference to Exhibit 10.60 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.80	AMR Corporation 2004 – 2006 Performance Unit Plan for Officers and Key Employees, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2004.

10.81	AMR Corporation 2004 – 2006 Performance Unit Agreement.

10.82	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.83	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Peter M. Bowler, dated May 21, 1998, incorporated by reference to Exhibit 10.63 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.84	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Daniel P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.85	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Monte E. Ford, dated November 15, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.86	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Henry C. Joyner, dated January 19, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.87	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Charles D. MarLett, dated May 21, 1998, incorporated by reference to Exhibit 10.70 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.88	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William K. Ris, Jr., dated October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.89	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Ralph L. Richardi dated September 26, 2002, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.90	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gary F. Kennedy dated February 3, 2003, incorporated by reference to Exhibit 10.55 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.91	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Robert W. Reding dated May 20, 2003, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.92	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and James A. Beer dated January 5, 2004, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.93	Employment agreement between AMR, American Airlines and William K. Ris, Jr. dated November 11, 1999, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.94	Employment agreement between AMR, American Airlines and Robert W. Reding dated May 21, 2003.

10.95	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Jeffrey J. Brundage dated April 1, 2004, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.96	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended on October 15, 2002, incorporated by reference to Exhibit 10.60 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.97	Trust Agreement under Supplemental Retirement Program for Officers of American Airlines, Inc., dated October 14, 2002, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.98	Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.99	Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

10.100	Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.101	Aircraft Purchase Agreement by and between AMR Eagle, Inc. and Embraer-Empresa Brasileira de Aeronautica S.A., dated December 22, 1997, incorporated by reference to Exhibit 10.50 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.102	Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Embraer-Empresa Brasileira de Aeronautica S.A., dated September 30, 1998, incorporated by reference to Exhibit 10.76 to AMR’s report on Form 10-K for the year ended December 31, 1998. Confidential treatment was granted as to a portion of this document.

10.103	Credit Agreement dated as of December 17, 2004, among American Airlines, Inc., AMR Corporation, the Lenders from time to time party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as Syndication Agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book-Running Managers.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

21	Significant subsidiaries of the registrant as of December 31, 2004.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

(b) Reports on Form 8-K:

     Form 8-Ks filed under Item 1.01 – Entry into a Material Definitive Agreement

     On November 22, 2004, AMR filed a report on Form 8-K to announce an agreement with The Boeing Company to defer the date of delivery of certain Boeing model 737-823 and 777-223 aircraft.

     Form 8-Ks filed under Item 1.01 – Entry into a Material Definitive Agreement, Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of the Registrant and Item 9.01 Financial Statements and Exhibits

     On December 20, 2004, AMR filed a report on Form 8-K to announce that American had successfully completed the refinancing of its $834 million revolving bank credit facility.

     Form 8-Ks furnished under Item 2.02 – Results of Operations and Financial Condition

     On October 20, 2004, AMR filed a report on Form 8-K to provide a press release issued on October 20, 2004 to report the Company’s third quarter 2004 earnings.

     Form 8-Ks filed under Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

     On November 17, 2004, AMR filed a report on Form 8-K to provide a press release issued on November 17, 2004 to report the election of Matthew K. Rose to the Board of Directors of AMR Corporation.

     Form 8-Ks furnished under Item 7.01 — Regulation FD Disclosure

     On October 7, 2004, AMR furnished a report on Form 8-K to announce AMR’s intent to host a conference call on October 20, 2004 with the financial community relating to its third quarter 2004 earnings.

     On November 1, 2004, AMR filed a report on Form 8-K to announce AMR’s intent to host an analyst meeting on November 3, 2004.

     On November 8, 2004, AMR filed a report on Form 8-K to announce that James Beer, Senior Vice President of Finance and CFO of AMR Corporation, would be speaking at 19th annual Smith Barney Citigroup Transportation Conference on November 9, 2004.

     Form 8-Ks filed under Item 8.01 – Other Events

     On October 6, 2004, AMR filed a report on Form 8-K to provide a press release issued to report September traffic for American Airlines, Inc.

     On November 3, 2004, AMR filed a report on Form 8-K to provide a press release issued to report October traffic for American Airlines, Inc.

     On December 3, 2004, AMR filed a report on Form 8-K to provide a press release issued to report November traffic for American Airlines, Inc.

     On December 28, 2004, AMR filed a report on Form 8-K to provide actual fuel cost, unit cost and capacity and traffic information for October and November as well as certain forecasts of unit cost, revenue performance and fuel prices, capacity estimates, liquidity expectations and other matters for December, the fourth quarter and the full year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Gerard J. Arpey

Gerard J. Arpey
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Beer

James A. Beer
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John W. Bachmann	/s/ Michael A. Miles

John W. Bachmann, Director	Michael A. Miles, Director

/s/ David L. Boren	/s/ Philip J. Purcell

David L. Boren, Director	Philip J. Purcell, Director

/s/ Edward A. Brennan	/s/ Joe M. Rodgers

Edward A. Brennan, Director	Joe M. Rodgers, Director

/s/ Armando M. Codina	/s/ Judith Rodin

Armando M. Codina, Director	Judith Rodin, Director

/s/ Earl G. Graves	/s/ Matthew K. Rose

Earl G. Graves, Director	Matthew K. Rose, Director

/s/ Ann McLaughlin Korologos	/s/ Roger T. Staubach

Ann McLaughlin Korologos, Director	Roger T. Staubach, Director

Date: February 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMR Corporation

We have audited the consolidated financial statements of AMR Corporation as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and have issued our report thereon dated February 22, 2005. Our audits also included Schedule II – Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
February 22, 2005

AMR CORPORATION
Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

		Changes
		charged to			Sales,
	Balance	statement			retire-	Balance
	at	of		Write-offs	ments	at
	beginning	operations		(net of	and	end of
	of year	accounts	Payments	recoveries)	transfers	year

Year ended December 31, 2004
Allowance for obsolescence of inventories	$428	$38	$—	$—	$(87)	$379

Allowance for uncollectible accounts	62	9	—	(12)	—	59

Reserves for environmental remediation costs	72	(2)	(8)	—	—	62

Allowance for insurance receivable	22	—	—	—	—	22

Year ended December 31, 2003
Allowance for obsolescence of inventories	450	71	—	—	(93)	428

Allowance for uncollectible accounts	66	14	—	(18)	—	62

Reserves for environmental remediation costs	92	(12)	(8)	—	—	72

Allowance for insurance receivable	12	10	—	—	—	22

Year ended December 31, 2002
Allowance for obsolescence of inventories	383	71	—	—	(4)	450

Allowance for uncollectible accounts	52	27	—	(13)	—	66

Reserves for environmental remediation costs	84	25	(17)	—	—	92

Allowance for insurance receivable	—	12	—	—	—	12