Form 10-Q
period 2005-06-30
AMR CORP
filed 2005-07-26
CIK 6201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005.


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


Common Stock, $1 par value - 163,701,281 shares as of July 15, 2005.



                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2005 and 2004

  Condensed Consolidated Balance Sheets -- June 30, 2005 and December
  31, 2004

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2005 and 2004

  Notes to Condensed Consolidated Financial Statements -- June  30, 2005

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


SIGNATURE











                      PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                   2005      2004      2005        2004
Revenues
 Passenger - American Airlines   $ 4,264  $ 3,895      $ 8,106      7,573
           - Regional Affiliates     561      505        1,012        925
 Cargo                               157      155          308        303
 Other revenues                      327      275          633        541
   Total operating revenues        5,309    4,830       10,059      9,342

Expenses
  Wages, salaries and benefits     1,671    1,703        3,315      3,343
  Aircraft fuel                    1,350      917        2,448      1,725
  Other rentals and landing fees     319      301          619        606
  Depreciation and amortization      286      320          576        646
  Commissions, booking fees
   and credit card expense           286      287          557        575
  Maintenance, materials and
   repairs                           257      245          492        476
  Aircraft rentals                   147      153          295        306
  Food service                       127      139          252        276
  Other operating expenses           637      600        1,253      1,182
  Special charges                      -      (31)           -        (31)
    Total operating expenses       5,080    4,634        9,807      9,104

Operating Income                     229      196          252        238


Other Income (Expense)
  Interest income                     29       14           64         28
  Interest expense                  (223)    (217)        (457)      (429)
  Interest capitalized                24       20           47         38
  Miscellaneous - net                 (1)      (7)         (10)       (35)
                                    (171)    (190)        (356)      (398)

Income (Loss) Before Income Taxes     58        6         (104)      (160)
Income tax                             -        -            -          -
Net Earnings (Loss)               $   58    $   6       $ (104)    $ (160)


Earnings (Loss) Per Share
Basic                             $ 0.35    $ 0.04      $(0.64)    $(1.00)

Diluted                           $ 0.30    $ 0.03      $(0.64)    $(1.00)



The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                               June 30,      December 31,
                                                 2005           2004
Assets
Current Assets
  Cash                                        $    166        $   120
  Short-term investments                         3,233          2,809
  Restricted cash and short-term investments       492            478
  Receivables, net                               1,052            836
  Inventories, net                                 488            488
  Other current assets                             358            240
    Total current assets                         5,789          4,971

Equipment and Property
  Flight equipment, net                         15,266         15,292
  Other equipment and property, net              2,471          2,426
  Purchase deposits for flight equipment           285            319
                                                18,022         18,037

Equipment and Property Under Capital Leases
  Flight equipment, net                            988          1,016
  Other equipment and property, net                 86             84
                                                 1,074          1,100

Route acquisition costs and airport operating
and gate lease rights, net                       1,209          1,223
Other assets                                     3,400          3,442
                                              $ 29,494        $28,773

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                            $  1,202        $ 1,003
  Accrued liabilities                            1,900          2,026
  Air traffic liability                          4,007          3,183
  Current maturities of long-term debt             738            659
  Current obligations under capital leases         172            147
    Total current liabilities                    8,019          7,018

Long-term debt, less current maturities         12,357         12,436
Obligations under capital leases, less
 current obligations                               965          1,088
Pension and postretirement benefits              4,754          4,743
Other liabilities, deferred gains
 and deferred credits                            4,014          4,069


Stockholders' Equity (Deficit)
  Preferred stock                                    -              -
  Common stock                                     182            182
  Additional paid-in capital                     2,380          2,521
  Treasury stock                                (1,154)        (1,308)
  Accumulated other comprehensive loss            (607)          (664)
  Accumulated deficit                           (1,416)        (1,312)
                                                  (615)          (581)
                                              $ 29,494        $28,773

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Six Months Ended June 30,
                                                    2005          2004

Net Cash Provided by Operating Activities           $1,064        $ 733

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                      (484)        (514)
  Net increase in short-term investments              (424)        (682)
  Net (increase) decrease in restricted cash
   and short-term investments                          (14)          38
  Proceeds from sale of equipment and property          18           40
  Other                                                  -          (10)
   Net cash used by investing activities              (904)      (1,128)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                  (413)        (370)
  Proceeds from:
    Issuance of long-term debt                         287          836
    Exercise of stock options                           12            5
   Net cash (used) provided by financing activities   (114)         471

Net increase in cash                                    46           76
Cash at beginning of period                            120          120

Cash at end of period                               $  166        $ 196



Activities Not Affecting Cash

Capital lease obligations incurred                 $   10         $  10
Flight equipment acquired through seller financing $    -         $  18












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

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        2005      2004     2005      2004
  Net earnings (loss), as reported    $   58    $    6    $(104)    $(160)
  Add: Stock-based employee
     compensation expense included in
     reported net earnings (loss)         11         6       18        17
  Deduct: Total stock-based employee
     compensation expense determined
     under fair value based methods
     for all awards                     (27)      (22)      (48)      (49)
  Pro forma net earnings (loss)      $   42     $ (10)    $(134)    $(192)

  Earnings (loss) per share:
  Basic - as reported                $  0.35   $ 0.04    $(0.64)   $(1.00)
  Diluted - as reported              $  0.30   $ 0.03    $(0.64)   $(1.00)
  Basic - pro forma                  $  0.26   $(0.06)   $(0.83)   $(1.20)
  Diluted  - pro forma               $  0.23   $(0.06)   $(0.83)   $(1.20)

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective January 1, 2006 for AMR. Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards for which service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

3.As  of June 30, 2005, the Company had commitments to acquire:
  two Embraer regional jets in July 2005; two Boeing 777-200ERs in 2006; and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $35 million during the remainder of 2005, $101 million in 2006 and an aggregate of approximately $2.8 billion in 2011 through 2016. The Company has pre-arranged financing or backstop financing for all aircraft deliveries in 2005 and 2006.

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases will revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs); (ii) an event of loss with respect to the related aircraft; (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code; or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $113 million in additional operating lease payments and $119 million in additional payments related to capital leases as of June 30, 2005. These amounts will decrease by approximately $3 million prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

4.Accumulated depreciation of owned equipment and property at June 30,
  2005 and December 31, 2004 was $10.0 billion and $9.6 billion, respectively. Accumulated amortization of equipment and property under capital leases at both June 30, 2005 and December 31, 2004 was $1.0 billion.

  Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $27 million and $54 million, respectively, for the three and six months ended June 30, 2005. Also, year over year net earnings for the second quarter 2005 increased $0.13 per diluted share and the net loss for the six months ended June 30, 2005 decreased $0.33 per share.

5.As discussed in Note 8 to the consolidated financial statements in the 2004 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $6 million during the six months ended June 30, 2005 to $839 million as of June 30, 2005. As a result of historical and current losses, the Company did not provide for a net tax benefit associated with its loss in the six month period ended June 30, 2005.

6.During the six-month period ended June 30, 2005, AMR Eagle borrowed approximately $287 million (net of discount), under various debt agreements, related to the purchase of regional jet aircraft. These debt agreements are secured by the related aircraft, have an effective interest rate of 5.0 percent, are guaranteed by AMR and mature over various periods of time through 2021.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  As of June 30, 2005, AMR has issued guarantees covering approximately $928 million of American's tax-exempt bond debt and American's fully drawn $819 million credit facility. American has issued guarantees covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of June 30, 2005, AMR and American have issued guarantees covering approximately $447 million of AMR Eagle's secured debt and AMR has issued guarantees covering an additional $2.9 billion of AMR Eagle's secured debt.

7.The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 (in millions):

                                               Pension Benefits
                                     Three Months Ended  Six Months Ended
                                          June 30,            June 30,
                                      2005      2004      2005       2004

  Components of net periodic benefit cost

   Service cost                     $   93     $   90     $ 185     $  179
   Interest cost                       153        141       305        283
   Expected return on assets          (164)      (142)     (329)      (284)
   Amortization of:
     Prior service cost                  4          3         8          7
     Unrecognized net loss              13         15        26         29

   Net periodic benefit cost        $   99     $  107     $ 195     $  214


                                        Other Postretirement Benefits
                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                       2005      2004     2005       2004

  Components of net periodic benefit cost

   Service cost                       $  19     $  19     $ 37      $ 38
   Interest cost                         49        50       99       101
   Expected return on assets             (4)       (3)      (7)       (6)
   Amortization of:
     Prior service cost                  (3)       (2)      (5)       (5)
     Unrecognized net loss                1         2        1         4

   Net periodic benefit cost         $   62     $  66     $125      $132

  The Company expects to contribute approximately $310 million to its defined benefit pension plans in 2005. This estimate reflects the provisions of the Pension Funding Equity Act of 2004, which deferred (to 2006 and later years) a portion of the minimum required contributions that would have been due for the 2004 and 2005 plan years. Of the $310 million the Company expects to contribute this year, the Company contributed $213 million during the six months ended June 30, 2005.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.As  a  result  of  the events of September 11, 2001,  the  depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of special charges during the last few years. The following table summarizes the changes since December 31, 2004 in the accruals for these charges (in millions):

                          Aircraft    Facility    Employee
                          Charges    Exit Costs   Charges    Total
    Remaining accrual at
     December 31, 2004    $ 129         $  26      $  36     $ 191
    Payments                (10)           (3)       (31)      (44)
    Remaining accrual at
     June 30, 2005        $ 119         $  23      $   5     $ 147

  Cash outlays related to these accruals, as of June 30, 2005, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2005, respectively.

9.The   Company  includes  changes  in  the  fair  value  of   certain
  derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive income
  (loss). For the three months ended June 30, 2005 and 2004, comprehensive income was $70 million and $6 million, respectively, and for the six months ended June 30, 2005 and 2004, comprehensive loss was $(47) million and $(177) million, respectively. The difference between net earnings (loss) and comprehensive income
  (loss) for the three and six months ended June 30, 2005 and 2004 is due primarily to the accounting for the Company's derivative financial instruments.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                          2005      2004      2005      2004
 Numerator:
  Net  earnings (loss) - numerator
   for basic earnings (loss) per share    $ 58      $  6      $(104)    $(160)
  Interest on senior convertible notes       6         -          -         -

  Net  earnings (loss) adjusted  for
   interest  on convertible  debt  -
   numerator  for  diluted  earnings
   (loss) per share                       $ 64      $  6      $(104)    $(160)

 Denominator:
  Denominator  for  basic   earnings
   (loss)   per  share  -  weighted-
   average shares                          163       160        162       160
  Effect of dilutive securities:
  Senior convertible notes                  32         -          -         -
  Employee options and shares               40        42          -         -
  Assumed treasury shares purchased        (19)      (19)         -         -
  Dilutive potential common shares          53        23          -         -

  Denominator  for diluted  earnings
   (loss)   per  share  -   adjusted
   weighted-average shares                216        183        162       160

  Basic earnings (loss) per share       $0.35      $0.04     $(0.64)   $(1.00)

  Diluted earnings (loss) per share     $0.30      $0.03     $(0.64)   $(1.00)

Approximately 28 million shares related to employee stock options were not added to the denominator for the three months ended June 30, 2005 because the options' exercise prices were greater than the average market price of the common shares. Approximately 61 million shares issuable upon conversion of the Company's convertible notes, employee stock options and deferred stock were not added to the denominator for the three months ended June 30, 2004. The inclusion of such shares would be antidilutive.

For the six months ended June 30, 2005 and 2004, approximately 29 million shares related to employee stock options were not added to the denominator because the options' exercise prices were greater than the average market price of the common shares. Additionally, approximately 51 million and 57 million shares issuable upon conversion of the Company's convertible notes, employee stock options and deferred stock were not added to the denominator because inclusion of such shares would be antidilutive.


                                  -8-
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the
Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: changes in economic, business and financial conditions; the Company's substantial indebtedness; continued high fuel prices and the availability of fuel; further increases in the price of fuel; the impact of events in Iraq; conflicts in the Middle East or elsewhere; the highly competitive business environment faced by the Company, characterized by increasing pricing transparency and competition from low cost carriers and financially distressed carriers; historically low fare levels and fare simplification initiatives (both of which could result in a further deterioration of the revenue environment); the ability of the Company to reduce its costs further without adversely affecting operational performance and service levels; uncertainties with respect to the Company's international operations; changes in the Company's business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of a disease (such as SARS) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; the inability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; the availability and terms of future financing; the ability of the Company to reach acceptable agreements with third parties; and increased insurance costs and potential reductions of available insurance coverage. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the 2004 Form 10-K.

Overview

The Company recorded net earnings of $58 million during the second quarter of 2005 compared to $6 million in the same period last year. The Company's second quarter 2005 results were impacted by the continuing increase in fuel prices, offset by an improvement in unit revenues (passenger revenue per available seat mile) and a $27 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types described in Note 4 to the Condensed Consolidated Financial Statements.

Fuel  price  increases resulted in a year-over-year increase  of  52.8 cents per gallon for the second quarter. This price increase negatively impacted fuel expense by $434 million during the quarter based on fuel consumption of 823 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.

Mainline passenger unit revenues increased 7.0 percent for the second quarter due to a 3.8 point load factor increase and a 1.9 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2004. Although load factor performance continues to show significant year-over-year improvement, passenger yield remains depressed by historical standards. The Company believes this depressed passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code; significant increases in overall capacity during 2004 and continuing into 2005 that exceeded economic growth; and, more recently, fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

The Company continues to work - under the basic tenets of the Turnaround Plan - with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. During the second quarter, the Company's numerous network, product and other initiatives implemented during the past several years continued to benefit its financial results. In addition, its employees showed a remarkable ability to efficiently and courteously handle the record load factors during the quarter. The Company will continue to work with its labor unions and employees as its business partners on the need for continuous improvement under the Turnaround Plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations) due in 2005 and thereafter, as described more fully under Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Form 10-K. The Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. Nonetheless, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's and American's reduced credit ratings, high fuel prices, the historically weak fare environment and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding would have a material negative impact on the ability of the Company to sustain its operations over the long-term.

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

Credit Facility Covenants

American has a credit facility (the Credit Facility) consisting of a fully drawn $570 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a fully drawn $248.5 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.5 billion for each quarterly period through September 30, 2005 and $1.25 billion for each quarterly period thereafter. American was in compliance with the Liquidity Covenant as of June 30, 2005 and expects to be able to continue to comply with this covenant. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 0.85 to 1.00 for the four quarter period ending June 30, 2005 and will increase gradually to 1.50 to 1.00 for the four quarter period ending March 31, 2008 and for each four quarter period ending on each fiscal quarter thereafter. AMR was in compliance with the EBITDAR covenant as of June 30, 2005 and expects to be able to continue to comply with this covenant in the near term.

Given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will be able to continue to comply with the Liquidity
Covenant and in particular the EBITDAR Covenant, and there are no assurances that AMR and American will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations.

Pension Funding Obligation

The Company expects to contribute approximately $310 million to its defined benefit pension plans in 2005. This estimate reflects the provisions of the Pension Funding Equity Act of 2004. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and the impact of proposed legislation (discussed further below), the Company is not able to reasonably estimate its future required contributions beyond 2005. However, based on the current regulatory environment and market conditions, the Company expects that its 2006 minimum required contributions will exceed its 2005 expected contributions. Of the $310 million the Company expects to contribute to its defined benefit pension plans in 2005, the Company contributed $213 million during the first six months of 2005.

Various defined benefit pension reform proposals are currently under consideration by the Government, which could have a significant - - positive or negative - - impact on the Company's future required pension contributions. The likely outcome of these proposals is currently unclear.

Cash Flow Activity

At June 30, 2005, the Company had $3.4 billion in unrestricted cash and short-term investments, an increase of $470 million from December 31, 2004. Net cash provided by operating activities in the six-month period ended June 30, 2005 was $1.1 billion, an increase of $331 million over the same period in 2004. The increase was primarily the result of an increase in the Air traffic liability due to a modest improvement in the revenue environment, offset to a certain degree by the $213 million pension contribution. Capital expenditures for the first six months of 2005 were $484 million and included the acquisition of 18 Embraer 145 aircraft and the cost of improvements at New York's John F. Kennedy airport.

During the six-month period ended June 30, 2005, AMR Eagle borrowed approximately $287 million (net of discount), under various debt agreements, related to the purchase of regional jet aircraft. These debt agreements are secured by the related aircraft, have an effective interest rate of 5.0 percent, are guaranteed by AMR and mature over various periods of time through 2021.

On July 1, 2005, American completed the re-marketing of $198 million of DFW-FIC Series 2000A Unsecured Revenue Refunding Bonds in three subseries which mature May 1, 2029. Certain municipalities originally issued these special facility revenue bonds primarily to improve airport facilities that are leased by American and accounted for as operating leases. They were acquired by American in 2003 under a mandatory tender provision; thus, American received the proceeds from the remarketing in July and recorded the obligation in Other liabilities, deferred gains and deferred credits.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2005 and 2004

Revenues

The Company's revenues increased approximately $479 million, or 9.9 percent, to $5.3 billion in the second quarter of 2005 from the same period last year. American's passenger revenues increased by 9.5 percent, or $369 million, on a capacity (available seat mile) (ASM) increase of 2.3 percent. American's passenger load factor increased
3.8 points to 79.5 percent and passenger revenue yield per passenger mile increased by 1.9 percent to 11.91 cents. This resulted in an increase in American's passenger revenue per available seat mile
(RASM) of 7.0 percent to 9.47 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                         Three Months Ended June 30, 2005
                         RASM       Y-O-Y       ASMs      Y-O-Y
                       (cents)      Change   (billions)  Change

   Domestic              9.48       8.0%        29.4      (1.6)%
   International         9.47       5.1         15.6      10.7
      Latin America      8.95       4.7          7.4       9.4
      Europe            10.39       8.3          6.4       7.6
      Pacific            8.36      (4.9)         1.8      30.5

Regional affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $56 million, or 11.1 percent, to $561 million as a result of increased capacity and load factors. Regional affiliates' traffic increased 24.8 percent to 2.3 billion revenue passenger miles
(RPMs), while capacity increased 20.5 percent to 3.2 billion ASMs, resulting in a 2.5 point increase in the passenger load factor to 72.2 percent.

Cargo revenues increased 1.3 percent, or $2 million, due to a 3.3 percent increase in cargo revenue yield per ton miles somewhat offset by a 1.6 percent decrease in cargo ton miles.

Operating Expenses

The Company's total operating expenses increased 9.6 percent, or $446 million, to $5.1 billion in the second quarter of 2005 compared to the second quarter of 2004. American's mainline operating expenses per ASM in the second quarter of 2005 increased 5.6 percent compared to the second quarter of 2004 to 10.03 cents. These increases are due primarily to a 46.9 percent increase in American's price per gallon of fuel in the second quarter of 2005 relative to the second quarter of 2004. The Company's operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel, or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and results of operations. In addition, the Company recorded an adjustment of approximately $31 million in Special charges in the second quarter of 2004 (see explanation below).

   (in millions)                 Three Months
                                    Ended       Change     Percentage
   Operating Expenses          June 30, 2005   from 2004     Change

   Wages, salaries and benefits $  1,671        $ (32)       (1.9)%
   Aircraft fuel                   1,350          433        47.2   (a)
   Other rentals and landing fees    319           18         6.0
   Depreciation and amortization     286          (34)      (10.6)  (b)
   Commissions, booking fees
    and credit card expense          286           (1)       (0.3)
   Maintenance, materials and
    repairs                          257           12         4.9
   Aircraft rentals                  147           (6)       (3.9)
   Food service                      127          (12)       (8.6)
   Other operating expenses          637           37         6.2
   Special charges                     -           31          NM   (c)
     Total operating expenses    $ 5,080       $  446         9.6%

(a)Aircraft fuel expense increased primarily due to a 46.9 percent increase in American's price per gallon of fuel offset by a 1.7 percent decrease in American's fuel consumption.
(b)Depreciation and amortization expense decreased primarily due to a change in the estimate of the depreciable lives of the Company's Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years, which decreased depreciation and amortization expense by approximately $27 million in the three months ended June 30, 2005.
(c)Special charges for 2004 included the reversal of reserves previously established for (i) aircraft return costs of $20 million and (ii) employee severance of $11 million.

Other Income (Expense)

Other income (expense), historically a net expense, decreased $19 million due primarily to an increase in interest income of $15 million which resulted from increases in interest rates and short-term investments.

Income Tax

The Company did not record a net tax provision associated with its second quarter 2005 and 2004 earnings due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the three months ended June 30, 2005 and 2004.

                                             Three Months Ended June 30,
                                                 2005            2004
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)          35,795          33,323
    Available seat miles (millions)             45,018          43,997
    Cargo ton miles (millions)                     558             567
    Passenger load factor                         79.5%           75.7%
    Passenger revenue yield per passenger
     mile (cents)                                11.91           11.69
    Passenger revenue per available seat
     mile (cents)                                 9.47            8.85
    Cargo revenue yield per ton mile (cents)     28.14           27.24
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)   10.03            9.50
    Fuel consumption (gallons, in millions)        749             762
    Fuel price per gallon (cents)                163.4           111.2
    Operating aircraft at period-end               727             748

Regional Affiliates
    Revenue passenger miles (millions)           2,317           1,857
    Available seat miles (millions)              3,211           2,665
    Passenger load factor                         72.2%           69.7%

(*) Excludes $627 million and $517 million of expense incurred related to Regional Affiliates in 2005 and 2004, respectively.

Operating aircraft at June 30, 2005, included:

American Airlines Aircraft             AMR Eagle Aircraft
Airbus A300-600R                34     Bombardier CRJ-700           25
Boeing 737-800                  77     Embraer 135                  39
Boeing 757-200                 143     Embraer 140                  59
Boeing 767-200 Extended Range   16     Embraer 145                 106
Boeing 767-300 Extended Range   58     Super ATR                    41
Boeing 777-200 Extended Range   45     Saab 340B Plus               25
McDonnell Douglas MD-80        354      Total                      295
 Total                         727

The  average  aircraft age for American's and AMR Eagle's aircraft  is
12.7 years and 5.6 years, respectively.

Of the operating aircraft listed above, 18 McDonnell Douglas MD-80s  -
- 11 owned, five operating leased and two capital leased - - were in temporary storage as of June 30, 2005.

Owned and leased aircraft not operated by the Company at June 30, 2005, included:

American Airlines Aircraft            AMR Eagle Aircraft
Boeing 767-200                 2      Embraer 145                10
Boeing 767-200 Extended Range  3      Saab 340B/340B Plus        60
Fokker 100                     4        Total                    70
McDonnell Douglas MD-80        7
 Total                        16

As part of the Company's fleet simplification initiative, American has agreed to sell certain aircraft. As of June 30, 2005, remaining owned aircraft to be delivered under these agreements include two Boeing 767-200 Extended Range and two Boeing 767-200 aircraft.

AMR Eagle has leased its 10 owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

For the Six Months Ended June 30, 2005 and 2004

Revenues

The Company's revenues increased approximately $717 million, or 7.7 percent, to $10.1 billion for the six months ended June 30, 2005 from the same period last year. American's passenger revenues increased by
7.0 percent, or $533 million, on a capacity (ASM) increase of 1.5 percent. American's passenger load factor increased 4.0 points to
77.5 percent while passenger revenue yield per passenger mile remained constant at 11.90 cents. This resulted in an increase in American's passenger RASM of 5.4 percent to 9.22 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                          Six Months Ended June 30, 2005
                         RASM       Y-O-Y       ASMs       Y-O-Y
                       (cents)      Change  (billions)     Change

   Domestic              9.18       6.0%        57.7      (2.9)%
   International         9.31       4.2         30.2      11.0
      Latin America      9.20       2.4         15.4      11.1
      Europe             9.77       8.9         11.5       7.0
      Pacific            8.23      (4.2)         3.3      27.8

Regional affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $87 million, or 9.4 percent, to $1.0 billion as a result of increased capacity and load factors. Regional affiliates' traffic increased 23.7 percent to 4.2 billion RPMs, while capacity increased 19.7 percent to 6.1 billion ASMs, resulting in a 2.3 point increase in the passenger load factor to 68.6 percent.

Cargo revenues increased 1.7 percent, or $5 million, due to a 0.9 percent increase in cargo ton miles in addition to a 0.9 percent increase in cargo revenue yield per ton mile.

Operating Expenses

The Company's total operating expenses increased 7.7 percent, or $703 million, to $9.8 billion for the six months ended June 30, 2005 compared to the same period in 2004. American's mainline operating expenses per ASM in the six months ended June 30, 2005 increased 4.5 percent compared to the same period in 2004 to 9.92 cents. These increases are due primarily to a 41.4 percent increase in American's price per gallon of fuel in the first half of 2005 relative to the same period in 2004, including the impact of a $55 million fuel excise tax refund received in March 2005.

   (in millions)                  Six Months
                                     Ended        Change     Percentage
   Operating Expenses            June 30, 2005   from 2004      Change

   Wages, salaries and benefits    $  3,315       $ (28)       (0.8)%
   Aircraft fuel                      2,448         723        41.9   (a)
   Other rentals and landing fees       619          13         2.1
   Depreciation and amortization        576         (70)      (10.8)  (b)
   Commissions, booking fees and
    credit card expense                 557         (18)       (3.1)
   Maintenance, materials and repairs   492          16         3.4
   Aircraft rentals                     295         (11)       (3.6)
   Food service                         252         (24)       (8.7)
   Other operating expenses           1,253          71         6.0
   Special charges                        -          31          NM   (c)
     Total operating expenses      $  9,807       $ 703         7.7%

  (a)Aircraft fuel expense increased primarily due to a 41.4 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 1.7 percent decrease in American's fuel consumption.
  (b)Depreciation and amortization expense decreased primarily due to a change in the estimate of the depreciable lives of the Company's Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years, which decreased depreciation and amortization expense by approximately $54 million in the six months ended June 30, 2005.
  (c)Special charges for 2004 included the reversal of reserves previously established for (i) aircraft return costs of $20 million and (ii) employee severance of $11 million.

Other Income (Expense)

Other income (expense), historically a net expense, decreased $42 million due primarily to the following: Interest income increased $36 million due primarily to a $14 million interest refund related to the fuel excise tax refund discussed above and increases in interest rates and short-term investments. Interest expense increased $28 million due primarily to increases in variable interest rates. Miscellaneous-net decreased $25 million, due primarily to the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator and relating to a grievance filed by the Allied Pilots Association.

Income Tax

The Company did not record a net tax benefit associated with its losses for the six months ended June 30, 2005 and 2004 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.





                                   -16-
Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the six months ended June 30, 2005 and 2004.

                                                Six Months Ended June 30,
                                                  2005           2004
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)           68,123          63,613
    Available seat miles (millions)              87,872          86,594
    Cargo ton miles (millions)                    1,098           1,088
    Passenger load factor                          77.5%           73.5%
    Passenger revenue yield per
     passenger mile (cents)                       11.90           11.90
    Passenger revenue per available
     seat mile (cents)                             9.22            8.75
    Cargo revenue yield per ton mile (cents)      28.08           27.83
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)     9.92            9.49
    Fuel consumption (gallons, in  millions) (**) 1,478           1,503
    Fuel price per gallon (cents)                 150.2           106.2

Regional Affiliates
    Revenue passenger miles (millions)            4,202           3,396
    Available seat miles (millions)               6,126           5,118
    Passenger load factor                          68.6%           66.3%

(*) Excludes $1.2 billion and $1.0 billion of expense incurred related to Regional Affiliates in 2005 and 2004, respectively.

(**) Includes the benefit of the 3.7 cents per gallon impact of a $55 million fuel excise tax refund in 2005.

Outlook

The Company currently expects third quarter 2005 mainline unit costs to be approximately 10.37 cents and full year 2005 mainline unit costs to be approximately 10.20 cents, including the impact of the $55 million fuel excise tax refund received in March 2005.

Capacity for American's mainline jet operations is expected to increase about 2.7 percent in the third quarter of 2005 compared to the third quarter of 2004 and about 2.4 percent for the full year 2005 compared to 2004.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2005 cost per gallon of fuel. Based on projected 2005 and 2006 fuel usage through June 30, 2006, such an increase would result in an increase to aircraft fuel expense of approximately $514 million in the twelve months ended June 30, 2006, inclusive of the impact of fuel hedge instruments outstanding at June 30, 2005, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2005 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $377 million in the twelve months ended December 31, 2005, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2004. The change in market risk is primarily due to the increase in fuel prices.

As of June 30, 2005, the Company had hedged an insignificant percentage of its estimated 2005, 2006 and 2007 fuel requirements with option contracts.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. During the quarter ending on June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. On February 24, 2005, the court decertified the class. The remaining two plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies, which could have an adverse impact on the Company.

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

On August 19, 2002, a class action lawsuit seeking monetary damages was filed, and on May 7, 2003, an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation "whose base commissions on airline tickets were unilaterally reduced to zero by" the defendants. The case is stayed as to United Airlines, since it filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

Four cases (each being a purported class action) have been filed against American arising from the disclosure of passenger name records by a vendor of American. The cases are: Kimmell v. AMR, et al. (U.
S. District Court, Texas), Baldwin v. AMR, et al. (U. S. District Court, Texas), Rosenberg v. AMR, et al. (U. S. District Court, New
York) and Anapolsky v. AMR, et al. (U.S. District Court, New York). The Kimmell suit was filed in April 2004. The Baldwin and Rosenberg cases were filed in May 2004. The Anapolsky suit was filed in September 2004. The suits allege various causes of action, including but not limited to, violations of the Electronic Communications Privacy Act, negligent misrepresentation, breach of contract and violation of alleged common law rights of privacy. In each case plaintiffs seek statutory damages of $1000 per passenger, plus additional unspecified monetary damages. The Court dismissed the cases but allowed leave to amend, and the Kimmell and Rosenberg cases have been refiled. The Company is vigorously defending these suits and believes the suits are without merit. However, a final adverse court decision awarding a maximum amount of statutory damages would have an adverse impact on the Company.

American is defending three lawsuits, filed as class actions but not certified as such, arising from allegedly improper failure to refund certain governmental taxes and fees collected by the Company upon the sale of nonrefundable tickets when such tickets are not used for travel. The suits are: Coleman v. American Airlines, Inc., No. 101106, filed December 31, 2002, pending (on appeal) before the Supreme Court of Oklahoma. The Coleman Plaintiffs seek actual damages (not specified) and interest. Hayes v. American Airlines, Inc., No. 04-3231, pending in the United States District Court for the Eastern District of New York, filed July 2, 2004. The Hayes Plaintiffs seek unspecified damages, declaratory judgment, costs, attorneys' fees, and interest. Harrington v. Delta Air Lines, Inc., et. al., No. 04-12558, pending in the United States District Court for the District of Massachusetts, filed November 4, 2004. The Harrington plaintiffs seek unspecified actual damages (trebled), declaratory judgment, injunctive relief, costs, and attorneys' fees. The suits assert various causes of action, including breach of contract, conversion, and unjust enrichment. The Company is vigorously defending the suits and believes them to be without merit. However, a final adverse court decision requiring the Company to refund collected taxes and/or fees could have an adverse impact on the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 145,835,117 shares of common stock, or 90.45 percent of shares outstanding, were represented at the annual meeting of stockholders on May 18, 2005 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Elected as directors of the Company, each receiving a minimum of 102,645,549 votes were:

Gerard J. Arpey                    Michael A. Miles
John W. Bachmann                   Philip J. Purcell
David L. Boren                     Joe M. Rodgers
Edward A. Brennan                  Judith Rodin, Ph.D.
Armando M. Codina                  Matthew K. Rose
Earl G. Graves                     Roger T. Staubach
Ann M. Korologos

Stockholders ratified the Audit Committee's decision to retain Ernst & Young LLP as independent auditors for the Company for the 2005 fiscal year. The vote was 144,834,159 in favor, 642,416 against, and 358,541 abstaining.

Stockholders rejected a proposal to limit the terms of future outside directors. The proposal was submitted by Evelyn Y. Davis. The vote was 4,410,390 in favor, 77,076,068 against, 612,872 abstaining and 63,735,787 not voting.

Item 5.  Other Information

The 1999 Stock Appreciation Rights Plan for Directors grants annually to each outside Director 1,185 stock appreciation rights (SARs)(the "SAR Plan"). This SARs grant is a component of an outside Director's compensation. As noted in the Company's 2005 proxy statement (page 13, the "Proxy Statement"), the American Jobs Creation Act has called into doubt the viability of the SAR Plan. The Board has determined to terminate the SAR Plan. In lieu of the annual grant of 1,185 SARs, Directors will receive annually an additional grant of units under the 2004 Directors Unit Incentive Plan (the "DUIP"). The DUIP, as amended, is attached as Exhibit 10.5 to this Form 10-Q. An attachment to the DUIP notes the 2005 awards.

As discussed in the Proxy Statement, the Compensation
Committee of the Board annually conducts a comprehensive review of compensation for the officers and other key employees. At its July meeting the Compensation Committee approved the following compensation initiatives (effective
July 25, 2005):

  -  The form of stock option agreement under the 1998 Long
     Term Incentive Plan, as amended. The form is attached as Exhibit 10.3 to this Form 10-Q. An attachment to this form of stock option agreement notes the stock option grants to the Company's executive officers;
  - The form of deferred unit agreement for 2005. The form is attached as Exhibit 10.2 to this Form 10-Q. An attachment to this form of deferred unit agreement notes the deferred unit grants to the Company's executive officers;
  - The form of performance unit agreement for the 2005/2007 performance period. The form is attached as
     Exhibit 10.1 to this Form 10-Q. An attachment to this form of performance unit agreement notes the performance unit grants to the Company's executive officers; and
  - A Career Performance Shares Award Agreement between the Company and Gerard J. Arpey, its Chairman, President and CEO. This agreement is attached as Exhibit 10.6 to this Form 10-Q.

Item 6.  Exhibits

The following exhibits are included herein:

10.1 Form of 2005 - 2007 Performance Unit Agreement (with awards to executive officers noted)

10.2 Form of 2005 Deferred Unit Award Agreement (with awards to executive officers noted)

10.3 Form of 2005 Stock Option under the 1998 Long Term Incentive Plan, as amended (with awards to executive officers noted)

10.4 Form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan

10.5 2004 Directors Unit Incentive Plan, as amended

10.6 Career Performance Shares, Deferred Stock Award Agreement between AMR Corporation and Gerard J. Arpey dated as of July 25, 2005

10.7 Letter Agreement dated May 5, 2005 between The Boeing Company and American Airlines, Inc. Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2005 and 2004.

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


                               AMR CORPORATION




Date:  July 25, 2005           BY: /s/ James A. Beer
                               James A. Beer
                               Senior Vice President and Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)