Form 10-Q
period 2005-09-30
AMR CORP
filed 2005-10-21
CIK 6201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005.


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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X    No         .


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 165,067,635 shares as of October
14, 2005.








                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2005 and 2004

  Condensed Consolidated Balance Sheets -- September 30, 2005 and December 31, 2004

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2005 and 2004

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 2005

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


SIGNATURE







                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                     2005      2004          2005       2004
Revenues
   Passenger - American Airlines   $4,428    $3,838       $12,534    $11,411
             - Regional Affiliates    570       488         1,582      1,413
   Cargo                              152       149           460        452
   Other revenues                     335       287           968        828
      Total operating revenues      5,485     4,762        15,544     14,104

Expenses
   Wages, salaries and benefits     1,664     1,696         4,979      5,039
   Aircraft fuel                    1,582     1,056         4,030      2,781
   Other rentals and landing fees     337       295           956        901
   Depreciation and amortization      292       317           868        963
   Commissions, booking fees and
      credit card expense             292       288           849        863
   Maintenance, materials and
      repairs                         269       265           761        741
   Aircraft rentals                   148       152           443        458
   Food service                       136       145           388        421
   Other operating expenses           726       593         1,979      1,775
   Special charges (credits)            -       (18)            -        (49)
      Total operating expenses      5,446     4,789        15,253     13,893

Operating Income (Loss)                39       (27)          291        211

Other Income (Expense)
   Interest income                     40        19           104         47
   Interest expense                  (240)     (219)         (697)      (648)
   Interest capitalized                12        22            59         60
   Miscellaneous - net                 (4)       (9)          (14)       (44)
                                     (192)     (187)         (548)      (585)

Loss Before Income Taxes             (153)     (214)         (257)      (374)
Income tax                              -         -             -          -
Net Loss                            $(153)    $(214)        $(257)     $(374)



Basic and Diluted Loss Per Share   $(0.93)   $(1.33)       $(1.58)    $(2.33)


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                               September, 30   December, 31
                                                     2005          2004
Assets
Current Assets
  Cash                                           $    127       $   120
  Short-term investments                            3,285         2,809
  Restricted cash and short-term investments          499           478
  Receivables, net                                  1,111           836
  Inventories, net                                    540           488
  Other current assets                                425           240
    Total current assets                            5,987         4,971

Equipment and Property
  Flight equipment, net                            15,111        15,292
  Other equipment and property, net                 2,464         2,426
  Purchase deposits for flight equipment              278           319
                                                   17,853        18,037

Equipment and Property Under Capital Leases
  Flight equipment, net                               967         1,016
  Other equipment and property, net                    91            84
                                                    1,058         1,100

Route acquisition costs and airport operating
  and gate lease rights, net                        1,202         1,223
Other assets                                        3,336         3,442
                                                 $ 29,436       $28,773

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                               $  1,101       $ 1,003
  Accrued liabilities                               1,957         2,026
  Air traffic liability                             3,851         3,183
  Current maturities of long-term debt                790           659
  Current obligations under capital leases            170           147
    Total current liabilities                       7,869         7,018

Long-term debt, less current maturities            12,292        12,436
Obligations under capital leases, less
  current obligations                                 939         1,088
Pension and postretirement benefits                 4,799         4,743
Other liabilities, deferred gains and
  deferred credits                                  4,266         4,069

Stockholders' Equity (Deficit)
  Preferred stock                                       -             -
  Common stock                                        182           182
  Additional paid-in capital                        2,314         2,521
  Treasury stock                                   (1,081)       (1,308)
  Accumulated other comprehensive loss               (575)         (664)
  Accumulated deficit                              (1,569)       (1,312)
                                                     (729)         (581)
                                                 $ 29,436       $28,773

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                   Nine Months Ended
                                                      September 30,
                                                   2005         2004

Net Cash Provided by Operating Activities        $1,032     $    803

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
    deposits for flight equipment                 (586)         (773)
  Net increase in short-term investments          (476)         (532)
  Net (increase) decrease in restricted cash
    and short-term investments                     (21)           46
  Proceeds from sale of equipment and property      25            59
  Other                                              -           (12)
     Net cash used by investing activities      (1,058)       (1,212)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                             (881)         (575)
  Proceeds from:
    Issuance of long-term debt                     697           975
    Exercise of stock options                       19             6
    DFW Bond Remarketing                           198             -
      Net cash provided by financing activities     33           406

Net increase (decrease) in cash                      7            (3)
Cash at beginning of period                        120           120

Cash at end of period                           $  127      $    117




Activities Not Affecting Cash

Flight equipment acquired through seller
  financing                                     $    -       $    18

Capital lease obligations incurred              $   13       $    10



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

                                  Three Months        Nine Months
                                     Ended               Ended
                                 September 30,       September 30,
                                 2005      2004      2005      2004
  Net loss, as reported         $(153)    $(214)    $(257)    $(374)
  Add (Deduct):  Stock-based
    employee compensation
    expense included in
    reported net loss               8       (7)        26        10
  Deduct:  Total stock-based
    employee compensation
    expense determined under
    fair value based methods
    for all awards                (22)       (9)      (70)      (59)
    Pro forma net loss          $(167)    $(230)    $(301)    $(423)

  Loss per share:
  Basic and diluted-as
    reported                   $(0.93)   $(1.33)   $(1.58)   $(2.33)
  Basic and diluted-pro forma  $(1.02)   $(1.43)   $(1.85)   $(2.64)

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective January 1, 2006 for AMR. Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards for which service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company expects that the impact of adoption on its first quarter 2006 results will be similar to the amounts disclosed in the quarterly pro forma information in this footnote. However, subsequent to the first quarter of 2006, the impact will decrease significantly due to the vesting period ending for the 2003 Employee Stock Incentive Plan.

3.As of September 30, 2005, the Company had commitments to acquire two Boeing 777-200ERs in 2006 and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $102 million in 2006 and an aggregate of approximately $2.8 billion in 2011 through 2016. The Company has pre-arranged financing for all aircraft deliveries in 2006.

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases will revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs); (ii) an event of loss with respect to the related aircraft; (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code; or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $115 million in additional operating lease payments and $106 million in additional payments related to capital leases as of September 30, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable. Conversely, as part of the concessionary agreements, the Company will recognize a gain of $37 million related to a debt restructuring if none of the events described above occur prior to December 31, 2005.

4.Accumulated   depreciation  of  owned  equipment  and   property  at
  September 30, 2005 and December 31, 2004 was $10.2 billion and $9.6 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2005 and December 31, 2004 was $1.0 billion.

  Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $27 million and $81 million, respectively, for the three and nine months ended September 30, 2005. Additionally, the per share net loss for the three and nine months ended September 30, 2005 decreased $0.16 and $0.50 per share, respectively.

5.As discussed in Note 8 to the consolidated financial statements in the 2004 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $127 million during the nine months ended September 30, 2005 to $960 million as of September 30, 2005. As a result of historical and current losses, the Company did not provide for a net tax benefit associated with its loss in the nine month period ended September 30, 2005.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.In July 2005, American completed the re-marketing of $198 million of DFW-FIC Series 2000A Unsecured Revenue Refunding Bonds that mature May 1, 2029. Certain municipalities originally issued these special facility revenue bonds primarily to improve airport facilities that are leased by American and accounted for as operating leases. They were acquired by American in 2003 under a mandatory tender provision. Thus, American received the proceeds from the remarketing in July which results in an increase to Other liabilities, deferred gains and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.

  In September 2005, American sold and leased back 89 spare engines with a book value of $105 million to a variable interest entity
  (VIE). The net proceeds received from third parties were $133 million. American is considered the primary beneficiary of the activities of the VIE as American has substantially all of the residual value risk associated with the transaction. As such,
  American is required to consolidate the VIE in its financial statements. At September 30, 2005, the book value of the engines was included in Flight equipment, net on the condensed consolidated balance sheet. The engines serve as collateral for the VIE's long-term debt of $133 million at September 30, 2005, which has also been included in the condensed consolidated balance sheet. The VIE has no other significant operations.

  Also in September 2005, American purchased certain obligations due October 2006 with a face value of $261 million at par value from an institutional investor. In conjunction with the purchase, American borrowed an additional $245 million under an existing mortgage agreement with a final maturity in December 2012 from the same investor. The interest rate on the mortgage agreement remains substantially unchanged. The additional borrowings required American to grant a security interest in certain spare engines and related collateral. The transaction was accounted for as a modification of the original debt under Emerging Issues Task Force Issue 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments". As a result of this transaction, the Company's 2006 maturities of long-term debt decreased from $1.3 billion to $1.1 billion.

  During the nine month period ended September 30, 2005, AMR Eagle borrowed approximately $319 million (net of discount), under various debt agreements related to the purchase of regional jet aircraft. These debt agreements are secured by the related aircraft, have an effective interest rate of 5.0 percent, are guaranteed by AMR and mature over various periods of time through 2021.

  As of September 30, 2005, AMR had issued guarantees covering approximately $928 million of American's tax-exempt bond debt and American's fully drawn $803 million credit facility. American had issued guarantees covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of September 30, 2005, AMR and American had issued guarantees covering approximately $428 million of AMR Eagle's secured debt and AMR had issued guarantees covering an additional $2.8 billion of AMR Eagle's secured debt.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The  following  tables  provide  the  components   of  net  periodic
  benefit cost for the three and nine months ended September 30, 2005 and 2004 (in millions):

                                         Pension Benefits
                                 Three Months      Nine Months Ended
                                    Ended            September 30,
                                September 30,
                               2005       2004      2005       2004

  Components of net periodic
   benefit cost

   Service cost               $  93     $   89      $  278     $  268
   Interest cost                152        142         457        425
   Expected return on assets   (164)      (143)       (493)      (427)
   Amortization of:
     Prior service cost           4          4          12         11
     Unrecognized net loss       13         15          39         44

   Net periodic benefit cost  $  98     $  107      $  293     $  321


                                   Other Postretirement Benefits
                                 Three Months      Nine Months Ended
                                    Ended            September 30,
                                September 30,
                               2005       2004      2005       2004

  Components of net periodic
   benefit cost

   Service cost               $  19     $   19      $   56     $   57
   Interest cost                 49         51         148        152
   Expected return on assets     (3)        (3)        (10)        (9)
   Amortization of:
     Prior service cost          (2)        (3)         (7)        (8)
     Unrecognized net loss        -          2           1          6

   Net periodic benefit cost  $  63     $   66      $  188     $  198

  The Company contributed $288 million to its defined benefit pension plans during the nine month period ended September 30, 2005, and completed its required 2005 calendar year funding by contributing an additional $22 million on October 14, 2005.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.As a result of the events of September 11, 2001, the depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of special charges during the last few years. The following table summarizes the changes since December 31, 2004 in the accruals for these charges (in millions):

                      Aircraft   Facility    Employee    Total
                      Charges    Exit Costs  Charges
      Remaining
      accrual at
      December 31,
      2004            $  129     $   26      $  36       $191
      Payments           (13)        (5)       (34)       (52)
      Remaining
      accrual at
      September 30,
      2005            $  116     $   21      $   2       $139

  Cash outlays related to these accruals, as of September 30, 2005, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and the end of 2005, respectively.

9.The  Company  includes  changes  in  the   fair   value  of  certain
  derivative financial instruments that qualify for hedge accounting (primarily crude oil derivative contracts), changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended September 30, 2005 and 2004, comprehensive loss was $121 million and $194 million, respectively, and for the nine months ended September 30, 2005 and 2004, comprehensive loss was $168 and $371 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2005 and 2004 is due primarily to the accounting for the Company's derivative financial instruments.

  Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result  of  its  quarterly  effectiveness  assessment,  the  Company determined that all of its derivatives settling during the remainder of 2005 and certain of its derivatives settling in 2006 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on October 1, 2005, all subsequent changes in the fair value of those particular hedge contracts will be recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.The following table sets forth the computations of basic and diluted loss per share (in millions, except per share data):

                                       Three Months         Nine Months
                                           Ended               Ended
                                       September 30,       September 30,
                                      2005      2004      2005      2004
   Numerator:
   Net loss - numerator for basic
     and diluted loss per share      $(153)    $(214)    $(257)    $(374)

   Denominator:
   Denominator for basic and diluted
     loss per share - weighted-
     average shares                    164       161       163       160

   Basic and diluted loss per share  $(0.93)   $(1.33)   $(1.58)   $(2.33)

For the three month and nine month periods ended September 30, 2005 and 2004, approximately 82 million shares issuable upon conversion of the Company's convertible notes or related to employee stock options and deferred stock were not added to the denominator because inclusion of such shares would be antidilutive or because the options' exercise prices were greater than the average market price of the common shares.

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

Overview

The Company incurred a $153 million net loss during the third quarter of 2005 compared to a net loss of $214 million in the same period last year. The Company's third quarter 2005 results were impacted by the continuing increase in fuel prices and certain other costs, offset by an improvement in revenues, a $27 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types described in Note 4 to the condensed consolidated financial statements, and productivity improvements and other cost reductions resulting from progress under the Turnaround Plan. The
Company's third quarter 2005 results were also impacted by an $80 million charge for the termination of a contract and a $22 million credit for the reversal of an insurance reserve.

Fuel price increases resulted in a year-over-year increase of 62.6 cents per gallon for the third quarter. This price increase negatively impacted fuel expense by $525 million during the quarter based on fuel consumption of 839 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.

Mainline passenger unit revenues increased 12.6 percent for the third quarter due to a 3.3 point load factor increase and an 8.0 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2004. Although load factor performance and yield showed significant year-over-year improvement, passenger yield remains depressed by historical standards. The Company believes this depressed passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the internet; greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code; other carriers that are well hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and, more recently, fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Form 10-K. The Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. Nonetheless, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's
Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's and American's reduced credit ratings, high fuel prices, the historically weak fare environment and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding would have a material negative impact on the ability of the Company to sustain its operations over the long-term.

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

Credit Facility Covenants

American has a credit facility (the Credit Facility) consisting of a fully drawn $555 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a fully drawn $248 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.5 billion for each quarterly period through September 30, 2005 and $1.25 billion for each quarterly period thereafter. American was in compliance with the Liquidity Covenant as of September 30, 2005 and expects to be able to continue to comply with this covenant. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 0.90 to 1.00 for the four quarter period ending September 30, 2005 and will increase gradually to 1.50 to 1.00 for the four quarter period ending March 31, 2008 and for each four quarter period ending on each fiscal quarter thereafter. AMR was in compliance with the EBITDAR covenant as of September 30, 2005 and expects to be able to continue to comply with this covenant for the period ending December 31, 2005. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and in particular the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations.

Pension Funding Obligation

The Company contributed $288 million to its defined benefit pension plans during the nine month period ended September 30, 2005, and completed its required 2005 calendar year funding by contributing an additional $22 million on October 14, 2005. Due to uncertainty regarding the impact of proposed legislation, the Company is not yet able to reasonably estimate its future required contributions beyond 2005. Various defined benefit pension reform proposals are currently under consideration by the Government, which could have a significant
- - positive or negative - - impact on the Company's future required pension contributions. The likely outcome of these proposals is currently unclear. Based on the current regulatory environment and market conditions, the Company expects that its 2006 minimum required contributions will exceed its 2005 contributions; however, there are certain scenarios where the Company's 2006 minimum required contribution would be less than the 2005 amount.

Cash Flow Activity

At September 30, 2005, the Company had $3.4 billion in unrestricted cash and short-term investments, an increase of $483 million from December 31, 2004. Net cash provided by operating activities in the nine-month period ended September 30, 2005 was $1.0 billion, an increase of $229 million over the same period in 2004. The increase was primarily the result of an increase in the Air traffic liability due to a modest improvement in the revenue environment. Capital expenditures for the first nine months of 2005 were $586 million and included the acquisition of 20 Embraer 145 aircraft and the cost of improvements at New York's John F. Kennedy airport.

In July 2005, American completed the re-marketing of $198 million of DFW-FIC Series 2000A Unsecured Revenue Refunding Bonds that mature May 1, 2029. Certain municipalities originally issued these special facility revenue bonds primarily to improve airport facilities that are leased by American and accounted for as operating leases. They were acquired by American in 2003 under a mandatory tender provision. Thus, American received the proceeds from the remarketing in July which results in an increase to Other liabilities, deferred gains and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.

In September 2005, American sold and leased back 89 spare engines with a book value of $105 million to a variable interest entity (VIE). The net proceeds received from third parties were $133 million. American is considered the primary beneficiary of the activities of the VIE as American has substantially all of the residual value risk associated with the transaction. As such, American is required to consolidate the VIE in its financial statements. At September 30, 2005, the book value of the engines was included in Flight equipment, net on the condensed consolidated balance sheet. The engines serve as collateral for the VIE's long-term debt of $133 million at September 30, 2005, which has also been included in the condensed consolidated balance sheet. The VIE has no other significant operations.

Also in September 2005, American purchased certain obligations due October 2006 with a face value of $261 million at par value from an institutional investor. In conjunction with the purchase, American borrowed an additional $245 million under an existing mortgage agreement with a final maturity in December 2012 from the same investor. The interest rate on the mortgage agreement remains substantially unchanged. The additional borrowings required American to grant a security interest in certain spare engines and related collateral. The transaction was accounted for as a modification of the original debt under Emerging Issues Task Force Issue 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments". As a result of this transaction, the Company's 2006 maturities  of  long-term debt decreased from  $1.3  billion  to  $1.1 billion.

During the nine-month period ended September 30, 2005, AMR Eagle borrowed approximately $319 million (net of discount), under various debt agreements, related to the purchase of regional jet aircraft. These debt agreements are secured by the related aircraft, have an effective interest rate of 5.0 percent, are guaranteed by AMR and mature over various periods of time through 2021.

The New York City Industrial Development Agency is in the process of offering up to $770 million of special facility revenue bonds on behalf of American. Proceeds from these bonds would generally be used to reimburse American for certain construction costs related to facility improvements at John F. Kennedy International Airport. If these bonds are issued, American would be responsible for debt service on the bonds and would consolidate the debt in its financial statements. American can give no assurance as to whether or when these bonds will be issued or, if issued, as to the amount of the bonds that will be issued.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2005 and 2004

Revenues

The Company's revenues increased approximately $723 million, or 15.2 percent, to $5.5 billion in the third quarter of 2005 from the same period last year. American's passenger revenues increased by 15.4 percent, or $590 million, on a capacity (available seat mile) (ASM) increase of 2.5 percent. American's passenger load factor increased
3.3 points to 81.2 percent and passenger revenue yield per passenger mile increased by 8.0 percent to 11.96 cents. This resulted in an increase in American's passenger revenue per available seat mile
(RASM) of 12.6 percent to 9.71 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                       Three Months Ended September 30, 2005
                        RASM      Y-O-Y      ASMs      Y-O-Y
                       (cents)   Change   (billions)   Change

   Domestic              9.4      13.8%      29.6        0.1%
   International        10.2      10.1       16.0        7.1
      Latin America      9.9      14.3        7.5        3.8
      Europe            11.1      10.8        6.6        5.5
      Pacific            8.3      (9.0)       1.8       31.4

Regional affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $82 million, or 16.8 percent, to $570 million as a result of increased capacity and load factors. Regional affiliates' traffic increased 21.8 percent to 2.4 billion revenue passenger miles
(RPMs), while capacity increased 17.1 percent to 3.3 billion ASMs, resulting in a 2.7 point increase in the passenger load factor to 71.7 percent.

Cargo revenues increased 2.0 percent, or $3 million, to $152 million as a result of a 1.9 percent increase in cargo ton miles. In addition, the cargo division saw a $13 million increase in fuel surcharges and other service fees. These amounts are included in Other revenues which are discussed below.

Other revenues increased 16.7 percent, or $48 million, to $335 million due in part to increased cargo fuel surcharges, increased third-party maintenance contracts obtained by the Company's maintenance and engineering group, and increases in certain passenger fees.

Operating Expenses

The Company's total operating expenses increased 13.7 percent, or $657 million, to $5.4 billion in the third quarter of 2005 compared to the third quarter of 2004. American's mainline operating expenses per ASM in the third quarter of 2005 increased 9.7 percent compared to the third quarter of 2004 to 10.62 cents. These increases are due primarily to a 49.6 percent increase in American's price per gallon of fuel in the third quarter of 2005 relative to the third quarter of 2004. The Company's operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel, or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and results of operations.

The Company's 2005 third quarter expenses were impacted by an $80 million charge for the termination of a contract and a $22 million credit for the reversal of an insurance reserve. The Company recorded an $18 million adjustment in Special charges in the third quarter of 2004 (see explanation below).

   (in millions)                Three Months
                                   Ended         Increase /
   Operating Expenses           September 30,    (Decrease)   Percentage
                                    2005         from 2004      Change

   Wages, salaries and benefits   $1,664           $ (32)       (1.9)%
   Aircraft fuel                   1,582             526        49.8   (a)
   Other rentals and landing fees    337              42        14.2   (b)
   Depreciation and amortization     292             (25)       (7.9)
   Commissions, booking fees
     and credit card expense         292               4         1.4
   Maintenance, materials and
     repairs                         269               4         1.5
   Aircraft rentals                  148              (4)       (2.7)
   Food service                      136              (9)       (6.2)
   Other operating expenses          726             133        22.4   (c)
   Special charges (credits)           -              18          NM   (d)
      Total operating expenses    $5,446          $  657        13.7%

   (a) Aircraft fuel expense increased primarily due to a 49.6 percent increase in American's price per gallon of fuel offset by a 1.3 percent decrease in American's fuel consumption.
   (b) Other rentals and landing fees increased primarily due to additional landing fees resulting from higher rates.
   (c)  Other operating expenses increased primarily due to a charge of
        $80 million related to the termination of a contract somewhat offset by a $22 million credit for the reversal of an insurance reserve. An increase in communications charges of $23 million, primarily due to increased international services, also contributed to the increase in the account.
   (d) Special charges (credits) for 2004 included the reversal of reserves previously established for facility exit costs of $18 million.

Other Income (Expense)

Other income (expense), historically a net expense, increased $5 million with offsetting $21 million increases in both interest income and interest expense due primarily to higher balances and interest rates.

Income Tax

The Company did not record a net tax benefit associated with its third quarter 2005 and 2004 losses due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended September 30, 2005 and 2004.

                                                   Three Months Ended
                                                      September 30,
                                                    2005         2004
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)            37,025       34,659
    Available seat miles (millions)               45,613       44,515
    Cargo ton miles (millions)                       539          529
    Passenger load factor                           81.2%        77.9%
    Passenger revenue yield per passenger
      mile (cents)                                 11.96        11.07
    Passenger revenue per available seat
      mile (cents)                                  9.71         8.62
    Cargo revenue yield per ton mile (cents)       28.23        28.11
    Operating expenses per available seat mile,
      excluding Regional Affiliates (cents) (*)    10.62         9.68
    Fuel consumption (gallons, in millions)          763          773
    Fuel price per gallon (cents)                  187.6        125.4
    Operating aircraft at period-end                 727          734

Regional Affiliates
    Revenue passenger miles (millions)             2,386        1,959
    Available seat miles (millions)                3,326        2,840
    Passenger load factor                           71.7%        69.0%

(*) Excludes $650 million and $539 million of expense incurred related to Regional Affiliates in 2005 and 2004, respectively.

Operating aircraft at September 30, 2005, included:

American Airlines Aircraft                AMR Eagle Aircraft

Airbus A300-600R                34        Bombardier CRJ-700         25
Boeing 737-800                  77        Embraer 135                39
Boeing 757-200                 143        Embraer 140                59
Boeing 767-200 Extended Range   16        Embraer 145               108
Boeing 767-300 Extended Range   58        Super ATR                  41
Boeing 777-200 Extended Range   45        Saab 340B/340B Plus        28
McDonnell Douglas MD-80        354        Total                     300
 Total                         727


The  average  aircraft age for American's and AMR Eagle's aircraft  is
13.0 years and 5.9 years, respectively.

Of the operating aircraft listed above, 24 McDonnell Douglas MD-80s  -
- 13 owned, five operating leased and six capital leased - - as well as two Saab 340B Plus were in temporary storage as of September 30, 2005.

Owned and leased aircraft not operated by the Company at September 30, 2005, included:

American  Airlines Aircraft                 AMR Eagle Aircraft

Boeing 767-200                     2        Embraer 145                10
Boeing 767-200 Extended Range      3        Saab 340B/340B Plus        53
Fokker 100                         4        Total                      63
McDonnell Douglas MD-80            7
 Total                            16


As part of the Company's fleet simplification initiative, American has agreed to sell certain aircraft. As of September 30, 2005, remaining owned aircraft to be delivered under these agreements include one Boeing 767-200 Extended Range and two Boeing 767-200 aircraft.

AMR Eagle has leased its 10 owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

For the Nine Months Ended September 30, 2005 and 2004

Revenues

The Company's revenues increased approximately $1.4 billion, or 10.2 percent, to $15.5 billion for the nine months ended September 30, 2005 from the same period last year. American's passenger revenues increased by 9.8 percent, or $1.1 billion, on a capacity (ASM) increase of 1.8 percent. American's passenger load factor increased
3.8 points to 78.8 percent and passenger revenue yield per passenger mile increased 2.7 percent to 11.92 cents. This resulted in an increase in American's passenger RASM of 7.9 percent to 9.39 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                       Nine Months Ended September 30, 2005
                        RASM      Y-O-Y       ASMs       Y-O-Y
                       (cents)   Change    (billions)    Change

   Domestic              9.3       8.6%       87.3       (1.9)%
   International         9.6       6.2        46.1        9.7
      Latin America      9.4       6.3        22.9        8.6
      Europe            10.3       9.6        18.1        6.4
      Pacific            8.3      (5.9)        5.1       29.1

Regional affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $169 million, or 12.0 percent, to $1.6 billion as a result of increased capacity and load factors. Regional affiliates' traffic increased 23.0 percent to 6.6 billion RPMs, while capacity increased 18.8 percent to 9.5 billion ASMs, resulting in a 2.4 point increase in the passenger load factor to 69.7 percent.

Cargo revenues increased 1.8 percent, or $8 million, to $460 million as a result of a 1.2 percent increase in cargo ton miles in addition to a 0.7 percent increase in cargo revenue yield per ton mile. In addition, the cargo division saw a $38 million increase in fuel surcharges and other service fees. These amounts are included in Other revenues which are discussed below.

Other revenues increased 16.9 percent, or $140 million, to $968 million due in part to increased cargo fuel surcharges, increased third-party maintenance contracts obtained by the Company's maintenance and engineering group, and increases in certain passenger fees.

Operating Expenses

The Company's total operating expenses increased 9.8 percent, or $1.4 billion, to $15.3 billion for the nine months ended September 30, 2005 compared to the same period in 2004. American's mainline operating expenses per ASM in the nine months ended September 30, 2005 increased
6.3 percent compared to the same period in 2004 to 10.16 cents. These increases are due primarily to a 44.5 percent increase in American's price per gallon of fuel in 2005 relative to the same period in 2004, including the impact of a $55 million fuel excise tax refund received in March 2005.

   (in millions)                 Nine Months
                                   Ended       Increase /
                                September 30,  (Decrease)  Percentage
   Operating Expenses               2005       from 2004     Change

   Wages, salaries and benefits    $4,979        $(60)        (1.2)%
   Aircraft fuel                    4,030       1,249         44.9   (a)
   Other rentals and landing fees     956          55          6.1
   Depreciation and amortization      868         (95)        (9.9)
   Commissions, booking fees and
     credit card expense              849         (14)        (1.6)
   Maintenance, materials and
     repairs                          761          20          2.7
   Aircraft rentals                   443         (15)        (3.3)
   Food service                       388         (33)        (7.8)
   Other operating expenses         1,979         204         11.5   (b)
   Special charges (credits)            -          49           NM   (c)
      Total operating expenses    $15,253      $1,360          9.8%

(a) Aircraft fuel expense increased primarily due to a 44.5 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 1.5 percent decrease in American's fuel consumption.
(b) Other operating expenses increased in part due to a charge of $80 million related to the termination of a contract somewhat offset by a $22 million credit for the reversal of an insurance reserve.
     Increases in communications charges of $51 million and information technology spending of $15 million also contributed to the increase in the account.
(c) Special charges (credits) for 2004 included the reversal of reserves previously established for aircraft return costs of $20 million, facility exit costs of $18 million and employee severance of $11 million.

Other Income (Expense)

Other income (expense), historically a net expense, decreased $37 million. Interest income increased $57 million due primarily to a $14 million interest refund related to the fuel excise tax refund discussed above and increases in interest rates and short-term investments. Interest expense increased $49 million due primarily to increases in variable interest rates. Miscellaneous-net decreased $30 million, reflecting the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator related to a grievance filed by the Allied Pilots Association.

Income Tax

The Company did not record a net tax benefit associated with its losses for the nine months ended September 30, 2005 and 2004 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the nine months ended September 30, 2005 and 2004.

                                                    Nine Months Ended
                                                      September 30,
                                                   2005          2004
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)            105,147      98,271
    Available seat miles (millions)               133,485     131,109
    Cargo ton miles (millions)                      1,636       1,617
    Passenger load factor                            78.8%       75.0%
    Passenger revenue yield per passenger
      mile (cents)                                  11.92       11.61
    Passenger revenue per available seat
      mile (cents)                                   9.39        8.70
    Cargo revenue yield per ton mile (cents)        28.11       27.92
    Operating expenses per available seat mile,
      excluding Regional Affiliates (cents) (*)     10.16        9.56
    Fuel consumption (gallons, in millions)         2,242       2,276
    Fuel price per gallon (cents) (**)              162.9       112.7

Regional Affiliates
    Revenue passenger miles (millions)              6,588       5,355
    Available seat miles (millions)                 9,452       7,958
    Passenger load factor                            69.7%       67.3%

(*) Excludes $1.9 billion and $1.5 billion of expense incurred related to Regional Affiliates in 2005 and 2004, respectively.

(**) Includes the benefit of 2.5 cents per gallon impact from the $55 million fuel excise tax refund in 2005.

Outlook

The Company expects to post -- at the current level of fuel prices -- a significant loss in the fourth quarter.

The Company currently expects fourth quarter mainline unit costs to be approximately 11.42 cents, including the 0.09 cent favorable impact of the $37 million potential gain discussed in Note 3 to the condensed consolidated financial statements.

Capacity for American's mainline jet operations is expected to remain approximately flat in the fourth quarter of 2005 compared to the fourth quarter of 2004.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2005 cost per gallon of fuel. Based on projected 2005 and 2006 fuel usage through September 30, 2006, such an increase would result in an increase to aircraft fuel expense of approximately $948 million in the twelve months ended September 30, 2006, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2005, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2005 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $377 million in the twelve months ended December 31, 2005, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2004. The change in market risk is primarily due to the increase in fuel prices.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment, the Company determined that all of its derivatives settling during the remainder of 2005 and certain of its derivatives settling in 2006 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on October 1, 2005, all subsequent changes in the fair value of those particular hedge contracts will be recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

As of September 30, 2005, the Company had hedged an insignificant percentage of its estimated remaining 2005, 2006 and 2007 fuel requirements with option contracts.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. During the quarter ending on September 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. On February 24, 2005, the court decertified the class. In September 2005, the Court granted Summary Judgment in favor of the Company and all other defendants. The time for plaintiffs to file a notice of appeal has not yet run. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies, which could have an adverse impact on the Company.


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

On March 11, 2004, a patent infringement lawsuit was filed against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, and American Eagle Airlines, Inc. in the United States District Court for the Eastern District of Texas (IAP Intermodal, L.L.C. v. AMR Corp., et al.). The case was consolidated with eight similar lawsuits filed against a number of other unaffiliated airlines, including Continental, Northwest, British Airways, Air France, Pinnacle Airlines, Korean Air and Singapore Airlines (as well as various regional affiliates of the foregoing). The plaintiff alleges that the airline defendants infringe three patents, each of which relates to a system of scheduling vehicles based on freight and passenger transportation requests received from remote computer terminals. The plaintiff is seeking past and future royalties of over $30 billion dollars, injunctive relief, costs and attorneys' fees. On September 7, 2005, the court issued a memorandum opinion that interpreted disputed terms in the patents. The plaintiff dismissed its claims without prejudice to its right to appeal the September 7, 2005 opinion. Although the Company believes that the plaintiff's claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing scheduling practices would have an adverse impact on the Company.

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

Item 6.  Exhibits

The following exhibits are included herein:

10 Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc Participating in the $uper $aver Plus Plan.

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2005 and 2004.

31.1  Certification of Chief Executive Officer pursuant to  Rule  13a-
      14(a).

31.2  Certification of Chief Financial Officer pursuant to  Rule  13a-
      14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMR CORPORATION




Date:  October 21, 2005       BY: /s/ James A. Beer
                              James A. Beer
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)