Form 10-K
period 2005-12-31
AMR CORP
filed 2006-02-24
CIK 6201

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-8400
AMR Corporation
(Exact name of registrant as specified in its charter)

Delaware	75-1825172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
4333 Amon Carter Blvd.
Fort Worth, Texas 76155
(Address of principal executive offices, including zip code)
(817) 963-1234
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $1 par value per share	New York Stock Exchange
9.00% Debentures due 2016	New York Stock Exchange
7.875% Public Income Notes due 2039	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
☑ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $2.0 billion. As of February 17, 2006, 186,117,892 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Deferred Compensation Agreement - John W. Bachmann
Deferred Compensation Agreement - Edward A. Brennan
Deferred Compensation Agreement - David L. Boren
Deferred Compensation Agreement - Armando M. Codina
Deferred Compensation Agreement - Earl G. Graves
Deferred Compensation Agreement - Ann M. Korologos
Deferred Compensation Agreement - Michael A. Miles
Deferred Compensation Agreement - Philip J. Purcell
Deferred Compensation Agreement - Ray M. Robinson
Deferred Compensation Agreement - Joe M. Rodgers
Deferred Compensation Agreement - Judith Rodin
Deferred Compensation Agreement - Matthew K. Rose
Deferred Compensation Agreement - Matthew K. Rose
Deferred Compensation Agreement - Roger T. Staubach
Computation of Ratio of Earnings to Fixed Charges
Significant Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer
Certification of Chief Financial Officer
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
American is the largest scheduled passenger airline in the world. At the end of 2005, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and Asia. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system.
In addition, AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as “American Eagle” — American Eagle Airlines, Inc. and Executive Airlines, Inc. (Executive) (collectively, the American Eagle® carriers). American also contracts with three independently owned regional airlines, which do business as the “American Connection” (the American Connection® carriers). The American Eagle carriers and the American Connection carriers provide connecting service from eight of American’s high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.
American Beacon Advisors, Inc. (American Beacon), a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of assets of AMR’s U.S. employee benefit plans, as well as AMR’s short-term investments. It also serves as the investment manager of the American Beacon Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services. As of December 31, 2005, American Beacon was responsible for the management of approximately $42.7 billion in assets, including direct management of approximately $18.8 billion in short-term fixed income investments.
Recent Events
The Company incurred an $861 million net loss in 2005 compared to a net loss of $761 million in 2004. The Company’s results were impacted by the continuing increase in fuel prices and certain other costs, somewhat offset by an improvement in revenues and productivity improvements and other cost reductions resulting from progress under the Turnaround Plan.
The average price per gallon of fuel increased 33.9 cents from 2003 to 2004 and 51.9 cents from 2004 to 2005. These price increases negatively impacted fuel expense by $1.1 billion and $1.7 billion in 2004 and 2005, respectively. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company’s financial condition and its results of operations.
In order to fund its losses and limited capital spending during 2005 and to bolster its liquidity, the Company completed several financing transactions during the year.
•	American re-marketed $198 million of Dallas-Fort Worth International Airport Facility Improvement Corporation Revenue Refunding Bonds, Series 2000A, due May 1, 2029.

•	The New York City Industrial Development Agency issued $800 million of special facility revenue bonds on behalf of American, and $491 million of bond proceeds was paid to American to reimburse prior construction costs.

•	American sold and leased back 89 spare engines for net proceeds of $133 million.

•	American purchased certain obligations due October 2006 with a face value of $261 million at par value from an institutional investor. In conjunction with the purchase, American borrowed an additional $245 million under an existing mortgage agreement with a final maturity in December 2012 from the same investor.

•	AMR issued 13 million shares of common stock for net proceeds of $223 million.

•	AMR Eagle borrowed approximately $319 million (net of discount), under various debt agreements, related to the purchase of regional jet aircraft.
The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Some of the risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and significantly reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis, or to become profitable, if the overall industry revenue environment does not continue to improve and fuel prices remain at historically high levels for an extended period.
Competition
Domestic Air Transportation The domestic airline industry is fiercely competitive. Currently, any U.S. air carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates five hubs: Dallas/Fort Worth (DFW), Chicago O’Hare, Miami, St. Louis and San Juan, Puerto Rico. United Air Lines (United) also has a hub operation at Chicago O’Hare. Delta Air Lines (Delta) previously operated a hub at DFW. In January 2005, however, Delta ceased hub operations at DFW.
The American Eagle® carriers increase the number of markets the Company serves by providing connections at American’s hubs and certain other major airports — Boston, Los Angeles, Raleigh/Durham and New York’s LaGuardia and John F. Kennedy International Airports. The American Connection® carriers provide connecting service to American through St. Louis. American’s competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.
On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: AirTran Airways, Alaska Airlines, ATA Airlines, Continental Airlines (Continental), Delta, Frontier Airlines, JetBlue Airways, Northwest Airlines (Northwest), Southwest Airlines (Southwest), United, US Airways and their affiliated regional carriers. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, the Company faces competition on some of its routes from carriers operating point-to-point service on such routes. The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation. On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.
The Company must also compete with carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code. It is possible that one or more other competitors may seek to reorganize in or out of Chapter 11. Successful reorganizations present the Company with competitors with significantly lower operating costs derived from renegotiated labor, supply and financing contracts.
International Air Transportation In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia. The Company’s operating revenues from foreign operations were approximately 36 percent of the Company’s total operating revenues in 2005, and 35 and 27 percent of the Company’s total operating revenues in 2004 and 2003, respectively. Additional information about the Company’s foreign operations is included in Note 14 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. The major U.S. air carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers - including American — have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Aer Lingus, Air Pacific, Air Sahara, Air Tahiti Nui, Alaska Airlines, British Airways, Cathay Pacific, China Eastern Airlines, Deutsche Bahn, EL AL, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, Lan Airlines, Mexicana, Qantas Airways, SN Brussels, SNCF, Swiss International Air Lines, the TAM Group and Turkish Airlines. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other carriers.
American is also a founding member of the oneworld alliance, which includes Aer Lingus, British Airways, Cathay Pacific, Finnair, Lan Airlines, Iberia, and Qantas. In addition, oneworld has extended invitations to Japan Airlines, Malev and Royal Jordanian. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities. Several of American’s major competitors are members of marketing/operational alliances that enjoy antitrust immunity. American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they lack antitrust immunity. They are, therefore, at a competitive disadvantage vis-à-vis other alliances that have antitrust immunity.
Price Competition The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares because failing to match would provide even less revenue because of customers’ price sensitivity.
During recent years, a number of low-cost carriers (LCCs) have entered the domestic market. Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares. In addition, several air carriers have recently reorganized or are reorganizing, including under Chapter 11 of the United States Bankruptcy Code, including United, Delta, US Airways and Northwest Airlines. Reorganization will allow these carriers to decrease operating costs. In the past, lower cost structures have generally resulted in fare reductions. If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields (passenger revenue per passenger mile) and/or cost reductions, the Company’s operating results will be negatively impacted.
Distribution Systems The growing use of electronic ticket distribution systems provides the Company with an opportunity to lower its distribution costs. However, the continuous increase in pricing transparency resulting from the use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. The Company continues to expand the capabilities of its Internet website — AA.com — and the use of electronic ticketing throughout the Company’s network. In addition, the Company has marketing agreements with various Internet travel services.
The Company anticipates additional reductions of distribution costs as it renegotiates certain agreements with global distribution system providers in 2006. The Company will continue to explore distribution cost reduction opportunities with traditional distribution channels and providers of alternative distribution technologies.

Although the majority of the tickets for travel on American and the American Eagle® carriers continue to be sold by travel agents, American no longer pays base commissions on tickets issued by travel agents in the United States, Puerto Rico, certain countries in Latin America, Canada, United Kingdom, Switzerland and Belgium. In addition, American has been actively pursuing reducing base commissions for other international points of sale. American continues, however, to pay certain incentive commissions to travel agents in connection with special revenue programs. American believes that other carriers also pay certain incentive commissions in connection with their own special revenue programs. Accordingly, airlines compete not only with respect to the price of the tickets sold, but also with respect to the amount of special revenue program commissions that may be paid.
The Company also establishes incentive programs with corporate customers to increase revenues. The Company believes that its network breadth and local market presence in key cities allow it to have some advantages with corporate customers over other competitors.
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
The FAA regulates flying operations generally, including establishing personnel, aircraft and certain security standards. As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs. The Company is progressing toward the completion of over 100 airworthiness directives including ATR Alpha thermal blanket replacements, enhanced ground proximity warning systems, McDonnell Douglas MD-80 main landing gear piston improvements, Boeing 757 and Boeing 767 pylon improvements, Boeing 737 elevator and rudder improvements and Airbus A300 structural improvements. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.
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

The Company is one of four carriers that have exclusive rights to fly routes between London Heathrow airport and the United States. The United States government and the European Union are currently evaluating the possibility of allowing a greater number of carriers to fly these routes. To the extent additional carriers are granted the right to fly between Heathrow and the United States in the future, and are able to obtain the necessary slots and terminal facilities, the Company could suffer an adverse financial impact. See Item 1A, Risk Factors, for additional information.
Security In November 2001, the Aviation and Transportation Security Act (ATSA) was enacted in the United States. The ATSA created a new government agency, the Transportation Security Administration (TSA), which is part of the Department of Homeland Security and is responsible for aviation security. The ATSA mandates that the TSA provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The ATSA also provides for increased security in flight decks of aircraft and requires federal air marshals to be present on certain flights.
Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee ($5 one-way maximum fee), which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, air carriers are annually required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000. President Bush has sought to increase both of these fees under spending proposals for the Department of Homeland Security. American and other carriers have announced their opposition to these proposals as there is no assurance that any increase in fees could be passed on to customers.
Airline Fares Airlines are permitted to establish their own domestic fares without governmental regulation. The DOT maintains authority over certain international fares, rates and charges, but applies this authority on a limited basis. In addition, international fares and rates are sometimes subject to the jurisdiction of the governments of the foreign countries which the Company serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, fare overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.
Airport Access The FAA has designated New York John F. Kennedy (JFK), New York LaGuardia (LaGuardia), and Washington Reagan airports as high-density traffic airports. The high-density rule limits the number of Instrument Flight Rule operations — take-offs and landings — permitted per hour and requires that a slot support each operation. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act) was enacted. It will eliminate slot restrictions at JFK and LaGuardia airports in 2007. The Company expects that the elimination of these slot restrictions could create operational challenges, but does not expect the elimination of these slot restrictions to have a material adverse impact on the Company.
Currently, the FAA permits the purchasing, selling, leasing or transferring of slots, except those slots designated as international, essential air service or Air 21 Act slots (certain slots at JFK, LaGuardia, and Washington Reagan airports). Trading of any domestic slot is permitted subject to certain parameters. Some foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not officially recognize the purchasing, selling or leasing of slots.
In addition, the Wright Amendment authorizes certain flight operations at Dallas Love Field within limited geographic areas. Southwest is actively lobbying to expand the authorization and, in November 2005, legislation was passed that added the State of Missouri to the areas that may be served to and from Love Field. The Company subsequently announced that it plans to provide service at Love Field in order to protect market share. The Company vigorously opposes any further expansion of the geographic service areas of Love Field because such expansion could have an adverse financial impact on the Company.
Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights. However, there is no assurance that the Company will be able to obtain slots in the future to expand its operations or change its schedules because, among other factors, slot allocations are subject to changes in government policies.

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
American has been named as a potentially responsible party (PRP) for contamination at the former Operating Industries, Inc. Landfill in Monterrey Park, CA (OII). American’s alleged volumetric contributions at OII are small when compared with those of other PRPs. American is participating with a number of other PRPs in a Steering Committee that has conducted extensive negotiations with the EPA and state officials in recent years. Members of the Steering Committee, including American, have entered into a series of partial consent decrees with EPA and the State of California which address specific aspects of investigation and cleanup at OII. To date, American has paid approximately $1 million toward its share of cleanup costs under those consent decrees. Together with a number of other small-volume PRPs at OII, American seeks a settlement that will enable it to resolve all of its remaining past and present liabilities at OII in exchange for a one-time, lump-sum settlement payment. The amount of American’s potential contribution towards such a settlement is not yet known, but American expects that its payment will be immaterial.
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

In 1999, American was ordered by the New York State Department of Environmental Conservation (NYSDEC) to conduct remediation of environmental contamination located at Terminals 8 and 9 at JFK. American is seeking to recover a portion of the JFK remediation costs from previous users of the Terminals 8 and 9 premises. In 2004, American entered a Consent Order with NYSDEC for the remediation of a JFK off-terminal hangar facility. American expects that the projected costs associated with the JFK remediations will be immaterial.
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
American Eagle has been notified of its potential liability under New York law at an inactive hazardous waste site in Poughkeepsie, New York. Pursuant to an Administrative Order on Consent entered into with NYSDEC, American Eagle is implementing a final remedy to address contamination at the site. The costs of this final remedy are immaterial.
The Company does not expect these matters, individually or collectively, to have a material adverse impact on the Company. See Note 4 to the consolidated financial statements for additional information.
Labor
The airline business is labor intensive. Wages, salaries and benefits represented approximately 32 percent of the Company’s consolidated operating expenses for the year ended December 31, 2005. The average full-time equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2005 was 88,400.
The majority of these employees are represented by labor unions and covered by collective bargaining agreements. Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.
In April 2003, American reached agreements with its three major unions — the Allied Pilots Association (the APA), the Transport Workers Union of America (AFL-CIO) (the TWU) and the Association of Professional Flight Attendants (the APFA) (the Labor Agreements). The Labor Agreements substantially reduced the labor costs associated with the employees represented by the unions. In conjunction with the Labor Agreements, American implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). While the parties may begin contract discussions in 2006 under the Labor Agreements, the agreements do not become amendable until 2008.

The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the American Eagle® carriers covered by a single contract. This agreement lasts until October 31, 2013. The agreement provides to the parties the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, the agreement provides that any issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes that should be made and these changes were appropriately effected. In 2004, the parties successfully negotiated limited changes that became effective on January 1, 2005.
The Association of Flight Attendants (AFA), which represents the flight attendants of the American Eagle carriers, reached agreement with American Eagle effective March 2, 1998, to have all flight attendants of the American Eagle carriers covered by a single contract. The agreement became amendable on September 2, 2001. The parties agreed to commence negotiations in March 2001. Thereafter, the mediation assistance of the NMB was requested and mediation commenced in November 2003. The parties reached an agreement that was ratified by the membership in October 2005. The new agreement is amendable on October 27, 2009; however, the parties have agreed that contract openers may be exchanged 90 days prior to that date.
The other union employees at the American Eagle carriers are covered by separate agreements with the TWU, which were effective April 28, 1998, and were amendable April 28, 2003. American Eagle and the TWU reached agreements with respect to the TWU-represented work groups at various times in late 2004 and early 2005. The new agreements are amendable beginning with dates ranging from October 1, 2007 to January 26, 2008; however, the parties have agreed that contract openers may be exchanged at least 60 days prior to October 1, 2007.
Fuel
The Company’s operations and financial results are significantly affected by the availability and price of jet fuel. The Company’s fuel costs and consumption for the years 2003 through 2005 were:

			Average	Percent of
	Gallons		Cost Per	AMR’s
	Consumed	Total Cost	Gallon	Operating
Year	(in millions)	(in millions)	(in cents)	Expenses
2003	3,161	$2,772	87.7	15.2
2004	3,264	3,969	121.6	21.1
2005	3,237	5,615	173.5	27.0
The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into jet fuel, heating oil and crude oil hedging contracts to dampen the impact of the volatility of jet fuel prices. During 2005, 2004 and 2003, the Company’s fuel hedging program reduced the Company’s fuel expense by approximately $64 million, $99 million and $149 million, respectively. As of December 31, 2005, the Company had hedged, with option contracts, including collars, approximately 17 percent of its estimated 2006 fuel requirements and insignificant amounts of its estimated fuel requirements thereafter. The consumption hedged for 2006 is capped at an average price of approximately $60 per barrel of crude oil. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.
Additional information regarding the Company’s fuel program is also included in Item 7(A) – Quantitative and Qualitative Disclosures about Market Risk and in Note 7 to the consolidated financial statements.

Frequent Flyer Program
American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage members earn mileage credits by flying on American or American Eagle, or by using services of other program participants, including bank credit card issuers, hotels, car rental companies and other retail companies. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program at any time without notice and may end the program with six months notice.
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
Other Matters
Seasonality and Other Factors The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2005 is included in Note 15 to the consolidated financial statements. In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.
No material part of the business of AMR and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company’s largest few customers would not have a materially adverse effect upon the Company.
Insurance The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft.
As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks), aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general.
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2006 covering losses to employees, passengers, third parties and aircraft. In addition, the Secretary of Transportation may extend the policy until December 31, 2006, at his discretion. However, there is no assurance that it will be extended. If the U.S. government does not extend the policy beyond August 31, 2006, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company would be adversely affected. While the price of commercial insurance has declined since the premium increases immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be adversely affected.

Other Government Matters In time of war or during a national emergency or defense oriented situation, American and other air carriers can be required to provide airlift services to the Air Mobility Command under the Civil Reserve Air Fleet program. In the event the Company has to provide a substantial number of aircraft and crew to the Air Mobility Command, its operations could be adversely impacted. The Company currently receives compensation for participating in the program, even though it is not providing airlift services to the U.S. Government at this time.
Available Information The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge under the Investor Relations page on its website, www.aa.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company’s code of ethics, which applies to all employees of the Company, including the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Controller, is posted under the Investor Relations page on its website, www.aa.com. The Company intends to disclose any amendments to the code of ethics, or waivers of the code of ethics on behalf of the CEO, CFO or Controller, under the Investor Relations page on the Company’s website, www.aa.com. The charters for the AMR Board of Directors’ standing committees (the Audit, Compensation, Diversity and Nominating/Corporate Governance Committees) as well as the Board of Directors’ Governance Policies (the Governance Policies) are likewise available on the Company’s website, www.aa.com. Upon request, copies of the charters or the Governance Policies are available at no cost. Information on the Company’s website is not incorporated into or a part of this Report.

ITEM 1A. RISK FACTORS
Our ability to become profitable and our ability to continue to fund our obligations on an ongoing basis will depend on a number of risk factors, many of which are largely beyond our control. Some of the factors that may have a negative impact on us are described below:
As a result of significant losses in recent years, our financial condition has been materially weakened.
We have incurred significant losses in recent years: $861 million in 2005, $761 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. As a result, our financial condition has been materially weakened, and we remain vulnerable both to unexpected events (such as additional terrorist attacks or a sudden spike in jet fuel prices) and to general declines in the operating environment (such as that resulting from a recession or significant increased competition).
Our initiatives to generate additional revenues and significantly reduce our costs may not be adequate or successful.
As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to significantly reduce our costs. Although we have a number of initiatives underway to address our cost and revenue challenges, a number of these initiatives involve significant changes to our business which we may be unable to implement. The adequacy and ultimate success of our initiatives to generate additional revenues and significantly reduce our costs are not known at this time and cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult, absent continued restructuring of our operations, for us to continue to fund our obligations on an ongoing basis, or to become profitable, if the overall industry revenue environment does not continue to improve and fuel prices remain at historically high levels for an extended period.
Our business is affected by many changing economic and other conditions beyond our control, and our results of operations tend to be volatile.
Our business, and that of the rest of the airline industry, is affected by many changing economic and other conditions largely outside of our control, including among others:
•	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation and higher interest rates, war, terrorist attacks or political instability;

•	changes in consumer preferences, perceptions, spending patterns or demographic trends;

•	actual or potential disruptions to the air traffic control system;

•	increases in costs of safety, security and environmental measures;

•	outbreaks of diseases that affect travel behavior; or

•	weather and natural disasters.
As a result, our results of operations tend to be volatile and subject to rapid and unexpected change. In addition, many of the factors that can have a material impact on our business and our results of operations are beyond our control.

Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity.
We have and will continue to have a significant amount of indebtedness and obligations to make future payments on aircraft equipment and property leases. We may incur substantial additional debt, including secured debt, and lease obligations in the future. We also have substantial, and increasing, pension funding obligations. Our substantial indebtedness and other obligations could have important consequences. For example, they could:
•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns;

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; or

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
We may be unable to comply with our financial covenants.
American has a fully drawn $788 million Credit Facility, which consists of a $540 million Revolving Facility with a final maturity on June 17, 2009 and a $248 million Term Loan Facility with a final maturity on December 17, 2010. The Credit Facility contains a liquidity covenant and a ratio of cash flow to fixed charges covenant. We were in compliance with these covenants as of December 31, 2005 and expect to be able to continue to comply with these covenants for the period ending March 31, 2006. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether we will, in fact, be able to continue to comply with these covenants, and there are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which - - if we did not take steps to obtain a waiver of, or otherwise mitigate, the default — - could result in a default under a significant amount of our other debt and lease obligations, and otherwise adversely affect our business.
We are being adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.
Our results are very significantly affected by the price and availability of jet fuel. Fuel prices increased significantly in 2005 and remain high.
Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. In fact, recent history would indicate that we have limited ability to pass along the increased costs of fuel. If fuel prices decline in the future, increased fare competition and lower revenues may offset any potential benefit of lower fuel prices.
While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there is an outbreak of hostilities or other conflicts in oil producing areas or elsewhere or a reduction in refining capacity (due to weather events, for example), there could be reductions in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of current high prices for a significant period of time, would adversely affect our business.
While we seek to manage the price risk of fuel costs by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs. In addition, a deterioration of our financial position could negatively affect our ability to enter into derivative contracts in the future.

The airline industry is fiercely competitive and fares are at historically low levels.
Service over almost all of our routes is highly competitive and fares remain at historically low levels. We face vigorous, and in some cases, increasing competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, LCCs, and, particularly on shorter segments, ground and rail transportation. We also face increasing and significant competition from marketing/operational alliances formed by our competitors. In addition, the competitive landscape we face would be altered substantially by industry consolidation, including merger, equity investment and joint venture transactions. The percentage of routes on which we compete with carriers having substantially lower operating costs than ours has grown significantly over the past decade, and we now compete with LCCs on 75 percent of our domestic network.
Certain alliances have been granted immunity from anti-trust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.
Pricing decisions are significantly affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on our financial results because we must generally match competitors’ fares, since failing to match would result in even less revenue. More recently, we have faced increased competition from carriers with simplified fare structures, which are generally preferred by travelers. Any fare reduction or fare simplification initiative may not be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields. Moreover, decisions by our competitors that increase – or reduce – overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, can have a material impact on related fare levels.
We compete with reorganized and reorganizing carriers, which may result in competitive disadvantages for us or fare discounting.
We must compete with air carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code, including United, the second largest U.S. air carrier, Delta, the third largest U.S. air carrier and Northwest, the fourth largest U.S. air carrier. It is possible that other competitors may seek to reorganize in or out of Chapter 11. With the Chapter 11 filings of Delta and Northwest, two out of the four largest U.S. air carriers are now operating under the protection of the Bankruptcy Code, with United just having emerged from Chapter 11. We cannot reliably predict the outcome of these proceedings or the consequences of such a large portion of the airline industry’s capacity being provided by bankrupt or recently reorganized air carriers.
Successful reorganizations by other carriers present us with competitors with significantly lower operating costs and a stronger financial position derived from renegotiated labor, supply, and financing contracts, which could lead to fare reductions. These competitive pressures may limit our ability to adequately price our services, may require us to further reduce our operating costs, and could have a material adverse impact on us.
Our reduced pricing power adversely affects our ability to achieve adequate pricing, especially with respect to business travel.
Our passenger yield remains depressed by historical standards. We believe this depressed passenger yield is due in large part to a corresponding decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from LCCs and from carriers that have recently reorganized or are reorganizing including under the protection of Chapter 11 of the Bankruptcy Code; other carriers being well hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and, more recently, fare simplification efforts by certain carriers. We believe that our reduced pricing power will persist indefinitely and possibly permanently.

We need to raise additional funds to maintain sufficient liquidity, but we may be unable to do so on acceptable terms.
To maintain sufficient liquidity as we continue to implement our restructuring and cost reduction initiatives, and because we have significant debt, lease, pension and other obligations in the next several years, we will need continued access to additional funding.
Our ability to obtain future financing has been reduced because we have fewer unencumbered assets available than in years past. A very large majority of our aircraft assets (including virtually all of the aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) have been encumbered. Also, the market value of our aircraft assets has declined in recent years and those assets may not maintain their current market value.
Since the Terrorist Attacks, our credit ratings have been lowered to significantly below investment grade. These reductions have increased our borrowing costs and otherwise adversely affected borrowing terms, and limited borrowing options. Additional reductions in our credit ratings could further increase borrowing or other costs and further restrict the availability of future financing.
A number of other factors, including our recent financial results, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of financing for us. As a result, there can be no assurance that financing will be available to us on acceptable terms, if at all. An inability to obtain additional financing on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations over the long term.
Our business strategy may change.
We evaluate our assets on an ongoing basis with a view to maximizing their value to us and determining which are core to our operations. We also regularly evaluate our business strategy. We may change our business strategy in the future and may not pursue our current goals.
Our business is subject to extensive government regulation, which can result in increases in our costs, limits on our operating flexibility and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. Many of these requirements result in significant costs. For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures. In addition, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available.
Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of airline operations, reduced the demand for air travel or restricted the way we can conduct our business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. Similar laws or regulations or other governmental actions in the future may adversely affect our business and financial results.

Our results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over our operations, including:
•	changes in the law which affect the services that can be offered by airlines in particular markets and at particular airports;

•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of regulations that impact customer service standards (for example new passenger security standards); or

•	the adoption of more restrictive locally-imposed noise restrictions.
In November 2005, the United States and the European Union reached a tentative air services agreement that would provide airlines from the United States and E.U. member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and both within and beyond the E.U. The tentative agreement is subject to approval by the E.U. Transport Council of Ministers. Under the agreement, every U.S. and E.U. airline would be authorized to operate between airports in the United States and London’s Heathrow Airport. Only three airlines besides American are currently allowed to provide that service and Heathrow routes have historically been among our most profitable. The agreement, if approved, would result in our facing increased competition in serving Heathrow if additional carriers are able to obtain necessary slots and terminal facilities.
We currently serve the Dallas/Fort Worth area solely from Dallas/Fort Worth International Airport (DFW). Southwest Airlines is actively seeking repeal of the Wright Amendment, which is a law that authorizes flight operations at Dallas Love Field within limited geographic areas. In November 2005, legislation was passed that added the State of Missouri to the areas that may be served to and from Love Field, and we subsequently announced that we plan to provide service at Love Field in order to protect market share. Splitting our Dallas/Fort Worth operations between DFW and Love Field impairs the efficiency and profitability of our hub operations at DFW, and further expansion of the authorized geographic service areas could have an adverse financial impact on us.
We could be adversely affected by conflicts overseas or terrorist attacks.
The increased threat of U.S. military involvement in overseas operations has, on occasion, had an adverse impact on our business, financial position (including access to capital markets) and results of operations, and on the airline industry in general. Furthermore, during 2003, the war in Iraq had a significant adverse impact on international and domestic revenues and future bookings. The continuing conflict in Iraq, or other conflicts or events in the Middle East or elsewhere, may result in similar adverse impacts.
The Terrorist Attacks had a material adverse impact on us. The occurrence of another terrorist attack (whether domestic or international and whether against us or another entity) could again have a material adverse impact on us.
Our international operations could be adversely affected by numerous events, circumstances or government actions beyond our control.
Our current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots.

We could be adversely affected by an outbreak of a disease that affects travel behavior.
In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS), which primarily had an adverse impact on our Asia operations. More recently, there have been concerns about a potential outbreak of avian flu. If there were another outbreak of a disease (such as SARS or avian flu) that affects travel behavior, it could have a material adverse impact on us.
We could be adversely affected if we are unable to maintain satisfactory relations with any unionized or other employee work group.
Our operations could be adversely affected if we fail to maintain satisfactory relations with any labor union representing our employees. In addition, any dispute we have with, or any disruption by, an employee work group (outside the confines of a collective bargaining agreement) could adversely impact us. Moreover, one of the fundamental tenets of our strategic Turnaround Plan is increased union and employee involvement in our operations. To the extent we are unable to maintain satisfactory relations with any unionized or other employee work group, our ability to execute our strategic plans would be adversely affected.
Our insurance costs have increased substantially and further increases in insurance costs or reductions in coverage could have an adverse impact on us.
We carry insurance for public liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the Terrorist Attacks, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general.
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2006, covering losses to employees, passengers, third parties and aircraft. In addition, the Secretary of Transportation may extend the policy until December 31, 2006, at his discretion. However, there is no assurance that it will be extended. If the U.S. government does not extend the policy beyond August 31, 2006, we will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.
While the price of commercial insurance has declined since the premium increase immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected.
We may be unable to retain key management personnel.
Since the Terrorist Attacks, several of our key management employees have elected to retire early or leave for more financially favorable opportunities at other companies. There can be no assurance that we will be able to retain our key management employees. Any inability to retain our key management employees, or attract and retain additional qualified management employees, could have a negative impact on us.
We could be adversely affected by a failure or disruption of our computer, communications or other technology systems.
We are increasingly dependent on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to events beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. We have taken certain steps to help reduce the risk of some (but not all) of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, increased costs and generally harm our business. Moreover, a catastrophic failure of certain of our vital systems (which we believe is a remote possibility) could limit our ability to operate our flights for an indefinite period of time, which would have a material adverse impact on our operations and our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2005.
ITEM 2. PROPERTIES
Flight Equipment – Operating
Owned and leased aircraft operated by the Company at December 31, 2005 included:

						Average
	Average Seating		Capital	Operating		Age
Equipment Type	Capacity	Owned	Leased	Leased	Total	(Years)
American Airlines Aircraft
Airbus A300-600R	267	10	—	24	34	16
Boeing 737-800	148	67	—	10	77	6
Boeing 757-200	187	87	6	50	143	11
Boeing 767-200 Extended Range	165	4	11	1	16	19
Boeing 767-300 Extended Range	220	45	2	11	58	12
Boeing 777-200 Extended Range	246	44	—	—	44	5
McDonnell Douglas MD-80	136	138	72	117	327	16

Total		395	91	213	699	13

AMR Eagle Aircraft
Bombardier CRJ-700	70	25	—	—	25	3
Embraer 135	37	39	—	—	39	6
Embraer 140	44	59	—	—	59	3
Embraer 145	50	108	—	—	108	3
Super ATR	64/66	39	—	2	41	11
Saab 340B/340B Plus	34	2	3	25	30	11

Total		272	3	27	302	6

Of the operating aircraft listed above, two operating leased Saab 340B Plus aircraft were in temporary storage as of December 31, 2005.
A very large majority of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Flight Equipment – Non-Operating
Owned and leased aircraft not operated by the Company at December 31, 2005 included:

		Capital	Operating
Equipment Type	Owned	Leased	Leased	Total
American Airlines Aircraft
Boeing 777-200 Extended Range	1	—	—	1
Boeing 767-200	1	—	1	2
Boeing 767-200 Extended Range	—	—	2	2
Fokker 100	—	—	4	4
McDonnell Douglas MD-80	13	6	8	27

Total	15	6	15	36

AMR Eagle Aircraft
Embraer 145	10	—	—	10
Saab 340B/340B Plus	27	23	—	50

Total	37	23	—	60

In the fourth quarter of 2005, the Company permanently grounded and retired 27 McDonnell Douglas MD-80 airframes, 24 of which had previously been in temporary storage. The other three aircraft were in-service immediately prior to being retired. Of these 27 aircraft, 13 are owned by the Company, six are accounted for as capital leases and eight are accounted for as operating leases.
American has leased its Boeing 777-200 not operated by the Company to The Boeing Company for a period of up to twelve months beginning in December 2005.
AMR Eagle has leased its 10 owned Embraer 145s not operated by the Company to Trans States Airlines, Inc.
For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.
Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2005 are:

						2011
						and
Equipment Type	2006	2007	2008	2009	2010	Thereafter
American Airlines Aircraft
Airbus A300-600R	—	—	3	3	9	9
Boeing 737-800	—	—	—	—	—	10
Boeing 757-200	—	15	9	1	—	31
Boeing 767-200 Extended Range	—	—	2	1	1	8
Boeing 767-300 Extended Range	2	—	3	—	—	8
McDonnell Douglas MD-80	—	1	9	4	12	163

	2	16	26	9	22	229

AMR Eagle Aircraft
Super ATR	2	—	—	—	—	—
Saab 340B/340B Plus	10	10	8	—	—	—

	12	10	8	—	—	—

Substantially all of the Company’s aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.
Ground Properties
The Company leases, or has built as leasehold improvements on leased property: most of its airport and terminal facilities; its training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma), Kansas City International Airport (Kansas City, Missouri) and Alliance Airport (Fort Worth, Texas); its headquarters building in Fort Worth, Texas; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O’Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company. The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.
For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1 and 5 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS
On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR, American, AMR Eagle, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American’s fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs sought to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys’ fees and costs. On February 24, 2005, the court decertified the class. The claims against Airlines Reporting Corporation have been dismissed, and in September 2005, the Court granted Summary Judgment in favor of the Company and all other defendants. Plaintiffs have filed an appeal to the United States Court of Appeals for the Ninth Circuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company’s relationships with travel agencies, which could have a material adverse impact on the Company.
Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case against certain airline defendants and Orbitz LLC. (Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California – San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (6 agencies)). Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. These cases have been consolidated in the United States District Court for the Northern District of Ohio, Eastern Division. American is vigorously defending these lawsuits. A final adverse court decision awarding substantial money damages or placing restrictions on the Company’s distribution practices would have a material adverse impact on the Company.
On August 19, 2002, a class action lawsuit seeking monetary damages was filed, and on May 7, 2003, an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation “whose base commissions on airline tickets were unilaterally reduced to zero by” the defendants. The claims against Delta Air Lines have been dismissed, and the case is stayed as to United Airlines and Northwest Airlines since they filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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
Four cases (each being a purported class action) have been filed against American arising from the disclosure of passenger name records by a vendor of American. The cases are: Kimmell v. AMR, et al. (U. S. District Court, Texas), Baldwin v. AMR, et al. (U. S. District Court, Texas), Rosenberg v. AMR, et al. (U. S. District Court, New York) and Anapolsky v. AMR, et al. (U.S. District Court, New York). The Kimmell suit was filed in April 2004. The Baldwin and Rosenberg cases were filed in May 2004. The Anapolsky suit was filed in September 2004. The suits allege various causes of action, including but not limited to, violations of the Electronic Communications Privacy Act, negligent misrepresentation, breach of contract and violation of alleged common law rights of privacy. In each case plaintiffs seek statutory damages of $1000 per passenger, plus additional unspecified monetary damages. The Court dismissed the cases but allowed leave to amend, and the plaintiffs in the Kimmell and Rosenberg cases filed amended complaints on June 24, 2005. The Company is vigorously defending these suits and believes the suits are without merit. However, a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company.
American is defending two lawsuits, filed as class actions but not certified as such, arising from allegedly improper failure to refund certain governmental taxes and fees collected by the Company upon the sale of nonrefundable tickets when such tickets are not used for travel. In Harrington v. Delta Air Lines, Inc., et al., (filed November 24, 2004 in the United States District Court for the District of Massachusetts), the plaintiffs seek unspecified actual damages (trebled), declaratory judgment, injunctive relief, costs, and attorneys’ fees. The suits assert various causes of action, including breach of contract, conversion, and unjust enrichment against American and numerous other airline defendants. Additionally, the same attorneys representing the Harrington plaintiffs have filed a qui tam suit entitled Teitelbaum v. Alaska Airlines, et al. American was notified it is a defendant in this case in December 2005. This case, also pending in the United States District Court for the District of Massachusetts, asserts essentially the same claims (but also asserts that the United States has been damaged) and requests essentially the same relief on behalf of the United States. The Company is vigorously defending the suits and believes them to be without merit. However, a final adverse court decision requiring the Company to refund collected taxes and/or fees could have a material adverse impact on the Company.
On March 11, 2004, a patent infringement lawsuit was filed against AMR, American, AMR Eagle Holding Corporation, and American Eagle in the United States District Court for the Eastern District of Texas (IAP Intermodal, L.L.C. v. AMR Corp., et al.). The case was consolidated with eight similar lawsuits filed against a number of other unaffiliated airlines, including Continental, Northwest, British Airways, Air France, Pinnacle Airlines, Korean Air and Singapore Airlines (as well as various regional affiliates of the foregoing). The plaintiff alleges that the airline defendants infringe three patents, each of which relates to a system of scheduling vehicles based on freight and passenger transportation requests received from remote computer terminals. The plaintiff is seeking past and future royalties of over $30 billion dollars, injunctive relief, costs and attorneys’ fees. On September 7, 2005, the court issued a memorandum opinion that interpreted disputed terms in the patents. The plaintiff dismissed its claims without prejudice to its right to appeal the September 7, 2005 opinion, and the plaintiff is pursuing such an appeal. Although the Company believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing scheduling practices would have a material adverse impact on the Company.

On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the Union which represents the Company’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements the Company successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the Union and American relating to the RPA and the ratification vote on the RPA by individual Union members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the Union of its duty of fair representation to its members, violation by the Company of provisions of the Railway Labor Act through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). Although the Company believes the case against it is without merit and both the Company and the Union are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.
On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. On February 22, 2006, the Company received a letter from the Swiss Competition Commission (the “Commission”) informing the Company that the Commission is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. The Company intends to cooperate fully with these investigations. In the event that these investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company.
Two purported class action lawsuits have been filed against the Company and certain foreign and domestic air carriers alleging that the defendants violated the U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments (Animal Land, Inc. v. Air Canada et al., filed February 17, 2006, and Adams v. British Airways, et al, filed February 22, 2006, both of which were filed in the United States District Court for the Eastern District of New York). Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2005.
Executive Officers of the Registrant
The following information relates to the executive officers of AMR as of the filing of this Form 10-K.

Gerard J. Arpey	Mr. Arpey was elected Chairman, President and Chief Executive Officer of AMR and American in May 2004. He was elected Chief Executive Officer of AMR and American in April 2003. He served as President and Chief Operating Officer of AMR and American from April 2002 to April 2003. He served as Executive Vice President – Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President – Planning of American from 1992 to January 1995. Prior to that, he served in various management positions at American since 1982. Age 47.

Daniel P. Garton	Mr. Garton was elected Executive Vice President – Marketing of American in September 2002. He is also an Executive Vice President of AMR. He served as Executive Vice President – Customer Services of American from January 2000 to September 2002 and Senior Vice President – Customer Services of American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to 1998. Except for two years service as Senior Vice President and Chief Financial Officer of Continental between 1993 and 1995, he has been with the Company in various management positions since 1984. Age 48.

James A. Beer	Mr. Beer became the Senior Vice President and Chief Financial Officer of AMR and American in January 2004. Prior to that, he served as a Vice President of American from 1998 to December 2003 and has served in various management positions of American since 1991. The Company has announced that Mr. Beer will resign his position effective February 27, 2006, to accept a position with another company. Age 45.

Gary F. Kennedy	Mr. Kennedy was elected Senior Vice President and General Counsel in January 2003. He is also the Corporation’s Chief Compliance Officer. He served as Vice President – Corporate Real Estate of American from 1996 to January 2003. Prior to that, he served as an attorney and in various management positions at American since 1984. Age 50.

Charles D. MarLett	Mr. MarLett was elected Corporate Secretary in January 1988. He joined American as an attorney in June 1984. Age 51.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The Company’s common stock is traded on the New York Stock Exchange (symbol AMR). The approximate number of record holders of the Company’s common stock at February 17, 2006 was 16,818.
The range of closing market prices for AMR’s common stock on the New York Stock Exchange was:

	2005		2004
	High	Low	High	Low
Quarter Ended
March 31	$11.04	$7.83	$17.38	$10.63
June 30	14.16	10.11	13.93	10.10
September 30	14.47	10.32	11.89	6.97
December 31	22.71	11.08	11.00	6.49
No cash dividends on common stock were declared for any period during 2005 or 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2005 [1]	2004 [1]	2003 [2]	2002 [2,3]	2001 [2,4]
Total operating revenues	$20,712	$18,645	$17,440	$17,420	$18,969
Operating loss	(93)	(144)	(844)	(3,330)	(2,470)
Loss before cumulative effect of accounting change	(861)	(761)	(1,228)	(2,523)	(1,762)
Net loss	(861)	(761)	(1,228)	(3,511)	(1,762)
Loss per share before cumulative effect of accounting change:
Basic and Diluted	(5.21)	(4.74)	(7.76)	(16.22)	(11.43)
Net loss per share:
Basic and Diluted	(5.21)	(4.74)	(7.76)	(22.57)	(11.43)

Total assets	29,495	28,773	29,330	30,267	32,841
Long-term debt, less current maturities	12,530	12,436	11,901	10,888	8,310
Obligations under capital leases, less current obligations	926	1,088	1,225	1,422	1,524
Obligation for pension and postretirement benefits	4,998	4,743	4,803	4,730	3,201
Stockholders’ equity (deficit) [5]	(1,478)	(581)	46	957	5,373

1	Includes restructuring charges. For a further discussion of these items, see Item 7, Management’s Discussion and Analysis and Note 2 to the consolidated financial statements.

2	Includes restructuring charges and U.S. government grant. For a further discussion of the U.S. government grant, see Note 2 to the consolidated financial statements.

3	Includes a one-time, non-cash charge, effective January 1, 2002, of $988 million, net of tax, to write-off all of AMR’s goodwill. This charge resulted from the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” and was reflected as a cumulative effect of accounting change in the consolidated financial statements.

4	On April 9, 2001, American (through TWA LLC) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. Accordingly, the 2001 financial information above includes the operating results of TWA LLC since the date of acquisition.

5	For the year ended December 31, 2002, the Company recorded an additional minimum pension liability adjustment resulting in an after tax charge to stockholders’ equity (deficit) of approximately $1.0 billion. The Company recorded a reduction to the additional minimum pension liability resulting in a credit to stockholders’ equity (deficit) of approximately $337 million for the year ended December 31, 2003 and $129 million for the year ended December 31, 2004. The Company recorded an additional charge resulting in a debit to stockholders’ equity (deficit) of $379 million for the year ended December 31, 2005.
No cash dividends were declared on AMR’s common shares during any of the periods above.
Information on the comparability of results is included in Item 7, Management’s Discussion and Analysis and the notes to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
The discussions under Business, Risk Factors, Properties and Legal Proceedings and the following discussions under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. The Risk Factors listed in Item 1A, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from historical results and from those expressed in forward-looking statements.
Overview
The Company has incurred very large operating and net losses during the past five years, as shown in the following table:

	Year ended December 31,
(in millions)	2005	2004	2003	2002	2001
Operating loss	$(93)	$(144)	$(844)	$(3,330)	$(2,470)
Net loss	(861)	(761)	(1,228)	(3,511)	(1,762)
These losses reflect, among other things, a substantial decrease in the Company’s revenues in 2001 and 2002. This revenue decrease was primarily driven by (i) a steep fall-off in the demand for air travel, particularly business travel, primarily caused by weakness in the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers (especially business travelers), increasing competition from LCCs, and the use of the Internet and (iii) the aftermath of the Terrorist Attacks, which accelerated and exacerbated the trend of decreased demand and reduced industry revenues. Subsequent to 2002, passenger traffic significantly improved, reflecting a general economic improvement. In 2005, mainline passenger load factor increased 3.8 points year-over-year to 78.6 percent. In addition, mainline passenger revenue yield began rebounding in 2005 and increased 4.0 percent year-over-year. However, passenger revenue yield remains depressed by historical standards. The Company believes this depressed passenger yield is the result of its reduced pricing power resulting from the factors listed in clause (ii) above, and other factors, which the Company believes will persist indefinitely and possibly permanently.

The Company’s 2004 and 2005 financial results were also adversely affected by significant increases in the price of jet fuel. The average price per gallon of fuel increased 33.9 cents from 2003 to 2004 and 51.9 cents from 2004 to 2005. These price increases negatively impacted fuel expense by $1.1 billion and $1.7 billion in 2004 and 2005, respectively. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel, would further adversely affect the Company’s financial condition and its results of operations.
In response to the challenges faced by the Company, during the past five years the Company has implemented several restructuring and other initiatives:
•	Following the Terrorist Attacks, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs.

•	In 2002, the Company announced a series of initiatives to reduce its annual costs by $2 billion. These initiatives involved: (i) scheduling efficiencies, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. As a result of these initiatives, the Company reduced an estimated 7,000 jobs by March 2003.

•	In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions (the Labor Agreements) and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The Labor Agreements and Management Reductions resulted in an estimated $1.8 billion in annual savings and included a workforce reduction of approximately 9,300 jobs. In addition, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements), resulting in an estimated $200 million in annual cost savings. Generally, under the terms of these Vendor Agreements, the Company or American received the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

•	Subsequent to the April 2003 Labor Agreements and Management Reductions, the Company announced the Turnaround Plan. The Turnaround Plan is the Company’s strategic framework for returning to sustained profitability and emphasizes: (i) lower costs, (ii) an increased focus on what customers’ truly value and are prepared to pay for, (iii) increased union and employee involvement in the operation of the Company and (iv) the need for a more sound balance sheet and financial structure.

•	Subsequent to the announcement of the Turnaround Plan, the Company has worked with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. These initiatives included: (i) the return of under-used gate space and the consolidation of terminal space, (ii) the de-peaking of its hub at Miami, the reduction in the size of its St. Louis hub and the simplification of its domestic operations, (iii) the acceleration of the retirement of certain aircraft and the cancellation or deferral of aircraft deliveries, (iv) the improvement of aircraft utilization across its fleet and an increase in seating density on certain fleet types, (v) the sale of certain non-core assets, (vi) the expansion of its international network, where the Company believes that higher revenue generating opportunities currently exist, (vii) the implementation of an on-board food purchase program and new fees for ticketing and baggage services, (viii) lower distribution costs, (ix) the implementation of fuel conservation initiatives, (x) the increase in third-party maintenance contracts obtained by the Company’s Maintenance and Engineering group, (xi) upgrading of flight navigation systems to provide more direct routings and (xii) numerous other initiatives.

•	As part of its effort to build greater employee involvement, the Company has sought to make its labor unions and its employees its business partners in working for continuous improvement under the Turnaround Plan. Among other things, the senior management of the Company meets regularly with union officials to discuss the Company’s financial results as well as the competitive landscape. These discussions include (i) the Company’s own cost reduction and revenue enhancement initiatives, (ii) a review of initiatives, in-place or contemplated, at other airlines and the impact of those initiatives on the Company’s competitive position, and (iii) benchmarking the Company’s revenues and costs against what would be considered “best in class” (the Company’s Performance Leadership Initiative).

These initiatives have significantly improved the Company’s cost structure and resulted in the Company achieving what the Company believes to be the lowest unit costs of the traditional carriers in 2004. However, a significant number of the Company’s competitors have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code, including Delta, United, US Airways and Northwest. These competitors are significantly reducing their cost structures through bankruptcy, resulting in the Company’s cost structure once again becoming less competitive.
The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Some of the risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and significantly reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis, or to become profitable, if the overall industry revenue environment does not continue to improve and fuel prices remain at historically high levels for an extended period.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Short-Term Investments and Restricted Assets
At December 31, 2005, the Company had $3.8 billion in unrestricted cash and short-term investments and $510 million in restricted cash and short-term investments.
Significant Indebtedness and Future Financing
Substantial indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A. During 2003, 2004 and 2005, in addition to refinancing its Credit Facility and certain debt with an institutional investor (see Note 6 to the consolidated financial statements), the Company raised an aggregate of approximately $4.5 billion of financing to fund capital commitments (mainly for aircraft and ground properties) and operating losses and to bolster its liquidity. As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as substantial pension funding obligations (refer to Contractual Obligations in this Item 7), the Company will need access to additional funding. The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company’s owned aircraft, including virtually all of the Company’s Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft, (ii) debt secured by new aircraft deliveries, (iii) debt secured by other assets, (iv) securitization of future operating receipts, (v) the sale or monetization of certain assets, (vi) unsecured debt and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company’s and American’s recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, historically weak revenues and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.
Credit Ratings
AMR’s and American’s credit ratings are significantly below investment grade. Additional reductions in AMR’s or American’s credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.
Credit Facility Covenants
American has a credit facility consisting of a fully drawn $540 million senior secured revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $248 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the remaining life of the credit facility. American was in compliance with the Liquidity Covenant as of December 31, 2005 and expects to be able to continue to comply with this covenant. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). AMR was in compliance with the EBITDAR covenant as of December 31, 2005 and expects to be able to continue to comply with this covenant for the period ending March 31, 2006. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company’s other debt and lease obligations and otherwise adversely affect the Company. See Note 6 to the consolidated financial statements for the required ratios at each measurement date through the life of the Credit Facility.
Cash Flow Activity
The Company, or its subsidiaries, recorded the following debt (1) during the year ended December 31, 2005 (in millions):

JFK Facilities Sublease Revenue Bonds, net (2)	$491
Sale and leaseback of spare engines	133
Re-marketing of DFW-FIC Revenue Refunding Bonds, Series 2000A, maturing 2029	198
Various debt agreements related to the purchase of regional jet aircraft, net	319

$1,141

(1)	The table does not include a transaction in which American purchased certain obligations due October 2006 with a face value of $261 million at par value from an institutional investor. In conjunction with the purchase, American borrowed an additional $245 million under an existing mortgage agreement with a final maturity in December 2012 from the same investor.

(2)	Amount shown is net of $207 million the Company will receive to fund future capital spending at JFK, $77 million held by a trustee for future debt service on the bonds and a discount of $25 million.
See Notes 5 and 6 to the consolidated financial statements for additional information regarding the debt issuances listed above.
During the fourth quarter of 2005, the Company issued and sold 13 million shares of its common stock. The Company realized $223 million from the equity sale.

The Company’s cash flow from operating activities improved in 2005. Net cash provided by operating activities during the year ended December 31, 2005 was $1.0 billion, an increase of $307 million over 2004, due primarily to an improved revenue environment.
Capital expenditures during 2005 were $681 million and primarily included the acquisition of 20 Embraer 145 aircraft and the cost of improvements at JFK. A portion of the improvements at JFK were reimbursed to the Company through a financing transaction discussed further above and in Note 6 to the consolidated financial statements.
During 2004, the Company sold its remaining interest in Orbitz, resulting in total proceeds of $185 million and a gain of $146 million.
Working Capital
AMR (principally American) historically operates with a working capital deficit, as do most other airline companies. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses.
Off Balance Sheet Arrangements
American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2005, future lease payments required under these leases totaled $2.6 billion.
Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $1.9 billion of these bonds (with total future payments of approximately $4.8 billion as of December 31, 2005) are guaranteed by American, AMR, or both. Approximately $523 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $28 million in 2006, $100 million in 2007, $218 million in 2008, $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. Approximately $198 million of special facility revenue bonds with mandatory tender provisions were successfully remarketed in 2005. They were acquired by American in 2003 under a mandatory tender provision. Thus, the receipt by American of the proceeds from the remarketing in July 2005 resulted in an increase to Other liabilities and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.
In addition, the Company has other operating leases, primarily for aircraft and airport facilities, with total future lease payments of $4.8 billion as of December 31, 2005. Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

Contractual Obligations
The following table summarizes the Company’s obligations and commitments as of December 31, 2005 (in millions):

	Payments Due by Year(s) Ended December 31,
			2007	2009
			and	and	2011 and
Contractual Obligations	Total	2006	2008	2010	Beyond
Operating lease payments for aircraft and facility obligations [1]	$12,217	$1,065	$2,012	$1,687	$7,453
Firm aircraft commitments [2]	2,895	102	—	—	2,793
Capacity purchase agreements [3]	237	90	129	18	—
Long-term debt [4]	20,644	1,924	3,472	4,108	11,140
Capital lease obligations	1,804	263	432	315	794
Other purchase obligations [5]	1,563	376	420	307	460
Other long-term liabilities [6,7]	2,234	196	407	433	1,198

Total obligations and commitments	$41,594	$4,016	$6,872	$6,868	$23,838

1	Certain special facility revenue bonds issued by municipalities - which are supported by operating leases executed by American — are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table under their ultimate maturity date rather than their mandatory tender provision date. See Note 5 to the consolidated financial statements for additional information.

2	As of December 31, 2005, the Company had commitments to acquire two Boeing 777-200ERs in 2006; and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. The Company has pre-arranged backstop financing available for the aircraft scheduled to be delivered in 2006.

3	The table reflects minimum required payments under capacity purchase contracts between American and two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines Inc. If the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019. These lease obligations are not included in the table above. See Note 4 to the consolidated financial statements for additional information.

4	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2005.

5	Includes noncancelable commitments to purchase goods or services, primarily construction related costs at JFK and information technology related support. Substantially all of our construction costs at JFK will be reimbursed through a fund established from a previous financing transaction. The Company has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these estimates. Substantially all of the Company’s purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows the Company to cancel an order with 30 days notice.

6	Includes expected other postretirement benefit payments through 2015.

7	Excludes a $2.3 billion accident liability, related to the Terrorist Attacks and flight 587, recorded in Other liabilities and deferred credits, as discussed in Note 2 to the consolidated financial statements. This liability is offset in its entirety by a receivable, recorded in Other assets, which the Company expects to receive from insurance carriers as claims are resolved.
Pension Obligations In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). The Company’s estimated 2006 contributions to its defined benefit pension plans are approximately $250 million. This estimate reflects the provisions of the Pension Funding Equity Act of 2004. (The effect of the Pension Funding Equity Act was to defer to later years a portion of the minimum required contributions that would otherwise have been due for the 2004 and 2005 plan years.)
Under Generally Accepted Accounting Principles, the Company’s defined benefit plans are underfunded as of December 31, 2005 by $3.2 billion based on the Projected Benefit Obligation (PBO) and by $2.3 billion based on the Accumulated Benefit Obligation (ABO) (refer to Note 10 to the consolidated financial statements). The Company’s funded status at December 31, 2005 under the relevant ERISA funding standard is similar to its funded status using the ABO methodology. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and, in particular, the impact of proposed legislation currently pending the reconciliation process of the U.S. Congress, the Company is not able to reasonably estimate its future required contributions beyond 2006. However, absent significant legislative relief or significant favorable changes in market conditions, or both, the Company could be required to fund in 2007 a majority of the underfunded balance under the relevant ERISA funding standard. Even with significant legislative relief (including proposed airline-specific relief), the Company’s 2007 required minimum contributions are expected to be higher than the Company’s 2006 contributions.
Results of Operations
The Company incurred an $861 million net loss in 2005 compared to a net loss of $761 million in 2004. The Company’s 2005 results were impacted by the continuing increase in fuel prices and certain other costs, offset by an improvement in revenues, a $108 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types described in Note 1 to the consolidated financial statements, and productivity improvements and other cost reductions resulting from progress under the Turnaround Plan. The Company’s 2005 results were also impacted by a $155 million aircraft charge, a $73 million facility charge, an $80 million charge for the termination of a contract, a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. All of these amounts are included in Other operating expenses in the consolidated statement of operations, except for a portion of the facility charge which is included in Other rentals and landing fees. Also included in the 2005 results was a $69 million fuel tax credit. Of this amount, $55 million is included in Aircraft fuel expense and $14 million is included in Interest income in the consolidated statement of operations. The Company’s 2004 results include a $146 million gain on the sale of the Company’s remaining investment in Orbitz that is included in Miscellaneous, net in the consolidated statement of operations and net restructuring charges of $11 million included in Other operating expenses in the consolidated statement of operations. In addition, the Company did not record a tax benefit associated with its 2005 or 2004 losses.

Revenues
2005 Compared to 2004 The Company’s revenues increased approximately $2.1 billion, or 11.1 percent, to $20.7 billion in 2005 compared to 2004. American’s passenger revenues increased by 10.6 percent, or $1.6 billion, on a capacity (available seat mile) (ASM) increase of 1.2 percent. American’s passenger load factor increased 3.8 points to 78.6 percent and passenger revenue yield per passenger mile increased 4.0 percent to 12.01 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 9.3 percent to 9.43 cents. In 2005, American derived approximately 65 percent of its passenger revenues from domestic operations and approximately 35 percent from international operations. Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2005
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
DOT Domestic	9.37	10.6%	115	(2.3)%
International	9.56	6.6	61	8.6
DOT Latin America	9.48	7.9	30	6.0
DOT Atlantic	10.08	9.0	24	6.7
DOT Pacific	8.12	(7.7)	7	30.1
The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $272 million, or 14.5 percent, to $2.1 billion as a result of increased capacity and load factors. Regional Affiliates’ traffic increased 22.8 percent to 8.9 billion revenue passenger miles (RPMs), while capacity increased 17.3 percent to 12.7 billion ASMs, resulting in a 3.2 point increase in passenger load factor to 70.4 percent.
Cargo revenues decreased 0.5 percent, or $3 million, primarily due to a 0.5 percent decrease in cargo revenue yield per ton mile. However, the cargo division saw a $49 million increase in fuel surcharges and other service fees. These amounts are included in Other revenues which are discussed below.
Other revenues increased 18.3 percent, or $205 million, to $1.3 billion due in part to increased cargo fuel surcharges, increased third-party maintenance contracts obtained by the Company’s maintenance and engineering group and increases in certain passenger fees.

2004 Compared to 2003 The Company’s revenues increased approximately $1.2 billion, or 6.9 percent, to $18.6 billion in 2004 compared to 2003. American’s passenger revenues increased by 4.8 percent, or $689 million, on a capacity (available seat mile) (ASM) increase of 5.3 percent. American’s passenger load factor increased 2.0 points to 74.8 percent while passenger revenue yield per passenger mile decreased by 3.1 percent to 11.54 cents. This resulted in a decrease in passenger revenue per available seat mile (RASM) of 0.5 percent to 8.63 cents. In 2004, American derived approximately 66 percent of its passenger revenues from domestic operations and approximately 34 percent from international operations. Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2004
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
DOT Domestic	8.47	(2.1)%	118	1.1%
International	8.97	2.8	56	15.4
DOT Latin America	8.78	(3.3)	28	18.6
DOT Atlantic	9.25	8.4	23	9.1
DOT Pacific	8.79	14.9	5	27.7
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

Operating Expenses
2005 Compared to 2004 The Company’s total operating expenses increased 10.7 percent, or $2.0 billion, to $20.8 billion in 2005 compared to 2004. American’s mainline operating expenses per ASM in 2005 increased 7.9 percent compared to 2004 to 10.50 cents. This increase in operating expenses per ASM is due primarily to a 42.1 percent increase in American’s price per gallon of fuel (net of the impact of a fuel tax credit and fuel hedging) in 2005 relative to 2004.

	Year ended
(in millions)	December 31,	Change	Percentage
Operating Expenses	2005	from 2004	Change
Wages, salaries and benefits	$6,755	$36	0.5%
Aircraft fuel	5,615	1,646	41.5	(a	)
Other rentals and landing fees	1,262	75	6.3
Depreciation and amortization	1,164	(128)	(9.9)	(b	)
Commissions, booking fees and credit card expense	1,113	6	0.5
Maintenance, materials and repairs	989	18	1.9
Aircraft rentals	591	(18)	(3.0)
Food service	507	(51)	(9.1)
Other operating expenses	2,809	432	18.2	(c	)

Total operating expenses	$20,805	$2,016	10.7%

(a)	Aircraft fuel expense increased primarily due to a 42.1 percent increase in American’s price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 2.2 percent decrease in American’s fuel consumption.

(b)	Effective January 1, 2005, in order to more accurately reflect the expected useful lives of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $108 million during the year and the per share net loss was $0.65 less than it otherwise would have been.

(c)	Other operating expenses increased due to a $155 million charge for the retirement of 27 MD-80 aircraft, facilities charges of $56 million as part of the Company’s restructuring initiatives and an $80 million charge for the termination of an airport construction contract. These charges were somewhat offset by a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. The account was also impacted by an increase in communications charges of $53 million year-over-year due to increased international flying and higher rates.

2004 Compared to 2003 The Company’s total operating expenses increased 2.8 percent, or $505 million, to $18.8 billion in 2004 compared to 2003. American’s mainline operating expenses per ASM in 2004 decreased 4.1 percent compared to 2003 to 9.73 cents. This decrease in operating expenses per ASM is due primarily to American’s cost savings initiatives and occurred despite the benefit in 2003 of the receipt of a grant from the U.S. government and a 38.5 percent increase in American’s price per gallon of fuel (net of the impact of fuel hedging) in 2004 relative to 2003.

	Year ended
(in millions)	December 31,	Change	Percentage
Operating Expenses	2004	from 2003	Change
Wages, salaries and benefits	$6,719	$(545)	(7.5)%	(a	)
Aircraft fuel	3,969	1,197	43.2	(b	)
Other rentals and landing fees	1,187	14	1.2
Depreciation and amortization	1,292	(85)	(6.2)
Commissions, booking fees and credit card expense	1,107	44	4.1
Maintenance, materials and repairs	971	111	12.9	(c	)
Aircraft rentals	609	(78)	(11.4)	(d	)
Food service	558	(53)	(8.7)
Other operating expenses	2,377	(458)	(16.2)	(e	)
U.S. government grant	—	358	NM	(f	)

Total operating expenses	$18,789	$505	2.8%

(a)	Wages, salaries and benefits decreased due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, discussed in the Company’s 2003 Form 10-K, which became effective in the second quarter of 2003. This decrease was offset to some degree by increased headcount related to capacity increases.

(b)	Aircraft fuel expense increased due to a 38.7 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and a 3.3 percent increase in the Company’s fuel consumption.

(c)	Maintenance, materials and repairs increased primarily due to increased aircraft utilization, the benefit from retiring aircraft subsiding and increases in contractual rates in certain flight hour agreements for outsourced aircraft engine maintenance.

(d)	Aircraft rentals decreased primarily due to the removal of leased aircraft from the fleet in the second half of 2003 as part of the Company’s restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases in the second quarter of 2003.

(e)	Included in this amount are restructuring charges for 2004 which included (i) the reversal of reserves previously established for aircraft return costs of $20 million, facility exit costs of $21 million and employee severance of $11 million, (ii) $21 million in aircraft charges and (iii) $42 million in employee charges. Restructuring charges for 2003 included approximately (i) $341 million in aircraft charges offset by a $20 million credit to adjust prior accruals, (ii) $92 million in employee charges, (iii) $62 million in facility exit costs and a (iv) $68 million gain resulting from a transaction involving 33 of the Company’s Fokker 100 aircraft and related debt.

(f)	U.S. government grant for 2003 reflects the reimbursement of security service fees from the U.S. government under the Emergency Wartime Supplemental Appropriations Act, discussed in Note 2 to the consolidated financial statements.

Other Income (Expense)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous — net.
2005 Compared to 2004 Increases in both short-term investment balances and interest rates caused an increase in Interest income of $83 million, or 125.8 percent, to $149 million. Interest expense increased $86 million, or 9.9 percent, to $957 million primarily as a result of increases in interest rates. Miscellaneous-net for 2004 includes a $146 million gain on the sale of the Company’s remaining interest in Orbitz.
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
Income Tax Benefit
2005 and 2004 The Company did not record a net tax benefit associated with its 2005 and 2004 losses due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements.
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

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	138,374	130,164	120,328
Available seat miles (millions)	176,112	174,015	165,209
Cargo ton miles (millions)	2,209	2,203	2,000
Passenger load factor	78.6%	74.8%	72.8%
Passenger revenue yield per passenger mile (cents)	12.01	11.54	11.91
Passenger revenue per available seat mile (cents)	9.43	8.63	8.67
Cargo revenue yield per ton mile (cents)	28.21	28.36	27.87
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	10.50	9.73	10.15
Fuel consumption (gallons, in millions)	2,948	3,014	2,956
Fuel price per gallon (cents)	172.3	121.2	87.5
Operating aircraft at year-end	699	727	770

Regional Affiliates
Revenue passenger miles (millions)	8,946	7,283	5,516
Available seat miles (millions)	12,714	10,835	8,597
Passenger load factor	70.4%	67.2%	64.2%

(*)	Excludes $2.5 billion, $2.1 billion and $1.8 billion of expense incurred related to Regional Affiliates in 2005, 2004 and 2003, respectively.
Outlook
The Company currently expects first quarter mainline unit costs to be approximately 10.7 cents. Capacity for American’s mainline jet operations is expected to be essentially flat in the first quarter of 2006 compared to the first quarter of 2005. American’s mainline capacity for the full year 2006 is expected to decrease by 1.3 percent, with a decrease in domestic capacity of 4.1 percent and an increase in international capacity of 4.0 percent.
Other Information
Environmental Matters Subsidiaries of AMR have been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. AMR’s alleged volumetric contributions at these sites are minimal compared to others. AMR does not expect these matters, individually or collectively, to have a material impact on its results of operations, financial position or liquidity. Additional information is included in Item 1 and Note 4 to the consolidated financial statements.
Critical Accounting Policies and Estimates The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: accounting for long-lived assets, passenger revenue, frequent flyer program, pensions and other postretirement benefits, income taxes and tax contingencies.

Long-lived assets – The Company has approximately $19 billion of long-lived assets as of December 31, 2005, including approximately $18 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company’s fleet plan has been the primary indicator that has resulted in an impairment charge in the past. In the fourth quarter of 2005, the Company permanently grounded and retired 27 McDonnell Douglas MD-80 airframes, 24 of which had previously been in temporary storage. See further discussion of the charge related to the retirement in Note 2 to the consolidated financial statements.

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

At both December 31, 2005 and 2004, American estimated that approximately ten million free travel awards were expected to be redeemed for free travel on American and American Eagle. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American or participating airlines. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles to other companies was approximately $1.5 billion and $1.4 billion (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 17.7 percent and 19.6 percent of AMR’s total current liabilities, at December 31, 2005 and 2004, respectively.

Revenue earned from selling AAdvantage miles to other companies is recognized in two components. The first component represents the revenue for air transportation sold and is valued at fair value. This revenue is deferred and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months. The second revenue component, representing the marketing products sold and administrative costs associated with operating the AAdvantage program, is recognized in the month of sale.

The number of free travel awards used for travel on American and American Eagle was 2.6 million in 2005 and 2004, representing approximately 7.2 percent and 7.5 percent of passengers boarded, respectively. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, cost per mile estimates or the minimum award level accrued could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.

Pensions and other postretirement benefits – The Company’s pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; and (iii) expected health care cost trend rate.

These assumptions as of December 31 were:

	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan assets	8.75%	9.00%
Expected health care cost trend rate:
Pre-65 individuals
Initial	4.5%	4.5%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	9.0%	10.0%
Ultimate (2010)	4.5%	4.5%
The Company’s discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 basis points as of December 31, 2005 would increase the Company’s pension and postretirement benefits obligations by approximately $662 million and $170 million, respectively, and increase estimated 2006 pension and postretirement benefits expense by $75 million and $9 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of 40 percent longer duration corporate bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds and ten percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 10.6 percent as of December 31, 2005. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2005 would increase estimated 2006 pension expense by approximately $38 million.

The health care cost trend rate is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2006 postretirement benefits expense by $40 million.

The Company has pension and postretirement benefit unrecognized net actuarial losses as of December 31, 2005, of approximately $2.2 billion and $300 million, respectively. The unrecognized net actuarial losses represent changes in the amount of the projected benefit obligation, the postretirement accumulated benefit obligation and plan assets resulting from (i) changes in assumptions and (ii) actual experience differing from assumptions. The amortization of unrecognized net actuarial loss component of the Company’s 2006 pension and postretirement benefit net periodic benefit costs are expected to be approximately $81 million and $1 million, respectively. The Company’s total 2006 pension expense and postretirement expense is currently estimated to be approximately $467 million and $248 million, respectively.

The Company records an additional minimum pension liability when its accumulated benefit obligation exceeds the pension plans’ assets in excess of amounts previously accrued for pension costs. As of December 31, 2005, the Company’s additional minimum pension liability was $1.4 billion, up from $1.0 billion as of December 31, 2004, primarily as a result of a decrease in the discount rate. The increase in the Company’s minimum pension liability resulted in a 2005 debit to equity of approximately $379 million. An additional minimum pension liability is recorded as an increase to the pension liability, an increase to other assets (to the extent that a plan has unrecognized prior service costs) and a charge to stockholders’ equity (deficit) as a component of Accumulated other comprehensive loss. See Note 10 to the consolidated financial statements for additional information regarding the Company’s pension and other postretirement benefits.

Income taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Accordingly, the Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company had a deferred tax valuation allowance of $1.3 billion and $833 million as of December 31, 2005 and 2004, respectively. See Note 8 to the consolidated financial statements for additional information.

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
New Accounting Pronouncement In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to SFAS 123(R), companies could elect to account for share-based payments under APB 25 and provide the pro forma disclosures required by SFAS 123 (described in Note 1 to the consolidated financial statements). SFAS 123(R) is effective January 1, 2006 for AMR. Under SFAS 123(R), compensation expense will be recognized for the portion of outstanding awards as service is provided, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company expects that the impact of adoption on its first quarter 2006 results will be similar to the amounts disclosed in each quarterly period during 2005. However, subsequent to the first quarter of 2006, the impact of SFAS 123(R) will decrease significantly due to the vesting period ending for stock options issued under the 2003 Employee Stock Incentive Plan.

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
Aircraft Fuel The Company’s earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2005 and 2004 cost per gallon of fuel. Based on projected 2006 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $528 million in 2006, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2005, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Comparatively, based on projected 2005 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $377 million in 2005, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2004. The change in market risk is due to the increase in fuel prices. As of December 31, 2005, the Company had hedged, with option contracts, including collars, approximately 17 percent of its estimated 2006 fuel requirements and an insignificant amount of its estimated fuel requirements thereafter. The consumption hedged for 2006 is capped at an average price of approximately $60 per barrel of crude oil. Comparatively, as of December 31, 2004 the Company had hedged, with option contracts, approximately five percent of its estimated 2005 fuel requirements. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
Foreign Currency The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2005 and 2004 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $105 million and $93 million for the years ending December 31, 2006 and 2005, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2006 and 2005 foreign currency-denominated revenues and expenses as of December 31, 2005 and 2004, respectively.
Interest The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company’s largest exposure with respect to variable-rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable-rate debt instruments representing approximately 32 percent and 34 percent of its total long-term debt at December 31, 2005 and 2004, respectively. If the Company’s interest rates average 10 percent more in 2006 than they did at December 31, 2005, the Company’s interest expense would increase by approximately $28 million and interest income from cash and short-term investments would increase by approximately $18 million. In comparison, at December 31, 2004, the Company estimated that if interest rates averaged 10 percent more in 2005 than they did at December 31, 2004, the Company’s interest expense would have increased by approximately $21 million and interest income from cash and short-term investments would have increased by approximately $7 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate long-term debt and cash and short-term investment balances at December 31, 2005 and 2004.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $409 million and $418 million as of December 31, 2005 and 2004, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.
Other The Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	46

Consolidated Statements of Operations	47

Consolidated Balance Sheets	48-49

Consolidated Statements of Cash Flows	50

Consolidated Statements of Stockholders’ Equity (Deficit)	51

Notes to Consolidated Financial Statements	52-79

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AMR Corporation
We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMR Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 22, 2006

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues

Passenger — American Airlines	$16,614	$15,021	$14,332
— Regional Affiliates	2,148	1,876	1,519
Cargo	622	625	558
Other revenues	1,328	1,123	1,031

Total operating revenues	20,712	18,645	17,440

Expenses

Wages, salaries and benefits	6,755	6,719	7,264
Aircraft fuel	5,615	3,969	2,772
Other rentals and landing fees	1,262	1,187	1,173
Depreciation and amortization	1,164	1,292	1,377
Commissions, booking fees and credit card expense	1,113	1,107	1,063
Maintenance, materials and repairs	989	971	860
Aircraft rentals	591	609	687
Food service	507	558	611
Other operating expenses	2,809	2,377	2,835
U.S. government grant	—	—	(358)

Total operating expenses	20,805	18,789	18,284

Operating Loss	(93)	(144)	(844)

Other Income (Expense)
Interest income	149	66	55
Interest expense	(957)	(871)	(703)
Interest capitalized	65	80	71
Miscellaneous — net	(25)	108	113

	(768)	(617)	(464)

Loss Before Income Taxes	(861)	(761)	(1,308)
Income tax benefit	—	—	(80)

Net Loss	$(861)	$(761)	$(1,228)

Basic and Diluted Loss Per Share	$(5.21)	$(4.74)	$(7.76)
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2005	2004
Assets

Current Assets
Cash	$138	$120
Short-term investments	3,676	2,809
Restricted cash and short-term investments	510	478
Receivables, less allowance for uncollectible accounts (2005 - $60; 2004 - $59)	991	836
Inventories, less allowance for obsolescence (2005 - $410; 2004 - $379)	515	488
Other current assets	334	240

Total current assets	6,164	4,971

Equipment and Property
Flight equipment, at cost	22,491	22,297
Less accumulated depreciation	7,648	7,005

	14,843	15,292

Purchase deposits for flight equipment	278	319

Other equipment and property, at cost	5,156	5,005
Less accumulated depreciation	2,750	2,579

	2,406	2,426

	17,527	18,037

Equipment and Property Under Capital Leases
Flight equipment	1,881	1,917
Other equipment and property	199	170

	2,080	2,087
Less accumulated amortization	1,061	987

	1,019	1,100

Other Assets
Route acquisition costs and airport operating and gate lease rights, less accumulated amortization (2005 - $331; 2004 - $309)	1,194	1,223
Other assets	3,591	3,442

	4,785	4,665

Total Assets	$29,495	$28,773

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2005	2004
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$1,078	$1,003
Accrued salaries and wages	635	547
Accrued liabilities	1,753	1,479
Air traffic liability	3,615	3,183
Current maturities of long-term debt	1,077	659
Current obligations under capital leases	162	147

Total current liabilities	8,320	7,018

Long-Term Debt, Less Current Maturities	12,530	12,436

Obligations Under Capital Leases, Less Current Obligations	926	1,088

Other Liabilities and Credits
Deferred gains	421	470
Pension and postretirement benefits	4,998	4,743
Other liabilities and deferred credits	3,778	3,599

	9,197	8,812

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - 20,000,000 shares authorized; None issued	—	—
Common stock — $1 par value; 750,000,000 shares authorized; shares issued: 2005 - 195,350,259; 2004 - 182,350,259	195	182
Additional paid-in capital	2,258	2,521
Treasury shares at cost: 2005 - 12,617,908; 2004 - 21,194,312	(779)	(1,308)
Accumulated other comprehensive loss	(979)	(664)
Accumulated deficit	(2,173)	(1,312)

	(1,478)	(581)

Total Liabilities and Stockholders’ Equity (Deficit)	$29,495	$28,773

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2005	2004	2003
Cash Flow from Operating Activities:
Net Loss	$(861)	$(761)	$(1,228)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,033	1,139	1,222
Amortization	131	153	155
Provisions for asset impairments and restructuring charges	134	21	190
Gain on sale of investments	—	(146)	(154)
Redemption payments under operating leases for special facility revenue bonds	(104)	—	(521)
Change in assets and liabilities:
Decrease (increase) in receivables	(156)	(89)	690
Decrease (increase) in inventories	(59)	8	56
Increase (decrease) in accounts payable and accrued liabilities	250	(26)	(198)
Increase in air traffic liability	432	377	184
Increase in other liabilities and deferred credits	197	31	245
Other, net	27	10	(40)

Net cash provided by operating activities	1,024	717	601

Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(681)	(1,027)	(680)
Net increase in short-term investments	(867)	(323)	(640)
Net decrease (increase) in restricted cash and short-term investments	(32)	49	256
Proceeds from sale of equipment and property and investments	40	265	395
Other	1	(12)	24

Net cash used for investing activities	(1,539)	(1,048)	(645)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,131)	(1,653)	(886)
Proceeds from:
Issuance of long-term debt and special facility bond transactions	1,252	1,977	945
Issuance of common stock, net of issuance costs	223	—	—
Securitization transactions	133	—	—
Exercise of stock options	56	7	1

Net cash provided by financing activities	533	331	60

Net increase in cash	18	—	16
Cash at beginning of year	120	120	104

Cash at end of year	$138	$120	$120

Activities Not Affecting Cash
Funding of construction and debt service reserve accounts	$284	$—	$—

Capital lease obligations incurred	$13	$13	$140

Flight equipment acquired through seller financing	$—	$18	$735

Reduction to capital lease and other obligations	$—	$—	$(190)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Accumulated
	Stock	Capital	Stock	Loss	Deficit	Total
Balance at January 1, 2003	$182	$2,795	$(1,621)	$(1,076)	$677	$957

Net loss	—	—	—	—	(1,228)	(1,228)
Minimum pension liability	—	—	—	337	—	337
Changes in fair value of derivative financial instruments	—	—	—	(43)	—	(43)
Unrealized loss on investments	—	—	—	(3)	—	(3)

Total comprehensive loss						(937)

Issuance of 3,492,593 shares from Treasury to vendors and employees pursuant to stock option and deferred stock incentive plans	—	(190)	216	—	—	26

Balance at December 31, 2003	182	2,605	(1,405)	(785)	(551)	46

Net loss	—	—	—	—	(761)	(761)
Minimum pension liability	—	—	—	129	—	129
Changes in fair value of derivative financial instruments	—	—	—	(4)	—	(4)
Unrealized loss on investments	—	—	—	(4)	—	(4)

Total comprehensive loss						(640)

Issuance of 1,573,715 shares from Treasury to employees pursuant to stock option and deferred stock incentive plans	—	(84)	97	—	—	13

Balance at December 31, 2004	182	2,521	(1,308)	(664)	(1,312)	(581)

Net loss	—	—	—	—	(861)	(861)
Minimum pension liability	—	—	—	(379)	—	(379)
Changes in fair value of derivative financial instruments	—	—	—	58	—	58
Unrealized gain on investments	—	—	—	6	—	6

Total comprehensive loss						(1,176)

Issuance of 13,000,000 shares	13	210	—	—	—	223
Issuance of 8,576,404 shares from Treasury to employees pursuant to stock option and deferred stock incentive plans	—	(473)	529	—	—	56

Balance at December 31, 2005	$195	$2,258	$(779)	$(979)	$(2,173)	$(1,478)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Accounting Policies
Basis of Presentation The accompanying consolidated financial statements as of December 31, 2005 and for the three years ended December 31, 2005 include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc., Executive Airlines, Inc. and AMR Leasing Corporation (collectively, AMR Eagle). The consolidated financial statements as of and for the year ended December 31, 2005 include the accounts of the Company and its wholly owned subsidiaries as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated.
Reclassifications Certain charges of $11 million and $407 million in 2004 and 2003, respectively, resulting from the Terrorist Attacks and our related restructuring activities were previously recorded in Special charges in the consolidated statement of operations. These amounts have been included in Other operating expenses.
Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Restricted Cash and Short-term Investments The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations.
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
Measurement of Asset Impairments In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values.

1. Summary of Accounting Policies (Continued)
Equipment and Property The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

Depreciable Life
American jet aircraft and engines	20 — 30 years
Other regional aircraft and engines	16 — 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Term of lease
Buildings and improvements (principally on leased land)	5 — 30 years or term of lease, including estimated renewal options when renewal is economically compelled at key airports
Furniture, fixtures and other equipment	3 — 10 years
Capitalized software	3 — 10 years
Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $108 million for the year ended December 31, 2005. Additionally, the per share net loss for the year was $0.65 less than it otherwise would have been.
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

1. Summary of Accounting Policies (Continued)
Frequent Flyer Program The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at current market rates and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used. The remaining portion of the revenue, representing the marketing products sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of passenger revenues, as the related services have been provided. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.5 billion and $1.4 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2005 and 2004, respectively.
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
Advertising Costs The Company expenses the costs of advertising as incurred. Advertising expense was $144 million, $146 million and $150 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Stock Options The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. As required by SFAS 123, pro forma information regarding net loss and loss per share have been determined as if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rates ranging from 2.93% to 3.97%; dividend yields of 0%; expected stock volatility of 55%; and expected life of the options ranging from 3.6 years to 4.0 years.

1. Summary of Accounting Policies (Continued)
The following table illustrates the effect on net loss and loss per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net Loss, as reported	$(861)	$(761)	$(1,228)
Add: Stock-based employee compensation expense included in reported net loss	132	21	20
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(174)	(85)	(79)

Pro forma net loss	$(903)	$(825)	$(1,287)

Basic and diluted loss per share:
As reported	$(5.21)	$(4.74)	$(7.76)
Pro forma	$(5.46)	$(5.14)	$(8.13)
New Accounting Pronouncement In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective January 1, 2006 for AMR. Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards as service is provided, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. In addition, the Company will discontinue recognizing compensation expense over the full vesting period for retirement eligible employees for future stock option grants and will instead recognize the expense immediately. The Company expects that the impact of adoption on its first quarter 2006 results will be similar to the amounts disclosed in each quarterly period during 2005. However, subsequent to the first quarter of 2006, the impact of SFAS 123(R) will decrease significantly due to the vesting period ending for stock options issued under the 2003 Employee Stock Incentive Plan.

2. Restructuring Charges and U.S. Government Grant
In the fourth quarter of 2005, the Company permanently grounded and retired 27 McDonnell Douglas MD-80 airframes, 24 of which had previously been in temporary storage. The other three aircraft were in-service immediately prior to being retired. Of these 27 aircraft, 13 are owned by the Company, six are accounted for as capital leases and eight are accounted for as operating leases. As a result of the retirement, the Company incurred a charge of $155 million, included in Other operating expenses in the consolidated statement of operations, to accrue future lease commitments and write-down the aircraft frames to their fair values. In determining the fair values of these aircraft, the Company considered outside third party appraisals and recent transactions involving inventory for the aircraft.
In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provided that the Company’s obligations under the related debt would revert to the original terms if certain events occurred prior to December 31, 2005. Because none of these events occurred prior to that date, the Company recognized a gain of $37 million in the fourth quarter of 2005 that was related to the resolution of a debt restructuring agreed to as part of the concessions.
As a result of the Terrorist Attacks, the depressed revenue environment, high fuel prices and the Company’s restructuring activities, the Company recorded a number of charges. The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

	Aircraft	Facility	Employee
	Charges	Exit Costs	Charges	Other	Total
Remaining accrual at January 1, 2003	$209	$17	$44	$—	$270
Restructuring charges	341	62	92	(68)	427
Adjustments	(20)	—	—	—	(20)
Non-cash charges	(264)	(17)	23	68	(190)
Payments	(69)	(6)	(133)	—	(208)

Remaining accrual at December 31, 2003	197	56	26	—	279
Restructuring charges	21	—	42	—	63
Adjustments	(20)	(21)	(11)	—	(52)
Non-cash charges	(21)	—	—	—	(21)
Payments	(48)	(9)	(21)	—	(78)

Remaining accrual at December 31, 2004	129	26	36	—	191
Restructuring charges	155	19	—	(37)	137
Adjustments	—	(2)	—	—	(2)
Non-cash charges	(119)	—	—	37	(82)
Payments	(13)	(7)	(36)	—	(56)

Remaining accrual at December 31, 2005	$152	$36	$—	$—	$188

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.
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

2. Restructuring Charges and U.S. Government Grant (Continued)
Other
On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act). The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. Based upon estimates provided by the Company’s insurance providers, the Company recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act. The balance, recorded in the accompanying consolidated balance sheet was $1.9 billion at both December 31, 2005 and 2004. The Company has also recorded a liability of approximately $423 million related to flight 587, which crashed on November 12, 2001. The Company has recorded a receivable for all of these amounts, which the Company expects to recover from its insurance carriers as claims are resolved. These insurance receivables and liabilities are classified as Other assets and Other liabilities and deferred credits, respectively, on the accompanying consolidated balance sheets, and are based on reserves established by the Company’s insurance carriers. These estimates may be revised as additional information becomes available concerning the expected claims.
3. Investments
Short-term investments consisted of (in millions):

	December 31,
	2005	2004
Overnight investments and time deposits	$210	$222
Corporate and bank notes	3,340	2,214
U. S. government agency mortgages	74	115
U. S. government agency notes	13	212
Asset backed securities	—	24
Other	39	22

	$3,676	$2,809

Short-term investments at December 31, 2005, by contractual maturity included (in millions):

Due in one year or less	$2,433
Due between one year and three years	1,169
Due after three years	74

$3,676

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive loss.

3. Investments (Continued)
In 2004, the Company sold its remaining interest in Orbitz, a travel planning website, resulting in total proceeds of $185 million and a gain of $146 million, which is included in Miscellaneous-net in the accompanying consolidated statement of operations.
During 2003, the Company sold its interests in Worldspan, a computer reservations company, and Hotwire, a discount travel website. The Company received $180 million in cash and a $39 million promissory note for its interest in Worldspan. It received $84 million in cash, $80 million of which was recognized as a gain, for its interest in Hotwire. In addition, during 2003, the Company sold a portion of its interest in Orbitz in connection with an Orbitz initial public offering and a secondary offering, resulting in total proceeds of $65 million, and a gain of $70 million. Excluded from this gain are certain contingent payments that will be recorded when and if received. The gains on the sale of the Company’s interests in Hotwire and Orbitz are included in Miscellaneous-net in the accompanying consolidated statement of operations.
4. Commitments, Contingencies and Guarantees
As of December 31, 2005, the Company had commitments to acquire two Boeing 777-200ERs in 2006 and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $102 million in 2006 and an aggregate of approximately $2.8 billion in 2011 through 2016. The Company has pre-arranged backstop financing available for the aircraft scheduled to be delivered in 2006.
American has granted Boeing a security interest in American’s purchase deposits with Boeing. These purchase deposits totaled $277 million at December 31, 2005 and 2004.
The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $236 million as of December 31, 2005. The Company expects to make payments of $176 million and $60 million in 2006 and 2007, respectively. See Footnote 6 for information related to financing of JFK construction costs which are included in these amounts. In addition, the Company has an information technology support related contract that requires minimum annual payments of $152 million through 2013.
American has capacity purchase agreements with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the American Connection® carriers) to provide Embraer EMB-140/145 regional jet services to certain markets under the brand “American Connection”. Under these arrangements, the Company pays the American Connection carriers a fee per block hour to operate the aircraft. The block hour fees are designed to cover the American Connection carriers’ fully allocated costs plus a margin. Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the American Connection regional jets. Minimum payments under the contracts are $90 million in 2006, $64 million in 2007, $65 million in 2008 and $18 million in 2009. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.
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
AMR and American have event risk covenants in approximately $1.8 billion of indebtedness and operating leases as of December 31, 2005. These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time. No designated event, as defined, has occurred as of December 31, 2005.
The Company is subject to environmental issues at various airport and non-airport locations for which it has accrued $40 million and $62 million, which are included in Accrued liabilities on the accompanying consolidated balance sheets, at December 31, 2005 and 2004, respectively. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company’s consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company’s current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.
The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

5. Leases
AMR’s subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005, were (in millions):

	Capital	Operating
Year Ending December 31,	Leases	Leases
2006	$263	$1,065
2007	196	1,039
2008	236	973
2009	175	872
2010	140	815
2011 and thereafter	794	7,453

	1,804	$12,217	(1)

Less amount representing interest	716

Present value of net minimum lease payments	$1,088

(1)	As of December 31, 2005, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.4 billion relating to rent expense being recorded in advance of future operating lease payments.
At December 31, 2005, the Company was operating 213 jet aircraft and 27 turboprop aircraft under operating leases and 91 jet aircraft and three turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor’s cost of the aircraft or a predetermined fixed amount.
Certain special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment. To the extent these transactions were committed to prior to May 21, 1998 (the effective date of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”) they are accounted for as operating leases under Financial Accounting Standards Board Interpretation 23, “Leases of Certain Property Owned by a Governmental Unit or Authority”. Approximately $1.9 billion of these bonds (with total future payments of approximately $4.8 billion as of December 31, 2005) are guaranteed by American, AMR, or both. Approximately $523 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $28 million in 2006, $100 million in 2007, $218 million in 2008, $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date. Approximately $198 million of special facility revenue bonds with mandatory tender provisions were successfully remarketed in 2005. They were acquired by American in 2003 under a mandatory tender provision. Thus, the receipt by American of the proceeds from the remarketing resulted in an increase to Other liabilities and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.

5. Leases (Continued)
Rent expense, excluding landing fees, was $1.3 billion, $1.3 billion and $1.4 billion in 2005, 2004 and 2003, respectively.
American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2005, future lease payments required under these leases totaled $2.6 billion.
6. Indebtedness
Long-term debt consisted of (in millions):

	December 31,
	2005	2004
Secured variable and fixed rate indebtedness due through 2021 (effective rates from 4.33% - 10.68% at December 31, 2005)	$6,473	$6,340
Enhanced equipment trust certificates due through 2012 (rates from 3.86% - 12.00% at December 31, 2005)	3,424	3,707
6.125% - 8.5% special facility revenue bonds due through 2036	1,697	946
Credit facility agreement due through 2010 (effective rate of 8.73% at December 31, 2005)	788	850
4.25% - 4.50% senior convertible notes due 2023 – 2024	619	619
9.0% - 10.20% debentures due through 2021	320	330
7.88% - 10.55% notes due through 2039	286	303

	13,607	13,095

Less current maturities	1,077	659

Long-term debt, less current maturities	$12,530	$12,436

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2006 — $1.1 billion; 2007 — $1.2 billion; 2008 — $665 million; 2009 — $1.7 billion; 2010 — $1.1 billion.
In September 2005, American sold and leased back 89 spare engines with a book value of $105 million to a variable interest entity (VIE). The net proceeds received from third parties were $133 million. American is considered the primary beneficiary of the activities of the VIE as American has substantially all of the residual value risk associated with the transaction. As such, American is required to consolidate the VIE in its financial statements. At December 31, 2005, the book value of the engines was $103 million and was included in Flight equipment on the consolidated balance sheet. The engines serve as collateral for the VIE’s long-term debt of $133 million at December 31, 2005, which has also been included in the consolidated balance sheet. The VIE has no other significant operations.

6. Indebtedness (Continued)
Also in September 2005, American purchased certain debt obligations due October 2006 with a face value of $261 million at par value from an institutional investor. In conjunction with the purchase, American borrowed an additional $245 million under an existing mortgage agreement with a final maturity in December 2012 from the same investor. The interest rate on the mortgage agreement remains substantially unchanged. The additional borrowings required American to grant a security interest in certain spare engines and related collateral. The transaction was accounted for as a modification of the original debt under Emerging Issues Task Force Issue 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result of this transaction, the Company’s 2006 maturities of long-term debt decreased from $1.3 billion to $1.1 billion.
In November 2005, the New York City Industrial Development Agency issued facilities sublease revenue bonds for John F. Kennedy International Airport to provide reimbursement to American for certain facility construction and other related costs. The Company has recorded the issuance of $775 million (net of $25 million discount) as long-term debt on the consolidated balance sheet as of December 31, 2005. The bonds bear interest at fixed rates, with an average effective rate of 8.06 percent, and mature over various periods of time, with a final maturity in 2031. Proceeds from the offering are to be used to reimburse past and future costs associated with the Company’s terminal construction project at JFK. As of December 31, 2005, the Company had received approximately $491 million of the proceeds as reimbursements of certain facility construction and other related costs. The remaining $284 million of bond issuance proceeds are classified as Other assets on the consolidated balance sheet, of which $207 million are held by the trustee for reimbursement of construction costs and will be available to the Company in the future, and $77 million are held in a debt service reserve fund.
During the year ended December 31, 2005, AMR Eagle borrowed approximately $319 million, net of discount, under various debt agreements related to the purchase of regional jet aircraft. These debt agreements are secured by the related aircraft, have effective interest rates ranging from 5.00 percent to 5.13 percent, are guaranteed by AMR and mature over various periods of time through 2021.
American has a credit facility consisting of a $540 million senior secured revolving credit facility and a $248 million term loan facility (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). Advances under either facility can be designated, at American’s election, as LIBOR rate advances or base rate advances. Interest accrues at the LIBOR rate or base rate, as applicable, plus, in either case, the applicable margin. The applicable margin with respect to the Revolving Facility can range from 3.25 percent to 5.25 percent per annum, in the case of LIBOR advances, and from 2.25 percent to 4.25 percent per annum, in the case of base rate advances, depending upon the senior secured debt rating of the Credit Facility. As of December 31, 2005, the Credit Facility was fully drawn and had an interest rate of 8.73 percent. The interest rate is reset at least every six months based on the current LIBOR rate election.
The Revolving Facility matures on June 17, 2009. Commitments under the Revolving Facility are reduced on a quarterly basis with $15 million (or 2.5 percent) of the commitments being reduced in each of the first twelve quarters of the life of the Revolving Facility and the remainder due at maturity. Principal amounts repaid under the Revolving Facility may be re-borrowed, up to the then-available aggregate amount of the commitments.

6. Indebtedness (Continued)
The Term Loan Facility matures on December 17, 2010. The Term Loan Facility amortizes on a quarterly basis over a period of six years, with less than $1 million (or 0.25 percent) of the principal payable quarterly in each of the first 20 quarters and the remainder due at maturity. Principal amounts repaid under the Term Loan Facility may not be re-borrowed.
The Credit Facility is secured by certain aircraft. The Credit Facility includes a covenant that requires periodic appraisal of the aircraft at current market value and requires American to pledge more aircraft or cash collateral if the loan amount is more than 50 percent of the appraised value (after giving effect to sublimits for specified categories of aircraft). In addition, the Credit Facility is secured by all of American’s existing route authorities between the United States and Tokyo, Japan, together with certain slots, gates and facilities that support the operation of such routes. American’s obligations under the Credit Facility are guaranteed by AMR, and AMR’s guaranty is secured by a pledge of all the outstanding shares of common stock of American.
The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the remaining life of the Credit Facility. American was in compliance with the Liquidity Covenant as of December 31, 2005 and expects to be able to continue to comply with this covenant. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals) of at least the amount specified below for each period of four consecutive quarters ending on the dates set forth below:

Four Quarter Period Ending	Cash Flow Coverage Ratio
December 31, 2005	1.10:1.00
March 31, 2006	1.20:1.00
June 30, 2006	1.25:1.00
September 30, 2006	1.30:1.00
December 31, 2006	1.30:1.00
March 31, 2007	1.35:1.00
June 30, 2007	1.40:1.00
September 30, 2007	1.40:1.00
December 31, 2007	1.40:1.00
March 31, 2008 (and each fiscal quarter thereafter)	1.50:1.00
AMR was in compliance with the EBITDAR Covenant at December 31, 2005 and expects to be able to comply with this covenant for the period ending March 31, 2006. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which — - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default — - could result in a default under a significant amount of the Company’s other debt and lease obligations and otherwise adversely affect the Company.
In 2004, American issued $180 million of Fixed Rate Secured Notes due 2009, which bear interest at 7.25 percent. As of December 31, 2005, these notes were secured by certain spare parts and cash collateral.

6. Indebtedness (Continued)
In 2004, the Company issued $324 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes) and in 2003 the Company issued $300 million principal amount of its 4.25 percent senior convertible notes due 2023 (the 4.25 Notes). Each note is convertible into AMR common stock at a conversion rate of 45.3515 shares for the 4.50 Notes and 57.61 shares for the 4.25 Notes, per $1,000 principal amount of notes (which represents an equivalent conversion price of $22.05 per share for the 4.50 Notes and $17.36 per share for the 4.25 Notes), subject to adjustment in certain circumstances. The notes are convertible under certain circumstances, including if (i) the closing sale price of the Company’s common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of the Company’s common stock falls below a certain level for a specified period of time, (iii) the Company calls the notes for redemption, or (iv) certain corporate transactions occur. Holders of the notes may require the Company to repurchase all or any portion of the 4.50 Notes on February 15, 2009, 2014 and 2019 and 4.25 Notes on September 23, 2008, 2013 and 2018 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. The Company may pay the purchase price in cash, common stock or a combination of cash and common stock. After February 15, 2009 and September 23, 2008, the Company may redeem all or any portion of the 4.50 Notes and 4.25 Notes, respectively, for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date. These notes are guaranteed by American. If the holders of the 4.50 Notes or the 4.25 Notes require the Company to repurchase all or any portion of the notes on the repurchase dates, it is the Company’s present intention to satisfy the requirement in cash.
Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $13.8 billion as of December 31, 2005.
As of December 31, 2005, AMR has issued guarantees covering approximately $1.7 billion of American’s tax-exempt bond debt and American has issued guarantees covering approximately $1.2 billion of AMR’s unsecured debt. In addition, as of December 31, 2005, AMR and American have issued guarantees covering approximately $428 million of AMR Eagle’s secured debt, and AMR has issued guarantees covering an additional $2.9 billion of AMR Eagle’s secured debt.
Cash payments for interest, net of capitalized interest, were $828 million, $729 million and $661 million for 2005, 2004 and 2003, respectively.

7. Financial Instruments and Risk Management
As part of the Company’s risk management program, AMR uses a variety of financial instruments, primarily fuel option and collar contracts. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings. The Company’s outstanding posted collateral as of December 31, 2005 is included in restricted cash and short-term investments and is not material. A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.
Fuel Price Risk Management
American enters into jet fuel, heating oil and crude oil hedging contracts to dampen the impact of the volatility in jet fuel prices. These instruments generally have maturities of up to 24 months. The Company accounts for its fuel derivative contracts as cash flow hedges and records the fair value of its fuel hedging contracts in Other current assets and Accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in a hypothetical jet fuel hedge. If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in a hypothetical jet fuel hedge, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense. Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive loss and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. WTI Crude oil and NYMEX Heating oil) to the change in the price of jet fuel over a 36 month period. The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment on September 30, 2005, the Company determined that all of its derivatives settling during the remainder of 2005 and certain of its derivatives settling in 2006 were no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on October 1, 2005, all subsequent changes in the fair value of those particular hedge contracts have been and will be recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

7. Financial Instruments and Risk Management (Continued)
For the years ended December 31, 2005, 2004 and 2003, the Company recognized net gains of approximately $64 million, $99 million and $149 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. The fair value of the Company’s fuel hedging agreements at December 31, 2005 and 2004, representing the amount the Company would receive to terminate the agreements, totaled $122 million and $51 million, respectively.
Foreign Exchange Risk Management
The Company has entered into Japanese yen currency exchange agreements to hedge certain yen-based capital lease obligations (effectively converting these obligations into dollar-based obligations). The Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in Other liabilities and deferred credits and Accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements. The fair values of the Company’s yen currency exchange agreements, representing the amount the Company would pay to terminate the agreements, were $39 million and $23 million as of December 31, 2005 and 2004, respectively. The exchange rates on the Japanese yen agreements range from 66.50 to 99.65 yen per U.S. dollar. The actual exchange rate was 117.75 and 102.63 yen per U.S. dollar at December 31, 2005 and 2004, respectively.
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

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Secured variable and fixed rate indebtedness	$6,473	$5,761	$6,340	$5,333
Enhanced equipment trust certificates	3,424	3,414	3,707	3,578
6.125% - 8.5% special facility revenue bonds	1,697	1,673	946	797
Credit facility agreement	788	791	850	852
4.25% - 4.50 % senior convertible notes	619	800	619	451
9.0% - 10.20% debentures	320	271	330	224
7.88% - 10.55% notes	286	206	303	197

	$13,607	$12,916	$13,095	$11,432

8. Income Taxes
The significant components of the income tax benefit were (in millions):

	Year Ended December 31,
	2005	2004	2003
Current	$—	$—	$(80)
Deferred	—	—	—

	$—	$—	$(80)

There was no net federal or state and other tax provision/(benefit) in 2005. The income tax provision/(benefit) includes a federal income tax provision/(benefit) of $(4) million and $(76) million and state and other income tax provision/(benefit) of $4 million and $(4) million for the years ended December 31, 2004 and 2003, respectively.
The income tax benefit differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Statutory income tax benefit	$(301)	$(266)	$(458)
State income tax expense/(benefit), net of federal tax effect	(8)	(14)	(31)
IRS audit settlement	—	—	(80)
Meal expense	9	9	11
Expiration of foreign tax credits	—	—	9
Deferred tax assets not benefited	298	255	465
Other, net	2	16	4

Income tax benefit	$—	$—	$(80)

The change in valuation allowance in 2005, 2004 and 2003 related primarily to net operating loss carryforwards and resolution of certain tax contingencies.
The recording of other comprehensive income items, primarily the minimum pension liability, resulted in changes to the deferred tax asset and the related valuation allowance. The total increase in the valuation allowance was $506 million, $170 million and $293 million in 2005, 2004 and 2003, respectively.
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

8. Income Taxes (Continued)
The components of AMR’s deferred tax assets and liabilities were (in millions):

	December 31,
	2005	2004
Deferred tax assets:
Postretirement benefits other than pensions	$1,113	$1,082
Rent expense	594	696
Alternative minimum tax credit carryforwards	418	423
Operating loss carryforwards	2,504	2,065
Pensions	727	536
Frequent flyer obligation	304	267
Gains from lease transactions	158	197
Other	698	598

Total deferred tax assets	6,516	5,864
Valuation allowance	(1,339)	(833)

Net deferred tax assets	5,177	5,031

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,783)	(4,620)
Other	(394)	(411)

Total deferred tax liabilities	(5,177)	(5,031)

Net deferred tax liability	$—	$—

At December 31, 2005, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $418 million, which is available for an indefinite period, and federal net operating losses of approximately $6.6 billion for regular tax purposes, which will expire, if unused, beginning in 2022. The Company had available for state income tax purposes net operating losses of $4.2 billion, which expire, if unused, in years 2006 through 2024. The amount that will expire in 2006 is $162 million.
Cash payments for income taxes were $7 million and $3 million for 2005 and 2004, respectively. Cash refunds for income taxes were $575 million in 2003. The amount received in 2003 relates primarily to net operating loss carryback claims, including a carryback claim filed as a result of a provision in Congress’ economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs.
9. Stock Awards and Options
In March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and certain vendors, lessors, lenders and suppliers in connection with negotiations concerning concessions. The maximum number of shares authorized for issuance was approximately 46.9 million shares. From the foregoing authorization, the Company issued approximately 2.5 million shares to vendors from treasury stock in 2003, resulting in a re-allocation from Treasury stock to Additional paid-in capital of $142 million. Also in 2003, the Company established the 2003 Employee Stock Incentive Plan (the 2003 Plan) to provide equity awards to employees (from the above shares authorized for issuance) in connection with the Labor Agreements and Management Reductions. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

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
Options granted under the 1988 and 1998 Long Term Incentive Plans (collectively, the LTIP Plans) and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from two to five years following the date of grant and expire no later than ten years from the date of grant. As of December 31, 2005, approximately 8.6 million shares were available for future grant under the LTIP Plans and the 2003 Plan.
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
Stock option activity under the LTIP Plans, the Pilot Plan and the 2003 Plan was:

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at January 1	67,885,713	$13.09	68,883,709	$13.08	30,842,767	$23.66
Granted	1,067,900	13.56	1,679,625	9.16	40,751,272	5.39
Exercised	(8,426,823)	6.52	(1,173,541)	6.05	(112,432)	13.28
Canceled	(1,473,761)	13.84	(1,504,080)	13.45	(2,597,898)	17.92

Outstanding at December 31	59,053,029	$14.01	67,885,713	$13.09	68,883,709	$13.08

Exercisable at December 31	42,214,488	$16.39	37,049,571	$17.13	22,912,273	$22.36

The following table summarizes information about the stock options outstanding at December 31, 2005:

		Weighted	Weighted		Weighted
Range of	Number of	Average	Average	Number of	Average
Exercise	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$1-$5	27,935,476	7.30	$5.00	16,154,595	$5.00
$5-$20	14,646,486	3.50	15.46	10,754,360	17.09
$20-$30	10,230,644	4.30	24.72	9,386,940	24.55
Over $30	6,240,423	4.46	33.44	5,918,593	33.29

	59,053,029	5.54	$14.01	42,214,488	$16.39

9. Stock Awards and Options (Continued)
The weighted-average grant date fair value per share (calculated using a Black-Scholes option pricing model) of all stock option awards granted during 2005, 2004 and 2003 was $6.28, $4.23 and $2.32, respectively.
Shares of deferred stock were awarded at no cost to officers and key employees under the LTIP Plans’ Career Equity Program and will be issued upon the individual’s retirement from AMR or, in certain circumstances, will vest on a pro rata basis. Deferred stock activity was:

	Year Ended December 31,
	2005	2004	2003
Outstanding at January 1	2,200,664	2,463,061	3,596,508
Granted	83,000	—	—
Issued	(74,609)	(213,092)	(858,262)
Canceled	(42,527)	(49,305)	(275,185)

Outstanding at December 31	2,166,528	2,200,664	2,463,061

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

	Year Ended December 31,
	2005	2004	2003
Outstanding at January 1	830,134	1,570,498	1,230,104
Granted	—	550	512,885
Issued	(53,955)	(153,549)	—
Awards settled in cash	(561,313)	(540,749)	—
Canceled	(214,866)	(46,616)	(172,491)

Outstanding at December 31	—	830,134	1,570,498

The weighted-average grant date fair value per share of performance share awards granted during 2004 and 2003 was $16.36 and $10.50, respectively. No performance share awards were granted during 2005.
In 2005, 2004 and 2003, the total charge for stock-based compensation expense included in wages, salaries and benefits expense, primarily related to the Company’s performance unit and share plans (of which there are three active plans at any given point in time), was $132 million, $21 million and $20 million, respectively. No compensation expense was recognized for stock option grants under the LTIP Plans or the 2003 Plan, since the exercise price was equal to the fair market value of the underlying stock on the date of grant.

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

10. Retirement Benefits (Continued)
The following table provides a reconciliation of the changes in the pension and other benefit obligations and fair value of assets for the years ended December 31, 2005 and 2004, and a statement of funded status as of December 31, 2005 and 2004 (in millions):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Reconciliation of benefit obligation
Obligation at January 1	$10,022	$8,894	$3,303	$3,263
Service cost	372	358	75	75
Interest cost	611	567	197	202
Actuarial (gain) loss	649	647	(12)	(81)
Plan amendments	—	27	—	—
Benefit payments	(651)	(471)	(179)	(156)

Obligation at December 31	$11,003	$10,022	$3,384	$3,303

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$7,335	$6,230	$151	$120
Actual return on plan assets	779	1,109	11	18
Employer contributions	315	467	178	169
Benefit payments	(651)	(471)	(179)	(156)

Fair value of plan assets at December 31	$7,778	$7,335	$161	$151

Funded status
Accumulated benefit obligation (ABO)	$10,041	$9,158	$—	$—
Projected benefit obligation (PBO)	11,003	10,022	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	3,384	3,303
Fair value of assets	7,778	7,335	161	151

Funded status at December 31	(3,225)	(2,687)	(3,223)	(3,152)
Unrecognized loss	2,174	1,698	300	311
Unrecognized prior service cost	170	186	(61)	(71)
Unrecognized transition asset	(1)	(2)	—	—

Net amount recognized	$(882)	$(805)	$(2,984)	$(2,912)

As of December 31, 2005 and 2004, the accumulated benefit obligation exceeded the fair value of plan assets for all of the Company’s defined benefit plans.
At December 31, 2005 and 2004, pension benefit plan assets of $48 million and $116 million, respectively, and other benefits plan assets of approximately $159 million and $149 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

10. Retirement Benefits (Continued)
The following tables provide the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Pension Benefits
	2005	2004	2003
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$372	$358	$370
Interest cost	611	567	569
Expected return on assets	(658)	(569)	(473)
Amortization of:
Transition asset	(1)	(1)	(1)
Prior service cost	16	14	18
Unrecognized net loss	52	58	106
Curtailment loss	—	—	46

Net periodic benefit cost for defined benefit plans	392	427	635

Defined contribution plans	167	163	181

Total	$559	$590	$816

	Other Benefits
	2005	2004	2003
Components of net periodic benefit cost
Service cost	$75	$75	$85
Interest cost	197	202	218
Expected return on assets	(14)	(11)	(9)
Amortization of:
Prior service cost	(10)	(10)	(9)
Unrecognized net loss	2	8	20

Net periodic benefit cost	$250	$264	$305

The following table provides the amounts recognized in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 (in millions):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Prepaid benefit cost	$6	$5	$—	$—
Accrued benefit liability	(888)	(810)	(2,984)	(2,912)
Additional minimum liability	(1,383)	(1,021)	—	—
Intangible asset	177	194	—	—
Accumulated other comprehensive loss	1,206	827	—	—

Net amount recognized	$(882)	$(805)	$(2,984)	$(2,912)

10. Retirement Benefits (Continued)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.75%	6.00%	5.75%	6.00%
Salary scale (ultimate)	3.78	3.78	—	—

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.00%	6.25%	6.00%	6.25%
Salary scale (ultimate)	3.78	3.78	—	—
Expected return on plan assets	9.00	9.00	9.00	9.00
As of December 31, 2005, the Company changed its estimate of the long-term rate of return on plan assets to 8.75 percent, based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets as of December 31, 2005, was approximately 10.6 percent.
The Company’s pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

	2005	2004
Long duration bonds	37%	38%
U.S. stocks	31	31
International stocks	21	21
Emerging markets stocks and bonds	6	6
Alternative (private) investments	5	4

Total	100%	100%

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

10. Retirement Benefits (Continued)

	Pre-65 Individuals		Post-65 Individuals
	2005	2004	2005	2004
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	4.5%	4.5%	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2010	2010
A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent	One Percent
	Increase	Decrease
Impact on 2005 service and interest cost	$26	$(25)
Impact on postretirement benefit obligation as of December 31, 2005	$241	$(232)
The Company expects to contribute approximately $250 million to its defined benefit pension plans and $14 million to its postretirement benefit plan in 2006. In addition to making contributions to its postretirement benefit plan, the Company funds the majority of the benefit payments under this plan. The Company’s estimate of its defined benefit pension plan contributions reflects the provisions of the Pension Funding Equity Act of 2004. The effect of the Pension Funding Equity Act was to defer a portion of the minimum required contributions that would have been due for the 2004 and 2005 plan years.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Other
2006	$494	$196
2007	561	203
2008	595	204
2009	698	211
2010	682	222
2011 – 2015	3,660	1,198

11. Intangible Assets
The Company had route acquisition costs (including international slots) of $829 million as of December 31, 2005 and 2004 that are considered indefinite life assets under Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”. The Company’s impairment analysis for route acquisition costs did not result in an impairment charge in 2005 or 2004.
The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2005
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$241	$276
Gate lease rights	179	90	89

Total	$696	$331	$365

	2004
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$220	$297
Gate lease rights	186	89	97

Total	$703	$309	$394

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Company recorded amortization expense related to these intangible assets of approximately $28 million, $29 million and $28 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company expects to record annual amortization expense of approximately $28 million in each of the next five years related to these intangible assets.

12. Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows (in millions):

			Unrealized
		Unrealized	Gain/(Loss)
	Minimum	Gain/(Loss)	on Derivative	Income
	Pension	on	Financial	Tax
	Liability	Investments	Instruments	Benefit	Total
Balance at January 1, 2003	$(1,293)	$4	$68	$145	$(1,076)
Current year net change	337	(3)	—	—	334
Reclassification of derivative financial instruments into earnings	—	—	(146)	—	(146)
Change in fair value of derivative financial instruments	—	—	103	—	103

Balance at December 31, 2003	(956)	1	25	145	(785)
Current year net change	129	(4)	—	—	125
Reclassification of derivative financial instruments into earnings	—	—	(89)	—	(89)
Change in fair value of derivative financial instruments	—	—	85	—	85

Balance at December 31, 2004	(827)	(3)	21	145	(664)
Current year net change	(379)	6	—	—	(373)
Reclassification of derivative financial instruments into earnings	—	—	(50)	—	(50)
Change in fair value of derivative financial instruments	—	—	108	—	108

Balance at December 31, 2005	$(1,206)	$3	$79	$145	$(979)

As of December 31, 2005, the Company estimates during the next twelve months it will reclassify from Accumulated other comprehensive loss into net earnings (loss) approximately $64 million in net gains related to its cash flow hedges.

13. Loss Per Share
The following table sets forth the computation of basic and diluted loss per share (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Numerator for loss per share	$(861)	$(761)	$(1,228)

Denominator:
Denominator for basic and diluted loss per share – weighted-average shares	165	161	158

Basic and diluted loss per share	$(5.21)	$(4.74)	$(7.76)

For the years ended December 31, 2005, 2004 and 2003, approximately 78 million, 52 million and 31 million shares issuable upon conversion of the Company’s convertible notes or related to employee stock options and deferred stock were not added to the denominator because inclusion of such shares would be antidilutive or because the options’ exercise prices were greater than the average market price of the common shares.
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
American is the largest scheduled passenger airline in the world. At the end of 2005, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and Asia. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns two regional airlines, which do business as “American Eagle” - American Eagle Airlines, Inc. and Executive Airlines, Inc. The American Eagle® carriers provide connecting service from eight of American’s high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.

14. Segment Reporting (Continued)
Revenues from other segments are below the quantitative threshold for determining reportable segments and consist primarily of revenues from American Beacon Advisors, Inc. and Americas Ground Services, Inc. The difference between the financial information of the Company’s one reportable segment and the financial information included in the accompanying consolidated statements of operations and balance sheets as a result of these entities is not material.
The Company’s operating revenues by geographic region (as defined by the Department of Transportation) are summarized below (in millions):

	Year Ended December 31,
	2005	2004	2003
DOT Domestic	$13,245	$12,192	$12,687
DOT Latin America	3,568	3,115	2,477
DOT Atlantic	3,115	2,678	1,980
DOT Pacific	784	660	296

Total consolidated revenues	$20,712	$18,645	$17,440

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
15. Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2005 and 2004 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Operating revenues	$4,750	$5,309	$5,485	$5,168
Operating income (loss)	23	229	39	(384)
Net earnings (loss)	(162)	58	(153)	(604)
Earnings (loss) per share:
Basic	(1.00)	0.35	(0.93)	(3.49)
Diluted	(1.00)	0.30	(0.93)	(3.49)

2004
Operating revenues	$4,512	$4,830	$4,762	$4,541
Operating income (loss)	42	196	(27)	(355)
Net earnings (loss)	(166)	6	(214)	(387)
Earnings (loss) per share:
Basic	(1.03)	0.04	(1.33)	(2.40)
Diluted	(1.03)	0.03	(1.33)	(2.40)
The Company incurred certain charges in the fourth quarter of 2005 and 2004. For a further discussion of these charges, see Notes 2 and 3 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. During the quarter ending on December 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

/s/ Gerard J. Arpey Gerard J. Arpey
Chairman, President and Chief Executive Officer

/s/ James A. Beer James A. Beer
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders
AMR Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AMR Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that AMR Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMR Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. Our report dated February 22, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 22, 2006

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 17, 2006. Information concerning the executive officers is included in Part I of this report on page 23 and information concerning the Company’s code of ethics in included in Part I of this report on page 10.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 17, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in the
	and rights		and rights	first column)
Equity compensation plans approved by security holders	19,279,192		$25.70	7,196,684	**

Equity compensation plans not approved by security holders	39,773,837	*	$8.35	3,641,055	***

Total	59,053,029		$14.01	10,837,739

*	Represents 9,423,410 options granted under the Pilot Stock Option Plan and 30,350,427 options granted under the 2003 Employee Stock Incentive Plan (the ESIP). The Pilot Stock Option Plan and the ESIP were implemented in accordance with the rules of the New York Stock Exchange.

**	Includes 4,917,119 shares available for future grant under the 1998 Long Term Incentive Plan, as amended, and shares granted but not vested and issued under the following programs: 2,166,528 shares of deferred stock available for issue under the Career Equity Program and 113,037 shares available for issue under the 1994 Stock Incentive Plan for Directors.

***	Includes 3,641,055 shares available for future grant under the ESIP
See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.
The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 17, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 17, 2006.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	46

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	47

Consolidated Balance Sheets at December 31, 2005 and 2004	48-49

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	50

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003	51

Notes to Consolidated Financial Statements	52-79
(2)	The following financial statement schedule and Independent Auditors’ Report are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	95

Schedule II Valuation and Qualifying Accounts and Reserves	96
Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of AMR’s long-term debt agreements does not exceed 10 percent of AMR’s assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

Exhibit

3.1	Restated Certificate of Incorporation of AMR, incorporated by reference to AMR’s Registration Statement on Form S-4, file number 33-55191.

3.2	Bylaws of AMR Corporation, amended as of April 24, 2003, incorporated by reference to Exhibit 3.2 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

Exhibit

3.3	Amendments to the AMR Corporation Certificate of Incorporation, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.1	Compensation and Benefit Agreement relative to the retirement of Robert L. Crandall, between AMR and Robert L. Crandall, dated September 18, 1998, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.2	Description of informal arrangement relating to deferral of payment of directors’ fees, incorporated by reference to Exhibit 10(c)(11) to American’s Registration Statement No. 2-76709.

10.3	AMR Corporation 2004 Directors Unit Incentive Plan, as amended, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.4	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.5	Deferred Compensation Agreement, dated as of November 16, 2002 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.27 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.6	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.7	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.8	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and John W. Bachmann.

10.9	Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.10	Deferred Compensation Agreement, dated as of January 11, 2000, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15(a) to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.11	Changes to the Deferred Compensation Agreement, dated as of June 2, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.14 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.12	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.13	Deferred Compensation Agreement, dated as of November 14, 2002 between AMR and Edward A. Brennan incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2002.

Exhibit

10.14	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.11 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.15	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.14 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.16	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Edward A. Brennan.

10.17	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and David L. Boren, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.18	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.13 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.19	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.17 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.20	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and David L. Boren.

10.21	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.22	Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.23	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.24	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.25	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.26	Deferred Compensation Agreement, dated as of December 13, 2002 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.27	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.28	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2004.

Exhibit

10.29	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Armando M. Codina.

10.30	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.31	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.32	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.33	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Earl G. Graves.

10.34	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.35	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.36	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.31 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.37	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ann M. Korologos.

10.38	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.39	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.40	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.41	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Michael A. Miles.

10.42	Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.43	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

Exhibit

10.44	Deferred Compensation Agreement, dated as of November 15, 2002 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.45	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.46	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.47	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Philip J. Purcell.

10.48	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ray M. Robinson.

10.49	Deferred Compensation Agreement, dated as of January 14, 2002 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.50	Deferred Compensation Agreement, dated as of November 22, 2002 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.51	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.52	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.53	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Joe M. Rodgers, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.54	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Joe M. Rodgers.

10.55	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.56	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.57	Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.58	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 1999.

Exhibit

10.59	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.60	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.61	Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.62	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.63	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.64	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Judith Rodin.

10.65	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Matthew K. Rose.

10.66	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Matthew K. Rose.

10.67	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.68	Deferred Compensation Agreement, dated as of November 18, 2002 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.69	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.45 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.70	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.57 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.71	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Roger T. Staubach.

10.72	American Airlines, Inc. 2004 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.73	American Airlines, Inc. 2004 Annual Incentive Plan, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

Exhibit

10.74	American Airlines, Inc. 2005 Annual Incentive Plan, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated February 4, 2005.

10.75	American Airlines, Inc. 2006 Annual Incentive Plan, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated February 10, 2006.

10.76	Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.77	Current form of Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.78	Current form of 2003 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.79	Current form of 2004 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.80	Current form of 2005 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.81	Current form of 2003 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.82	Current form of 2004 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.83	Current form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.84	Career Performance Shares, Deferred Stock Award Agreement between AMR Corporation and Gerard J. Arpey dated as of July 25, 2005, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.85	Current form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.86	Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.87	Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.88	Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

Exhibit

10.89	Current form of Deferred Stock Award Agreement, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.90	Current form of Deferred Stock Award Agreement under the AMR 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.91	Current form of Deferred Unit Award Agreement, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.92	Form of 2005 Deferred Unit Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.93	AMR Corporation 2001 – 2003 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.52 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.94	AMR Corporation 2001 – 2003 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Program, as amended, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.95	AMR Corporation 2002 — 2004 Performance Share Plan for Officers and Key Employees under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.10 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.96	AMR Corporation 2002 — 2004 Performance Share Program Deferred Stock Award Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.97	AMR Corporation 2003 – 2005 Performance Unit Plan for Officers and Key Employees, as amended and restated, incorporated by reference to Exhibit 99.1 to AMR’s report on Form 8-K dated November 18, 2005.

10.98	AMR Corporation 2003 – 2005 Performance Unit Agreement, as amended and restated, incorporated by reference to Exhibit 99.2 to AMR’s report on Form 8-K dated November 18, 2005.

10.99	AMR Corporation 2004 – 2006 Performance Unit Plan for Officers and Key Employees, as amended and restated, incorporated by reference to Exhibit 99.3 to AMR’s report on Form 8-K dated November 18, 2005.

10.100	Form of AMR Corporation 2004 – 2006 Performance Unit Agreement, as amended and restated, incorporated by reference to Exhibit 99.4 to AMR’s report on Form 8-K dated November 18, 2005.

10.101	AMR Corporation 2005 – 2007 Performance Unit Plan for Officers and Key Employees, as amended and restated, incorporated by reference to Exhibit 99.5 to AMR’s report on Form 8-K dated November 18, 2005.

10.102	Form of 2005 – 2007 Performance Unit Agreement (with awards to executive officers noted), as amended and restated, incorporated by reference to Exhibit 99.6 to AMR’s report on Form 8-K dated November 18, 2005.

Exhibit

10.103	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.104	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Peter M. Bowler, dated May 21, 1998, incorporated by reference to Exhibit 10.63 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.105	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Daniel P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.106	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Monte E. Ford, dated November 15, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.107	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Henry C. Joyner, dated January 19, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.108	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Charles D. MarLett, dated May 21, 1998, incorporated by reference to Exhibit 10.70 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.109	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William K. Ris, Jr., dated October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.110	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Ralph L. Richardi dated September 26, 2002, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.111	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gary F. Kennedy dated February 3, 2003, incorporated by reference to Exhibit 10.55 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.112	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Robert W. Reding dated May 20, 2003, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.113	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and James A. Beer dated January 5, 2004, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.114	Employment agreement between AMR, American Airlines and William K. Ris, Jr. dated November 11, 1999, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.115	Employment agreement between AMR, American Airlines and Robert W. Reding dated May 21, 2003, incorporated by reference to Exhibit 10.94 to AMR’s report on Form 10-K for the year ended December 31, 2004.

Exhibit

10.116	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Jeffrey J. Brundage dated April 1, 2004, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.117	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended on October 15, 2002, incorporated by reference to Exhibit 10.60 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.118	Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., dated October 14, 2002, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.119	Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc Participating in the $uper $aver Plus Plan, incorporated by reference to Exhibit 10 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2005.

10.120	Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.121	Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc., incorporated by reference to Exhibit 10.99 to AMR’s report on Form 10-K for the year ended December 31, 2004. Confidential treatment was granted as to a portion of these agreements.

10.122	Letter Agreement between the Boeing Company and American Airlines, Inc. dated May 5, 2005, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005. Confidential treatment was granted as to a portion of this agreement.

10.123	Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this agreement.

10.124	Credit Agreement dated as of December 17, 2004, among American Airlines, Inc., AMR Corporation, the Lenders from time to time party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as Syndication Agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book-Running Managers, incorporated by reference to Exhibit 10.103 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.125	Directors Stock Equivalent Purchase Plan, incorporated by reference to Exhibit 10(g)(g) to AMR’s report on Form 10-K for the year ended December 31, 1989.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

21	Significant subsidiaries of the registrant as of December 31, 2005.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Gerard J. Arpey Gerard J. Arpey
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: February 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Gerard J. Arpey	/s/ James A. Beer

Gerard J. Arpey	James A. Beer
Director, Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John W. Bachmann	/s/ Philip J. Purcell

John W. Bachmann, Director	Philip J. Purcell, Director

/s/ David L. Boren	/s/ Ray M. Robinson

David L. Boren, Director	Ray M. Robinson, Director

/s/ Edward A. Brennan	/s/ Joe M. Rodgers

Edward A. Brennan, Director	Joe M. Rodgers, Director

/s/ Armando M. Codina	/s/ Judith Rodin

Armando M. Codina, Director	Judith Rodin, Director

/s/ Earl G. Graves	/s/ Matthew K. Rose

Earl G. Graves, Director	Matthew K. Rose, Director

/s/ Ann McLaughlin Korologos	/s/ Roger T. Staubach

Ann McLaughlin Korologos, Director	Roger T. Staubach, Director

/s/ Michael A. Miles Michael A. Miles, Director
Date: February 24, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AMR Corporation
We have audited the consolidated financial statements of AMR Corporation as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 22, 2006. Our audits also included Schedule II – Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Dallas, Texas
February 22, 2006

AMR CORPORATION
Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

		Changes
		charged to
	Balance	statement			Sales,	Balance
	at	of		Write-offs	retire-	at
	beginning	operations		(net of	ments	end of
	of year	accounts	Payments	recoveries)	and transfers	year
Year ended December 31, 2005
Allowance for obsolescence of inventories	$379	$31	$—	$—	$—	$410

Allowance for uncollectible accounts	59	6	—	(5)	—	60

Reserves for environmental remediation costs	62	(18)	(4)	—	—	40

Allowance for insurance receivable	22	(22)	—	—	—	—

Year ended December 31, 2004
Allowance for obsolescence of inventories	$428	$38	$—	$—	$(87)	$379

Allowance for uncollectible accounts	62	9	—	(12)	—	59

Reserves for environmental remediation costs	72	(2)	(8)	—	—	62

Allowance for insurance receivable	22	—	—	—	—	22

Year ended December 31, 2003
Allowance for obsolescence of inventories	450	71	—	—	(93)	428

Allowance for uncollectible accounts	66	14	—	(18)	—	62

Reserves for environmental remediation costs	92	(12)	(8)	—	—	72

Allowance for insurance receivable	12	10	—	—	—	22