Form 10-Q
period 2006-03-31
AMR CORP
filed 2006-04-20
CIK 6201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   x  Yes     No

Indicate by check mark whether the registrant is a large
accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large
accelerated filer" in Rule 12b-2 of the Exchange Act.
   x  Large Accelerated Filer      Accelerated Filer      Non-accelerated
                                                               Filer

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).   Yes  x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 189,388,036 shares as of April 14, 2006.








                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2006 and 2005

  Condensed  Consolidated  Balance  Sheets  --  March  31,  2006  and
  December 31, 2005

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2006 and 2005

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits


SIGNATURE











                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements


AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended March 31,
                                                   2006         2005
Revenues
  Passenger - American Airlines                $  4,244     $  3,841
            - Regional Affiliates                   569          451
  Cargo                                             186          183
  Other revenues                                    345          275
    Total operating revenues                      5,344        4,750

Expenses
  Wages, salaries and benefits                    1,729        1,644
  Aircraft fuel                                   1,473        1,097
  Other rentals and landing fees                    316          300
  Depreciation and amortization                     287          290
  Commissions, booking fees and
    credit card expense                             269          271
  Maintenance, materials and repairs                236          235
  Aircraft rentals                                  146          148
  Food service                                      124          125
  Other operating expenses                          649          617
    Total operating expenses                      5,229        4,727

Operating Income                                    115           23

Other Income (Expense)
  Interest income                                    53           36
  Interest expense                                 (261)        (235)
  Interest capitalized                                7           23
  Miscellaneous - net                                (6)          (9)
                                                   (207)        (185)

Loss Before Income Taxes                           (92)         (162)
Income tax                                           -             -
Net Loss                                       $   (92)     $   (162)


Basic and Diluted Loss Per Share               $ (0.49)     $  (1.00)








The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            March 31,      December 31,
                                               2006           2005
Assets
Current Assets
  Cash                                      $    144       $   138
  Short-term investments                       4,124         3,676
  Restricted cash and short-term
    investments                                  510           510
  Receivables, net                             1,073           991
  Inventories, net                               494           515
  Other current assets                           475           334
    Total current assets                       6,820         6,164

Equipment and Property
  Flight equipment, net                       14,785        14,843
  Other equipment and property, net            2,383         2,406
  Purchase deposits for flight equipment         228           278
                                              17,396        17,527

Equipment and Property Under Capital Leases
  Flight equipment, net                          856           916
  Other equipment and property, net              110           103
                                                 966         1,019

Route acquisition costs and airport
  operating and gate lease rights, net         1,188         1,194
Other assets                                   3,548         3,591
                                            $ 29,918      $ 29,495

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                          $  1,160      $  1,078
  Accrued liabilities                          2,210         2,388
  Air traffic liability                        4,189         3,615
  Current maturities of long-term debt         1,049         1,077
  Current obligations under capital leases       136           162
    Total current liabilities                  8,744         8,320

Long-term debt, less current maturities       12,292        12,530
Obligations  under  capital  leases,  less
   current obligations                           873           926
Pension and postretirement benefits            5,126         4,998
Other  liabilities,  deferred  gains   and
   deferred credits                            4,155         4,199

Stockholders' Equity (Deficit)
  Preferred stock                                  -             -
  Common stock                                   195           195
  Additional paid-in capital                   2,140         2,258
  Treasury stock                                (384)         (779)
  Accumulated other comprehensive loss          (958)         (979)
  Accumulated deficit                         (2,265)       (2,173)
                                              (1,272)       (1,478)
                                           $  29,918     $  29,495

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                               Three Months Ended March 31,
                                                 2006            2005

Net Cash Provided by Operating Activities      $  789          $  465

Cash Flow from Investing Activities:
  Capital expenditures                           (104)           (242)
  Net increase in short-term investments         (448)           (103)
  Net increase in restricted cash and short-
    term investments                                -              (5)
  Proceeds from sale of equipment and
    property                                        6               3
  Other                                             -               2
    Net cash used by investing activities        (546)           (345)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                            (364)            (235)
  Proceeds from:
    Issuance of long-term debt                      -              142
    Reimbursement from construction reserve
      account                                      48                -
    Exercise of stock options                      79                1
      Net cash used by financing activities      (237)             (92)

Net increase in cash                                6               28
Cash at beginning of period                       138              120

Cash at end of period                          $  144          $   148

















The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily
    indicative  of  results  of operations for  the  entire  year.   The
    condensed consolidated financial statements include the accounts  of
    AMR   Corporation  (AMR  or  the  Company)  and  its  wholly   owned
    subsidiaries,  including  (i)  its  principal  subsidiary   American
    Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

    Cargo fuel and security surcharge revenues of $32 million for the three months ended March 31, 2005 have been reclassified from Other revenues to Cargo revenues in the consolidated statement of operations to conform to the current year presentation.

2.  Under  the  1998  Long  Term Incentive Plan, as  amended  (the  1998
    LTIP), officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights (SARs), restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23,700,000 shares (after giving effect to a one-for-one stock dividend in 1998 and the dividend of shares of The Sabre Group, Inc. via a spin-off in 2000). The 1998 LTIP, the successor to the 1988 Long Term Incentive Plan (1988 LTIP), will terminate no later than May 21, 2008.

    In 2003, the Company established the 2003 Employee Stock Incentive Plan (the 2003 Plan) to provide, among other things, equity awards to employees as part of the 2003 restructuring process. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

    Options granted under the 1988 LTIP, 1998 LTIP and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from three to five years following the date of grant and expire no later than ten years from the date of grant. As of March 31, 2006, approximately 16.2 million options outstanding under the 1998 LTIP and the 2003 Plan had not vested.

    Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company's stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

    As a result of adopting SFAS 123(R), the Company's net loss for the three months ended March 31, 2006, was $11 million higher than if it had continued to account for share-based compensation under APB
    25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $(0.43) if the Company had not adopted SFAS 123(R), compared to the reported basic and diluted loss per share of $(0.49).

    Prior to January 1, 2006, the Company had adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and
    Disclosure." The following table illustrates the effect on net loss and loss per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts) for the three months ended March 31, 2005:


    Net loss, as reported                        $   (162)
    Add:  Stock-based employee compensation
        expense included in reported net loss           6
    Deduct:  Total stock-based employee
        compensation expense determined
        under fair value based methods for
        all awards                                    (21)
    Pro forma net loss                           $   (177)

    Loss per share:
    Basic and diluted  - as reported             $  (1.00)
    Basic and diluted  - pro forma               $  (1.09)


    On March 29, 2006, the AMR Board of Directors amended and restated the 2003-2005 Performance Share Plan for Officers and Key
    Employees, the 2004-2006 Performance Share Plan for Officers and Key Employees, and the 2004 Agreements for Deferred Shares (collectively, the Amended Plans). Before amendment, the plans allowed for settlement only in cash. The three Amended Plans permit settlement in a combination of cash and/or stock; however, the amendments did not impact the fair value of the obligations under the three Amended Plans. The Company anticipates using all currently available shares under the 1998 LTIP and the 2003 Plan to satisfy obligations under the three Amended Plans, but, based on current estimates, a portion of the obligations will be settled in cash. The Company will account for these obligations prospectively as a combination of liability and equity grants. In accordance with SFAS 123(R), the Company reclassified $187 million from Accrued liabilities to Additional paid-in capital on March 29, 2006, representing the vested portions of the current estimated fair value of obligations under all three of the Amended Plans that are expected to be settled with stock.

3.  As  of March 31, 2006, the Company had commitments to acquire one Boeing 777-200ER in the remainder of 2006 and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $51 million in 2006 and an aggregate of approximately $2.8 billion in 2011 through 2016. The Company has the ability to access pre-arranged backstop financing for the Boeing 777-200ER scheduled to be delivered in 2006.

4. Accumulated depreciation of owned equipment and property at March 31, 2006 and December 31, 2005 was $10.5 billion and $10.4 billion,
    respectively.   Accumulated amortization of equipment  and  property
    under capital leases was $1.1 billion at both March 31, 2006 and December 31, 2005.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5. As discussed in Note 8 to the consolidated financial statements in the 2005 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $25 million during the three months ended March 31, 2006 to $1.4 billion as of March 31, 2006.

6.  On March 27, 2006, American refinanced its bank credit facility.
    In general, the new credit facility adjusted the amounts borrowed under the senior secured revolving credit facility and the senior secured term loan facility, reduced the overall interest rate on the combined credit facility and favorably modified certain debt covenant requirements.

    The total amount of the credit facility is $773 million. The credit facility consists of a $325 million senior secured revolving credit facility and a $448 million senior secured term loan facility (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). The Term Loan Facility matures on December 17, 2010 and amortizes quarterly at a rate of $1 million. The Revolving Facility amortizes at a rate of $10 million quarterly through December 17, 2007 and has a final maturity of June 17, 2009.

    Advances under either facility can be made, at American's election, as LIBOR rate advances or base rate advances. Interest accrues at the LIBOR rate or base rate, as applicable, plus, in either case, the applicable margin. The applicable margin with respect to the Revolving Facility can range from 2.50 percent to 4.00 percent per annum in the case of LIBOR advances, and from 1.50 percent to 3.00 percent per annum in the case of base rate advances, depending upon the senior secured debt rating of the Credit Facility. Based on current ratings, the applicable margin with respect to the Revolving Facility is 3.50 percent per annum, in the case of LIBOR advances, and 2.50 percent per annum, in the case of base rate advances. The applicable margin with respect to the Term Loan Facility is 3.25 percent per annum in the case of LIBOR advances, and 2.25 percent per annum in the case of base rate advances. As of March 31, 2006, the Credit Facility had an effective interest rate of 8.29 percent.

    The Credit Facility continues to be secured by the same aircraft. The Credit Facility continues to require periodic appraisals of the current market value of the aircraft and requires that American pledge more aircraft or cash collateral if the loan amount equals more than 50% of the appraised value (after giving effect to sublimits for specified categories of aircraft). The Credit Facility also continues to be secured by all of American's existing route authorities between the United States and Tokyo, Japan, together with certain slots, gates and facilities that support the operation of such routes. In addition, AMR's guarantee of the Credit Facility continues to be secured by a pledge of all the outstanding shares of common stock of American.

    The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities which have a final maturity of at least 12 months after the date of determination, of not less than $1.25 billion. This requirement remains unchanged.

    In addition, the Credit Facility continues to contain a covenant (the EBITDAR Covenant) requiring AMR to maintain, for each period of four consecutive fiscal quarters ending on the dates indicated below, a minimum ratio of cash flow (defined as consolidated net income, before dividends, interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The minimum required ratios for the four quarter periods ending as of specified dates for both the previous credit facility and the refinanced Credit Facility are as set forth below:

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


         Four Quarter Period Ending     Original   Refinanced
                                        Credit     Credit
                                        Facility   Facility
                                        Cash Flow  Cash Flow
                                        Coverage   Coverage
                                        Ratio      Ratio
         March 31, 2006                 1.20:1.00  1.00:1.00
         June 30, 2006                  1.25:1.00  1.00:1.00
         September 30, 2006             1.30:1.00  1.10:1.00
         December 31, 2006              1.30:1.00  1.20:1.00
         March 31, 2007                 1.35:1.00  1.30:1.00
         June 30, 2007                  1.40:1.00  1.30:1.00
         September 30, 2007             1.40:1.00  1.35:1.00
         December 31, 2007              1.40:1.00  1.40:1.00
         March 31, 2008                 1.50:1.00  1.40:1.00
         June 30, 2008                  1.50:1.00  1.40:1.00
         September 30, 2008             1.50:1.00  1.40:1.00
         December 31, 2008              1.50:1.00  1.40:1.00
         March 31, 2009                 1.50:1.00  1.40:1.00
         June 30, 2009 (and each
            fiscal quarter thereafter)  1.50:1.00  1.50:1.00


  AMR and American were in compliance with the Liquidity Covenant and the EBITDAR Covenant as of March 31, 2006 and expect to be able to continue to comply with these covenants. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants.

  As of March 31, 2006, AMR had issued guarantees covering approximately $1.7 billion of American's tax-exempt bond debt and American had issued guarantees covering approximately $1.2 billion of AMR's unsecured debt. In addition, as of March 31, 2006, AMR and American had issued guarantees covering approximately $408 million of AMR Eagle's secured debt and AMR has issued guarantees covering an additional $2.7 billion of AMR Eagle's secured debt.

  The Company's 4.25 percent Senior Convertible Notes due 2023 have become convertible into shares of AMR common stock. As provided in the indenture under which the Notes were issued, the Notes became convertible because the sale price of AMR's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2006, was greater than 120 percent of the conversion price per share of AMR common stock. The Company's 4.50 percent Senior Convertible Notes due 2024 have not become convertible.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7. The following table provides the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 (in millions):

                                                         Other
                                                     Postretirement
                                Pension Benefits       Benefits
                               2006       2005      2006       2005

  Components of net periodic
   benefit cost

   Service cost               $  99     $   92      $   18     $   18
   Interest cost                161        152          47         50
   Expected return on assets   (168)      (165)         (4)        (3)
   Amortization of:
     Prior service cost           4          4          (2)        (2)
     Unrecognized net loss       20         13           1          -

   Net periodic benefit cost  $ 116     $   96      $   60     $   63

    The Company expects to contribute approximately $250 million to its defined benefit pension plans in 2006. This estimated contribution reflects the provisions of the Pension Funding Equity Act of 2004 which deferred (to 2006 and later plan years) a portion of the minimum required contributions that would have been due for the 2004 and 2005 plan years. Of the $250 million the Company expects to contribute to its defined benefit pension plans in 2006, the Company contributed $36 million during the three months ended March 31, 2006 and contributed $84 million on April 14, 2006.

8. As a result of the events of September 11, 2001, the depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the changes since December 31, 2005 in the remaining accruals for these charges (in millions):

                            Aircraft    Facility
                            Charges    Exit Costs    Total
    Remaining accrual
      at December 31,2005    $  152    $   36      $ 188
    Adjustments                  (8)       (7)       (15)
    Payments                     (8)        -         (8)
    Remaining accrual
      at March 31, 2006      $  136    $   29      $ 165


    Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9. The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended March 31, 2006 and 2005, comprehensive loss was $71 million and $117 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2006 and 2005 is due primarily to the accounting for the Company's derivative financial instruments.

    Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment, the Company determined that certain of its derivatives settling during the remainder of 2006 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on January 1, 2006, all subsequent changes in the fair value of those particular hedge contracts are being recognized directly in Miscellaneous-net rather than being deferred in Accumulated other comprehensive loss. Such amount is not expected to be material. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

10. The following table sets forth the computations of basic and diluted loss per share (in millions, except per share data):

                                          Three Months Ended March 31,
                                             2006            2005
   Numerator:
   Net loss - numerator for basic and
    diluted loss per share                $   (92)        $  (162)

   Denominator:
   Denominator for basic and diluted loss
    per share - weighted-average shares       186             161

   Basic and diluted loss per share       $ (0.49)        $ (1.00)


    For the three month periods ended March 31, 2006 and 2005, approximately 72 million shares issuable upon conversion of the Company's convertible notes or related to employee stock options, performance share plans, and deferred stock were not added to the denominator because inclusion of such shares would be antidilutive or because the options' exercise prices were greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook," "may," "will," "should," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the ability of the Company to generate additional revenues and significantly reduce its costs; changes in economic and other conditions beyond the Company's control, and the volatile results of the Company's operations; the Company's substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; continued high fuel prices and further increases in the price of fuel, and the availability of fuel; the fiercely competitive business environment faced by the Company, and historically low fare levels; competition with reorganized and reorganizing carriers; the Company's reduced pricing power; the Company's need to raise additional funds and its ability to do so on acceptable terms; changes in the Company's business strategy; government regulation of the Company's business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company's international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company's ability to retain key management personnel; potential failures or disruptions of the Company's computer, communications or other technology systems; changes in the price of the Company's common stock; and the ability of the Company to reach acceptable agreements with third parties. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Company's 2005 Form 10-K (see in particular
Item 1A "Risk Factors" in the 2005 Form 10-K).

Overview

The Company incurred a $92 million net loss in the first quarter of 2006 compared to a net loss of $162 million in the same period last year. The Company's first quarter 2006 results were impacted by the continuing increase in fuel prices, offset by an improvement in unit revenues (passenger revenue per available seat mile). The Company's first quarter 2005 results included a benefit of $69 million related to certain excise tax refunds - - $55 million of which was recorded in aircraft fuel expense and $14 million in interest income.

Fuel price increases resulted in a year-over-year increase of 51.9 cents per gallon for the first quarter (including the benefit of the
6.9 cents per gallon impact of the fuel excise tax refund in 2005 discussed above). This price increase negatively impacted fuel expense by $403 million (including the benefit of the $55 million fuel excise tax refund in 2005 discussed above) during the quarter based on AMR fuel consumption of 776 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.

Mainline passenger unit revenues increased 10.8 percent for the first quarter due to a 1.8 point load factor increase and an 8.2 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2005. Although load factor performance and passenger yield showed significant year-over-year improvement, passenger yield remains depressed by historical standards. The Company believes this depressed passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the U.S. Bankruptcy Code; other carriers that are better hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and, more recently, fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

The Company's ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company's control. Some of the risk factors that affect the Company's business and financial results are referred to under "Forward-Looking Information" above and are discussed in the Risk Factors listed in Item 1A (on pages 11-16) in the 2005 Form 10-K. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and to significantly reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis, or to become profitable, if the overall industry revenue environment does not continue to improve and fuel prices remain at historically high levels for an extended period.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2005 Form 10-K. As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as substantial pension funding obligations, the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft;
(ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and
(vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's and American's recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, the historically weak revenues and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

The Company's substantial indebtedness and other obligations could have important consequences. For example, they could: (i) limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained;
(ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes;
(iii) make the Company more vulnerable to economic downturns; (iv) limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants

American has a credit facility (the Credit Facility) consisting of a fully drawn $325 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a fully drawn $448 million term loan facility with a final maturity on December 17, 2010. The Credit Facility was recently refinanced as described in Note 6 to the condensed consolidated financial statements. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 1.00 to 1.00 for the four quarter period ending March 31, 2006 and will increase gradually to 1.50 to
1.00 for the four quarter period ending June 30, 2009 and for each four quarter period ending on each fiscal quarter thereafter. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of March 31, 2006 and expect to be able to continue to comply with these covenants. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations and otherwise adversely affect the Company.

Pension Funding Obligation

The Company expects to contribute approximately $250 million to its defined benefit pension plans in 2006. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004. Of the $250 million the Company expects to contribute to its defined benefit pension plans in 2006, the Company contributed $36 million during the three months ended March 31, 2006 and contributed $84 million on April 14, 2006.

Under Generally Accepted Accounting Principles, the Company's defined benefit plans were underfunded as of December 31, 2005 by $3.2 billion based on the Projected Benefit Obligation (PBO) and by $2.3 billion based on the Accumulated Benefit Obligation (ABO) (refer to Note 10 to the consolidated financial statements in the 2005 Form 10-K). The Company's funded status at December 31, 2005 under the relevant ERISA funding standard is similar to its funded status using the ABO methodology. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and, in particular, the impact of proposed legislation currently pending the reconciliation process of the U.S. Congress, the Company is not able to reasonably estimate its future required contributions beyond 2006. However, absent significant legislative relief or significant favorable changes in market conditions, or both, the Company could be required to fund in 2007 a majority of the underfunded balance under the relevant ERISA funding standard. Even with significant legislative relief (including proposed airline-specific relief), the Company's 2007 required minimum contributions are expected to be higher than the Company's 2006 contributions.

Cash Flow Activity

At March 31, 2006, the Company had $4.3 billion in unrestricted cash and short-term investments, an increase of $454 million from December 31, 2005. Net cash provided by operating activities in the three-month period ended March 31, 2006 was $789 million, an increase of $324 million over the same period in 2005 primarily due to an increase in the Air traffic liability. The Company contributed $36 million to its defined benefit pension plans in the first quarter of 2006 compared to $138 million during the first quarter of 2005.

Capital expenditures for the first three months of 2006 were $104 million and primarily included the acquisition of one Boeing 777-200ER aircraft and the cost of improvements at New York's John F. Kennedy airport (JFK). Substantially all of the Company's construction costs at JFK will be reimbursed through a fund established from a previous financing transaction.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

Revenues

The Company's revenues increased approximately $594 million, or 12.5 percent, to $5.3 billion in the first quarter of 2006 from the same period last year. American's passenger revenues increased by 10.5 percent, or $403 million, on approximately flat capacity (available seat mile) (ASM). American's passenger load factor increased 1.8 points to 77.2 percent while passenger yield increased by 8.2 percent to 12.85 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 10.8 percent to 9.93 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                             Three Months Ended March 31, 2006
                           RASM      Y-O-Y     ASMs       Y-O-Y
                          (cents)   Change    (billions)  Change

   DOT Domestic            10.09     13.8%      27.6      (2.2)%
   International            9.62      5.2       15.1       3.7
      DOT Latin America    10.46     10.9        7.7      (2.8)
      DOT Atlantic          9.06      0.7        5.5       7.1
      DOT Pacific           7.79     (3.6)       1.8      26.3

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional  Affiliates' passenger revenues, which are based on  industry standard proration agreements for flights connecting to American flights, increased $118 million, or 26.2 percent, to $569 million as a result of increased capacity, load factors and passenger yield. Regional Affiliates' traffic increased 20.8 percent to 2.3 billion revenue passenger miles (RPMs), while capacity increased 11.7 percent to 3.3 billion ASMs, resulting in a 5.2 point increase in the passenger load factor to 69.9 percent. Passenger yield increased 4.4 percent to 24.97 cents.

Cargo revenues increased 1.6 percent, or $3 million, to $186 million as a result of a $10 million increase in fuel surcharges offset by a
3.3 percent decrease in cargo ton miles.

Other revenues increased 25.5 percent, or $70 million, to $345 million due in part to increased third-party maintenance contracts obtained by the Company's maintenance and engineering group and increases in certain passenger fees.


Operating Expenses

The Company's total operating expenses increased 10.6 percent, or $502 million, to $5.2 billion in the first quarter of 2006 compared to the first quarter of 2005. American's mainline operating expenses per ASM in the first quarter of 2006 increased 10.3 percent to 10.81 cents compared to the first quarter of 2005. These increases are due primarily to a 38.4 percent increase in American's price per gallon of fuel in the first quarter of 2006 relative to the first quarter of 2005 (including the benefit of a $55 million fuel excise tax refund in
2005). The Company's operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and results of operations.

   (in millions)             Three Months
                                Ended          Change      Percentage
   Operating Expenses       March 31, 2006    from 2005     Change


   Wages, salaries and
     benefits                 $  1,729         $   85         5.2%
   Aircraft fuel                 1,473            376        34.3  (a)
   Other rentals and
     landing fees                  316             16         5.3
   Depreciation and
     amortization                  287             (3)       (1.0)
   Commissions, booking fees
     and credit card expense       269             (2)       (0.7)
   Maintenance, materials
     and repairs                   236              1         0.4
   Aircraft rentals                146             (2)       (1.4)
   Food service                    124             (1)       (0.8)
   Other operating expenses        649             32         5.2
     Total operating expenses $  5,229         $  502        10.6%

(a) Aircraft fuel expense increased primarily due to a 38.4 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 3.3 percent decrease in American's fuel consumption.

Other Income (Expense)

Interest expense increased $26 million due primarily to an increase in variable interest rates.

Income Tax Benefit

The Company did not record a net tax benefit associated with its first quarter 2006 and 2005 losses due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended March 31, 2006 and 2005.

                                                  Three Months Ended
                                                       March 31,
                                                  2006          2005
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)           33,015       32,327
    Available seat miles (millions)              42,752       42,854
    Cargo ton miles (millions)                      521          539
    Passenger load factor                          77.2%        75.4%
    Passenger  revenue yield per  passenger
      mile (cents)                                12.85        11.88
    Passenger  revenue per  available  seat
      mile (cents)                                 9.93         8.96
    Cargo revenue yield per ton mile (cents)      35.65        33.95
    Operating expenses per available seat mile,
      excluding Regional Affiliates (cents) (*)   10.81         9.80
    Fuel consumption (gallons, in millions)         705          729
    Fuel price per gallon (cents) (**)            189.0        136.6
    Operating aircraft at period-end                700          727

Regional Affiliates
    Revenue passenger miles (millions)            2,277        1,885
    Available seat miles (millions)               3,257        2,916
    Passenger load factor                          69.9%        64.7%

(*) Excludes $654 million and $583 million of expense incurred related to Regional Affiliates in 2006 and 2005, respectively.

(**) Includes the benefit of a $55 million fuel excise tax refund in 2005.

Operating aircraft at March 31, 2006, included:

American Airlines Aircraft                AMR Eagle Aircraft
Airbus A300-600R                34        Bombardier CRJ-700         25
Boeing 737-800                  77        Embraer 135                39
Boeing 757-200                 143        Embraer 140                59
Boeing 767-200 Extended Range   16        Embraer 145               108
Boeing 767-300 Extended Range   58        Super ATR                  41
Boeing 777-200 Extended Range   45        Saab 340B Plus             32
McDonnell Douglas MD-80        327           Total                  304
 Total                         700


The  average  aircraft age for American's and AMR Eagle's aircraft  is
13.2 years and 6.5 years, respectively.

Of the operating aircraft listed above, seven operating leased Saab 340B Plus aircraft were in temporary storage as of March 31, 2006. In addition, the Company decided in the first quarter to temporarily store 27 MD-80 aircraft subsequent to March 31, 2006. Consistent with the previously announced 2006 capacity plan, these aircraft are not required for current operations due to efficiency initiatives implemented by the Company. As of the date of this Form 10-Q, 15 of the 27 aircraft had been temporarily stored.

Owned and leased aircraft not operated by the Company at March 31, 2006, included:

 American Airlines Aircraft                 AMR Eagle Aircraft
Boeing 777-200 Extended Range      1        Embraer 145                10
Boeing 767-200                     2        Saab 340B/340B Plus        45
Boeing 767-200 Extended Range      2         Total                     55
Fokker 100                         4
McDonnell Douglas MD-80           27
 Total                            36


American leased its Boeing 777-200ER not operated by the Company to The Boeing Company for a period of up to twelve months beginning in December 2005.

AMR Eagle leased its 10 owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

Outlook

The Company currently expects second quarter 2006 mainline unit costs to increase more than seven percent year over year and full year 2006 mainline unit costs to increase approximately five percent year over year.

Capacity for American's mainline jet operations is expected to decline about one percent in the second quarter of 2006 compared to the second quarter of 2005 and also in the full year 2006 compared to 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's 2005 Form 10-K. The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the March 31, 2006 cost per gallon of fuel. Based on projected 2006 and 2007 fuel usage through March 31, 2007, such an increase would result in an increase to aircraft fuel expense of approximately $549 million in the twelve months ended March 31, 2007, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2006, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2006 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $528 million in the twelve months ended December 31, 2006, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2005. The change in market risk is primarily due to the increase in fuel prices.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment, the Company determined that certain of its derivatives settling during the remainder of 2006 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on January 1, 2006, all subsequent changes in the fair value of those particular hedge contracts are being recognized directly in Miscellaneous-net rather than being deferred in Accumulated other comprehensive loss. Such amount is not expected to be material. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

As of March 31, 2006, the Company had effective hedges, including option contracts and collars, covering approximately 15 percent of its estimated remaining 2006 fuel requirements and an insignificant amount of its estimated fuel requirements thereafter. The consumption hedged for the remainder of 2006 is capped at an average price of approximately $58 per barrel of crude oil. A deterioration of the Company's financial position could negatively affect the Company's ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. During the quarter ending on March 31, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR, American, AMR Eagle, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc.
v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs;
(2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs sought to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees and costs. On February 24, 2005, the court decertified the class. The claims against Airlines Reporting Corporation have been dismissed, and in September 2005, the Court granted Summary Judgment in favor of the Company and all other defendants. Plaintiffs have filed an appeal to the United States Court of Appeals for the Ninth Circuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies, which could have a material adverse impact on the Company.

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case against certain airline defendants and Orbitz LLC. (Tam Travel et. al., v. Delta Air Lines et. al., in
the United States District Court for the Northern District of California - San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (6 agencies)). Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. These cases have been consolidated in the United States District Court for the Northern District of Ohio, Eastern Division. American is vigorously defending these lawsuits. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have a material adverse impact on the Company.

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

On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the Union which represents the Company's flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American's flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements the Company successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the Union and American relating to the RPA and the ratification vote on the RPA by individual Union members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA's Constitution and By-laws, violation by the Union of its duty of fair representation to its members, violation by the Company of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against the Company, all but one of the LMRDA claims against the APFA , and the claimed violations of RICO. This leaves the claimed violations of the RLA and the duty of fair representation against the Company and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of the union constitution). Although the Company believes the case against it is without merit and both the Company and the Union are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the "DOJ") served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. The Company intends to cooperate fully with these investigations. In the event that these investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company.

Approximately 25 purported class action lawsuits (Animal Land, Inc. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 17, 2006; Joan Adams v. British Airways et al. filed in the United States District Court for the Eastern District of New York on February 22, 2006; Rock
International Transport v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 24, 2006; Helen's Wooden Crafting Co. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 24, 2006; ABM Int'l, Inc. v. Ace Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on February 28, 2006; Blumex USA, Inc. v. Air Canada et al. filed in the United States District Court for the Northern District of Illinois on March 1, 2006; Mamlaka Video v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on March 3, 2006; Spraying Systems Co. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on March 3, 2006; Mitchell Spitz v. Air France-KLM et al. filed in the United States District Court for the Eastern District of New York on March 6, 2006; JCK Industries, Inc. v. British Airways, PLC et al. filed in the United States District Court for the Eastern District of New York on March 6, 2006; Marc Seligman v. Air Canada et al. filed in the United States District Court for the Southern District of Florida on March 6, 2006; CID Marketing and Promotion Inc. v. AMR Corporation et al. filed in the United States District Court for the Eastern District of Pennsylvania on March 7, 2006; Lynn Culver v. Air Canada et al. filed in the United States District Court for the District of Columbia on March 8, 2006; JSL Carpet Corp. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on March 10, 2006; Y. Hata & Co, Ltd. v. Air France-KLM et al. filed in the United States District Court for the Northern District of California on March 13, 2006; FTS International Express v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on March 15, 2006; Thule, Inc. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on March 28, 2006; Rosetti Handbags and Accessories, Ltd. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on March 31, 2006; W.I.T. Entertainment Inc. v. AMR Corporation et al. filed in the United States District Court for the Southern District of Florida on April 3, 2006; Jeff Rapps v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on April 7, 2006; Funke Design Build, Inc. v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on April 7, 2006; Sul-American Export Inc. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on April 7, 2006; La Regale Ltd. v. British Airways PLC et al. filed in the Untied States District Court for the Eastern District of New York on April 12, 2006; J.A. Transport Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 12, 2006; and Caribe Air Cargo, Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 13, 2006) have been filed against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases are expected to be consolidated in an as yet undetermined court together with approximately 33 other class action lawsuits in which the Company has not been named as a defendant. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

Item 5.  Other Information

American has announced a pay plan, funded at 1.5 percent of base salaries, for all American employees on U.S. payroll, to be effective May 1, 2006. On April 19, 2006, the Board approved 1.5 percent increases in the base salaries for officers (including the executive officers of AMR and American), to be effective May 1, 2006.

On April 19, 2006, the Board of Directors of the Company revised its Governance Policies (the "Policies"), so that beginning with the election of directors at the Corporation's annual meeting in 2007, any nominee for director who receives a greater number of votes "WITHHELD" than votes "FOR" (a "Majority Withheld Vote") in an uncontested election will be required to promptly tender his or her resignation to the Nominating / Corporate Governance Committee of the Board. The Nominating / Corporate Governance Committee will consider the best interests of the Company and its stockholders and recommend to a committee of independent directors of the Board whether to accept the tendered resignation or to take some other action. This committee of the Board, composed only of those directors who did not receive a Majority Withheld Vote, will consider the Nominating / Corporate Governance Committee's recommendation and take action within 90 days following the uncontested election. Thereafter, the committee's decision and an explanation of how the decision was reached will be publicly disclosed. If one or more members of the Nominating / Corporate Governance Committee receive a Majority Withheld Vote, then the Board will create a special committee of independent directors who did not receive a Majority Withheld Vote to consider the resignation offers of all directors receiving a Majority Withheld Vote and determine whether to accept the tendered resignation(s) or to take some other action and promptly disclose their decision. Any director who receives a Majority Withheld Vote and tenders his or her resignation will not participate in the committee determination, unless the only directors who did not receive a Majority Withheld Vote in the same election constitute three or fewer independent directors.

The foregoing is a summary of the director resignation procedure. The entire procedure is set forth in Section 18 of the Policies, which is available on the Company's Investor Relations website located at www.aa.com/investorrelations by clicking on the "Corporate Governance" link. The Policies are also available in print to any stockholder who so requests. Such a request should be sent to the Corporate Secretary at the following address:

                            AMR Corporation
                          Corporate Secretary
                       P.O. Box 619696, MD 5675
      Dallas/Fort Worth International Airport, Texas  75261-9616


Item 6.  Exhibits

The following exhibits are included herein:

10     Amended and Restated Credit Agreement Dated March 27, 2006

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2005.

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


                             AMR CORPORATION




Date:  April 20, 2006        BY: /s/ Thomas W. Horton
                             Thomas W. Horton
                             Executive Vice President and Chief
                             Financial Officer
                             (Principal Financial and Accounting Officer)