Form 10-K/A
period 2005-12-31
AMR CORP
filed 2006-07-17
CIK 6201

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                      ___________________________

                              Form 10-K/A
                           (Amendment No. 1)

    x  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934
              For the fiscal year ended December 31, 2005

   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934


                    Commission File Number:  1-8400
                            AMR Corporation
        (Exact name of registrant as specified in its charter)

           Delaware                              75-1825172
(State or other jurisdiction of                (IRS Employer
incorporation or organization)             Identification Number)
                        4333 Amon Carter Blvd.
                        Fort Worth, Texas 76155
     (Address of principal executive offices, including zip code)

                            (817) 963-1234
         (Registrant's telephone number, including area code)
                    ______________________________

      Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                Name of Exchange on Which Registered
Common Stock, $1 par value per share      New York Stock Exchange
   9.00% Debentures due 2016              New York Stock Exchange
7.875% Public Income Notes due 2039       New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act:
                                 None
                    ______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
x Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  Yes    x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   x  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in
Rule 12b-2 of the Exchange Act.
x Large Accelerated Filer    Accelerated Filer    Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).   Yes  x No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $2.0 billion. As of February 17, 2006, 186,117,892 shares of the registrant's common stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006.


                           EXPLANATORY NOTE


In response to comments raised by the Staff of the Securities and Exchange Commission, this Form 10-K/A (Amendment No. 1) is being filed by AMR Corporation (the Company) to supplement the Company's description of its decision to change the depreciable lives of certain of its aircraft types in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in the Form 10-K for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on February 24, 2006.

As the amendment only relates to Item 7, MD&A, the previously issued consolidated financial statements and footnotes thereto are unchanged. No attempt has been made in this Form 10-K/A to modify or update disclosures in the original report on Form 10-K (original Form 10-K) except as required to address the additional description of the change in depreciable lives. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-K with the Securities and Exchange Commission on February 24, 2006. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete text of Item 7, MD&A, is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-K. The only changes to the text in Item 7 of the original Form 10-K are as follows:

  - The paragraph under Results of Operations (page 33 of the original Form 10-K) was amended to detail the location of additional description related to the change in depreciable lives of the Company's aircraft.

  - A paragraph was added to Result of Operations (page 33 of the original Form 10-K).

  - Three paragraphs were added to the Critical Accounting Policies discussion of Long-lived assets (page 40 of the original Form 10-K).



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The discussions under Business, Risk Factors, Properties and Legal Proceedings and the following discussions under Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook," "may," "will," "should," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the
Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. The Risk Factors listed in Item 1A, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.

Overview

The Company has incurred very large operating and net losses during the past five years, as shown in the following table:
                             Year ended December 31,
(in millions)      2005        2004       2003       2002        2001

Operating loss     $ (93)      $(144)     $  (844)   $(3,300)    $(2,470)
Net loss            (861)       (761)      (1,228)    (3,511)     (1,762)


These losses reflect, among other things, a substantial decrease in the Company's revenues in 2001 and 2002. This revenue decrease was primarily driven by (i) a steep fall-off in the demand for air travel, particularly business travel, primarily caused by weakness in the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers (especially business travelers), increasing competition from LCCs, and the use of the Internet and (iii) the aftermath of the Terrorist Attacks, which accelerated and exacerbated the trend of decreased demand and reduced industry revenues. Subsequent to 2002, passenger traffic significantly improved, reflecting a general economic improvement. In 2005, mainline passenger load factor increased 3.8 points year-over-year to
78.6 percent. In addition, mainline passenger revenue yield began rebounding in 2005 and increased 4.0 percent year-over-year. However, passenger revenue yield remains depressed by historical standards. The Company believes this depressed passenger yield is the result of its reduced pricing power resulting from the factors listed in clause
(ii) above, and other factors, which the Company believes will persist indefinitely and possibly permanently.


The Company's 2004 and 2005 financial results were also adversely affected by significant increases in the price of jet fuel. The average price per gallon of fuel increased 33.9 cents from 2003 to 2004 and 51.9 cents from 2004 to 2005. These price increases negatively impacted fuel expense by $1.1 billion and $1.7 billion in 2004 and 2005, respectively. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and its results of operations.

In response to the challenges faced by the Company, during the past five years the Company has implemented several restructuring and other initiatives:

- Following the Terrorist Attacks, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs.

- In 2002, the Company announced a series of initiatives to reduce its annual costs by $2 billion. These initiatives involved: (i) scheduling efficiencies, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight
  product    changes,    (vi)   operational    changes    and    (vii)
  headquarters/administration efficiencies.   As  a  result  of  these
  initiatives,  the Company reduced an estimated 7,000 jobs  by  March
  2003.

- In February 2003, American asked its employees for approximately
  $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions (the Labor Agreements) and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The Labor Agreements and Management Reductions resulted in an estimated $1.8 billion in annual savings and included a workforce reduction of approximately 9,300 jobs. In addition, the Company and American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements), resulting in an estimated $200 million in annual cost savings. Generally, under the terms of these Vendor Agreements, the Company or American received the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

- Subsequent to the April 2003 Labor Agreements and Management Reductions, the Company announced the Turnaround Plan. The Turnaround Plan is the Company's strategic framework for returning to sustained profitability and emphasizes: (i) lower costs, (ii) an increased focus on what customers' truly value and are prepared to pay for, (iii) increased union and employee involvement in the operation of the Company and (iv) the need for a more sound balance sheet and financial structure.

- Subsequent to the announcement of the Turnaround Plan, the Company has worked with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. These initiatives included: (i) the return of under-used gate space and the consolidation of terminal space, (ii) the de-peaking of its hub at Miami, the reduction in the size of its St. Louis hub and the simplification of its domestic operations, (iii) the acceleration of the retirement of certain aircraft and the cancellation or deferral of aircraft deliveries, (iv) the improvement of aircraft utilization across its fleet and an increase in seating density on certain fleet types, (v) the sale of certain non-core assets, (vi) the expansion of its international network, where the
  Company   believes  that  higher  revenue  generating  opportunities currently exist, (vii) the implementation of an on-board food purchase program and new fees for ticketing and baggage services, (viii) lower distribution costs, (ix) the implementation of fuel conservation initiatives, (x) the increase in third-party maintenance contracts obtained by the Company's Maintenance and Engineering group, (xi) upgrading of flight navigation systems to provide more direct routings and (xii) numerous other initiatives.

- As part of its effort to build greater employee involvement, the Company has sought to make its labor unions and its employees its business partners in working for continuous improvement under the Turnaround Plan. Among other things, the senior management of the Company meets regularly with union officials to discuss the Company's
  financial  results  as  well  as the competitive  landscape.   These
  discussions include (i) the Company's own cost reduction and revenue enhancement initiatives, (ii) a review of initiatives, in-place or contemplated, at other airlines and the impact of those initiatives on the Company's competitive position, and (iii) benchmarking the Company's revenues and costs against what would be considered "best in class" (the Company's Performance Leadership Initiative).


These initiatives have significantly improved the Company's cost structure and resulted in the Company achieving what the Company believes to be the lowest unit costs of the traditional carriers in 2004. However, a significant number of the Company's competitors have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code, including Delta, United, US Airways and Northwest. These competitors are significantly reducing their cost structures through bankruptcy, resulting in the Company's cost structure once again becoming less competitive.

The Company's ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company's control. Some of the risk factors that affect the Company's business and financial results are discussed in the Risk Factors listed in Item 1A. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and significantly reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis, or to become profitable, if the overall industry revenue environment does not continue to improve and fuel prices remain at historically high levels for an extended period.


LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments and Restricted Assets

At December 31, 2005, the Company had $3.8 billion in unrestricted cash and short-term investments and $510 million in restricted cash and short-term investments.

Significant Indebtedness and Future Financing

Substantial indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A. During 2003, 2004 and 2005, in addition to refinancing its Credit Facility and certain debt with an institutional investor (see Note 6 to the consolidated financial statements), the Company raised an aggregate of approximately $4.5 billion of financing to fund capital commitments (mainly for aircraft and ground properties) and operating losses and to bolster its liquidity. As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as substantial pension funding obligations (refer to Contractual Obligations in this
Item 7), the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's
Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft, (ii) debt secured by new aircraft deliveries, (iii) debt secured by other assets, (iv) securitization of future operating receipts, (v) the sale or monetization of certain assets, (vi) unsecured debt and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's and American's recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, historically weak revenues and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

Credit Ratings

AMR's and American's credit ratings are significantly below investment grade. Additional reductions in AMR's or American's credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.

Credit Facility Covenants

American has a credit facility consisting of a fully drawn $540 million senior secured revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $248 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). American's obligations under the Credit Facility are guaranteed by AMR.


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

Cash Flow Activity

The Company, or its subsidiaries, recorded the following debt (1) during the year ended December 31, 2005 (in millions):

  JFK Facilities Sublease Revenue Bonds, net (2)           $ 491
  Sale and leaseback of spare engines                        133
  Re-marketing of DFW-FIC Revenue Refunding Bonds,
    Series 2000A,maturing 2029                               198
  Various debt agreements related to the purchase of
    regional jet aircraft, net                               319


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


The  Company's cash flow from operating activities improved  in  2005.
Net cash provided by operating activities during the year ended December 31, 2005 was $1.0 billion, an increase of $307 million over 2004, due primarily to an improved revenue environment.

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


Contractual Obligations

The   following   table  summarizes  the  Company's  obligations   and
commitments as of December 31, 2005 (in millions):
                               Payments Due by Year(s) Ended December 31,
                                                       2007    2009
                                                       and     and      2011 and
 Contractual Obligations              Total    2006    2008    2010     Beyond


Operating lease payments for
 aircraft and facility obligations 1 $ 12,217  $ 1,065 $ 2,012 $ 1,687  $ 7,453
 Firm aircraft commitments 2            2,895      102       -       -    2,793
 Capacity purchase agreements 3           237       90     129      18        -
 Long-term debt 4                      20,644    1,924   3,472   4,108   11,140
 Capital lease obligations              1,804      263     432     315      794
Other purchase obligations 5            1,563      376     420     307      460
Other long-term liabilities 6,7         2,234      196     407     433    1,198

Total obligations and commitments    $ 41,594  $ 4,016 $ 6,872 $ 6,868  $23,838


        1 Certain special facility revenue bonds issued by municipalities - which are supported by operating leases executed by American - are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table under their ultimate maturity date rather than their mandatory tender provision date. See Note 5 to the consolidated financial statements for additional information.
        2 As of December 31, 2005, the Company had commitments to acquire two Boeing 777-200ERs in 2006; and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. The Company has pre-arranged backstop financing available for the aircraft scheduled to be delivered in 2006.
        3 The table reflects minimum required payments under capacity purchase contracts between American and two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines Inc. If the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019. These lease obligations are not included in the table above. See
           Note 4 to the consolidated financial statements for additional information.
        4 Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2005.


        5 Includes noncancelable commitments to purchase goods or services, primarily construction related costs at JFK
           and    information    technology   related    support.
           Substantially all of the Company's construction costs at JFK will be reimbursed through a fund established from a previous financing transaction. The Company has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these
           estimates.   Substantially  all   of   the   Company's
           purchase  orders  issued for other  purchases  in  the
           ordinary   course   of  business  contain   a   30-day
           cancellation clause that allows the Company to cancel an order with 30 days notice.

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

Pension Obligations In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). The Company's estimated 2006 contributions to its defined benefit pension plans are approximately $250 million. This estimate reflects the provisions of the Pension Funding Equity Act of 2004. (The effect of the Pension Funding Equity Act was to defer to later years a portion of the minimum required contributions that would otherwise have been due for the 2004 and 2005 plan years.)

Under Generally Accepted Accounting Principles, the Company's defined benefit plans are underfunded as of December 31, 2005 by $3.2 billion based on the Projected Benefit Obligation (PBO) and by $2.3 billion based on the Accumulated Benefit Obligation (ABO) (refer to Note 10 to the consolidated financial statements). The Company's funded status at December 31, 2005 under the relevant ERISA funding standard is similar to its funded status using the ABO methodology. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and, in particular, the impact of proposed legislation currently pending the reconciliation process of the U.S. Congress, the Company is not able to reasonably estimate its future required contributions beyond 2006. However, absent significant legislative relief or significant favorable changes in market conditions, or both, the Company could be required to fund in 2007 a majority of the underfunded balance under the relevant ERISA funding standard. Even with significant legislative relief (including proposed airline-specific relief), the Company's 2007 required minimum contributions are expected to be higher than the Company's 2006 contributions.

Results of Operations

The Company incurred an $861 million net loss in 2005 compared to a net loss of $761 million in 2004. The Company's 2005 results were impacted by the continuing increase in fuel prices and certain other costs, offset by an improvement in revenues; a $108 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types described below, in Critical Accounting Policies in this Item 7, and in Note 1 to the consolidated financial statements; and productivity improvements and other cost reductions resulting from progress under the Turnaround Plan. The Company's 2005 results were also impacted by a $155 million aircraft charge, a $73 million facility charge, an $80 million charge for the termination of a contract, a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. All of these amounts are included in Other operating expenses in the consolidated statement of operations, except for a portion of the facility charge which is included in Other rentals and landing fees. Also included in the 2005 results was a $69 million fuel tax credit. Of this amount, $55 million is included in Aircraft fuel expense and $14 million is included in Interest income in the consolidated statement of operations. The Company's 2004 results include a $146 million gain on the sale of the Company's remaining investment in Orbitz that is included in Miscellaneous, net in the consolidated statement of operations and net restructuring charges of $11 million included in Other operating expenses in the consolidated statement of operations. In addition, the Company did not record a tax benefit associated with its 2005 or 2004 losses.


Although the Company is currently receiving a depreciation expense benefit from the change in estimate of depreciable lives discussed above, the Company's operating expenses excluding depreciation will likely be higher than operating new aircraft during the extended life of the MD-80 aircraft. For example, based on current estimates, the Company's MD-80 aircraft consume more fuel and incur higher maintenance expense than a new aircraft that requires minimal maintenance during the first several years of operation.

Revenues
2005 Compared to 2004 The Company's revenues increased approximately $2.1 billion, or 11.1 percent, to $20.7 billion in 2005 compared to 2004. American's passenger revenues increased by 10.6 percent, or $1.6 billion, on a capacity (available seat mile) (ASM) increase of 1.2 percent. American's passenger load factor increased
3.8 points to 78.6 percent and passenger revenue yield per passenger mile increased 4.0 percent to 12.01 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 9.3 percent to 9.43 cents. In 2005, American derived approximately 65 percent of its passenger revenues from domestic operations and approximately 35 percent from international operations. Following is additional information regarding American's domestic and international RASM and capacity:

                           Year Ended December 31, 2005
                        RASM      Y-O-Y     ASMs         Y-O-Y
                       (cents)   Change    (billions)    Change


   DOT Domestic          9.37     10.6 %       115       (2.3)%
   International         9.56      6.6          61        8.6
     DOT Latin America   9.48      7.9          30        6.0
     DOT Atlantic       10.08      9.0          24        6.7
     DOT Pacific         8.12     (7.7)          7       30.1

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional  Affiliates' passenger revenues, which are based on  industry standard proration agreements for flights connecting to American flights, increased $272 million, or 14.5 percent, to $2.1 billion as a result of increased capacity and load factors. Regional Affiliates' traffic increased 22.8 percent to 8.9 billion revenue passenger miles
(RPMs), while capacity increased 17.3 percent to 12.7 billion ASMs, resulting in a 3.2 point increase in passenger load factor to 70.4 percent.

Cargo revenues decreased 0.5 percent, or $3 million, primarily due to a 0.5 percent decrease in cargo revenue yield per ton mile. However, the cargo division saw a $49 million increase in fuel surcharges and other service fees. These amounts are included in Other revenues which are discussed below.

Other revenues increased 18.3 percent, or $205 million, to $1.3 billion due in part to increased cargo fuel surcharges, increased third-party maintenance contracts obtained by the Company's maintenance and engineering group and increases in certain passenger fees.


2004 Compared to 2003 The Company's revenues increased approximately $1.2 billion, or 6.9 percent, to $18.6 billion in 2004 compared to 2003. American's passenger revenues increased by 4.8 percent, or $689 million, on a capacity (available seat mile) (ASM) increase of 5.3 percent. American's passenger load factor increased
2.0 points to 74.8 percent while passenger revenue yield per passenger mile decreased by 3.1 percent to 11.54 cents. This resulted in a decrease in passenger revenue per available seat mile (RASM) of 0.5 percent to 8.63 cents. In 2004, American derived approximately 66 percent of its passenger revenues from domestic operations and approximately 34 percent from international operations. Following is additional information regarding American's domestic and international RASM and capacity:
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


Regional  Affiliates' passenger revenues, which are based on  industry standard proration agreements for flights connecting to American flights, increased $357 million, or 23.5 percent, to $1.9 billion as a result of increased capacity and load factors. Regional Affiliates' traffic increased 32.0 percent to 7.3 billion revenue passenger miles
(RPMs), while capacity increased 26.0 percent to 10.8 billion ASMs, resulting in a 3.0 point increase in passenger load factor to 67.2 percent.

Cargo revenues increased 12.0 percent, or $67 million, primarily due to a 10.2 percent increase in cargo ton miles.


Operating Expenses
2005 Compared to 2004 The Company's total operating expenses increased 10.7 percent, or $2.0 billion, to $20.8 billion in 2005 compared to 2004. American's mainline operating expenses per ASM in 2005 increased 7.9 percent compared to 2004 to 10.50 cents. This increase in operating expenses per ASM is due primarily to a 42.1 percent increase in American's price per gallon of fuel (net of the impact of a fuel tax credit and fuel hedging) in 2005 relative to 2004.

   (in millions)                 Year ended
   Operating Expenses            December 31,  Change       Percentage
                                     2005      from 2004      Change

   Wages, salaries and benefits   $ 6,755        $   36         0.5 %
   Aircraft fuel                    5,615         1,646        41.5    (a)
   Other rentals and landing fees   1,262            75         6.3
   Depreciation and amortization    1,164         (128)       (9.9)    (b)
   Commissions, booking fees
     and credit card expense        1,113             6         0.5
   Maintenance,materials
     and repairs                      989            18         1.9
   Aircraft rentals                   591          (18)       (3.0)
   Food service                       507          (51)       (9.1)
   Other operating expenses         2,809           432        18.2    (c)
   Total operating expenses       $20,805        $2,016        10.7 %

(a) Aircraft fuel expense increased primarily due to a 42.1 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 2.2 percent decrease in American's fuel consumption.
(b) Effective January 1, 2005, in order to more accurately reflect the expected useful lives of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $108 million during the year and the per share net loss was $0.65 less than it otherwise would have been.
(c) Other operating expenses increased due to a $155 million charge for the retirement of 27 MD-80 aircraft, facilities charges of $56 million as part of the Company's restructuring initiatives and an $80 million charge for the termination of an airport construction contract. These charges were somewhat offset by a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. The account was also impacted by an increase in communications charges of $53 million year-over-year due to increased international flying and higher rates.


2004  Compared  to  2003    The  Company's  total  operating  expenses
increased 2.8 percent, or $505 million, to $18.8 billion in 2004 compared to 2003. American's mainline operating expenses per ASM in 2004 decreased 4.1 percent compared to 2003 to 9.73 cents. This decrease in operating expenses per ASM is due primarily to American's cost savings initiatives and occurred despite the benefit in 2003 of the receipt of a grant from the U.S. government and a 38.5 percent increase in American's price per gallon of fuel (net of the impact of fuel hedging) in 2004 relative to 2003.

   (in millions)                 Year ended
   Operating Expenses            December 31,  Change       Percentage
                                     2004      from 2003      Change

   Wages,salaries and benefits    $ 6,719       $ (545)        (7.5) %    (a)
   Aircraft fuel                    3,969         1,197         43.2      (b)
   Other rentals and landing fees   1,187            14          1.2
   Depreciation and amortization    1,292          (85)        (6.2)
   Commissions, booking  fees
     and credit card expense        1,107            44          4.1
   Maintenance, materials
     and repairs                      971           111         12.9      (c)
   Aircraft rentals                   609          (78)       (11.4)      (d)
   Food service                       558          (53)        (8.7)
   Other operating expenses         2,377         (458)       (16.2)      (e)
   U.S. government grant                -           358          NM       (f)
   Total operating expenses       $18,789       $   505         2.8 %

(a) Wages, salaries and benefits decreased due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, discussed in the Company's 2003 Form 10-K, which became effective in the second quarter of 2003. This decrease was offset to some degree by increased headcount related to capacity increases.
(b) Aircraft fuel expense increased due to a 38.7 percent increase in the Company's price per gallon of fuel (net of the impact of fuel hedging) and a 3.3 percent increase in the Company's fuel consumption.
(c) Maintenance, materials and repairs increased primarily due to increased aircraft utilization, the benefit from retiring aircraft subsiding and increases in contractual rates in certain flight hour agreements for outsourced aircraft engine maintenance.
(d) Aircraft rentals decreased primarily due to the removal of leased aircraft from the fleet in the second half of 2003 as part of the Company's restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases in the second quarter of 2003.
(e) Included in this amount are restructuring charges for 2004 which included (i) the reversal of reserves previously established for aircraft return costs of $20 million, facility exit costs of $21 million and employee severance of $11 million, (ii) $21 million in aircraft charges and (iii) $42 million in employee charges. Restructuring charges for 2003 included approximately (i) $341 million in aircraft charges offset by a $20 million credit to adjust prior accruals, (ii) $92 million in employee charges, (iii) $62 million in facility exit costs and a (iv) $68 million gain resulting from a transaction involving 33 of the Company's Fokker 100 aircraft and related debt.
(f) U.S. government grant for 2003 reflects the reimbursement of security service fees from the U.S. government under the Emergency Wartime Supplemental Appropriations Act, discussed in Note 2 to the consolidated financial statements.


Other Income (Expense)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

2005 Compared to 2004 Increases in both short-term investment balances and interest rates caused an increase in Interest income of $83 million, or 125.8 percent, to $149 million. Interest expense increased $86 million, or 9.9 percent, to $957 million primarily as a result of increases in interest rates. Miscellaneous-net for 2004 includes a $146 million gain on the sale of the Company's remaining interest in Orbitz.

2004 Compared to 2003 Interest income increased $11 million, or 20.0 percent, to $66 million due primarily to increases in short-term investment balances and interest rates. Interest expense increased $168 million, or 23.9 percent, to $871 million resulting primarily from the increase in the Company's long-term debt coupled with increases in interest rates, and an $84 million reduction in interest expense in 2003 related to the agreement reached with the IRS discussed below.

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


Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2005, 2004 and 2003.

                                         Year Ended December 31,
                                      2005         2004         2003

American  Airlines,  Inc.  Mainline
Jet Operations
Revenue passenger miles (millions)    138,374      130,164     120,328
Available seat miles (millions)       176,112      174,015     165,209
Cargo ton miles (millions)              2,209        2,203       2,000
Passenger load factor                   78.6%        74.8%       72.8%

Passenger revenue yield per
passenger mile (cents)                  12.01        11.54       11.91
Passenger revenue per available
seat mile (cents)                        9.43         8.63        8.67
Cargo revenue yield per ton mile
(cents)                                 28.21        28.36       27.87
Operating expenses per available
seat mile, excluding
Regional Affiliates (cents) (*)         10.50         9.73       10.15
Fuel consumption (gallons,in millions)  2,948        3,014       2,956
Fuel price per gallon (cents)           172.3        121.2        87.5
Operating aircraft at year-end            699          727         770

Regional Affiliates
Revenue passenger miles (millions)      8,946        7,283       5,516
Available seat miles (millions)        12,714       10,835       8,597
Passenger load factor                   70.4%        67.2%       64.2%


(*) Excludes $2.5 billion, $2.1 billion and $1.8 billion of expense incurred related to Regional Affiliates in 2005, 2004 and 2003, respectively.

Outlook

The Company currently expects first quarter mainline unit costs to be approximately 10.7 cents. Capacity for American's mainline jet operations is expected to be essentially flat in the first quarter of 2006 compared to the first quarter of 2005. American's mainline capacity for the full year 2006 is expected to decrease by 1.3 percent, with a decrease in domestic capacity of 4.1 percent and an increase in international capacity of 4.0 percent.

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


   Long-lived assets - The Company has approximately $19 billion of long-lived assets as of December 31, 2005, including approximately $18 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and
   (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company's fleet plan has been the primary indicator that has resulted in an impairment charge in the past. In the fourth quarter of 2005, the Company permanently grounded and retired 27 McDonnell Douglas MD-80 airframes, 24 of which had previously been in temporary storage. See further discussion of the charge related to the retirement in Note 2 to the consolidated financial statements.

   On November 17, 2004, American deferred the delivery date of 54 Boeing aircraft by approximately seven years which, in combination with numerous other factors, led American to re-evaluate the expected useful lives of its aircraft. As a result of this evaluation, American changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years effective January 1, 2005. The primary factors that supported changing the estimated useful life of these aircraft were (i) the absence of scheduled narrow body deliveries until 2013 (even these 47 narrow body deliveries would only replace less than ten percent of the Company's existing narrow body fleet of 547 aircraft assuming the deliveries are not used to grow the Company's capacity at that time), (ii) the financial condition of the Company, which significantly limits its flexibility to purchase new aircraft and (iii) the absence of technology step change for narrow body aircraft, such as technology that would allow the Company to fly its aircraft substantially more efficiently (as was the case with replacements for previous generation aircraft such as the B-727 which had three engines versus two on the replacement aircraft) that would clearly economically compel the Company to replace the fleet. In addition, there are currently no government regulations, such as noise reduction requirements, that would require aircraft replacement.

   Subsequent to the change in depreciable lives on January 1, 2005, all of American's fleet types are depreciated over 30 years except for the Airbus A300 and the Boeing 767, which did not generally meet the above conditions to support extending their lives.

   It is possible that the ultimate lives of the Company's aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact the Company's fleet plan, including positive or negative developments in the areas described above. For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if the Company replaced the aircraft. At some point in the future, higher operating costs could change the Company's analysis of the economic impact of retaining aircraft versus replacing them with new aircraft.

   Passenger revenue - Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the industry's pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company's historical experience, and are recognized at the time of departure. The Company's estimation techniques have been applied consistently from year to year. However, due to changes in the Company's ticket refund policy and changes in the travel profile of customers, historical trends may not be representative of future results.


   Frequent flyer program - American uses the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or American Eagle. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and the award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs in the calculation of incremental cost. These estimates are generally updated based upon the Company's 12-month historical average of such costs. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates.

   At both December 31, 2005 and 2004, American estimated that approximately ten million free travel awards were expected to be redeemed for free travel on American and American Eagle. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American or participating airlines. The Company's total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles to other companies was approximately $1.5 billion and $1.4 billion (and is recorded as a component of
   Air traffic liability in the consolidated balance sheets), representing 17.7 percent and 19.6 percent of AMR's total current liabilities, at December 31, 2005 and 2004, respectively.

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

   Pensions and other postretirement benefits - The Company's pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; and (iii) expected health care cost trend rate.

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


   The Company's discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 basis points as of December 31, 2005 would increase the Company's pension and postretirement benefits obligations by approximately $662 million and $170 million, respectively, and increase estimated 2006 pension and postretirement benefits expense by $75 million and $9 million, respectively.

   The expected return on plan assets is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions and the Company's target asset allocation of 40 percent longer duration corporate bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds and ten percent alternative (private) investments. The expected return on plan assets component of the Company's net periodic benefit cost is calculated based on the fair value of plan assets and the
   Company's target asset allocation. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company's historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 10.6 percent as of December 31, 2005.
   Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2005 would increase estimated 2006 pension expense by approximately $38 million.

   The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2006 postretirement benefits expense by $40 million.

   The Company has pension and postretirement benefit unrecognized net actuarial losses as of December 31, 2005, of approximately $2.2 billion and $300 million, respectively. The unrecognized net actuarial losses represent changes in the amount of the projected benefit obligation, the postretirement accumulated benefit obligation and plan assets resulting from (i) changes in assumptions and (ii) actual experience differing from assumptions. The amortization of unrecognized net actuarial loss component of the Company's 2006 pension and postretirement benefit net periodic benefit costs are expected to be approximately $81 million and $1 million, respectively. The Company's total 2006 pension expense and postretirement expense is currently estimated to be approximately $467 million and $248 million, respectively.

   The Company records an additional minimum pension liability when its accumulated benefit obligation exceeds the pension plans' assets in excess of amounts previously accrued for pension costs. As of December 31, 2005, the Company's additional minimum pension liability was $1.4 billion, up from $1.0 billion as of December 31, 2004, primarily as a result of a decrease in the discount rate. The increase in the Company's minimum pension liability resulted in a 2005 debit to equity of approximately $379 million. An additional minimum pension liability is recorded as an increase to the pension liability, an increase to other assets (to the extent that a plan has unrecognized prior service costs) and a charge to stockholders' equity (deficit) as a component of Accumulated other comprehensive loss. See Note 10 to the consolidated financial statements for additional information regarding the Company's pension and other postretirement benefits.

   Income taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, the Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company had a deferred tax valuation allowance of $1.3 billion and $833 million as of December 31, 2005 and 2004, respectively. See
   Note 8 to the consolidated financial statements for additional information.


   Tax contingencies - The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company's potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. In 2003, the Company reached an agreement with the IRS covering tax years 1990 through 1995 and as a result, recorded an $80 million tax benefit to reduce previously accrued income tax liabilities and an $84 million reduction in interest expense to reduce previously accrued interest related to accrued tax liabilities.

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



Exhibit Listing


 31.1 Certification of Chief Executive Officer pursuant to  Rule  13a-
       14(a).

 31.2 Certification  of Chief Financial Officer pursuant to Rule  13a-
               14(a).



                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMR CORPORATION


By: /s/ Gerard J. Arpey
    Gerard J. Arpey
    Chairman, President and Chief
    Executive Officer
    (Principal Executive Officer)

Date: July 17, 2006




