Form 10-Q/A
period 2006-06-30
AMR CORP
filed 2006-07-28
CIK 6201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q/A
                           (Amendment No. 1)


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





                           EXPLANATORY NOTE


This Form 10-Q/A (Amendment No. 1) is being filed by AMR Corporation (the Company) to correct a clerical error in the reported number of certain shares and stock-settled stock appreciation rights listed in
Item 5 of Part 2 of the Company's original report on Form 10-Q filed with the Securities and Exchange Commission on July 25, 2006 (original Form 10-Q) and in Exhibits 10.1, 10.3 and 10.4 attached to the original Form 10-Q.

As the amendment only relates to Item 5 of Part 2, Other Information, the previously issued condensed consolidated financial statements and footnotes thereto are unchanged. No attempt has been made in this Form 10-Q/A to modify or update disclosures in the original Form 10-Q except as required to address the changes in Item 5. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-Q with the Securities and Exchange Commission on July 25, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the original Form 10-Q and the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete text of Item 5, Other Information, is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-
Q. The only changes to the text in Item 5 of Part 2 of the original Form 10-Q are as follows:

  - The number of stock-settled Stock Appreciation Rights granted to Gerard J. Arpey is amended to 75,000 as compared to 77,500 listed in the original Form 10-Q.

  - The number of Deferred Shares granted to Mr. Arpey is amended to 20,000 as compared to 22,000 listed in the original Form 10-Q.

  - The number of Performance Shares granted to Mr. Arpey is amended to 95,000 as compared to 100,000 listed in the original Form 10-Q.

Exhibits 10.1, 10.3 and 10.4 listed in Item 6 of Part 2 have been amended to reflect these changes.


Item 5.  Other Information

As discussed in the Company's Proxy Statement, the Compensation Committee of the Company's Board of Directors conducts annually a comprehensive review of compensation for the executive officers of the Company and American with independent compensation consultants engaged by the Committee. At the July 2006 meetings of the Compensation Committee and the Board, the following compensation initiatives were approved (effective July 24, 2006):

  - Grants of stock-settled stock appreciation rights pursuant to the form of Stock Appreciation Right Agreement ("SAR Agreement"), attached as Exhibit 10.1 to this Form 10-Q/A, and the corresponding Amendment to the AMR Corporation 1998 Long Term Incentive Plan, as Amended, dated as of July 19, 2006, attached as Exhibit 10.2 to this Form 10-Q/A. An attachment to the form SAR Agreement notes the stock-settled stock appreciation right grants to the executive officers, effective July 24, 2006.

  - Grants of deferred shares pursuant to the form of Deferred Share Award Agreement for 2006 ("Deferred Share Agreement"). The form of the Deferred Share Agreement is attached as Exhibit 10.3 to this Form 10-Q/A, and an attachment to the form Deferred Share Agreement notes the deferred share grants to the executive officers, effective July 24, 2006.

  -  Grants of performance shares pursuant to the form of Performance
     Share Agreement ("Performance Share Agreement") under the 2006 - 2008 Performance Share Plan for Officers and Key Employees. The form of the Performance Share Agreement is attached as Exhibit 10.4 to this Form 10-Q/A, and an attachment to the form Performance Share Agreement notes the performance share grants to the executive officers, effective July 24, 2006.

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

At the July 2006 meetings of the Committee and the Board, the following compensation initiatives were therefore approved for Mr.
Arpey:

  -  Base salary increase to $650,000.

  -  Long-term incentive grants (effective July 24, 2006), comprised of:
       -  75,000 stock-settled Stock Appreciation Rights
       -  20,000 Deferred Shares
       -  95,000 Performance Shares
       - 58,000 career performance shares (pursuant to the terms of the Career Performance Shares, Deferred Stock Award Agreement between the Company and Mr. Arpey, dated as of July 25, 2005. The form of this agreement is attached as Exhibit 10.6 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2005.)


                                        1


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





                                        2












Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AMR CORPORATION




Date:  July 28, 2006         BY: /s/ Thomas W. Horton
                             Thomas W. Horton
                             Executive  Vice  President  and  Chief
                             Financial Officer
                             (Principal Financial and Accounting Officer)





                                        3