Form 10-Q
period 2006-09-30
AMR CORP
filed 2006-10-20
CIK 6201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


x  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006.


 Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to.



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

Common Stock, $1 par value - 214,415,972 shares as of October 13, 2006.






                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2006 and 2005

  Condensed Consolidated Balance Sheets -- September 30, 2006 and December 31, 2005

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2006 and 2005

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 2006

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


SIGNATURE





                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                Three Months Ended       Nine Months Ended
                                    September 30,          September 30,
                                   2006      2005         2006      2005
Revenues
  Passenger - American Airlines    $4,657    $4,428     $13,621     $12,534
            - Regional Affiliates     644       570       1,915       1,582
  Cargo                               213       193         605         573
  Other revenues                      333       294       1,025         855
   Total operating revenues         5,847     5,485      17,166      15,544


Expenses
  Wages, salaries and benefits      1,694     1,664       5,103       4,979
  Aircraft fuel                     1,771     1,582       4,952       4,030
  Other rentals and landing fees      317       337         967         956
  Depreciation and amortization       290       292         868         868
  Commissions, booking fees
   and credit card expense            284       292         839         849
  Maintenance, materials and
   repairs                            252       269         726         761
  Aircraft rentals                    154       148         449         443
  Food service                        133       136         386         388
  Other operating expenses            668       726       2,001       1,979
    Total operating expenses        5,563     5,446      16,291      15,253

Operating Income                      284        39         875         291

Other Income (Expense)
  Interest income                      80        40         201         104
  Interest expense                   (259)     (240)       (780)       (697)
  Interest capitalized                  7        12          21          59
  Miscellaneous - net                 (97)       (4)       (103)        (14)
                                     (269)     (192)       (661)       (548)

Income (Loss) Before Income Taxes      15      (153)        214        (257)
Income tax                              -         -           -           -
Net Earnings (Loss)                $   15    $ (153)    $   214    $   (257)


Earnings (Loss) Per Share
Basic                              $ 0.07    $(0.93)    $  1.07     $  (1.58)


Diluted                            $ 0.06    $(0.93)    $  0.91     $  (1.58)








The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            September 30,       December 31,
                                                2006               2005
Assets
Current Assets
 Cash                                       $    114           $    138
 Short-term investments                        4,940              3,676
 Restricted cash and short-term investments      464                510
 Receivables, net                              1,160                991
 Inventories, net                                506                515
 Other current assets                            289                334
    Total current assets                       7,473              6,164

Equipment and Property
 Flight equipment, net                        14,614             14,843
 Other equipment and property, net             2,359              2,406
 Purchase deposits for flight equipment          179                278
                                              17,152             17,527

Equipment and Property Under Capital Leases
 Flight equipment, net                           784                916
 Other equipment and property, net               104                103
                                                 888              1,019

Route acquisition costs and airport
 operating and gate lease rights, net          1,174              1,194
Other assets                                   3,441              3,591
                                            $ 30,128           $ 29,495


Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
 Accounts payable                           $  1,087           $  1,078
 Accrued liabilities                           2,015              2,388
 Air traffic liability                         4,067              3,615
 Current maturities of long-term debt          1,400              1,077
 Current obligations under capital leases        106                162
    Total current liabilities                  8,675              8,320

Long-term debt, less current maturities       11,571             12,530
Obligations  under  capital  leases,  less
current obligations                              836                926
Pension and postretirement benefits            5,460              4,998
Other liabilities, deferred gains and
 deferred credits                              4,100              4,199

Stockholders' Equity (Deficit)
 Preferred stock                                   -                  -
 Common stock                                    220                195
 Additional paid-in capital                    2,585              2,258
 Treasury stock                                 (367)              (779)
 Accumulated other comprehensive loss           (993)              (979)
 Accumulated deficit                          (1,959)            (2,173)
                                                (514)            (1,478)
                                            $ 30,128           $ 29,495

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended September 30,
                                                     2006          2005

Net Cash Provided by Operating Activities          $ 1,729         $ 1,032

Cash Flow from Investing Activities:
  Capital expenditures                                (348)           (586)
  Net increase in short-term investments            (1,264)           (476)
  Net (increase) decrease in restricted cash
    and short-term investments                          46             (21)
  Proceeds from sale of equipment and property          11              25
  Other                                                 (8)              -
      Net cash used by investing activities         (1,563)         (1,058)


Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                                 (831)           (881)
  Proceeds from:
    Issuance of common stock, net of
      issuance costs                                   400               -
    Reimbursement from construction reserve
      account                                          107               -
    Exercise of stock options                          134              19
    Issuance of long-term debt                           -             697
    DFW Bond Remarketing                                 -             198

      Net cash provided (used) by
       financing activities                           (190)             33

Net increase (decrease) in cash                        (24)              7
Cash at beginning of period                            138             120

Cash at end of period                               $  114          $  127
























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

   Cargo fuel and security surcharge revenues of $41 million and $113 million for the three months and nine months ended September 30, 2005 have been reclassified from Other revenues to Cargo revenues in the consolidated statement of operations to conform to the current year presentation.

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

   Options granted under the 1988 LTIP, 1998 LTIP and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from two to five years following the date of grant and expire no later than ten years from the date of grant. As of September 30, 2006, approximately 4.0 million options/SARs outstanding under the 1998 LTIP and 2003 Plan had not vested.

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

   As a result of adopting SFAS 123(R), the Company's net income for the three months and nine months ended September 30, 2006, was $5 million and $21 million lower than if the Company had continued to account for share-based compensation for stock options under APB
   25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.02 lower than if the Company had continued to account for share-based compensation for stock options under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.10 and $0.08 lower, respectively, than if the Company had continued to account for share-based compensation for stock options under APB 25.

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


                                Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                                      2005                    2005

  Net earnings (loss), as reported    $ (153)                 $ (257)

  Add:  Stock-based employee
    compensation expense
    included in reported net
    earnings (loss)                        8                      26
  Deduct:  Total stock-based
    employee compensation
    expense determined under
    fair value based methods
    for all awards                       (22)                    (70)
  Pro forma net earnings (loss)       $ (167)                 $ (301)


  Loss per share:
  Basic and diluted - as reported     $(0.93)                 $(1.58)
  Basic and diluted - pro forma       $(1.02)                 $(1.85)



   On March 29, 2006, the AMR Board of Directors amended and restated the 2003-2005 Performance Share Plan for Officers and Key
   Employees, the 2004-2006 Performance Share Plan for Officers and Key Employees, and the 2004 Agreements for Deferred Shares (collectively, the Amended Plans). Before amendment, the plans allowed for settlement only in cash. The plans were amended to permit settlement in a combination of cash and/or stock; however, the amendments did not impact the fair value of the obligations under the three Amended Plans. The Company anticipates using all currently available shares under the 1998 LTIP and the 2003 Plan to satisfy obligations under the three Amended Plans, but, based on current estimates, a portion of the obligations will be settled in cash. The Company will account for these obligations prospectively as a combination of liability and equity grants. In accordance with SFAS 123(R), the Company reclassified $187 million from Accrued liabilities to Additional paid-in capital, representing the vested portions of the current estimated fair value of obligations under all three of the Amended Plans that have been settled or are expected to be settled with stock.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3. As  of September 30, 2006, the  Company had commitments to acquire an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will be approximately $2.8 billion in 2011 through 2016.

4. Accumulated depreciation of owned equipment and property at September 30, 2006 and December 31, 2005 was $11.0 billion and $10.4 billion, respectively. Accumulated amortization of equipment and property under capital leases was $1.1 billion at September 30, 2006 and December 31, 2005.

5. As discussed in Note 8 to the consolidated financial statements in the 2005 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance decreased $72 million during the nine months ended September 30, 2006 to $1.3 billion as of September 30, 2006.

6. As of September 30, 2006, AMR has issued guarantees covering approximately $1.7 billion of American's tax-exempt bond debt and American's fully drawn $751 million credit facility. American has issued guarantees covering approximately $1.1 billion of AMR's
   unsecured  debt.   In addition, as of September 30,  2006,  AMR  and
   American have issued guarantees covering approximately $388 million of AMR Eagle's secured debt and AMR has issued guarantees covering an additional $2.7 billion of AMR Eagle's secured debt.

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7. The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 (in millions):

                                             Pension Benefits
                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                   2006       2005         2006       2005

  Components of net periodic benefit cost

   Service cost                  $ 100     $   93        $  299     $  278
   Interest cost                   160        152           481        457
   Expected return on assets      (167)      (164)         (502)      (493)
   Amortization of:
     Prior service cost              4          4            12         12
     Unrecognized net loss          20         13            60         39

   Net periodic benefit cost     $ 117     $   98        $  350     $  293


                                      Other Postretirement Benefits
                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   2006       2005         2006       2005

  Components of net periodic benefit cost

   Service cost                  $  20     $   19        $   58     $   56
   Interest cost                    49         49           145        148
   Expected return on assets        (3)        (3)          (11)       (10)
   Amortization of:
     Prior service cost             (2)        (2)           (7)        (7)
     Unrecognized net loss           -          -             1          1

   Net periodic benefit cost     $  64     $   63        $  186     $  188

   The Company contributed $184 million to its defined benefit pension plans during the nine month period ended September 30, 2006, and completed its required 2006 calendar year funding by contributing an additional $39 million on October 13, 2006.

   The Company expects to contribute approximately $364 million to its defined benefit pension plans in 2007. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8. As a result of the events of September 11, 2001, the depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the changes since December 31, 2005 in the remaining accruals for these charges (in millions):

                             Aircraft     Facility
                             Charges     Exit Costs      Total
      Remaining accrual at
       December 31, 2005      $ 152       $   36        $ 188
      Adjustments                (6)         (16)         (22)
      Payments                  (18)          (1)         (19)
      Remaining accrual at
       September 30, 2006     $ 128       $   19        $ 147


   Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

9. The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive income (loss). For the three months ended September 30, 2006 and 2005, comprehensive income (loss) was $(31) million and $(121) million, respectively, and for the nine months ended September 30, 2006 and 2005, comprehensive income (loss) was $200 million and $(168) million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is due primarily to the accounting for the Company's derivative financial instruments.

   Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its second quarter effectiveness assessment, the Company determined that the majority of its derivatives settling during the remainder of 2006 and in 2007 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on July 1, 2006, all subsequent changes in the fair value of those particular derivative contracts are being recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. For the three month period ended September 30, 2006, a charge of $99 million was recognized in Other income (expense) reflecting the change in market value of the derivative contracts that no longer qualify for hedge accounting. While no longer deemed highly effective, on an economic basis, these derivatives will continue to largely offset potential changes in the price of jet fuel. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

                                    Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       2006      2005        2006      2005
  Numerator:
   Net earnings (loss) - numerator
    for  basic earnings (loss) per
    share                             $  15     $(153)      $ 214     $(257)
   Interest on senior convertible
    notes                                 -         -          20         -

   Net earnings  (loss)  adjusted
    for   interest   on    senior
    convertible notes - numerator
    for diluted  earnings  (loss)
    per share                         $   15    $(153)      $ 234     $(257)

  Denominator:
   Denominator for basic  earnings
    (loss)  per share - weighted-
    average shares                       213      164         201       163
   Effect of dilutive securities:
   Senior convertible notes                -        -          32        -
   Employee options and shares            41        -          44        -
   Assumed treasury shares purchased     (17)       -         (18)       -

   Dilutive potential common shares       24        -          58        -


   Denominator for diluted earnings
    (loss) per  share - adjusted
    weighted-average shares              237       164        259       163


  Basic earnings (loss) per share     $ 0.07    $(0.93)    $ 1.07    $(1.58)

  Diluted earnings (loss) per         $ 0.06    $(0.93)    $ 0.91    $(1.58)


   Approximately 13 million shares related to employee stock options were not added to the denominator for the three months ended
   September 30, 2006 because the options' exercise prices were greater than the average market price of the common shares. Additionally, approximately 32 million shares related to convertible notes were not added to the denominator for the three months ended September 30, 2006 because inclusion of such shares would be antidilutive. Approximately 82 million shares issuable upon conversion of the Company's convertible notes, employee stock options and deferred stock were not added to the denominator for the three months ended September 30, 2005 because inclusion of such shares would be antidilutive.

   For the nine months ended September 30, 2006, approximately 12 million shares related to employee stock options were not added to the denominator because the options' exercise prices were greater than the average market price of the common shares. Approximately 82 million shares issuable upon conversion of the Company's convertible notes, employee stock options and deferred stock were not added to the denominator for the nine months ended September 30, 2005 because inclusion of such shares would be antidilutive.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.On  September  29,  2006, the  Financial  Accounting  Standards
   Board  (FASB)  issued  FASB Standard No. 158 "Employers'  Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The standard, among other things, requires the Company to:

   - Recognize the funded status of the Company's defined benefit plans in its consolidated financial statements.

   - Recognize as a component of Other comprehensive loss the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

   The standard is effective for fiscal years ending after December 15, 2006. As of December 31, 2005, the required adjustment to the Company's balance sheet would increase the liability for pension and postretirement benefits and increase Accumulated other comprehensive loss by approximately $1.0 billion.

   On September 8, 2006, the FASB issued FASB Staff Position AUG AIR-1 (the FSP), "Accounting for Planned Major Maintenance Activities", that reduces the number of acceptable methods of accounting for planned major maintenance activities. Under the FSP, AMR Eagle would be required to change its method of accounting for some planned maintenance activities for certain aircraft types by eliminating a $52 million accrual for future maintenance costs. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented in the Company's filings.

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

Overview

The Company recorded net earnings of $15 million during the third quarter of 2006 compared to a loss of $153 million in the same period last year. The Company's third quarter 2006 results were impacted by an improvement in unit revenues (passenger revenue per available seat mile), offset by the continuing year-over-year increase in fuel prices (although fuel prices moderated toward the end of the quarter) and a $99 million charge to mark to market certain derivatives that no longer qualify for hedge accounting under SFAS 133 (see Note 9 to the condensed consolidated financial statements and the discussion below).

Mainline passenger unit revenues increased 7.7 percent for the third quarter due to a 0.5 point load factor increase and a 7.0 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2005. Passenger yield showed significant year-over-year improvement as American has been successful in implementing limited fare increases to partially offset the continuing rise in the cost of fuel; however, passenger yield remains depressed by historical standards. The Company believes this depressed passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the U.S. Bankruptcy Code; other carriers that are better hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

The price of jet fuel increased by 28.2 cents per gallon compared to the third quarter of 2005. This price increase negatively impacted fuel expense by $231 million during the quarter based on fuel consumption of 817 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.

As a result of its second quarter effectiveness assessment, the Company determined that more than 65 percent of its derivatives, based on market value, settling during the remainder of 2006 and in 2007 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. These contracts had previously risen significantly in value and on June 30, 2006 had a market value of approximately $133 million. As a result of the ineffectiveness assessment on these derivatives, changes in market value subsequent to June 30, 2006 are recognized directly in earnings ($99 million charge as a component of Other income (expense) in the third quarter of
2006), while previously deferred gains in Other comprehensive loss will continue to be deferred and recognized as a component of fuel expense when the originally hedged jet fuel is used in operations. While no longer deemed highly effective, on an economic basis, these derivatives will continue to largely offset potential changes in the price of jet fuel.

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

On October 13, 2006, the Wright Amendment Reform Act of 2006 (the Act) was signed into law by the President. The Act is based on an agreement by the cities of Dallas and Fort Worth, Texas, DFW
International Airport, Southwest Airlines, Inc., and the Company to modify the Wright Amendment, which authorizes certain flight operations at Dallas Love Field within limited geographic areas. Among other things, the Act eventually eliminates domestic geographic restrictions on operations while limiting the maximum number of gates at Love Field. The Company believes the Act is a pragmatic resolution of the issues related to the Wright Amendment and the use of Love Field.

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

Credit Facility Covenants

American has a credit facility (the Credit Facility) consisting of a fully drawn $305 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a fully drawn $446 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 1.10 to 1.00 for the four quarter period ending September 30, 2006 and will increase gradually to 1.50 to 1.00 for the four quarter period ending June 30, 2009 and for each four quarter period ending on each fiscal quarter thereafter. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of September 30, 2006 and expect to be able to continue to comply with these covenants. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations and otherwise adversely affect the Company.

Pension Funding Obligation

The Company contributed $184 million to its defined benefit pension plans during the nine months ended September 30, 2006 and completed its required 2006 calendar year funding by contributing an additional $39 million on October 13, 2006.

The Company expects to contribute approximately $364 million to its defined benefit pension plans in 2007. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

Cash Flow Activity

At September 30, 2006, the Company had $5.1 billion in unrestricted cash and short-term investments, an increase of $1.2 billion from December 31, 2005. Net cash provided by operating activities in the nine-month period ended September 30, 2006 was $1.7 billion, an increase of $697 million over the same period in 2005. The increase was primarily the result of improved economic conditions which allowed the industry to increase fare levels. The Company contributed $184 million to its defined benefit pension plans in the first nine months of 2006 compared to $288 million during the first nine months of 2005.

Capital expenditures for the first nine months of 2006 were $348 million and primarily included the acquisition of two Boeing 777-200ER aircraft and the cost of improvements at New York's John F. Kennedy airport (JFK). Substantially all of the Company's construction costs at JFK are being reimbursed through a fund established from a previous financing transaction.

During  the  second  quarter of 2006, the Company completed  a  public
offering  of  15,002,091  shares of its  common  stock.   The  Company
realized $400 million from the equity sale.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2006 and 2005

Revenues

The Company's revenues increased approximately $362 million, or 6.6 percent, to $5.8 billion in the third quarter of 2006 compared to the same period in 2005. American's passenger revenues increased by 5.2 percent, or $229 million, on a capacity (available seat mile) (ASM) decrease of 2.4 percent. American's passenger load factor increased
0.5 points to 81.7 percent and passenger revenue yield per passenger mile increased by 7.0 percent to 12.80 cents. This resulted in an increase in American's passenger revenue per available seat mile
(RASM) of 7.7 percent to 10.46 cents. Following is additional information regarding American's domestic and international RASM and capacity based on geographic areas defined by the Department of Transportation (DOT):

                       Three Months Ended September 30, 2006
                        RASM      Y-O-Y     ASMs      Y-O-Y
                       (cents)   Change  (billions)   Change

   DOT Domestic         10.2       7.8%      28.2     (5.0)%
   International        11.0       7.1       16.4      2.5
     DOT Latin America  11.2      13.1        7.3     (3.1)
     DOT Atlantic       11.4       1.9        6.9      3.6
     DOT Pacific         9.0       8.0        2.2     21.3

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $74 million, or 13.0 percent, to $644 million as a result of increased capacity, load factors and passenger yield. Regional affiliates' traffic increased 8.0 percent to 2.6 billion revenue passenger miles (RPMs), while capacity increased 4.5 percent to 3.5 billion ASMs, resulting in a 2.5 point increase in the passenger load factor to 74.2 percent.

Cargo revenues increased 10.4 percent, or $20 million, to $213 million primarily as a result of a $13 million increase in mail revenue and an $8 million increase in fuel surcharges.

Other revenues increased 13.3 percent, or $39 million, to $333 million due in part to increased third-party maintenance contracts obtained by the Company's maintenance and engineering group and increases in certain passenger fees.

Operating Expenses

The Company's total operating expenses increased 2.1 percent, or $117 million, to $5.6 billion in the third quarter of 2006 compared to the third quarter of 2005. American's mainline operating expenses per ASM in the third quarter of 2006 increased 3.8 percent compared to the third quarter of 2005 to 11.02 cents. These increases are due primarily to a 15.0 percent increase in American's price per gallon of fuel in the third quarter of 2006 relative to the third quarter of 2005. The Company's operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel, or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and results of operations.

The Company's 2005 third quarter operating expenses were impacted by an $80 million charge for the termination of a contract and a $22 million credit for the reversal of an insurance reserve.

   (in millions)             Three Months
                                Ended         Increase/
                             September 30,   (Decrease)   Percentage
   Operating Expenses           2006          from 2005     Change

   Wages, salaries and
    benefits                  $ 1,694          $   30         1.8%
   Aircraft fuel                1,771             189        11.9   (a)
   Other rentals and
    landing fees                  317             (20)       (5.9)
   Depreciation and
    amortization                  290              (2)       (0.7)
   Commissions, booking fees
    and credit card expense       284              (8)       (2.7)
   Maintenance, materials
    and repairs                   252             (17)       (6.3)
   Aircraft rentals               154               6         4.1
   Food service                   133              (3)       (2.2)
   Other operating expenses       668             (58)       (8.0)  (b)
     Total operating expenses $ 5,563          $  117         2.1%

(a) Aircraft fuel expense increased primarily due to a 15.0 percent increase in American's price per gallon of fuel (including the impact of fuel hedging), partially offset by a 2.9 percent decrease in American's fuel consumption.
(b) Other operating expenses decreased primarily due to a 2005 charge of $80 million related to the termination of a contract, which was partially offset by a $22 million credit for the reversal of an insurance reserve.

Other Income (Expense)

Other income (expense), historically a net expense, increased $77 million due primarily to the impact of the Company's ineffective fuel derivatives as discussed in Note 9 to the condensed consolidated financial statements. Both interest income and interest expense increased during 2006 versus 2005. Interest income increased due to increases in interest rates and cash and short-term investment balances. Interest expense increased due to an increase in interest rates on variable rate debt instruments.

Income Tax

The Company did not record a net tax provision (benefit) associated with its third quarter 2006 and 2005 earnings (losses) due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended September 30, 2006 and 2005.

                                          Three Months Ended September 30,
                                                  2006          2005
American Airlines, Inc. Mainline Jet Operations
  Revenue passenger miles (millions)            36,382        37,025
  Available seat miles (millions)               44,532        45,613
  Cargo ton miles (millions)                       557           539
  Passenger load factor                           81.7%         81.2%
  Passenger revenue yield per passenger
   mile (cents)                                  12.80         11.96
  Passenger revenue per available seat
   mile (cents)                                  10.46          9.71
  Cargo revenue yield per ton mile (cents)       38.32         36.03
  Operating expenses per available seat mile,
   excluding Regional Affiliates (cents) (*)     11.02         10.62
  Fuel consumption (gallons, in millions)          741           763
  Fuel price per gallon (cents)                  215.8         187.6
  Operating aircraft at period-end                 699           727

Regional Affiliates
  Revenue passenger miles (millions)             2,578         2,386
  Available seat miles (millions)                3,475         3,326
  Passenger load factor                           74.2%         71.7%

(*) Excludes $702 million and $650 million of expense incurred related to Regional Affiliates in 2006 and 2005, respectively.

Operating aircraft at September 30, 2006, included:

American Airlines Aircraft             AMR Eagle Aircraft

Airbus A300-600R                34     Bombardier CRJ-700         25
Boeing 737-800                  77     Embraer 135                39
Boeing 757-200                 142     Embraer 140                59
Boeing 767-200 Extended Range   15     Embraer 145               108
Boeing 767-300 Extended Range   58     Super ATR                  41
Boeing 777-200 Extended Range   46     Saab 340B/340B Plus        37
McDonnell Douglas MD-80        327      Total                    309
 Total                         699


The  average  aircraft age for American's and AMR Eagle's aircraft  is
13.7 years and 7.2 years, respectively.

Of the operating aircraft listed above, 24 McDonnell Douglas MD-80 aircraft - - 12 owned and 12 operating leased - - and eleven operating leased Saab 340B Plus aircraft were in temporary storage as of September 30, 2006.

Owned and leased aircraft not operated by the Company at September 30, 2006, included:

American Airlines  Aircraft             AMR Eagle Aircraft

Boeing 777-200 Extended Range    1      Embraer 145                10
Boeing 757-200                   1      Saab 340B                  37
Boeing 767-200                   2       Total                     47
Boeing 767-200 Extended Range    3
Fokker 100                       4
McDonnell Douglas MD-80         26
  Total                         37


American leased its Boeing 777-200ER not operated by the Company to The Boeing Company through January 2007.

AMR Eagle has leased its 10 owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

For the Nine Months Ended September 30, 2006 and 2005

Revenues

The Company's revenues increased approximately $1.6 billion, or 10.4 percent, to $17.2 billion for the nine months ended September 30, 2006 from the same period last year. American's passenger revenues increased 8.7 percent, or $1.1 billion, while capacity (ASM) decreased by 1.2 percent. American's passenger load factor increased 1.8 points to 80.6 percent and passenger revenue yield per passenger mile increased by 7.5 percent to 12.82 cents. This resulted in an increase in American's passenger RASM of 10.0 percent to 10.33 cents. Following is additional information regarding American's domestic and international RASM and capacity based on geographic areas defined by the DOT:

                       Nine Months Ended September 30, 2006
                        RASM      Y-O-Y     ASMs      Y-O-Y
                       (cents)   Change  (billions)   Change

   DOT Domestic         10.3      11.4%      84.2     (3.6)%
   International        10.3       7.4       47.7      3.3
     DOT Latin America  10.7      13.8       22.3     (2.9)
     DOT Atlantic       10.5       2.7       19.1      5.4
     DOT Pacific         8.4       1.3        6.3     23.1

Regional Affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $333 million, or 21.0 percent, to $1.9 billion as a result of increased capacity, load factors and passenger yield. Regional Affiliates' traffic increased 14.2 percent to 7.5 billion revenue passenger miles (RPMs), while capacity increased 7.6 percent to 10.2 billion ASMs, resulting in a 4.3 point increase in the passenger load factor to 74.0 percent.

Cargo revenues increased 5.6 percent, or $32 million, to $605 million as a result of a $28 million increase in fuel surcharges.

Other revenues increased 19.9 percent, or $170 million, to $1.0 billion due in part to increased third-party maintenance contracts obtained by the Company's maintenance and engineering group and increases in certain passenger fees.

Operating Expenses

The Company's total operating expenses increased 6.8 percent, or $1.0 billion, to $16.3 billion for the nine months ended September 30, 2006 compared to the same period in 2005. American's mainline operating expenses per ASM in the nine months ended September 30, 2006 increased
7.3 percent compared to the same period in 2005 to 10.90 cents. These increases are due primarily to a 25.8 percent increase in American's price per gallon of fuel in 2006 relative to the same period in 2005, including the impact of a $55 million fuel excise tax refund received in March 2005.

   (in millions)              Nine Months
                                Ended         Increase/
                              September 30,  (Decrease)   Percentage
      Operating Expenses         2006         from 2005     Change


   Wages, salaries and
    benefits                  $  5,103        $  124         2.5%
   Aircraft fuel                 4,952           922        22.9   (a)
   Other rentals and
    landing fees                   967            11         1.2
   Depreciation and
    amortization                   868             -           -
  Commissions, booking fees
    and credit card expense        839           (10)       (1.2)
   Maintenance, materials
    and repairs                    726           (35)       (4.6)
   Aircraft rentals                449             6         1.4
   Food service                    386            (2)       (0.5)
   Other operating expenses      2,001            22         1.1
     Total operating expenses $ 16,291        $1,038         6.8%

  (a) Aircraft fuel expense increased primarily due to a 25.8 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging), partially offset by a 2.6 percent decrease in American's fuel consumption.

Other Income (Expense)

Other income (expense), historically a net expense, increased $113 million due primarily to the impact of the Company's ineffective fuel derivatives as discussed in Note 9 to the condensed consolidated financial statements. Both interest income and interest expense increased during 2006 versus 2005. Interest income increased due to increases in interest rates and cash and short-term investment balances. Interest expense increased due to an increase in interest rates on variable rate debt instruments.

Income Tax

The Company did not record a net tax provision (benefit) associated with its earnings (losses) for the nine months ended September 30, 2006 and 2005 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the nine months ended September 30, 2006 and 2005.

                                                 Nine Months Ended September 30,
                                                        2006          2005
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)               106,253       105,147
    Available seat miles (millions)                  131,883       133,485
    Cargo ton miles (millions)                         1,640         1,636
    Passenger load factor                               80.6%         78.8%
    Passenger revenue yield per passenger
     mile (cents)                                      12.82         11.92
    Passenger  revenue per  available  seat
     mile (cents)                                      10.33          9.39
    Cargo revenue yield per ton mile (cents)           36.88         35.02
    Operating expenses per available seat mile,
     excluding Regional Affiliates (cents) (*)         10.90         10.16
    Fuel consumption (gallons, in millions)            2,183         2,242
    Fuel price per gallon (cents) (**)                 205.0         162.9

Regional Affiliates
    Revenue passenger miles (millions)                 7,522         6,588
    Available seat miles (millions)                   10,168         9,452
    Passenger load factor                               74.0%         69.7%

(*) Excludes $2.0 billion and $1.9 billion of expense incurred related to Regional Affiliates in 2006 and 2005, respectively.

(**) Includes the benefit of 2.5 cents per gallon impact from the $55 million fuel excise tax refund in 2005.

Outlook

The Company currently expects fourth quarter mainline unit costs to decrease more than four percent year over year. Capacity for American's mainline jet operations in the fourth quarter is expected to decrease approximately 0.5 percent year over year.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2006 cost per gallon of fuel. Based on projected 2006 and 2007 fuel usage through September 30, 2007, such an increase would result in an increase to aircraft fuel expense of approximately $579 million in the twelve months ended September 30, 2007, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2006. Comparatively, based on projected 2006 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $528 million in the twelve months ended December 31, 2006, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2005. The change in market risk is primarily due to the increase in fuel prices.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its second quarter effectiveness assessment, the Company determined that more than 65 percent of its derivatives, based on market value, settling during the remainder of 2006 and in 2007 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on July 1, 2006, all subsequent changes in the fair value of those particular hedge contracts are being recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. On an economic basis, these derivatives will continue to largely offset potential changes in the price of jet fuel. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. During the quarter ending on September 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case against certain airline defendants and Orbitz LLC. The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division. Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice. On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs. American continues to vigorously defend these lawsuits. A final adverse court decision awarding substantial money damages or placing material restrictions on the Company's distribution practices would have a material adverse impact on the Company.

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

On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the Union which represents the American's flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American's flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the Union and American relating to the RPA and the ratification vote on the RPA by individual Union members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA's Constitution and By-laws, violation by the Union of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO. This leaves the claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of the union constitution). Although the Company believes the case against it is without merit and both American and the Union are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the "DOJ") served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. The Company intends to cooperate fully with these investigations. In the event that these investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 38 purported class action lawsuits have been filed against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments: Animal Land, Inc. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 17, 2006; Joan Adams v. British Airways et al. filed in the United States District Court for the Eastern District of New York on February 22, 2006; Rock International Transport v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 24, 2006; Helen's Wooden Crafting Co. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 24, 2006; ABM Int'l, Inc. v. Ace Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on February 28, 2006; Blumex USA, Inc. v. Air Canada et al. filed in the United States District Court for the Northern District of Illinois on March 1, 2006; Mamlaka Video v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on March 3, 2006; Spraying Systems Co. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on March 3, 2006; Mitchell Spitz v. Air France-KLM et al. filed in the United States District Court for the Eastern District of New York on March 6, 2006; JCK Industries, Inc. v. British Airways, PLC et al. filed in the United States District Court for the Eastern District of New York on March 6, 2006; Marc Seligman v. Air Canada et al. filed in the United States District Court for the Southern District of Florida on March 6, 2006; CID Marketing and Promotion Inc. v. AMR Corporation et al. filed in the United States District Court for the Eastern District of Pennsylvania on March 7, 2006; Lynn Culver v. Air Canada et al. filed in the United States District Court for the District of Columbia on March 8, 2006; JSL Carpet Corp. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on March 10, 2006; Y. Hata & Co, Ltd. v. Air France-KLM et al. filed in the United States District Court for the Northern District of California on March 13, 2006; FTS International Express v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on March 15, 2006; Thule, Inc. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on March 28, 2006; Rosetti Handbags and Accessories, Ltd. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on March 31, 2006; W.I.T. Entertainment Inc. v. AMR Corporation et al. filed in the United States District Court for the Southern District of Florida on April 3, 2006; Jeff Rapps v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on April 7, 2006; Funke Design Build, Inc. v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on April 7, 2006; Sul-American Export Inc. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on April 7, 2006; La Regale Ltd. v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on April 12, 2006; J.A. Transport Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 12, 2006; Caribe Air Cargo, Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 13, 2006; Gold Eye Distributors, Inc. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on April 14, 2006; Ralph Olarte v. British Airways PLC et al. filed in the United States District Court for the District of Columbia on April 19, 2006; Capogiro LLC v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 20, 2006; Ali Fayazi v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on April 26, 2006; Janice Perlman v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 9, 2006; Leslie Young v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 12, 2006; Craig Antell, M.D. v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 16, 2006; Eurotrendz v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 18, 2006; David Asher Rakoff v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 22, 2006; Kalla Hirschbein v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on June 1, 2006; Association des Utilisateurs du Transport de Fret v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on June 6, 2006; and McDuffee New York, Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Northern District of Illinois on June 27, 2006. These cases have been consolidated in the United States District Court for the Eastern District of New York, together with approximately 47 other class action lawsuits in which the Company has not been named as a defendant. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

On June 20, 2006, DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The Company intends to cooperate fully with this investigation. In the event that this investigation uncovers violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 46 purported class action lawsuits have been filed against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation: Saldana v. American Airlines, Inc. et al. filed in the United States District Court for the Southern District of New York on June 23, 2006; McGovern
v. AMR Corporation, et al. filed in the United States District Court for the Northern District of Illinois on June 23, 2006; Baharani v. British Airways PLC et al. filed in the United States District Court for the Southern District of Florida on June 23, 2006; Boccara v. British Airways PLC et al. filed in the United States District Court for the Northern District of Florida on June 23, 2006; Chin v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 26, 2006; McDuffee New York, Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Northern District of Illinois on June 27, 2006; McGrath v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 27, 2006; Fadden
v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 28, 2006; Szelewski v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 28, 2006; Golin v. AMR Corporation et al. filed in the United States District Court for the Northern District of California on June 29, 2006; Mazzocco v. AMR Corporation et al. filed in the United States District Court for the Eastern District of New York on June 29, 2006; McIntyre Group, Ltd. v. AMR Corporation et al. filed in the United States District Court for the Northern District of California on June 29, 2006; Miller v. British Airways PLC et al. filed in the United States District Court for the Eastern District of Pennsylvania on June 29, 2006; Nelson v. AMR Corporation filed in the United States District Court for the Eastern District of New York on June 29, 2006; Weiss v. British Airways PLC et al. filed in the United States District Court for the Eastern District of Pennsylvania on June 30, 2006; Marco v. American Airlines, Inc. et al. filed in the United States District Court for the Central District of California on June 30, 2006; Finegan v. British Airways PLC et al., filed in the United States District Court for the Eastern District of New York on July 6, 2006; Sederholm v. AMR Corp. et al. filed in the United States District Court for the Northern District of Illinois on July 10, 2006; El-Demerdash v. AMR Corp. et al. filed in the United States District Court for the Northern District of Illinois on July 11, 2006; Molinaro v. British Airways PLC et al. filed in the United States District Court for the
Eastern District of New York on July 11, 2006; El-Demerdash v. AMR Corp. et al. filed in the United States District Court for the Northern District of Illinois on July 13, 2006; Hastings v. American Airlines, Inc. et al. filed in the United States District Court for the Northern District of Illinois on July 13, 2006; Wayman v. British Airways PLC et al. filed in the United States District Court for the Northern District of Illinois on July 13, 2006; Waters v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on July 14, 2006; Olmert v. American Airlines, Inc. et al. filed in the United States District Court for the Northern District of California on July 13, 2006; Fischer v. British Airways PLC et al. filed in the United States District Court for the Northern District of Illinois on July 17, 2006; Carney v. British Airways et al. filed in the United States District Court for the Northern District of Illinois on July 18, 2006; Hardingham v. British Airways PLC et al. filed in the United States District Court for the Northern District of California on July 18, 2006; Penrose v. British Airways et al. filed in the United States District Court for the Eastern District of New York on July 21, 2006; Taylor v. British Airways et al. filed in the United States District Court for the Northern District of California on July 21, 2006; Wolff v. British Airways et al. filed in the United States District Court for the Eastern District of New York on July 21, 2006; Harris v. British Airways PLC et al. filed in the United States District Court for the Northern District of California on July 25, 2006; Comeaux v. AMR Corp. et al. filed in the United States District Court for the Southern District of Texas on July 26, 2006; Oliff v. British Airways et al. filed in the United States District Court for the Eastern District of Virginia on July 26, 2005; Kastin v. AMR Corp. et al. filed in the United States District Court for the Southern District of New York on July 28, 2006; Page v. British Airways et al. filed in the United States District Court for the Northern District of California on July 31, 2006; Van Meter v. British Airways et al. filed in the United States District Court for the Northern District of Illinois on July 31, 2006; Vesely v. British Airways et al. filed in the United States District Court for the Northern District of California on July 31, 2006; Davis v. British Airways et al. filed in the United States District Court for the Northern District of California on August 1, 2006; Hecht v. AMR Corp., et al. filed in the United States District Court for the Northern District of Illinois on August 3, 2006; Lockmanese v. British Airways et al. filed in the United States District Court for the Northern District of California on August 7, 2006; Martin v. American Airlines, Inc. et al. filed in the United States District Court for the Southern District of Florida on August 9, 2006; Madnick v. AMR Corp. et al. filed in the United States District Court for the Southern District of Florida on August 24, 2006; Szlavik v. American Airlines, Inc. et al. filed in the United States District Court for the District of Maryland on August 31, 2006; and Brennan v. British Airways, et al. filed in the United States District Court for the Northern District of California on September 6, 2006. These cases are expected to be consolidated in an as yet undetermined court together with approximately 49 other class action lawsuits in which the Company has not been named as a defendant. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

American is defending a lawsuit (Love Terminal Partners, L.P.  et  al.
v. The City of Dallas, Texas et al.) filed on July 17, 2006 in the United States District Court in Dallas. The suit was brought by two lessees of facilities at Dallas Love Field Airport against American, the cities of Fort Worth and Dallas, Southwest Airlines, Inc., and the Dallas/Fort Worth International Airport Board. The suit alleges that an agreement by and between the five defendants with respect to Dallas Love Field violates Sections 1 and 2 of the Sherman Act. Plaintiffs seek injunctive relief and compensatory and statutory damages. American will vigorously defend this lawsuit; however, any adverse judgment could have a material adverse impact on the Company.

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (a wholly-owned subsidiary of the Company), in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.). The plaintiff alleges that American and American Beacon infringe a number of the plaintiff's patents, each of which relates to automated telephone call processing systems. The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys' fees. Although the Company believes that the plaintiff's claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.

Item 6.  Exhibits

The following exhibits are included herein:

10.1 Form of Amendment of Stock Option Agreements Under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights.

12   Computation of ratio of earnings to fixed charges for the  three and nine months ended September 30, 2006 and 2005.

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


                               AMR CORPORATION




Date:  October 20, 2006        BY: /s/ Thomas W. Horton
                               Thomas W. Horton
                               Executive Vice President and Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)