Form 10-K
period 2006-12-31
AMR CORP
filed 2007-02-23
CIK 6201

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-8400
AMR Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1825172 (IRS Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $5.4 billion. As of February 16, 2007, 239,895,561 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2007.

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
Deferred Compensation Agreement - John W. Buchmann
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
Deferred Compensation Agreement - Ray M. Robinson
Deferred Compensation Agreement - Judith Rodin
Deferred Compensation Agreement - Matthew K. Rose
Deferred Compensation Agreement - Roger T. Staubach
Amended 2007 Annual Incentive Plan for American
Amended 1998 Long-Term Incentive Plan
Amendment of Stock Option Agreements Under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights
2007 Employee Profit Sharing Plan
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to Section 906
PART I
ITEM 1. BUSINESS
AMR Corporation (AMR or the Company) was incorporated in October 1982. AMR’s operations fall almost entirely in the airline industry. AMR’s principal subsidiary, American Airlines, Inc. (American), was founded in 1934. American is the largest scheduled passenger airline in the world. At the end of 2006, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and Asia. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system.
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
American Beacon Advisors, Inc. (American Beacon), a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of assets of AMR’s U.S. employee benefit plans, as well as AMR’s short-term investments. It also serves as the investment manager of the American Beacon Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services. As of December 31, 2006, American Beacon was responsible for the management of approximately $57.9 billion in assets, including direct management of approximately $28.2 billion in short-term fixed income investments.
Recent Events
The Company recorded net earnings of $231 million in 2006 compared to a net loss of $857 million in 2005. The Company’s 2006 results reflected an improvement in revenues somewhat offset by fuel prices and certain other costs that were higher in 2006 compared to 2005. The Company’s revenues increased approximately $1.9 billion in 2006 compared to 2005. American’s passenger revenues increased 7.5 percent despite a capacity (available seat mile) decrease of 1.2 percent. While passenger yield showed significant year-over-year improvement as American implemented fare increases to partially offset the continuing rise in the cost of fuel, passenger yield remains low by historical standards.
The average price per gallon of fuel increased 51.9 cents from 2004 to 2005 and 27.9 cents from 2005 to 2006. These price increases negatively impacted fuel expense by $1.6 billion and $787 million in 2005 and 2006, respectively, as compared to the respective prior years. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company’s financial condition and its results of operations.
AMR continues to recapitalize its balance sheet and in May 2006, issued 15 million shares of common stock for net proceeds of $400 million. On January 26, 2007, AMR issued an additional 13 million shares of common stock for net proceeds of $497 million.
The Company’s ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A. In addition, four of the Company’s largest domestic competitors have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs. In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.

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
The American Eagle® carriers increase the number of markets the Company serves by providing connections at American’s hubs and certain other major airports — Boston, Los Angeles, Raleigh/Durham and New York’s LaGuardia (LaGuardia) and John F. Kennedy International (JFK) Airports. The American Connection® carriers provide connecting service to American through St. Louis. American’s competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.
On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: AirTran Airways (Air Tran), Alaska Airlines (Alaska), ATA Airlines, Continental Airlines (Continental), Delta Air Lines (Delta), Frontier Airlines, JetBlue Airways (JetBlue), Northwest Airlines (Northwest), Southwest Airlines (Southwest), United, US Airways and their affiliated regional carriers. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, the Company faces competition on some of its routes from carriers operating point-to-point service on such routes. The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation. On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.
The Company must also compete with carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). It is possible that one or more other competitors may seek to reorganize in or out of Chapter 11. Successful reorganizations present the Company with competitors with significantly lower operating costs derived from renegotiated labor, supply and financing contracts.
International Air Transportation In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia. The Company’s operating revenues from foreign operations were approximately 37 percent of the Company’s total operating revenues in 2006, and 36 and 35 percent of the Company’s total operating revenues in 2005 and 2004, respectively. Additional information about the Company’s foreign operations is included in Note 14 to the consolidated financial statements.
In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. The major U.S. air carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers — including American — have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Aer Lingus, Air Pacific, Air Sahara, Air Tahiti Nui, Alaska Airlines, British Airways, Cathay Pacific, China Eastern Airlines, Deutsche Bahn German Rail, EL AL, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LAN (includes LAN Airlines, LAN Argentina, LAN Ecuador and LAN Peru), Malév Hungarian Airlines, Mexicana, Qantas Airways, Royal Jordanian, SN Brussels Airlines, SNCF French Rail, TAM, Turkish Airlines and Vietnam Airlines.

American is also a founding member of the oneworld alliance, which includes Aer Lingus, British Airways, Cathay Pacific, Finnair, Lan Airlines, Iberia, and Qantas. In addition, oneworld has extended invitations to join oneworld to Japan Airlines, Malev and Royal Jordanian, all of which are expected to begin offering benefits as members of the alliance in April 2007. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities. Several of American’s major competitors are members of marketing/operational alliances that enjoy antitrust immunity. American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they lack antitrust immunity. They are, therefore, at a competitive disadvantage vis-à-vis other alliances that have antitrust immunity.
Price Competition The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares as failing to match would provide even less revenue due to customers’ price sensitivity.
In recent years, a number of low-cost carriers (LCCs) have entered the domestic market. Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares. In addition, several air carriers have recently reorganized or are reorganizing, including under Chapter 11, including United, Delta, US Airways and Northwest Airlines. Reorganization allows these carriers to decrease operating costs. In the past, lower cost structures have generally resulted in fare reductions. If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields (passenger revenue per passenger mile) and/or cost reductions, the Company’s operating results will be negatively impacted.
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
The FAA regulates flying operations generally, including establishing standards for personnel, aircraft and certain security measures. As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs. The Company is progressing toward the completion of over 100 airworthiness directives including ATR Alpha thermal blanket replacements, enhanced ground proximity warning systems, McDonnell Douglas MD-80 main landing gear piston improvements, Boeing 757 and Boeing 767 pylon improvements, Boeing 737 elevator and rudder improvements and Airbus A300 structural improvements. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.
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
Security In November 2001, the Aviation and Transportation Security Act (ATSA) was enacted in the United States. The ATSA created a new government agency, the Transportation Security Administration (TSA), which is part of the Department of Homeland Security and is responsible for aviation security. The ATSA mandates that the TSA provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The ATSA also provides for security in flight decks of aircraft and requires federal air marshals to be present on certain flights.
Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee ($5 one-way maximum fee), which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, air carriers are annually required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000. In recent years, President Bush has sought to increase both of these fees under spending proposals for the Department of Homeland Security. American and other carriers have announced their opposition to these proposals as there is no assurance that any increase in fees could be passed on to customers.
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
Airport Access The FAA has designated JFK, LaGuardia, and Washington Reagan airports as high-density traffic airports. The high-density rule limits the number of Instrument Flight Rule operations — take-offs and landings — permitted per hour and requires that a slot support each operation. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act) was enacted. It eliminated slot restrictions at JFK and LaGuardia airports effective January 1, 2007. The Company expects that the elimination of these slot restrictions could adversely impact the Company.
In 2006, the FAA issued an order requiring carriers to hold arrival authorizations to land during certain hours at Chicago O’Hare. The FAA also issued two proposed rules to limit operations at LaGuardia after January 1, 2007. The first will limit operations on an interim basis, and is not expected to differ materially from the high-density rule. The second would replace the interim rule and limit operations at LaGuardia indefinitely. The Company — along with other carriers and interested parties — filed comments with the FAA in December 2006 seeking changes to the proposed rules. The rules, as currently drafted, could require the Company to change the routes and service it currently operates at LaGuardia, which could adversely impact the Company.

Under the high-density rule, the FAA permits the purchasing, selling, leasing or transferring of slots, except those slots designated as international, and essential air service slots (certain slots at JFK, LaGuardia, and Washington Reagan airports). Trading of any domestic slot is permitted subject to certain parameters. The FAA’s O’Hare order places some limits on the ability to buy and sell arrival authorizations. The FAA’s proposed orders for LaGuardia also contemplate certain restrictions. Some foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not officially recognize the purchasing, selling or leasing of slots.
Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights. However, there is no assurance that the Company will be able to obtain slots in the future to expand its operations or change its schedules because, among other factors, slot allocations are subject to changes in government policies.
On October 13, 2006, the Wright Amendment Reform Act of 2006 (the Act) was signed into law by the President. The Act is based on an agreement by the cities of Dallas and Fort Worth, Texas, DFW International Airport, Southwest, and the Company to modify the Wright Amendment, which authorizes certain flight operations at Dallas Love Field within limited geographic areas. Among other things, the Act eventually eliminates domestic geographic restrictions on operations while limiting the maximum number of gates at Love Field. The Company believes the Act is a pragmatic resolution of the issues related to the Wright Amendment and the use of Love Field; however, the lifting of geographic restrictions at Love Field could have an adverse financial impact on the Company.

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
Many aspects of our operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional regulation. For example, the European Commission is currently seeking to impose emissions controls on all flights coming into Europe. Such regulatory action by the U.S. or foreign governments in the future may adversely affect our business and financial results.
American is a named potentially responsible party (PRP) at the former Operating Industries, Inc. Landfill in Monterrey Park, CA (OII). American is participating with a number of other PRPs in a Steering Committee that has conducted extensive negotiations with the EPA and state officials in recent years. Members of the Steering Committee, including American, have entered into a series of partial consent decrees with EPA and the State of California which address specific aspects of investigation and cleanup at OII. American’s alleged volumetric contributions at OII are small when compared with those of other PRPs, and American expects that any future payments will be immaterial.
American also has been named as a PRP for soil contamination at the Double Eagle Superfund Site in Oklahoma City, OK (Double Eagle). American’s alleged volumetric contributions are small when compared with those of other PRPs. American is participating with a number of other PRPs at Double Eagle in a Joint Defense Group that is actively conducting settlement negotiations with the EPA and state officials. The group is seeking a settlement on behalf of its members that will enable American to resolve its past and present liabilities at Double Eagle in exchange for a one-time, lump-sum settlement payment. American expects that its payment will be immaterial.
American, along with most other tenants at the San Francisco International Airport (SFIA), has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary. In 1997, the SFIA pursued a cost recovery action in the U.S. District Court of Northern California against certain airport tenants to recover past and future costs associated with historic airport contamination. American entered an initial settlement for accrued past costs in 2000. In 2004, American resolved its liability for all remaining past and future costs. Based on SFIA’s cost projections, the value of American’s second settlement is immaterial and is payable over a 30 year period.

Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at MIA and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named PRPs for the contamination at MIA. See Item 3, Legal Proceedings, for additional information regarding remediation efforts at MIA.
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
Pursuant to an Administrative Order on Consent entered into with NYSDEC, American Eagle is implementing a final remedy to address contamination at an inactive hazardous waste site in Poughkeepsie, New York. The costs of this final remedy are immaterial.
The Company does not expect these matters, individually or collectively, to have a material adverse impact on the Company. See Note 4 to the consolidated financial statements for additional information on accruals related to environmental issues.
Labor
The airline business is labor intensive. Wages, salaries and benefits represented approximately 32 percent of the Company’s consolidated operating expenses for the year ended December 31, 2006. The average full-time equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2006 was 86,600.
The majority of these employees are represented by labor unions and covered by collective bargaining agreements. Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

In April 2003, American reached agreements (the Labor Agreements) with its three major unions — the Allied Pilots Association (the APA) which represents American’s pilots, the Transport Workers Union of America (AFL-CIO) (the TWU), which represents seven different employee groups, and the Association of Professional Flight Attendants (the APFA), which represents American’s flight attendants. The Labor Agreements substantially moderated the labor costs associated with the employees represented by the unions. In conjunction with the Labor Agreements, American also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). While the Labor Agreements do not become amendable until 2008, they do allow the parties to begin contract discussions in or after 2006. In 2006, American and the APA commenced negotiations under the RLA. Also in 2006, American and the TWU commenced negotiations with respect only to dispatchers, one of the seven groups at American represented by the TWU. In January 2007, American and the TWU announced that in November 2007 they would commence negotiations under the RLA with respect to TWU employees in addition to dispatchers. The negotiations between American and the pilots and dispatchers are still in their early stages.
The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the American Eagle® carriers (currently American Eagle Airlines, Inc. and Executive Airlines, Inc.) covered by a single contract. This agreement lasts until October 31, 2013. The agreement provides to the parties the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, the agreement provides that any issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike). ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes that should be made and these changes were appropriately effected. In 2004, the parties successfully negotiated limited changes that became effective on January 1, 2005.
The Association of Flight Attendants (AFA) represents the flight attendants of the American Eagle carriers. The current agreement between the American Eagle carriers and the AFA is amendable on October 27, 2009; however, the parties have agreed that contract openers may be exchanged 90 days prior to that date.
The other union employees at the American Eagle carriers are covered by separate agreements with the TWU. The agreements between the American Eagle carriers and the TWU are amendable beginning with dates ranging from October 1, 2007 to January 26, 2008; the parties have agreed that contract openers may be exchanged at least 60 days prior to October 1, 2007.
Fuel
The Company’s operations and financial results are significantly affected by the availability and price of jet fuel. The Company’s fuel costs and consumption for the years 2004 through 2006 were:

	Gallons		Average Cost Per
	Consumed	Total Cost	Gallon	Percent of AMR’s
Year	(in millions)	(in millions)	(in cents)	Operating Expenses

2004	3,264	3,969	121.6	21.1
2005	3,237	5,615	173.5	27.0
2006	3,178	6,402	201.4	29.8

The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into jet fuel, heating oil and crude oil hedging contracts to dampen the impact of the volatility of jet fuel prices. During 2006, 2005 and 2004, the Company’s fuel hedging program reduced the Company’s fuel expense by approximately $97 million, $64 million and $99 million, respectively. As of December 31, 2006, the Company had hedged, with option contracts, including collars, approximately 14 percent of its estimated 2007 fuel requirements. The consumption hedged for 2007 is capped at an average price of approximately $68 per barrel of crude oil. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.
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
Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or other participating airlines, or for other awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity controlled seating. Mileage credit does not expire, provided a customer has any type of qualifying activity at least once every 36 months. See Critical Accounting Policies and Estimates under Item 7 for more information on AAdvantage.
Other Matters
Seasonality and Other Factors The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2006 is included in Note 15 to the consolidated financial statements. In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.
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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2007 covering losses to employees, passengers, third parties and aircraft. If the U.S. government does not extend the policy beyond August 31, 2007, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company would be adversely affected. While the price of commercial insurance has declined since the premium increases immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be adversely affected.
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
Available Information The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge under the Investor Relations page on its website, www.aa.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company’s code of ethics, which applies to all employees of the Company, including the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Controller, is posted under the Investor Relations page on its website, www.aa.com. The Company intends to disclose any amendments to the code of ethics, or waivers of the code of ethics on behalf of the CEO, CFO or Controller, under the Investor Relations page on the Company’s website, www.aa.com. The charters for the AMR Board of Directors’ standing committees (the Audit, Compensation, Diversity and Nominating/Corporate Governance Committees), as well as the Board of Directors’ Governance Policies (the Governance Policies), are likewise available on the Company’s website, www.aa.com. Upon request, copies of the charters or the Governance Policies are available at no cost. Information on the Company’s website is not incorporated into or otherwise made a part of this Report.

ITEM 1A. RISK FACTORS
Our ability to become consistently profitable and our ability to continue to fund our obligations on an ongoing basis will depend on a number of risk factors, many of which are largely beyond our control. Some of the factors that may have a negative impact on us are described below:
As a result of significant losses in recent years, our financial condition has been materially weakened.
Although we earned a profit in 2006, we incurred significant losses in recent prior years: $857 million in 2005, $751 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. As a result, our financial condition was materially weakened, and we remain vulnerable both to unexpected events (such as additional terrorist attacks or a sudden spike in jet fuel prices) and to general declines in the operating environment (such as that resulting from a recession or significant increased competition).
Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.
As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to reduce our costs. Although we have a number of initiatives underway to address our cost and revenue challenges, some of these initiatives involve changes to our business which we may be unable to implement. In addition, we expect that, as time goes on, it may be progressively more difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs are not known at this time and cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. Given the competitive challenges we face and other factors, such as high fuel prices, that are beyond our control, we must continue to aggressively pursue profit improvement initiatives to achieve long-term success.
Our business is affected by many changing economic and other conditions beyond our control, and our results of operations tend to be volatile and fluctuate due to seasonality.
Our business and our results of operations are affected by many changing economic and other conditions beyond our control, including among others:
•	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation and higher interest rates, war, terrorist attacks or political instability;

•	changes in consumer preferences, perceptions, spending patterns or demographic trends;

•	changes in the competitive environment due to industry consolidation and other factors;

•	actual or potential disruptions to the air traffic control system;

•	increases in costs of safety, security and environmental measures;

•	outbreaks of diseases that affect travel behavior; or

•	weather and natural disasters.
As a result, our results of operations tend to be volatile and subject to rapid and unexpected change. In addition, due to generally greater demand for air travel during the summer, our revenues in the second and third quarters of the year tend to be stronger than revenues in the first and fourth quarters of the year.
Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity.
We have and will continue to have a significant amount of indebtedness and obligations to make future payments on aircraft equipment and property leases, and a high proportion of debt to equity capital. We may incur substantial additional debt, including secured debt, and lease obligations in the future. We also have substantial pension funding obligations. Our substantial indebtedness and other obligations could have important consequences. For example, they could:

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
American has a fully drawn $740 million Credit Facility, which consists of a $295 million Revolving Facility with a final maturity on June 17, 2009 and a $445 million Term Loan Facility with a final maturity on December 17, 2010. The Credit Facility contains a liquidity covenant and a ratio of cash flow to fixed charges covenant. We complied with these covenants as of December 31, 2006 and expect to be able to continue to comply with these covenants. However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether we will, in fact, be able to continue to comply with these covenants, and there are no assurances that we will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which — if we did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of our other debt and lease obligations, and otherwise have a material adverse impact on us.
We are being adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.
Our results are very significantly affected by the price and availability of jet fuel, which are in turn affected by a number of factors beyond our control. Although fuel prices have moderated somewhat from the record high prices reached in July and August 2006, they are volatile and remain high by historical standards.
Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. In fact, recent history would indicate that we have limited ability to pass along the increased costs of fuel. If fuel prices decline in the future, increased fare competition and lower revenues may offset any potential benefit of lower fuel prices.
While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be reductions in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of current high prices for a significant period of time, would have a material adverse impact on us.
While we seek to manage the price risk of fuel costs by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs. In addition, a deterioration of our financial position could negatively affect our ability to enter into derivative contracts in the future.

The airline industry is fiercely competitive and we are subject to increasing competition.
Service over almost all of our routes is highly competitive and fares remain at low levels by historical standards. We face vigorous, and in some cases, increasing competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost carriers and, particularly on shorter segments, ground and rail transportation. We also face increasing and significant competition from marketing/operational alliances formed by our competitors. The percentage of routes on which we compete with carriers having substantially lower operating costs than ours has grown significantly over the past decade, and, as of December 31, 2006, we now compete with low-cost carriers on approximately 82 percent of our domestic network.
Certain alliances have been granted immunity from anti-trust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.
Pricing decisions are significantly affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on our financial results because we must generally match competitors’ fares, since failing to match would result in even less revenue. More recently, we have faced increased competition from carriers with simplified fare structures, which are generally preferred by travelers. Any fare reduction or fare simplification initiative may not be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields. Moreover, decisions by our competitors that increase — or reduce — overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, can have a material impact on related fare levels.
There have been numerous mergers and acquisitions within the U.S. airline industry since its deregulation in 1978, and there may be additional mergers and acquisitions in the future. US Airways’ recent bid to purchase Delta, and other factors, could spur consolidation within the industry in the near term. Any airline industry consolidation could substantially alter the competitive landscape and may result in changes in our corporate or business strategy. We cannot reliably predict the impact on us of, and our role in or response to, airline industry consolidation.
We compete with reorganized and reorganizing carriers, which may result in competitive disadvantages for us or fare discounting.
We must compete with air carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11, including United, the second largest U.S. air carrier, Delta, the third largest U.S. air carrier and Northwest, the fourth largest U.S. air carrier. It is possible that other competitors may seek to reorganize in or out of Chapter 11. With the Chapter 11 filings of Delta and Northwest, two out of the four largest U.S. air carriers are now operating under the protection of the Bankruptcy Code, with United having emerged from Chapter 11 in the first quarter of 2006. We cannot predict the outcome of any airline bankruptcy proceedings or the consequences of such a large portion of the airline industry’s capacity being provided by bankrupt or recently reorganized air carriers.
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

Fares are at low levels and our reduced pricing power adversely affects our ability to achieve adequate pricing, especially with respect to business travel.
While we have recently been able to implement some fare increases on certain domestic and international routes, our passenger yield remains low by historical standards. We believe this is due in large part to a corresponding decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing including under the protection of Chapter 11; other carriers being well hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and, more recently, fare simplification efforts by certain carriers. We believe that our reduced pricing power could persist indefinitely.
We may need to raise additional funds to maintain sufficient liquidity, but we may be unable to do so on acceptable terms.
To maintain sufficient liquidity as we continue to implement our restructuring and cost reduction initiatives, and because we have significant debt, lease, pension and other obligations in the next several years, we may need continued access to additional funding.
Our ability to obtain future financing has been reduced because we have fewer unencumbered assets available than in years past. A very large majority of our aircraft assets (including virtually all of our aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) have been encumbered. Also, the market value of our aircraft assets has declined in recent years and those assets may not maintain their current market value.
Since the terrorist attacks of September 2001, which we refer to as the Terrorist Attacks, our credit ratings have been lowered to significantly below investment grade. These reductions have increased our borrowing costs and otherwise adversely affected borrowing terms, and limited borrowing options. Additional reductions in our credit ratings could further increase borrowing or other costs and further restrict the availability of future financing.
A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of financing for us. As a result, there can be no assurance that financing will be available to us on acceptable terms, if at all. An inability to obtain additional financing on acceptable terms could have a material adverse impact on us and on our ability to sustain our operations over the long term.
Our corporate or business strategy may change.
In light of the rapid changes in the airline industry, we evaluate our assets on an ongoing basis with a view to maximizing their value to us and determining which are core to our operations. We also regularly evaluate our corporate and business strategies, and they are influenced by factors beyond our control, including changes in the competitive landscape we face. Our corporate and business strategies are, therefore, subject to change.
Our business is subject to extensive government regulation, which can result in increases in our costs, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
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

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of airline operations, reduced the demand for air travel or restricted the way we can conduct our business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandated the federalization of certain airport security procedures and resulted in the imposition of additional security requirements on airlines. In addition, many aspects of our operations are subject to increasingly stringent environmental regulations, and concerns about climate change, in particular, may result in the imposition of additional regulation. For example, the European Commission is currently seeking to impose emissions controls on all flights coming into Europe. Laws or regulations similar to those described above or other U.S. or foreign governmental actions in the future may adversely affect our business and financial results.
The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:
•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports;

•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of regulations that impact customer service standards (for example new passenger security standards); or

•	the adoption of more restrictive locally-imposed noise restrictions.
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
We could be adversely affected by conflicts overseas or terrorist attacks.
Actual or threatened U.S. military involvement in overseas operations has, on occasion, had an adverse impact on our business, financial position (including access to capital markets) and results of operations, and on the airline industry in general. The continuing conflict in Iraq, or other conflicts or events in the Middle East or elsewhere, may result in similar adverse impacts.
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
Our labor costs are higher than our competitors.
Wages, salaries and benefits constitute a significant percentage of our total operating expenses. In 2006, they constituted approximately 32 percent of our total operating expenses. All of the major hub-and-spoke carriers with whom American competes have achieved significant labor cost savings through or outside of bankruptcy proceedings. We believe American’s labor costs are higher than those of its primary competitors, and it is unclear how long this labor cost disadvantage may persist.
We could be adversely affected if we are unable to maintain satisfactory relations with any unionized or other employee work group.
Our operations could be adversely affected if we fail to maintain satisfactory relations with any labor union representing our employees. In addition, any significant dispute we have with, or any disruption by, an employee work group could adversely impact us. Moreover, one of the fundamental tenets of our strategic Turnaround Plan is increased union and employee involvement in our operations. To the extent that we are unable to maintain satisfactory relations with any unionized or other employee work group, our ability to execute our strategic plans could be adversely affected.
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
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2007, covering losses to employees, passengers, third parties and aircraft. If the U.S. government does not extend the policy beyond August 31, 2007, or if the U.S. government at anytime thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, we will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.
While the price of commercial insurance has declined since the period immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected.
We may be unable to retain key management personnel.
Since the Terrorist Attacks, a number of our key management employees have elected to retire early or leave for more financially favorable opportunities at other companies, both within and outside of the airline industry. There can be no assurance that we will be able to retain our key management employees. Any inability to retain our key management employees, or attract and retain additional qualified management employees, could have a negative impact on us.

We could be adversely affected by a failure or disruption of our computer, communications or other technology systems.
We are heavily and increasingly dependent on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. We have taken certain steps to help reduce the risk of some (but not all) of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a catastrophic failure of certain of our vital systems (which we believe is unlikely) could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on our operations and our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2006.
ITEM 2. PROPERTIES
Flight Equipment — Operating
Owned and leased aircraft operated by the Company at December 31, 2006 included:

	Average Seating					Average
Equipment Type	Capacity	Owned	Capital Leased	Operating Leased	Total	Age (Years)

American Airlines Aircraft
Airbus A300-600R	267	10	—	24	34	17
Boeing 737-800	148	67	—	10	77	7
Boeing 757-200	187	87	6	49	142	12
Boeing 767-200 Extended Range	167	3	11	1	15	20
Boeing 767-300 Extended Range	220	47	—	11	58	13
Boeing 777-200 Extended Range	246	46	—	—	46	6
McDonnell Douglas MD-80	136	138	72	115	325	17

Total		398	89	210	697	14

AMR Eagle Aircraft
Bombardier CRJ-700	70	25	—	—	25	4
Embraer 135	37	39	—	—	39	7
Embraer 140	44	59	—	—	59	4
Embraer 145	50	108	—	—	108	4
Super ATR	64/66	39	—	—	39	12
Saab 340B/340B Plus	34	14	1	21	36	12

Total		284	1	21	306	7

Of the operating aircraft listed above, 25 McDonnell Douglas MD-80 aircraft — 12 owned, eight operating leased and five capital leased — and ten operating leased Saab 340B Plus aircraft were in temporary storage as of December 31, 2006.
A very large majority of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Flight Equipment — Non-Operating
Owned and leased aircraft not operated by the Company at December 31, 2006 included:

Equipment Type	Owned	Capital Leased	Operating Leased	Total

American Airlines Aircraft
Boeing 777-200 Extended Range	1	—	—	1
Boeing 767-200	1	—	1	2
Boeing 767-200 Extended Range	—	—	2	2
Fokker 100	—	—	4	4
McDonnell Douglas MD-80	13	6	6	25

Total	15	6	13	34

AMR Eagle Aircraft
Embraer 145	10	—	—	10
Saab 340B/340B Plus	31	2	—	33

Total	41	2	—	43

American leased its Boeing 777-200ER not operated by the Company at December 31, 2006, to The Boeing Company through January 5, 2007. Subsequent to its return to the Company on January 5, 2007, the aircraft has been returned to operation.
AMR Eagle has leased its 10 owned Embraer 145s not operated by the Company to Trans States Airlines, Inc.
For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.
Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2006 are:

						2012
Equipment Type	2007	2008	2009	2010	2011	and Thereafter

American Airlines Aircraft
Airbus A300-600R	—	3	3	9	9	—
Boeing 737-800	—	—	—	—	—	10
Boeing 757-200	14	9	1	—	1	30
Boeing 767-200 Extended Range	—	2	1	1	2	6
Boeing 767-300 Extended Range	—	3	—	—	—	8
McDonnell Douglas MD-80	1	7	4	12	21	142

	15	24	9	22	33	196

AMR Eagle Aircraft
Saab 340B/340B Plus	14	8	—	—	—	—

	14	8	—	—	—	—

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
Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case against certain airline defendants and Orbitz LLC. The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division. Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice. On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs. American continues to vigorously defend these lawsuits. A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.
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

American is defending an appeal of a lawsuit, filed as a class action but not certified as such, arising from allegedly improper failure to refund certain governmental taxes and fees collected by American upon the sale of nonrefundable tickets when such tickets are not used for travel. In Harrington v. Delta Air Lines, Inc., et al. (filed November 24, 2004 in the United States District Court for the District of Massachusetts), the plaintiffs sought unspecified actual damages (trebled), declaratory judgment, injunctive relief, costs, and attorneys’ fees. The suit asserted various causes of action, including breach of contract, conversion, and unjust enrichment against American and numerous other airline defendants. The defendants filed a motion to dismiss, which was granted. The plaintiffs appealed to the First Circuit Court of Appeals. On February 7, 2007, the First Circuit affirmed the dismissal. American is vigorously defending the suit and believes it to be without merit. However, a final adverse court decision requiring American to refund collected taxes and/or fees could have a material adverse impact on the Company.
On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents the American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO. This leaves the claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution). Although the Company believes the case against it is without merit and both American and the APFA are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On December 19, 2006, the Company received a request for information from the European Commission seeking information regarding the Company’s revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company intends to cooperate fully with these investigations. In the event that these or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 44 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. The Company has not been named as a defendant in the consolidated complaint filed by the plaintiffs. However, the plaintiffs have not released any claims that they may have against the Company, and the Company may later be added as a defendant in the litigation. If the Company is sued on these claims, it will vigorously defend the suit, but any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.
On June 20, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The Company intends to cooperate fully with this investigation. In the event that this or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, M 06-01793 on October 25, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.
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

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (a wholly-owned subsidiary of the Company), in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.). The plaintiff alleges that American and American Beacon infringe a number of the plaintiff’s patents, each of which relates to automated telephone call processing systems. The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys’ fees. Although the Company believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.
American is defending a lawsuit (Kelley Kivilaan v. American Airlines, Inc.), filed on September 16, 2004 in the United States District Court for the Middle District of Tennessee. The suit was brought by a flight attendant who seeks to represent a purported class of current and former flight attendants. The suit alleges that several of the Company’s medical benefits plans discriminate against females on the basis of their gender in not providing coverage in all circumstances for prescription contraceptives. Plaintiff seeks injunctive relief and monetary damages. The case has not been certified as a class action, but we anticipate that a motion for class certification will be filed in the first quarter of 2007. American will vigorously defend this lawsuit; however, any adverse judgment could have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2006.
Executive Officers of the Registrant
The following information relates to the executive officers of AMR as of the filing of this Form 10-K.

Gerard J. Arpey
Mr. Arpey was elected Chairman, President and Chief Executive Officer of AMR and American in May 2004. He was elected Chief Executive Officer of AMR and American in April 2003. He served as President and Chief Operating Officer of AMR and American from April 2002 to April 2003. He served as Executive Vice President — Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President — Planning of American from 1992 to January 1995. Prior to that, he served in various management positions at American since 1982. Age 48.

Daniel P. Garton
Mr. Garton was elected Executive Vice President — Marketing of American in September 2002. He is also an Executive Vice President of AMR. He served as Executive Vice President — Customer Services of American from January 2000 to September 2002 and Senior Vice President — Customer Services of American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to 1998. Except for two years service as Senior Vice President and Chief Financial Officer of Continental between 1993 and 1995, he has been with the Company in various management positions since 1984. Age 49.

Thomas W. Horton
Mr. Horton was named Executive Vice President of Finance and Planning and Chief Financial Officer of AMR Corporation in March 2006 upon returning to American from AT&T Corp., a telecommunications company, where he had been Vice Chairman and Chief Financial Officer. Prior to leaving for AT&T Corp., Mr. Horton was Senior Vice President and Chief Financial Officer of AMR and American from January 2000 to 2002. From 1994 to January 2000 Mr. Horton served as a Vice President of American and has served in various management positions of American since 1985. Age 45.

Gary F. Kennedy
Mr. Kennedy was elected Senior Vice President and General Counsel in January 2003. He is also the Corporation’s Chief Compliance Officer. He served as Vice President — Corporate Real Estate of American from 1996 to January 2003. Prior to that, he served as an attorney and in various management positions at American since 1984. Age 51.

Robert W. Reding
Mr. Reding was elected Senior Vice President — Technical Operations for American Airlines in May 2003. He joined the Company in March 2000 and served as Chief Operations Officer of AMR Eagle through May 2003. Prior to joining the Company, Mr. Reding served as President and Chief Executive Officer of Reno Air from 1992 to 1998 and President and Chief Executive Officer of Canadian Regional Airlines from 1998 to March 2000. Age 57.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The Company’s common stock is traded on the New York Stock Exchange (symbol AMR). The approximate number of record holders of the Company’s common stock at February 16, 2007 was 16,320.
The range of closing market prices for AMR’s common stock on the New York Stock Exchange was:

	2006		2005
	High	Low	High	Low
Quarter Ended
March 31	$28.88	$18.76	$11.04	$7.83
June 30	28.76	21.88	14.16	10.11
September 30	27.66	18.83	14.47	10.32
December 31	34.10	24.10	22.71	11.08
No cash dividends on common stock were declared for any period during 2006 or 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2006 [1,2]	2005 [1,3]	2004 [1,3]	2003 [1,4]	2002 [1,4,5]

Total operating revenues	$22,563	$20,712	$18,645	$17,440	$17,420
Operating income (loss)	1,060	(89)	(134)	(843)	(3,331)
Income (loss) before cumulative effect of accounting change	231	(857)	(751)	(1,227)	(2,524)
Net income (loss)	231	(857)	(751)	(1,227)	(3,512)
Loss per share before cumulative effect of accounting change:
Basic	1.13	(5.18)	(4.68)	(7.75)	(16.22)
Diluted	0.98	(5.18)	(4.68)	(7.75)	(16.22)
Net loss per share:
Basic	1.13	(5.18)	(4.68)	(7.75)	(22.58)
Diluted	0.98	(5.18)	(4.68)	(7.75)	(22.58)

Total assets	29,145	29,495	28,773	29,330	30,267
Long-term debt, less current maturities	11,217	12,530	12,436	11,901	10,888
Obligations under capital leases, less current obligations	824	926	1,088	1,225	1,422
Obligation for pension and postretirement benefits	5,341	4,998	4,743	4,803	4,730
Stockholders’ equity (deficit) [6]	(606)	(1,430)	(537)	80	990

[1]	Includes the impact of adopting FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” as described in Note 1 to the consolidated financial statements.

[2]	Includes the impact of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as described in Note 9 to the consolidated financial statements.

[3]	Includes restructuring charges (for a further discussion of these items, see Item 7, Management’s Discussion and Analysis and Note 2 to the consolidated financial statements).

[4]	Includes restructuring charges and U.S. government grant.

[5]
Includes a one-time, non-cash charge, effective January 1, 2002, of $988 million, net of tax, to write-off all of AMR’s goodwill. This charge resulted from the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” and was reflected as a cumulative effect of accounting change in the consolidated financial statements.

[6]
For the year ended December 31, 2002, the Company recorded an additional minimum pension liability adjustment resulting in an after tax charge to stockholders’ equity (deficit) of approximately $1.0 billion. The Company recorded a reduction to the additional minimum pension liability resulting in a credit to stockholders’ equity (deficit) of approximately $337 million for the year ended December 31, 2003 and $129 million for the year ended December 31, 2004. The Company recorded an additional charge resulting in a debit to stockholders’ equity (deficit) of $379 million for the year ended December 31, 2005. Effective December 31, 2006, the Company adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This adoption decreased Stockholders’ equity by $1.0 billion and increased the obligation for pension and other postretirement benefits by $880 million.

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
Overview
The Company recorded net earnings of $231 million in 2006 compared to a net loss of $857 million in 2005. In addition, the Company’s unrestricted cash and short-term investments balance increased $901 million, from $3.8 billion to $4.7 billion. The Company’s 2006 results reflected an improvement in revenues somewhat offset by fuel prices and certain other costs that were higher in 2006 compared to 2005. While the Company recorded positive earnings in 2006, AMR incurred total losses of more than $8 billion in the five years prior to 2006 and remains heavily indebted.
The Company’s 2006 earnings were due in part to the Company’s success in implementing fare increases to partially offset higher fuel prices. In 2006, mainline passenger load factor increased 1.5 points year-over-year to 80.1 percent and mainline passenger revenue yield increased 6.7 percent year-over-year. However, passenger revenue yield remains low by historical standards. The Company believes this is the result of excess industry capacity and its reduced pricing power resulting from greater cost sensitivity on the part of travelers (especially business travelers), increased competition from LCC’s, the use of the internet, and other factors. The Company believes its reduced pricing power could persist indefinitely.
Offsetting these fare increases, the Company’s 2006 fuel expense increased $787 million compared to 2005 despite a decrease in mainline capacity of more than one percent. In 2006, the price of a gallon of jet fuel was 129.7 percent higher than in 2003 and the Company’s fuel expense was $3.6 billion higher in 2006 than in 2003 on a mainline capacity increase of approximately 5.0 percent.
The Company’s 2006 earnings reflect the continuing joint efforts between the Company and its employees to identify and implement initiatives designed to increase efficiencies and revenues and reduce costs under the Turnaround Plan. The Turnaround Plan is the Company’s strategic framework for returning to sustained profitability and has four tenets: (i) lower costs to compete, (ii) fly smart — give customers what they value, (iii) pull together, win together and (iv) build a financial foundation.

Under the Turnaround Plan, the Company has implemented hundreds of cost savings initiatives estimated to save approximately $3.5 billion in annual expense. In combination with the Company’s 2003 restructuring of labor and other contracts, these initiatives have more than offset the Company’s non-fuel inflationary and other cost pressures during this period. Employee productivity (measured in available seat miles per equivalent head) and aircraft productivity (measured in miles flown per day) have consistently increased under the Turnaround Plan and established new Company records in 2006.
The Company has also implemented numerous efforts to find additional revenue sources and increase existing ones. In addition to improving core passenger and cargo revenues, these efforts have contributed to a 36 percent increase in Other revenues since 2004 to $1.4 billion in 2006.
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
The Company’s ability to become consistently profitable and its ability to continue to fund it obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A. In addition, four of the Company’s largest domestic competitors have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs. In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Short-Term Investments and Restricted Assets
At December 31, 2006, the Company had $4.7 billion in unrestricted cash and short-term investments and $468 million in restricted cash and short-term investments.
Significant Indebtedness and Future Financing
Substantial indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A. During 2004, 2005 and 2006, in addition to refinancing its Credit Facility and certain debt with an institutional investor (see Note 6 to the consolidated financial statements), the Company raised an aggregate of approximately $3.2 billion of financing to fund capital commitments (mainly for aircraft and ground properties), operating losses, debt maturities, and employee pension obligations, and to bolster its liquidity. As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company has significant debt, lease and other obligations in the next several years, as well as substantial pension funding obligations (refer to Contractual Obligations in this Item 7), the Company may need access to additional funding. The Company also continues to evaluate the economic benefits and other aspects of replacing some of the older aircraft in its fleet prior to 2013. The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company’s owned aircraft, including virtually all of the Company’s Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft, (ii) debt secured by new aircraft deliveries, (iii) debt secured by other assets, (iv) securitization of future operating receipts, (v) the sale or monetization of certain assets, (vi) unsecured debt and (vii) issuance of equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company’s and American’s recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, revenues that are weak by historical standards, and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms could have a material adverse impact on the Company and on the ability of the Company to sustain its operations over the long-term.
Credit Ratings
AMR’s and American’s credit ratings are significantly below investment grade. Additional reductions in AMR’s or American’s credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.
Credit Facility Covenants
American has a fully drawn $740 million credit facility which consists of a fully drawn $295 million senior secured revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $445 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 1.20 to 1.00 for the four quarter period ending December 31, 2006 and will increase gradually for each four quarter period ending on each fiscal quarter thereafter until it reaches 1.50 to 1.00 for the four quarter period ending June 30, 2009. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of December 31, 2006 and expect to be able to continue to comply with these covenants. However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with these covenants, and there are no assurances that AMR and American will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which — if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of the Company’s other debt and lease obligations and otherwise have a material adverse impact on the Company. See Note 6 to the consolidated financial statements for the required ratios at each measurement date through the life of the Credit Facility.
Cash Flow Activity
The Company’s cash flow from operating activities improved in 2006. Net cash provided by operating activities during the year ended December 31, 2006 was $1.9 billion, an increase of $915 million over 2005, due primarily to an improved revenue environment and the impact of certain Company initiatives to improve revenue.
Capital expenditures during 2006 were $530 million and primarily included the acquisition of two Boeing 777-200ER aircraft and the cost of improvements at JFK. Substantially all of the Company’s construction costs at JFK are being reimbursed through a fund established from a previous financing transaction. See Note 6 to the consolidated financial statements for additional information.
During the second quarter of 2006, the Company issued and sold 15 million shares of its common stock. The Company realized $400 million from the equity sale.
During 2006, the Company repurchased approximately $190 million of its debt and lease obligations. Going forward, depending on market conditions, its cash position and other considerations, the Company may from time to time redeem or repurchase its debt, or take other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.
Working Capital
AMR (principally American) historically operates with a working capital deficit, as do most other airline companies. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses, employee pension obligations and debt maturities.
Off Balance Sheet Arrangements
American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2006, future lease payments required under these leases totaled $2.3 billion.

Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $1.8 billion of these bonds (with total future payments of approximately $4.6 billion as of December 31, 2006) are guaranteed by American, AMR, or both. Approximately $495 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $100 million in 2007, $218 million in 2008, $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.
In addition, the Company had other operating leases, primarily for aircraft and airport facilities, with total future lease payments of $4.6 billion as of December 31, 2006. Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

Contractual Obligations
The following table summarizes the Company’s obligations and commitments as of December 31, 2006 (in millions):

	Payments Due by Year(s) Ended December 31,
			2008	2010
			and	and
Contractual Obligations	Total	2007	2009	2011	2012 and Beyond

Operating lease payments for aircraft and facility obligations[1]	$11,484	$1,098	$1,961	$1,715	$6,710
Firm aircraft commitments[2]	2,770	—	—	23	2,747
Capacity purchase agreements [3]	179	97	82	—	—
Long-term debt [4]	18,396	2,025	3,595	4,566	8,210
Capital lease obligations	1,541	197	411	282	651
Other purchase obligations [5]	1,328	326	370	323	309
Other long-term liabilities [6,7]	6,242	552	1,492	1,611	2,587

Total obligations and commitments	$41,940	$4,295	$7,911	$8,520	$21,214

[1]
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

[2]	As of December 31, 2006, the Company had commitments to acquire an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016.

[3]
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

[4]	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2006.

[5]
Includes noncancelable commitments to purchase goods or services, primarily construction related costs at JFK and information technology related support. Substantially all of the Company’s construction costs at JFK will be reimbursed through a fund established from a previous financing transaction. The Company has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these estimates. Substantially all of the Company’s purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows the Company to cancel an order with 30 days notice.

[6]
Includes expected pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2015. See Note 10 to the consolidated financial statements.

[7]
Excludes a $2.2 billion accident liability, related to the Terrorist Attacks and flight 587, recorded in Other liabilities and deferred credits, as discussed in Note 2 to the consolidated financial statements. This liability is offset in its entirety by a receivable, recorded in Other assets, which the Company expects to receive from insurance carriers as claims are resolved.

Pension Obligations The Company is required to make contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). As included in the table above, the Company’s estimated 2007 contributions to its defined benefit pension plans are approximately $364 million. This estimate reflects the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
Results of Operations
The Company recorded net earnings of $231 million in 2006 compared to a net loss of $857 million in 2005. The Company’s 2006 results reflected an improvement in revenues somewhat offset by fuel prices and certain other costs that were higher in 2006 compared to 2005. The 2006 and 2005 results were impacted by a decrease in depreciation expense of $108 million in each year related to a change in the depreciable lives of certain aircraft types discussed further below, in Critical Accounting Policies in this Item 7, and in Note 1 to the consolidated financial statements, and productivity improvements and other cost reductions resulting from progress under the Turnaround Plan. The Company’s 2005 results were also impacted by a $155 million aircraft charge, a $73 million facility charge, an $80 million charge for the termination of a contract, a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. All of these amounts are included in Other operating expenses in the consolidated statement of operations, except for a portion of the facility charge which is included in Other rentals and landing fees. Also included in the 2005 results was a $69 million fuel tax credit. Of this amount, $55 million is included in Aircraft fuel expense and $14 million is included in Interest income in the consolidated statement of operations. In addition, the Company did not record a tax provision or benefit associated with its 2006 earnings or 2005 and 2004 losses.
Although the Company is currently receiving a depreciation expense benefit from the change in estimate of depreciable lives discussed above, the Company’s operating expenses excluding depreciation will likely be higher during the extended life of the MD-80 aircraft than they would be for new aircraft. For example, based on current estimates, the Company’s MD-80 aircraft consume more fuel and incur higher maintenance expense than a new aircraft that requires minimal maintenance during the first several years of operation.

Revenues
2006 Compared to 2005 The Company’s revenues increased approximately $1.9 billion, or 8.9 percent, to $22.6 billion in 2006 compared to 2005. American’s passenger revenues increased by 7.5 percent, or $1.2 billion, despite a capacity (available seat mile) (ASM) decrease of 1.2 percent. American’s passenger load factor increased 1.5 points to 80.1 percent and passenger revenue yield per passenger mile increased 6.7 percent to 12.81 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 8.8 percent to 10.26 cents. In 2006, American derived approximately 64 percent of its passenger revenues from domestic operations and approximately 36 percent from international operations. Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2006
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change

DOT Domestic	10.24	9.3%	111	(3.2)%
International	10.30	7.8	63	2.7
DOT Latin America	10.78	13.7	30	(2.1)
DOT Atlantic	10.34	2.6	25	4.6
DOT Pacific	8.49	4.6	8	16.7
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $354 million, or 16.5 percent, to $2.5 billion as a result of increased capacity and load factors. Regional Affiliates’ traffic increased 11.5 percent to 10.0 billion revenue passenger miles (RPMs), while capacity increased 6.6 percent to 13.6 billion ASMs, resulting in a 3.2 point increase in passenger load factor to 73.6 percent.
Cargo revenues increased 5.5 percent, or $43 million as a result of a $31 million increase in mail revenue and a $26 million increase in freight fuel surcharges.
Other revenues increased 17.7 percent, or $206 million, to $1.4 billion due in part to increased third-party maintenance contracts obtained by the Company’s maintenance and engineering group and increases in certain passenger fees.

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
Cargo revenues increased 6.2 percent, or $46 million, primarily due to a $49 million increase in freight fuel surcharges and other service fees.
Other revenues increased 15.4 percent, or $156 million, to $1.2 billion due in part to increased third-party maintenance contracts obtained by the Company’s maintenance and engineering group and increases in certain passenger fees.

Operating Expenses
2006 Compared to 2005 The Company’s total operating expenses increased 3.4 percent, or $702 million, to $21.5 billion in 2006 compared to 2005. American’s mainline operating expenses per ASM in 2006 increased 3.8 percent compared to 2005 to 10.90 cents. This increase in operating expenses per ASM is due primarily to a 16.5 percent increase in American’s price per gallon of fuel (net of the impact of a fuel tax credit and fuel hedging) in 2006 relative to 2005.

	Year ended
(in millions)	December	Change from	Percentage
Operating Expenses	31, 2006	2005	Change

Wages, salaries and benefits	$6,813	$58	0.9%
Aircraft fuel	6,402	787	14.0	(a)
Other rentals and landing fees	1,283	21	1.7
Depreciation and amortization	1,157	(7)	(0.6)
Commissions, booking fees and credit card expense	1,076	(37)	(3.3)
Maintenance, materials and repairs	971	(14)	(1.4)
Aircraft rentals	606	15	2.5
Food service	508	1	0.2
Other operating expenses	2,687	(122)	(4.3	)(b)

Total operating expenses	$21,503	$702	3.4%

(a)
Aircraft fuel expense increased primarily due to a 16.5 percent increase in American’s price per gallon of fuel (considering the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 2.3 percent decrease in American’s fuel consumption.

(b)
Other operating expenses decreased due to charges taken in 2005. Included in 2005 expenses was a $155 million charge for the retirement of 27 MD-80 aircraft, facilities charges of $56 million as part of the Company’s restructuring initiatives and an $80 million charge for the termination of an airport construction contract. These charges were somewhat offset by a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. The 2006 expenses were impacted by a $38 million increase in costs associated with third-party maintenance contracts obtained by the Company’s maintenance and engineering group.

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

	Year ended
(in millions)	December	Change from	Percentage
Operating Expenses	31, 2005	2004	Change

Wages, salaries and benefits	$6,755	$36	0.5%
Aircraft fuel	5,615	1,646	41.5	(a)
Other rentals and landing fees	1,262	75	6.3
Depreciation and amortization	1,164	(128)	(9.9	)(b)
Commissions, booking fees and credit card expense	1,113	6	0.5
Maintenance, materials and repairs	985	24	2.5
Aircraft rentals	591	(18)	(3.0)
Food service	507	(51)	(9.1)
Other operating expenses	2,809	432	18.2	(c)

Total operating expenses	$20,801	$2,022	10.8%

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
2006 Compared to 2005 Increases in both short-term investment balances and interest rates caused an increase in Interest income of $130 million, or 87.2 percent, to $279 million. Interest expense increased $73 million, or 7.6 percent, to $1.0 billion primarily as a result of increases in interest rates. Miscellaneous — net includes a charge of $102 million for changes in market value of hedges that did not qualify for hedge accounting during certain periods in 2006. Gains deferred in Accumulated other comprehensive loss prior to these hedges being deemed ineffective partially offset this charge as the hedges settled in 2006 and settle in 2007.
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
Income Tax Benefit
The Company did not record a net tax provision or benefit associated with its 2006 earnings or 2005 and 2004 losses due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004

American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	139,454	138,374	130,164
Available seat miles (millions)	174,021	176,112	174,015
Cargo ton miles (millions)	2,224	2,209	2,203
Passenger load factor	80.1%	78.6%	74.8%
Passenger revenue yield per passenger mile (cents)	12.81	12.01	11.54
Passenger revenue per available seat mile (cents)	10.26	9.43	8.63
Cargo revenue yield per ton mile (cents)	37.18	35.49	33.51
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	10.90	10.50	9.73
Fuel consumption (gallons, in millions)	2,881	2,948	3,014
Fuel price per gallon (cents)	200.8	172.3	121.2
Operating aircraft at year-end	697	699	727

Regional Affiliates
Revenue passenger miles (millions)	9,972	8,946	7,283
Available seat miles (millions)	13,554	12,714	10,835
Passenger load factor	73.6%	70.4%	67.2%

(*)	Excludes $2.7 billion, $2.5 billion and $2.1 billion of expense incurred related to Regional Affiliates in 2006, 2005 and 2004, respectively.
Outlook
The Company currently expects first quarter mainline unit costs to decrease 1.3 percent compared to the first quarter of 2006. Full year 2007 mainline unit costs are expected to increase 1.4 percent compared to 2006. These costs are based on fuel prices resulting from the December forward curve which generated a consolidated fuel price of $1.83 in the first quarter and $2.12 for all of 2007. Capacity for American’s mainline jet operations is expected to be approximately flat in the first quarter of 2007 versus first quarter 2006. American’s mainline capacity for the full year 2007 is expected to decrease approximately one percent from 2006 with more than a one percent reduction in domestic capacity and less than a one percent decrease in international capacity.

Other Information
Critical Accounting Policies and Estimates The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: accounting for long-lived assets, passenger revenue, frequent flyer program, stock compensation, pensions and other postretirement benefits, and income taxes.
Long-lived assets — The Company has approximately $19 billion of long-lived assets as of December 31, 2006, including approximately $18 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company’s fleet plan has been the primary indicator that has resulted in an impairment charge in the past.
On November 17, 2004, American deferred the delivery date of 54 Boeing aircraft by approximately seven years which, in combination with numerous other factors, led American to re-evaluate the expected useful lives of its aircraft. As a result of this evaluation, American changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years effective January 1, 2005. The primary factors that supported changing the estimated useful life of these aircraft were (i) the absence of scheduled narrow body deliveries until 2013 (even these 47 narrow body deliveries would only replace less than ten percent of the Company’s existing narrow body fleet assuming the deliveries are not used to grow the Company’s capacity at that time), (ii) the financial condition of the Company, which significantly limits its flexibility to purchase new aircraft and (iii) the absence of technology step change for narrow body aircraft, such as technology that would allow the Company to fly its aircraft substantially more efficiently (as was the case with replacements for previous generation aircraft such as the B-727 which had three engines versus two on the replacement aircraft) that would clearly economically compel the Company to replace the fleet. In addition, there are currently no government regulations, such as noise reduction requirements, that would require aircraft replacement.
Subsequent to the change in depreciable lives on January 1, 2005, all of American’s fleet types are depreciated over 30 years except for the Airbus A300 and the Boeing 767, which did not generally meet the above conditions to support extending their lives.

It is possible that the ultimate lives of the Company’s aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact the Company’s fleet plan, including positive or negative developments in the areas described above. For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if the Company replaced the aircraft. At some point in the future, higher operating costs and/or improvement in the Company’s economic condition could change the Company’s analysis of the impact of retaining aircraft versus replacing them with new aircraft.
Passenger revenue — Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the industry’s pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company’s historical experience, and are recognized at the scheduled time of departure. The Company’s estimation techniques have been applied consistently from year to year. However, due to changes in the Company’s ticket refund policy and changes in the travel profile of customers, historical trends may not be representative of future results.
Frequent flyer program — American uses the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or its regional affiliates. During 2006, the Company performed a comprehensive analysis of its frequent flyer accounting estimates. As a result of this analysis, the Company adopted several changes in the various estimates used to calculate its frequent flyer liability. The two most significant changes made were (1) valuing accounts with balances of less than 25,000 miles in the incremental cost calculation, and (2) updating to consider the addition of all accounts and for the Company’s recent actual breakage history.
Prior to this analysis, American’s frequent flyer liability was accrued each time a member accumulated sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and the award was expected to be used for free travel. The Company now includes all miles in its estimate of the liability.
The second significant adjustment to the Company’s frequent flyer liability is a change in the method of estimating breakage for miles that are expected to never be redeemed. The Company considers breakage in its incremental cost calculation and recognizes breakage on AAdvantage miles sold over the estimated period of usage for sold miles that are ultimately redeemed. The Company previously applied one breakage rate to miles in accounts with balances sufficient to claim the lowest level of free travel award. Based on the decision to include all miles and a review of trends for expired miles, the Company has modified the breakage estimate including using separate breakage rates for miles earned by flying on American and miles earned through other companies who have purchased AAdvantage miles for distribution to their customers.
The adjustments to the Company’s estimates described in the preceding paragraphs have been applied as of December 31, 2006 and resulted in an insignificant adjustment to the frequent flyer liability.
American includes fuel, food, passenger insurance and reservations/ticketing costs in the calculation of incremental cost. These estimates are generally updated based upon the Company’s 12-month historical average of such costs. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates.
The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles to other companies was approximately $1.6 billion and $1.5 billion (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 18.3 percent and 17.7 percent of AMR’s total current liabilities, at December 31, 2006 and 2005, respectively.

Revenue earned from selling AAdvantage miles to other companies is recognized in two components. The first component represents the revenue for air transportation sold and is valued at fair value. This revenue is deferred and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months. The second revenue component, representing the marketing services sold is recognized as related services are provided.
The number of free travel awards used for travel on American and American Eagle was 2.6 million in both 2006 and 2005 representing approximately 7.5 percent and 7.2 percent of passengers boarded. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.
Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines or cost per mile estimates could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.
Stock Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”. The Company grants awards under its various share based payment plans and utilizes option pricing models or fair value models to estimate the fair value of its awards. Certain awards contain a market performance condition, which is taken into account in estimating the fair value on the date of grant. The fair value of those awards is estimated using a Monte Carlo valuation model that estimates the probability of the potential payouts of these awards, using the historical volatility of the Company’s stock and the stock of other carriers in the competitor group. The Company accounts for these awards over the three year term of the award based on the grant date fair value, provided adequate shares are available to settle the awards. For awards where adequate shares are not anticipated to be available or that only permit settlement in cash, the fair value is re-measured each reporting period.
Pensions and other postretirement benefits — On December 31, 2006, the Company adopted Statement of Accounting Standard 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement plans in the consolidated balance sheet as of December 31, 2006 with a corresponding adjustment to accumulated other comprehensive loss.
The Company’s pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; and (iii) expected health care cost trend rate.
These assumptions as of December 31 were:

	2006	2005
Discount rate	6.00%	5.75%
Expected return on plan assets	8.75%	8.75%
Expected health care cost trend rate:
Pre-65 individuals
Initial	9.0%	4.5%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	9.0%	9.0%
Ultimate (2010)	4.5%	4.5%

The Company’s discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 basis points as of December 31, 2006 would increase the Company’s pension and postretirement benefits obligations by approximately $738 million and $178 million, respectively, and increase estimated 2007 pension and postretirement benefits expense by $62 million and $3 million, respectively.
The expected return on plan assets is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of 40 percent longer duration corporate bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds and ten percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 11.8 percent as of December 31, 2006. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2006 would increase estimated 2007 pension expense by approximately $43 million.
The health care cost trend rate is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2007 postretirement benefits expense by $33 million.
Income taxes — The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Accordingly, the Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company had a deferred tax valuation allowance of $1.3 billion at both December 31, 2006 and 2005. See Note 8 to the consolidated financial statements for additional information.
New Accounting Pronouncement In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company believes the impact of adoption on its consolidated financial statements will be immaterial.

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
Aircraft Fuel The Company’s earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2006 and 2005 cost per gallon of fuel. Based on projected 2007 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $531 million in 2007, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2006, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Comparatively, based on projected 2006 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $528 million in 2006, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2005. As of December 31, 2006, the Company had hedged, with option contracts, including collars, approximately 14 percent of its estimated 2007 fuel requirements. The consumption hedged for 2007 is capped at an average price of approximately $68 per barrel of crude oil. Comparatively, as of December 31, 2005 the Company had hedged, with option contracts, approximately 17 percent of its estimated 2006 fuel requirements. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
Foreign Currency The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. A uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2006 and 2005 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $117 million and $105 million for the years ending December 31, 2007 and 2006, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2007 and 2006 foreign currency-denominated revenues and expenses as of December 31, 2006 and 2005, respectively.
Interest The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company’s largest exposure with respect to variable-rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable-rate debt instruments representing approximately 33 percent and 32 percent of its total long-term debt at December 31, 2006 and 2005, respectively. If the Company’s interest rates average 10 percent more in 2007 than they did at December 31, 2006, the Company’s interest expense would increase by approximately $29 million and interest income from cash and short-term investments would increase by approximately $28 million. In comparison, at December 31, 2005, the Company estimated that if interest rates averaged 10 percent more in 2006 than they did at December 31, 2005, the Company’s interest expense would have increased by approximately $28 million and interest income from cash and short-term investments would have increased by approximately $18 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate long-term debt and cash and short-term investment balances at December 31, 2006 and 2005.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $315 million and $385 million as of December 31, 2006 and 2005, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.
Other The Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AMR Corporation
We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Notes 1, 9, and 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” changed its method of accounting for retirement benefits as required by Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” and changed its method of accounting for planned major maintenance activities at one of its operating subsidiaries as required by Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMR Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 21, 2007

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues

Passenger — American Airlines	$17,862	$16,614	$15,021
— Regional Affiliates	2,502	2,148	1,876
Cargo	827	784	738
Other revenues	1,372	1,166	1,010

Total operating revenues	22,563	20,712	18,645

Expenses

Wages, salaries and benefits	6,813	6,755	6,719
Aircraft fuel	6,402	5,615	3,969
Other rentals and landing fees	1,283	1,262	1,187
Depreciation and amortization	1,157	1,164	1,292
Commissions, booking fees and credit card expense	1,076	1,113	1,107
Maintenance, materials and repairs	971	985	961
Aircraft rentals	606	591	609
Food service	508	507	558
Other operating expenses	2,687	2,809	2,377

Total operating expenses	21,503	20,801	18,779

Operating Income (Loss)	1,060	(89)	(134)

Other Income (Expense)
Interest income	279	149	66
Interest expense	(1,030)	(957)	(871)
Interest capitalized	29	65	80
Miscellaneous — net	(107)	(25)	108

	(829)	(768)	(617)

Income (Loss) Before Income Taxes	231	(857)	(751)
Income tax	—	—	—

Net Earnings (Loss)	$231	$(857)	$(751)

Earnings (Loss) Per Share
Basic	$1.13	$(5.18)	$(4.68)

Diluted	$0.98	$(5.18)	$(4.68)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2006	2005
Assets

Current Assets
Cash	$121	$138
Short-term investments	4,594	3,676
Restricted cash and short-term investments	468	510
Receivables, less allowance for uncollectible accounts (2006 - $45; 2005- $60)	988	991
Inventories, less allowance for obsolescence (2006 - $411; 2005 - $410)	506	515
Other current assets	225	334

Total current assets	6,902	6,164

Equipment and Property
Flight equipment, at cost	22,913	22,491
Less accumulated depreciation	8,406	7,648

	14,507	14,843

Purchase deposits for flight equipment	178	278

Other equipment and property, at cost	5,097	5,156
Less accumulated depreciation	2,706	2,750

	2,391	2,406

	17,076	17,527

Equipment and Property Under Capital Leases
Flight equipment	1,744	1,881
Other equipment and property	217	199

	1,961	2,080
Less accumulated amortization	1,096	1,061

	865	1,019

Other Assets
Route acquisition costs and airport operating and gate lease rights, less accumulated amortization (2006 - $361; 2005 - $331)	1,167	1,194
Other assets	3,135	3,591

	4,302	4,785

Total Assets	$29,145	$29,495

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2006	2005
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$1,073	$1,078
Accrued salaries and wages	551	635
Accrued liabilities	1,750	1,705
Air traffic liability	3,782	3,615
Current maturities of long-term debt	1,246	1,077
Current obligations under capital leases	103	162

Total current liabilities	8,505	8,272

Long-Term Debt, Less Current Maturities	11,217	12,530

Obligations Under Capital Leases, Less Current Obligations	824	926

Other Liabilities and Credits
Deferred gains	372	421
Pension and postretirement benefits	5,341	4,998
Other liabilities and deferred credits	3,492	3,778

	9,205	9,197

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - 20,000,000 shares authorized; None issued	—	—
Common stock — $1 par value; 750,000,000 shares authorized; shares issued: 2006 — 228,164,821; 2005 - 195,350,259	228	195
Additional paid-in capital	2,718	2,258
Treasury shares at cost: 2006 — 5,940,399; 2005 - 12,617,908	(367)	(779)
Accumulated other comprehensive loss	(1,291)	(979)
Accumulated deficit	(1,894)	(2,125)

	(606)	(1,430)

Total Liabilities and Stockholders’ Equity (Deficit)	$29,145	$29,495

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2006	2005	2004
Cash Flow from Operating Activities:
Net income (loss)	$231	$(857)	$(751)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,022	1,033	1,139
Amortization	135	131	153
Equity based stock compensation	142	—	—
Provisions for asset impairments and restructuring charges	—	134	21
Gain on sale of investments	(13)	—	(146)
Redemption payments under operating leases for special facility revenue bonds	(28)	(104)	—
Change in assets and liabilities:
Decrease (increase) in receivables	3	(156)	(89)
Decrease (increase) in inventories	(7)	(59)	8
Increase (decrease) in accounts payable and accrued liabilities	(130)	246	(36)
Increase in air traffic liability	168	432	377
Increase in other liabilities and deferred credits	382	197	31
Other, net	34	27	10

Net cash provided by operating activities	1,939	1,024	717

Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(530)	(681)	(1,027)
Net increase in short-term investments	(918)	(867)	(323)
Net decrease (increase) in restricted cash and short-term investments	42	(32)	49
Proceeds from sale of equipment and property and investments	49	40	265
Other	(8)	1	(12)

Net cash used for investing activities	(1,365)	(1,539)	(1,048)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,366)	(1,131)	(1,653)
Proceeds from:
Issuance of common stock, net of issuance costs	400	223	—
Reimbursement from construction reserve account	145	—	—
Exercise of stock options	230	56	7
Securitization transactions	—	133	—
Issuance of long-term debt and special facility bond transactions	—	1,252	1,977

Net cash provided by (used in) financing activities	(591)	533	331

Net increase (decrease) in cash	(17)	18	—
Cash at beginning of year	138	120	120

Cash at end of year	$121	$138	$120

Activities Not Affecting Cash
Funding of construction and debt service reserve accounts	$—	$284	$—

Capital lease obligations incurred	$—	$13	$13

Flight equipment acquired through seller financing	$—	$—	$18

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except share amounts)

		Additional
	Common	Paid-in	Treasury	Accumulated Other	Accumulated
	Stock	Capital	Stock	Comprehensive Loss	Deficit	Total
Balance at January 1, 2004	$182	$2,605	$(1,405)	$(785)	$(517)	$80

Net loss	—	—	—	—	(751)	(751)
Minimum pension liability	—	—	—	129	—	129
Changes in fair value of derivative financial instruments	—	—	—	(4)	—	(4)
Unrealized loss on investments	—	—	—	(4)	—	(4)

Total comprehensive loss						(630)

Issuance of 1,573,715 shares from Treasury to employees pursuant to stock option and deferred stock incentive plans	—	(84)	97	—	—	13

Balance at December 31, 2004	182	2,521	(1,308)	(664)	(1,268)	(537)

Net loss	—	—	—	—	(857)	(857)
Minimum pension liability	—	—	—	(379)	—	(379)
Changes in fair value of derivative financial instruments	—	—	—	58	—	58
Unrealized gain on investments	—	—	—	6	—	6

Total comprehensive loss						(1,172)

Issuance of 13,000,000 shares	13	210	—	—	—	223
Issuance of 8,576,404 shares from Treasury to employees pursuant to stock option and deferred stock incentive plans	—	(473)	529	—	—	56

Balance at December 31, 2005	195	2,258	(779)	(979)	(2,125)	(1,430)

Net earnings	—	—	—	—	231	231
Pension liability	—	—	—	748	—	748
Adjustment resulting from adoption of SFAS 158	—	—	—	(998)	—	(998)
Changes in fair value of derivative financial instruments	—	—	—	(62)	—	(62)

Total comprehensive loss						(81)

Reclassification and amortization of stock compensation plans	—	275	—	—	—	275
Issuance of 15,002,091 shares	15	385	—	—	—	400
Issuance of 24,489,980 shares to employees pursuant to stock option and deferred stock incentive plans	18	(200)	412	—	—	230

Balance at December 31, 2006	$228	$2,718	$(367)	$(1,291)	$(1,894)	$(606)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Accounting Policies
Basis of Presentation The accompanying consolidated financial statements as of December 31, 2006 and for the three years ended December 31, 2006 include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc., Executive Airlines, Inc. and AMR Leasing Corporation (collectively, AMR Eagle). The consolidated financial statements as of and for the year ended December 31, 2006 include the accounts of the Company and its wholly owned subsidiaries as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated.
New Accounting Pronouncements During 2006, the Company adopted three new accounting standards including Statement of Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities”.
SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and modified the accounting for certain other share-based payments. See Footnote 9 for further discussion of the impact of adopting SFAS 123(R).
SFAS 158, among other things, requires the Company to recognize the funded status of the Company’s defined benefit plans in its consolidated financial statements and recognize as a component of Other comprehensive loss the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost. See Footnote 10 for further discussion of the impact of adopting SFAS 158.
FASB Staff Position AUG AIR-1 reduces the number of acceptable methods of accounting for planned major maintenance activities. Effective January 1, 2006, AMR Eagle adopted this standard to change its method of accounting for some planned maintenance activities on certain aircraft types by eliminating a $52 million accrual for future maintenance costs, of which approximately $38 million pertained to periods prior to January 1, 2004 and have been reflected as an adjustment to Accumulated deficit in the consolidated financial statements. The impact of adoption has been applied retrospectively and is not material to any of the individual years presented in the consolidated financial statements.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company believes the impact of adoption on its consolidated financial statements will be immaterial.
Reclassifications The Company previously recorded cargo fuel and security surcharge revenues of $162 million and $113 million in 2005 and 2004, respectively, in Other revenues in the consolidated statement of operations. These revenues are now included in Cargo revenues. In addition, charges of $11 million in 2004 resulting from the Terrorist Attacks and our related restructuring activities were previously recorded in Special charges in the consolidated statement of operations. These amounts are now included in Other operating expenses.
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

1. Summary of Accounting Policies (Continued)
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
Equipment and Property The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

Depreciable Life

American jet aircraft and engines	20 – 30 years
Other regional aircraft and engines	16 – 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Lesser of lease term or expected useful life
Buildings and improvements (principally on leased land)	5 – 30 years or term of lease, including estimated renewal options when renewal is economically compelled at key airports
Furniture, fixtures and other equipment	3 – 10 years
Capitalized software	3 – 10 years

1. Summary of Accounting Policies (Continued)
Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $108 million in each of the years ended December 31, 2006 and 2005, and per share net income for 2006 was approximately $0.41 more than it otherwise would have been and the per share net loss for 2005 was approximately $0.65 less than it otherwise would have been.
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
Passenger Revenue Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company’s historical experience, and are recorded at the scheduled time of departure.
Frequent Flyer Program The estimated incremental cost of providing free travel awards is accrued for mileage credits earned by using American’s service that are expected to be redeemed in the future. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at current market rates and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used. Breakage of sold miles is recognized over the estimated period of usage. The remaining portion of the revenue, representing the marketing services sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of passenger revenues, as the related services have been provided. The Company recognizes this revenue in passenger revenue because it is derived from the value of the Company’s AAdvantage passengers. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.6 billion and $1.5 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company implemented certain changes in the estimates it uses to calculate the frequent flyer liability. These changes in estimate, which did not have a material impact on the liability at December 31, 2006, primarily related to valuing all program miles and the associated breakage estimates and to consider recent changes in trends for expiring miles.
Income Taxes The Company has reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

1. Summary of Accounting Policies (Continued)
Advertising Costs The Company expenses on a straight-line basis the costs of advertising as incurred throughout the year. Advertising expense was $154 million, $144 million and $146 million for the years ended December 31, 2006, 2005 and 2004, respectively.
2. Restructuring Charges
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

	Aircraft Charges	Facility Exit Costs	Employee Charges	Other	Total
Remaining accrual at January 1, 2004	$197	$56	$26	$—	$279
Restructuring charges	21	—	42	—	63
Adjustments	(20)	(21)	(11)	—	(52)
Non-cash charges	(21)	—	—	—	(21)
Payments	(48)	(9)	(21)	—	(78)

Remaining accrual at December 31, 2004	129	26	36	—	191
Restructuring charges	155	19	—	(37)	137
Adjustments	—	(2)	—	—	(2)
Non-cash charges	(119)	—	—	37	(82)
Payments	(13)	(7)	(36)	—	(56)

Remaining accrual at December 31, 2005	152	36	—	—	188
Adjustments	(3)	(16)	—	—	(19)
Payments	(21)	(1)	—	—	(22)

Remaining accrual at December 31, 2006	$128	$19	$—	$—	$147

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.
Other
On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act). The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist attacks of September 11, 2001 (the Terrorist Attacks), against any air carrier shall not exceed the liability coverage maintained by the air carrier. Based upon estimates provided by the Company’s insurance providers, the Company recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act. The balance, recorded in the accompanying consolidated balance sheet, was $1.8 billion and $1.9 billion at December 31, 2006 and 2005, respectively. The Company has also recorded a liability of approximately $397 million related to flight 587, which crashed on November 12, 2001. The Company has recorded a receivable for all of these amounts, which the Company expects to recover from its insurance carriers as claims are resolved. These insurance receivables and liabilities are classified as Other assets and Other liabilities and deferred credits, respectively, on the accompanying consolidated balance sheets, and are based on reserves established by the Company’s insurance carriers. These estimates may be revised as additional information becomes available concerning the expected claims.

3. Investments
Short-term investments consisted of (in millions):

	December 31,
	2006	2005

Overnight investments and time deposits	$29	$210
Corporate and bank notes	4,475	3,340
U. S. government agency mortgages	7	74
U. S. government agency notes	16	13
Other	67	39

	$4,594	$3,676

Short-term investments at December 31, 2006, by contractual maturity included (in millions):

Due in one year or less	$3,513
Due between one year and three years	1,074
Due after three years	7

$4,594

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

4. Commitments, Contingencies and Guarantees
As of December 31, 2006, the Company had commitments to acquire an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will be approximately $2.8 billion in 2011 through 2016.
American has granted Boeing a security interest in American’s purchase deposits with Boeing. These purchase deposits totaled $177 million and $277 million at December 31, 2006 and 2005, respectively.
The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $124 million as of December 31, 2006. The Company expects to make payments of $114 million and $8 million in 2007 and 2008, respectively. See Footnote 6 for information related to financing of JFK construction costs which are included in these amounts. In addition, the Company has an information technology support related contract that requires minimum annual payments of $152 million through 2013.
American has capacity purchase agreements with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the American Connection ® carriers) to provide Embraer EMB-140/145 regional jet services to certain markets under the brand “American Connection”. Under these arrangements, the Company pays the American Connection carriers a fee per block hour to operate the aircraft. The block hour fees are designed to cover the American Connection carriers’ fully allocated costs plus a margin. Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the American Connection regional jets. Minimum payments under the contracts are $97 million in 2007, $66 million in 2008 and $16 million in 2009. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.
The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company is not able to estimate the potential amount of any liability resulting from the indemnities. These indemnities are discussed in the following paragraphs.
The Company’s loan agreements and other London Interbank Offered Rate (LIBOR)-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with, or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company’s loan agreements, derivative contracts and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.
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

4. Commitments, Contingencies and Guarantees (Continued)
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
AMR and American have event risk covenants in approximately $1.7 billion of indebtedness and operating leases as of December 31, 2006. These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time. No designated event, as defined, had occurred as of December 31, 2006.
The Company is subject to environmental issues at various airport and non-airport locations for which it has accrued $33 million and $40 million, which are included in Accrued liabilities on the accompanying consolidated balance sheets, at December 31, 2006 and 2005, respectively. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company’s consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company’s current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.
The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

5. Leases
AMR’s subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, were (in millions):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2007	$197	$1,098
2008	236	1,032
2009	175	929
2010	140	860
2011	142	855
2012 and thereafter	651	6,710

	1,541	$11,484	(1)

Less amount representing interest	614

Present value of net minimum lease payments	$927

(1)	As of December 31, 2006, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.4 billion relating to rent expense being recorded in advance of future operating lease payments.
At December 31, 2006, the Company was operating 210 jet aircraft and 21 turboprop aircraft under operating leases and 89 jet aircraft and one turboprop aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor’s cost of the aircraft or a predetermined fixed amount.
Certain special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment. To the extent these transactions were committed to prior to May 21, 1998 (the effective date of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”) they are accounted for as operating leases under Financial Accounting Standards Board Interpretation 23, “Leases of Certain Property Owned by a Governmental Unit or Authority”. Approximately $1.8 billion of these bonds (with total future payments of approximately $4.6 billion as of December 31, 2006) are guaranteed by American, AMR, or both. Approximately $495 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $100 million in 2007, $218 million in 2008, $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date. Approximately $198 million of special facility revenue bonds with mandatory tender provisions were successfully remarketed in 2005. They were acquired by American in 2003 under a mandatory tender provision. Thus, the receipt by American of the proceeds from the remarketing resulted in an increase to Other liabilities and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.

5. Leases (Continued)
Rent expense, excluding landing fees, was $1.4 billion, $1.3 billion and $1.3 billion in 2006, 2005 and 2004, respectively.
American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2006, future lease payments required under these leases totaled $2.3 billion.
6. Indebtedness
Long-term debt consisted of (in millions):

	December 31,
	2006	2005

Secured variable and fixed rate indebtedness due through 2021 (effective rates from 5.41% — 11.36% at December 31, 2006)	$6,000	$6,473
Enhanced equipment trust certificates due through 2012 (rates from 3.86% — 12.00% at December 31, 2006)	2,968	3,424
6.0% — 8.5% special facility revenue bonds due through 2036	1,697	1,697
Credit facility agreement due through 2010 (effective rate of 8.60% at December 31, 2006)	740	788
4.25% — 4.50% senior convertible notes due 2023 — 2024	619	619
9.0% — 10.20% debentures due through 2021	213	320
7.88% — 10.55% notes due through 2039	226	286

	12,463	13,607

Less current maturities	1,246	1,077

Long-term debt, less current maturities	$11,217	$12,530

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2007 — $1.2 billion; 2008 — $702 million; 2009 — $1.6 billion; 2010 — $1.4 billion; 2011 — $2.2 billion.
In March 2006, American refinanced its bank credit facility. The credit facility consists of a $295 million senior secured revolving credit facility and a $445 million term loan facility (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). Advances under either facility can be designated, at American’s election, as LIBOR rate advances or base rate advances. Interest accrues at the LIBOR rate or base rate, as applicable, plus, in either case, the applicable margin. The applicable margin with respect to the Revolving Facility can range from 2.50 percent to 4.00 percent per annum, in the case of LIBOR advances, and from 1.50 percent to 3.00 percent per annum, in the case of base rate advances, depending upon the senior secured debt rating of the Credit Facility. Based on ratings as of December 31, 2006, the applicable margin with respect to the Revolving Facility is 3.00 percent per annum in the case of LIBOR advances, and 2.00 percent per annum in the case of base rate advances. The applicable margin with respect to the Term Loan Facility is 3.25 percent per annum in the case of LIBOR advances, and 2.25 percent per annum in the case of base rate advances. As of December 31, 2006, the Credit Facility was fully drawn and had an effective interest rate of 8.60 percent. The interest rate is reset at least every six months based on the current LIBOR rate election.
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
The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities which have a final maturity of at least 12 months after the date of determination, of not less than $1.25 billion for each quarterly period through the remaining life of the Credit Facility.
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

Four Quarter Period Ending	Cash Flow Coverage Ratio
March 31, 2007	1.30:1.00
June 30, 2007	1.30:1.00
September 30, 2007	1.35:1.00
December 31, 2007	1.40:1.00
March 31, 2008	1.40:1.00
June 30, 2008	1.40:1.00
September 30, 2008	1.40:1.00
December 31, 2008	1.40:1.00
March 31, 2009	1.40:1.00
June 30, 2009 (and each fiscal quarter thereafter)	1.50:1.00
AMR and American were in compliance with the Liquidity Covenant and the EBITDAR Covenant at December 31, 2006 and expect to be able to comply with these covenants. However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that they will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which — if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of the Company’s other debt and lease obligations and have a material adverse impact on the Company.
In September 2005, American sold and leased back 89 spare engines with a book value of $105 million to a variable interest entity (VIE). The net proceeds received from third parties were $133 million. American is considered the primary beneficiary of the activities of the VIE as American has substantially all of the residual value risk associated with the transaction. As such, American is required to consolidate the VIE in its financial statements. At December 31, 2006, the book value of the engines was $94 million and was included in Flight equipment on the consolidated balance sheet. The engines serve as collateral for the VIE’s long-term debt of $123 million at December 31, 2006, which has also been included in the consolidated balance sheet. The VIE has no other significant operations.

6. Indebtedness (Continued)
In November 2005, the New York City Industrial Development Agency issued facilities sublease revenue bonds for John F. Kennedy International Airport to provide reimbursement to American for certain facility construction and other related costs. The Company recorded the issuance of $775 million (net of $25 million discount) as long-term debt on the consolidated balance sheet as of December 31, 2005. The bonds bear interest at fixed rates, with an average effective rate of 8.06 percent, and mature over various periods of time, with a final maturity in 2031. Proceeds from the offering are to be used to reimburse past and future costs associated with the Company’s terminal construction project at JFK. As of December 31, 2006, the Company had received approximately $645 million of the proceeds as reimbursements of certain facility construction and other related costs. The remaining $139 million of bond issuance proceeds are classified as Other assets on the consolidated balance sheet, of which $60 million are held by the trustee for reimbursement of construction costs and will be available to the Company in the future, and $79 million are held in a debt service reserve fund.
During the year ended December 31, 2005, AMR Eagle borrowed approximately $319 million, net of discount, under various debt agreements related to the purchase of regional jet aircraft. These debt agreements are secured by the related aircraft, have effective interest rates ranging from 5.00 percent to 5.13 percent, are guaranteed by AMR and mature over various periods of time through 2021.
In 2004, the Company issued $324 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes) and in 2003 the Company issued $300 million principal amount of its 4.25 percent senior convertible notes due 2023 (the 4.25 Notes). Each note is convertible into AMR common stock at a conversion rate of 45.3515 shares for the 4.50 Notes and 57.61 shares for the 4.25 Notes, per $1,000 principal amount of notes (which represents an equivalent conversion price of $22.05 per share for the 4.50 Notes and $17.36 per share for the 4.25 Notes), subject to adjustment in certain circumstances. These notes are guaranteed by American. The 4.25 and 4.50 notes have become convertible into shares of AMR common stock, and as a result the holders may convert their notes at anytime prior to maturity. The conversion, if it occurs, may be settled by the Company in cash, common stock or a combination of cash and common stock. After February 15, 2009 and September 23, 2008, the Company may call all or any portion of the 4.50 Notes and 4.25 Notes, respectively, for redemption. In such case, holders may elect to convert the notes into shares of AMR common stock, in which cash settlement will occur as described above.
Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $13.1 billion as of December 31, 2006.
As of December 31, 2006, AMR has issued guarantees covering approximately $1.7 billion of American’s tax-exempt bond debt and American has issued guarantees covering approximately $1.1 billion of AMR’s unsecured debt. In addition, as of December 31, 2006, AMR and American have issued guarantees covering approximately $388 million of AMR Eagle’s secured debt, and AMR has issued guarantees covering an additional $2.6 billion of AMR Eagle’s secured debt.
Cash payments for interest, net of capitalized interest, were $944 million, $828 million and $729 million for 2006, 2005 and 2004, respectively.

7. Financial Instruments and Risk Management
As part of the Company’s risk management program, AMR uses a variety of financial instruments, primarily fuel option and collar contracts. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings. The Company’s outstanding posted collateral as of December 31, 2006 is included in restricted cash and short-term investments and is not material. A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.
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
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. WTI Crude oil and NYMEX Heating oil) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. During 2006, the Company determined that certain of its derivatives settling during the remainder of 2006 and in 2007 were no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchased. As a result of the ineffectiveness assessment on these derivatives, changes in market value were recognized directly in earnings, while previously deferred gains in Other comprehensive loss were deferred and recognized as a component of fuel expense when the originally hedged jet fuel was used in operations. All of these derivatives settling after December 31, 2006, were re-designated as hedges on October 26, 2006. Hedge accounting continues to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

7. Financial Instruments and Risk Management (Continued)
For the years ended December 31, 2006, 2005 and 2004, the Company recognized net gains of approximately $97 million, $64 million and $99 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. In addition, in 2006, the Company recognized a loss of $102 million in Miscellaneous — net for changes in market value of hedges that did not qualify for hedge accounting during certain periods in 2006. The fair value of the Company’s fuel hedging agreements at December 31, 2006 and 2005, representing the amount the Company would receive to terminate the agreements, totaled $23 million and $122 million, respectively.
Foreign Exchange Risk Management
The Company has entered into Japanese yen currency exchange agreements to hedge certain yen-based capital lease obligations (effectively converting these obligations into dollar-based obligations). The Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in Other liabilities and deferred credits and Accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements. The fair values of the Company’s yen currency exchange agreements, representing the amount the Company would pay to terminate the agreements, were $35 million and $39 million as of December 31, 2006 and 2005, respectively. The exchange rates on the Japanese yen agreements range from 75.05 to 99.65 yen per U.S. dollar. The actual exchange rate was 119.07 and 117.75 yen per U.S. dollar at December 31, 2006 and 2005, respectively.
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

	December 31,
	2006		2005
		Fair		Fair
	Carrying Value	Value	Carrying Value	Value

Secured variable and fixed rate indebtedness	$6,000	$5,574	$6,473	$5,761
Enhanced equipment trust certificates	2,968	3,068	3,424	3,414
6.0% - 8.5% special facility revenue bonds	1,697	1,978	1,697	1,673
Credit facility agreement	740	743	788	791
4.25% - 4.50 % senior convertible notes	619	1,037	619	800
9.0% - 10.20% debentures	213	222	320	271
7.88% - 10.55% notes	226	220	286	206

	$12,463	$12,842	$13,607	$12,916

8. Income Taxes
The income tax benefit differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Statutory income tax provision (benefit)	$81	$(301)	$(266)
State income tax expense/(benefit), net of federal tax effect	15	(8)	(14)
Meal expense	7	9	9
Expiration of foreign tax credits	—	—	—
Change in valuation allowance	(124)	298	255
Other, net	21	2	16

Income tax benefit	$—	$—	$—

The change in valuation allowance in 2006, 2005 and 2004 related primarily to net operating loss carryforwards, an unrealized benefit related to the implementation of SFAS 123(R) and the resolution of certain tax contingencies.
The recording of other comprehensive income items, primarily the pension liability, resulted in changes to the deferred tax asset and the related valuation allowance. The total increase (decrease) in the valuation allowance was $(18) million, $506 million and $170 million in 2006, 2005 and 2004, respectively.
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

8. Income Taxes (Continued)
The components of AMR’s deferred tax assets and liabilities were (in millions):

	December 31,
	2006	2005
Deferred tax assets:
Postretirement benefits other than pensions	$988	$1,113
Rent expense	539	594
Alternative minimum tax credit carryforwards	413	418
Operating loss carryforwards	2,695	2,504
Pensions	661	727
Frequent flyer obligation	322	304
Gains from lease transactions	135	158
Other	833	698

Total deferred tax assets	6,586	6,516
Valuation allowance	(1,321)	(1,339)

Net deferred tax assets	5,265	5,177

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,939)	(4,783)
Other	(326)	(394)

Total deferred tax liabilities	(5,265)	(5,177)

Net deferred tax liability	$—	$—

At December 31, 2006, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $413 million, which is available for an indefinite period, and federal net operating losses of approximately $7.5 billion for regular tax purposes, which will expire, if unused, beginning in 2022. These net operating losses include an unrecorded benefit of approximately $420 million related to the implementation of SFAS 123(R) that will be recorded in equity when realized. The Company had available for state income tax purposes net operating losses of $4.2 billion, which expire, if unused, in years 2007 through 2025. The amount that will expire in 2007 is $148 million.
Cash payments for income taxes were $1 million, $7 million and $3 million for 2006, 2005 and 2004, respectively.

9. Share Based Compensation
AMR grants stock compensation under three plans: the Pilots Stock Option Plan (the Pilot Plan), the 1998 Long Term Incentive Plan, and the 2003 Employee Stock Incentive Plan (the 2003 Plan). The Company established the Pilot Plan in 1997 to grant members of the APA AMR stock options in conjunction with a prior contract negotiation.
Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted certain types of stock or performance based awards. At December 31, 2006, the Company had stock option/SSAR awards, performance share awards, deferred share awards and other awards outstanding under this plan. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23,700,000 shares. The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan (collectively, the LTIP Plans), will terminate no later than May 21, 2008.
In 2003, the Company established the 2003 Plan to provide equity awards to employees. Under the 2003 Plan, employees may be granted stock options/SSARs, restricted stock and deferred stock. At December 31, 2006, the Company had stock options/SSARs and deferred awards outstanding under the 2003 Plan. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.
In 2006, 2005 and 2004, the total charge for share-based compensation expense included in wages, salaries and benefits expense was $219 million, $132 million and $21 million, respectively. In 2006, 2005 and 2004, the amount of cash used to settle equity instruments granted under share-based compensation plans was $29 million, $6 million and $7 million, respectively.
Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The adoption of SFAS 123(R) did not have a significant impact on the Company’s net income or basic and diluted amounts per share in 2006.
Prior to January 1, 2006, the Company had adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net earnings (loss) and earnings (loss) per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

9. Share Based Compensation (Continued)

	2005	2004

Net earnings (loss), as reported	$(857)	$(751)
Add: Stock-based employee compensation expense included in reported net earnings (loss)	132	21
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(174)	(85)

Pro forma net earnings (loss)	$(899)	$(815)

Loss per share:
Basic and diluted — as reported	$(5.18)	$(4.68)
Basic and diluted — pro forma	$(5.44)	$(5.07)
Stock Options/SSARs
During 2006, the AMR Board of Directors approved an amendment covering all of the outstanding stock options previously granted under the LTIP Plans. The Amendment added to each of the outstanding options an additional stock settled stock appreciation right (SSAR) in tandem with each of the then outstanding stock options. The addition of the SSAR did not impact the fair value of the stock options, but simply allowed the Company to settle the exercise of the option by issuing the net number of shares equal to the in-the-money value of the option. This amendment is estimated to make available enough shares to permit the Company to settle all outstanding performance and deferred share awards in stock rather than cash.
Options/SSARs granted under the LTIP Plans and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from two to five years and expire no later than ten years from the date of grant. Expense for the options is recognized on a straight-line basis. The fair value of each award is estimated on the date of grant using the modified Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical employee exercise data to estimate the expected term of awards granted used in the valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero based on the Company’s history and expectation of not paying dividends.

	2006	2005	2004

Expected volatility	52.5% to 55.0%	55.0%	55.0%
Expected term (in years)	4.0	4.0	4.0 to 4.5
Risk-free rate	4.35% to 5.07%	3.71% to 3.98%	2.79% to 3.69%
Annual forfeiture rate	10.0%	0.0%	0.0%

9. Share Based Compensation (Continued)
A summary of stock option/SSARs activity under the LTIP Plans, the 2003 Plan and the Pilot Plan as of December 31, 2006, and changes during the year then ended is presented below:

	LTIP Plans		The Pilot Plan and the 2003 Plan
		Weighted		Weighted
		Average		Average
		Exercise		Price
	Options/SSARs	Price	Options	Exercise

Outstanding at January 1	19,279,192	$25.70	39,773,837	$8.35
Granted	796,250	23.68	18,830	19.49
Exercised	(4,053,551)	20.57	(18,061,415)	8.93
Forfeited or Expired	(419,563)	22.03	(171,818)	6.55

Outstanding at December 31	15,602,328	$27.03	21,559,434	$7.89

Exercisable at December 31	13,194,458	$28.71	20,015,199	$7.64

Weighted Average Remaining Contractual Term of Options Outstanding (in years)	4.1		5.3

Aggregate Intrinsic Value of Options Outstanding	$49,943,248		$481,669,842

The aggregate intrinsic value of all vested options/SSARs is $472 million and those options have an average remaining contractual life of 4.5 years. The weighted-average grant date fair value of options/SSARs granted during 2006, 2005 and 2004 was $10.93, $6.28 and $4.23, respectively. The total intrinsic value of options/SSARs exercised during 2006, 2005 and 2004 was $350 million, $75 million and $7 million, respectively.
A summary of the status of the Company’s non-vested options/SSARs under all plans as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant Date Fair
	Options/SSARs	Value

Outstanding at January 1	16,838,541	$3.55
Granted	815,080	10.90
Vested	(13,396,444)	2.96
Forfeited	(305,072)	4.54

Outstanding at December 31	3,952,105	$6.98

As of December 31, 2006, there was $17 million of total unrecognized compensation cost related to non-vested stock options/SSARs granted under the LTIP Plans, the 2003 Plan and the Pilot Plan that is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of stock options/SSARs vested during the years ended December 31, 2006, 2005 and 2004, was $25 million, $42 million and $64 million, respectively.

9. Share Based Compensation (Continued)
Cash received from exercise of stock options/SSARs for the years ended December 31, 2006, 2005 and 2004, was $230 million, $56 million and $7 million, respectively. No tax benefit was realized as a result of stock options/SSARs exercised in 2006 due to the tax valuation allowance discussed in Note 8.
Performance Share Awards
During 2006 and in early January 2007, the AMR Board of Directors approved the amendment and restatement of all of the outstanding performance share plans, the related performance share agreements and deferred share agreements that required settlement in cash (collectively, the Amended Plans). The plans were amended to permit settlement in a combination of cash and/or stock; however, the amendments did not impact the fair value of the awards under the Amended Plans. As a result of these actions, any amounts accrued as liabilities at the time of conversion or at the time it became probable that sufficient shares would be available to settle the Amended Plans were reclassified from accrued liabilities to Additional paid-in capital. Accordingly, these awards are now accounted for as market condition awards in accordance with SFAS 123(R).
Performance share awards are granted under the LTIP Plans, generally vest pursuant to a three year measurement period and are settled on the vesting date. The number of awards ultimately issued under performance share awards is contingent on AMR’s relative stock price performance compared to certain of its competitors over a three year period and can range from zero to 175 percent of the awards granted. The fair value of performance awards is calculated using a Monte Carlo valuation model that estimates the probability of the potential payouts using the historical volatility of AMR’s stock and the stock of other comparative carriers.
Activity during 2006 for performance awards accounted for as equity awards was:

		Weighted Average
		Remaining	Aggregate Intrinsic
	Awards	Contractual Term	Value

Outstanding at January 1	—
Reclassified from liability awards	5,804,705
Granted	7,094
Settled	(1,529,841)
Forfeited or Expired	(86,369)

Outstanding at December 31	4,195,589	1.0	$202,441,788

The aggregate intrinsic value represents the Company’s current estimate of the number of shares (6,696,719 shares at December 31, 2006) that will ultimately be distributed for outstanding awards computed using the market value of the Company’s common stock at December 31, 2006. The weighted-average grant date fair value per share of performance share awards granted during 2006 and 2004 was $25.01 and $26.54, respectively. Performance share awards granted in 2005 were accounted for as a liability at December 31, 2006 and are included in the other awards section. The total fair value of equity awards settled during the year ended December 31, 2006 was $66 million. As of December 31, 2006, there was $31 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized over a period of 2.3 years.
The aggregate intrinsic value represents the Company’s current estimate of the number of shares (6,696,719 shares at December 31, 2006) that will ultimately be distributed for outstanding awards computed using the market value of the Company’s common stock at December 31, 2006. The weighted-average grant date fair value per share of performance share awards granted during 2006 and 2004 was $25.01 and $26.54, respectively. Performance share awards granted in 2005 were accounted for as a liability at December 31, 2006 and are included in the other awards section. The total fair value of equity awards settled during the year ended December 31, 2006 was $66 million. As of December 31, 2006, there was $31 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized over a period of 2.3 years.

9. Share Based Compensation (Continued)
Deferred Awards
The distribution of deferred share awards granted under the LTIP Plans is based solely on a requisite service period (generally 36 months). Career equity awards granted to certain employees of the Company vest upon the retirement of those individuals. The fair value of each deferred award is based on AMR’s stock price on the measurement date.
Activity during 2006 for deferred awards accounted for as equity awards was:

		Weighted Average
		Remaining	Aggregate Intrinsic
	Shares	Contractual Term	Value

Outstanding at January 1	2,324,561
Reclassified from liability awards	1,262,382
Granted	92,600
Settled	(132,922)
Forfeited or Expired	(70,582)

Outstanding at December 31	3,476,039	5.4	$105,080,658

The weighted-average grant date fair value per share of deferred awards granted during 2006, 2005 and 2004 was $24.93, $13.67 and $25.07, respectively. The total fair value of awards settled during the years ended December 31, 2006, 2005 and 2004 was $4 million, $1 million and $3 million, respectively. As of December 31, 2006, there was $27 million of total unrecognized compensation cost related to deferred awards that is expected to be recognized over a weighted average period of 5.1 years.
Other Awards
As of December 31, 2006, certain performance share agreements and deferred share award agreements were accounted for as a liability in the consolidated balance sheet as the plans only permit settlement in cash or the awards required that the employee meet certain performance conditions which were not subject to market measurement. As a result, FAS 123(R) required awards under these agreements to be marked to current market value. As of December 31, 2006, the aggregate intrinsic value of these awards was $183 million and the weighted average remaining contractual term of these awards was 1.3 years. The total fair value of awards settled during the years ended December 31, 2006, 2005 and 2004 was $29 million, $7 million and $9 million, respectively. As of December 31, 2006, there was $76 million of total unrecognized compensation cost related to other awards that is expected to be recognized over a weighted average period of 1.2 years.
On January 16, 2007, the AMR Board of Directors approved the amendment and restatement of two of these plans as described above to permit settlement in a combination of cash and/or stock, and as a result awards under these plans will be accounted for as equity awards in accordance with SFAS 123(R).

10. Retirement Benefits
All employees of the Company may participate in pension plans if they meet the plans’ eligibility requirements. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. The Company uses a December 31 measurement date for all of its defined benefit plans. American’s pilots also participate in a defined contribution plan for which Company contributions are determined as a percentage (11 percent) of participant compensation. Certain non-contract employees (including all new non-contract employees) participate in a defined contribution plan in which the Company will match the employees’ before-tax contribution on a dollar-for-dollar basis, up to 5.5 percent of their pensionable pay.
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
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the consolidated balance sheet as of December 31, 2006 with a corresponding adjustment to accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss at adoption primarily represents the net unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy of amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS 158.
The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	Prior to adopting	Effect of adopting	As Reported at
	SFAS 158	SFAS 158	December 31, 2006

Intangible asset (pension)	$118	$(118)	$—
Accrued pension and postretirement benefits liability	4,657	880	5,537
Total liabilities	28,871	880	29,751

Accumulated other comprehensive loss	(458)	(998)	(1,456)
Total stockholders’ equity (deficit)	392	(998)	(606)

10. Retirement Benefits (Continued)
The following table provides a reconciliation of the changes in the pension and other benefit obligations and fair value of assets for the years ended December 31, 2006 and 2005, and a statement of funded status as of December 31, 2006 and 2005 (in millions):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Reconciliation of benefit obligation
Obligation at January 1	$11,003	$10,022	$3,384	$3,303
Service cost	399	372	78	75
Interest cost	641	611	194	197
Actuarial (gain) loss	(390)	649	(212)	(12)
Plan amendments	—	—	(27)	—
Benefit payments	(605)	(651)	(161)	(179)

Obligation at December 31	$11,048	$11,003	$3,256	$3,384

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$7,778	$7,335	$161	$151
Actual return on plan assets	1,063	779	31	11
Employer contributions	329	315	171	178
Benefit payments	(605)	(651)	(161)	(179)

Fair value of plan assets at December 31	$8,565	$7,778	$202	$161

Funded status at December 31	$(2,483)	$(3,225)	$(3,054)	$(3,223)

Amounts recognized in the consolidated balance sheets
Current liability	$8	$251	$187	$—
Noncurrent liability	2,475	2,012	2,867	2,984

	$2,483	$2,263	$3,054	$2,984

Amounts recognized in other comprehensive loss
Net actuarial loss (gain)	$1,310	$—	$70	$—
Prior service cost (credit)	153	—	(77)	—

	$1,463	$—	$(7)	$—

For plans with accumulated benefit obligations exceeding the fair value of plan assets
Projected benefit obligation (PBO)	$11,048	$11,003	$—	$—
Accumulated benefit obligation (ABO)	10,153	10,041	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	3,256	3,384
Fair value of plan assets	8,565	7,778	202	161
ABO less fair value of plan assets	1,588	2,263	—	—

10. Retirement Benefits (Continued)
At December 31, 2006 and 2005, pension benefit plan assets of $149 million and $48 million, respectively, and other benefit plan assets of $200 million and $159 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.
The following tables provide the components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Pension Benefits
	2006	2005	2004

Components of net periodic benefit cost
Defined benefit plans:
Service cost	$399	$372	$358
Interest cost	641	611	567
Expected return on assets	(669)	(658)	(569)
Amortization of:
Transition asset	(1)	(1)	(1)
Prior service cost	16	16	14
Unrecognized net loss	81	52	58

Net periodic benefit cost for defined benefit plans	467	392	427

Defined contribution plans	164	167	163

	$631	$559	$590

	Other Benefits
	2006	2005	2004

Components of net periodic benefit cost
Service cost	$78	$75	$75
Interest cost	194	197	202
Expected return on assets	(15)	(14)	(11)
Amortization of:
Prior service cost	(10)	(10)	(10)
Unrecognized net loss	1	2	8

Net periodic benefit cost	$248	$250	$264

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $25 million and $16 million, respectively. The estimated net gain and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $7 million and $13 million, respectively.

10. Retirement Benefits (Continued)

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.00%	5.75%	6.00%	5.75%
Salary scale (ultimate)	3.78	3.78	—	—

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.75%	6.00%	5.75%	6.00%
Salary scale (ultimate)	3.78	3.78	—	—
Expected return on plan assets	8.75	9.00	8.75	9.00
As of December 31, 2006, the Company’s estimate of the long-term rate of return on plan assets was 8.75 percent based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets as of December 31, 2006, was approximately 11.8 percent.
The Company’s pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

	2006	2005

Long duration bonds	37%	37%
U.S. stocks	30	31
International stocks	21	21
Emerging markets stocks and bonds	6	6
Alternative (private) investments	6	5

Total	100%	100%

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

10. Retirement Benefits (Continued)

	Pre-65 Individuals		Post-65 Individuals
	2006	2005	2006	2005

Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	9.0%	4.5%	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2010	—	2010	2010
A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent Increase	One Percent Decrease

Impact on 2006 service and interest cost	$26	$(24)
Impact on postretirement benefit obligation as of December 31, 2006	$243	$(235)
The Company expects to contribute approximately $364 million to its defined benefit pension plans and $13 million to its postretirement benefit plan in 2007. In addition to making contributions to its postretirement benefit plan, the Company funds the majority of the benefit payments under this plan. This estimate reflects the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Other

2007	$543	$187
2008	584	196
2009	689	204
2010	681	214
2011	662	223
2012 — 2016	3,843	1,163

11. Intangible Assets
The Company had route acquisition costs (including international slots) of $829 million as of December 31, 2006 and 2005 that are considered indefinite life assets under Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”. The Company’s impairment analysis for route acquisition costs did not result in an impairment charge in 2006 or 2005.
The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2006
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$261	$256
Gate lease rights	182	100	82

Total	$699	$361	$338

	2005
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$241	$276
Gate lease rights	179	90	89

Total	$696	$331	$365

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Company recorded amortization expense related to these intangible assets of approximately $28 million, $28 million and $29 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company expects to record annual amortization expense of approximately $28 million in each of the next five years related to these intangible assets.

12. Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows (in millions):

			Unrealized
			Gain/(Loss) on
		Unrealized	Derivative
		Gain/(Loss) on	Financial	Income
	Pension Liability	Investments	Instruments	Tax Benefit	Total

Balance at January 1, 2004	$(956)	$1	$25	$145	$(785)
Current year net change	129	(4)	—	—	125
Reclassification of derivative financial instruments into earnings	—	—	(89)	—	(89)
Change in fair value of derivative financial instruments	—	—	85	—	85

Balance at December 31, 2004	(827)	(3)	21	145	(664)
Current year net change	(379)	6	—	—	(373)
Reclassification of derivative financial instruments into earnings	—	—	(50)	—	(50)
Change in fair value of derivative financial instruments	—	—	108	—	108

Balance at December 31, 2005	(1,206)	3	79	145	(979)
Current year net change	748	—	—	—	748
Reclassification of derivative financial instruments into earnings	—	—	(88)	—	(88)
Change in fair value of derivative financial instruments	—	—	26	—	26
Adjustment resulting from adoption of SFAS 158	(998)	—	—	—	(998)

Balance at December 31, 2006	$(1,456)	$3	$17	$145	$(1,291)

As of December 31, 2006, the Company estimates during the next twelve months it will reclassify from Accumulated other comprehensive loss into net earnings (loss) approximately $21 million in net gains related to its cash flow hedges.

13. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net earnings (loss) — numerator for basic earnings (loss) per share	$231	$(857)	$(751)
Interest on senior convertible notes	27	—	—

Net earnings (loss) adjusted for interest on senior convertible notes — numerator for diluted earnings per share	$258	$(857)	$(751)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	205	165	161

Effect of dilutive securities:
Senior convertible notes	32	—	—
Employee options and shares	44	—	—
Assumed treasury shares purchased	(17)	—	—

Diluted potential common shares

Denominator for diluted earnings loss per share — weighted-average shares	264	165	161

Basic earnings (loss) per share	$1.13	$(5.18)	$(4.68)

Diluted earnings (loss) per share	$0.98	$(5.18)	$(4.68)

For the year ended December 31, 2006, approximately 10 million shares related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares. Approximately 78 million and 52 million shares issuable upon conversion of the Company’s convertible notes, employee stock options and deferred stock were not added to the denominator for the years ended December 31, 2005 and 2004, respectively, because inclusion of such shares would be antidilutive.
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
American is the largest scheduled passenger airline in the world. At the end of 2006, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and Asia. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system. AMR Eagle owns two regional airlines, which do business as “American Eagle” - American Eagle Airlines, Inc. and Executive Airlines, Inc. The American Eagle® carriers provide connecting service from eight of American’s high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.

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
The Company’s operating revenues by geographic region (as defined by the Department of Transportation) are summarized below (in millions):

	Year Ended December 31,
	2006	2005	2004

DOT Domestic	$14,159	$13,245	$12,192
DOT Latin America	4,024	3,568	3,115
DOT Atlantic	3,409	3,115	2,678
DOT Pacific	971	784	660

Total consolidated revenues	$22,563	$20,712	$18,645

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
15. Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2006 and 2005 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Operating revenues	$5,344	$5,975	$5,847	$5,397
Operating income (loss)	115	476	284	185
Net earnings (loss)	(92)	291	15	17
Earnings (loss) per share:
Basic	(0.49)	1.44	0.07	0.08
Diluted	(0.49)	1.14	0.06	0.07

2005
Operating revenues	$4,750	$5,309	$5,485	$5,168
Operating income (loss)	23	229	39	(380)
Net earnings (loss)	(162)	58	(153)	(600)
Earnings (loss) per share:
Basic	(1.00)	0.35	(0.93)	(3.47)
Diluted	(1.00)	0.30	(0.93)	(3.47)
The Company incurred certain charges in the fourth quarter of 2005. For a further discussion of these charges, see Note 2 to the consolidated financial statements. The third quarter 2006 results include a charge of $99 million for changes in market value of hedges that did not qualify for hedge accounting during the quarter. The 2006 and 2005 results include the immaterial impact of adopting FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”, as adjusted in the fourth quarter of each year.

16. Subsequent Event
On January 26, 2007, AMR completed a public offering of 13 million shares of its common stock. The Company realized $497 million from the sale of equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. During the quarter ending on December 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer

/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AMR Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AMR Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that AMR Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMR Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and related financial statement schedule and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
February 21, 2007

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 16, 2007. Information concerning the executive officers is included in Part I of this report on page 25 and information concerning the Company’s code of ethics in included in Part I of this report on page 10.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 16, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in the
	and rights		and rights	first column)

Equity compensation plans approved by security holders	15,602,328		$27.03	7,732,543	**

Equity compensation plans not approved by security holders	21,559,434	*	$7.89	1,084,363

Total	37,161,762		$15.92	8,816,906

*
Represents 4,042,482 options granted under the Pilot Stock Option Plan and 17,516,952 options granted under the 2003 Employee Stock Incentive Plan (the ESIP). The Pilot Stock Option Plan and the ESIP were implemented in accordance with the rules of the New York Stock Exchange.

**	Additional shares may become available for future use as certain employee stock options are settled as SSARs.
See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.
The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 16, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 16, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 16, 2007.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page

Report of Independent Registered Public Accounting Firm	48

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	49

Consolidated Balance Sheets at December 31, 2006 and 2005	50-51

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	52

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005 and 2004	53

Notes to Consolidated Financial Statements	54-83
(2)	The following financial statement schedule is filed as part of this report:

Page

Schedule II Valuation and Qualifying Accounts and Reserves	99
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

10.3
AMR Corporation 2004 Directors Unit Incentive Plan, as amended, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005; the successor to the AMR Corporation 1994 Directors Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.9 to AMR’s report on Form 10-K for the year ended December 31, 1996, and the AMR Corporation 1999 Directors’ Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 1999.

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

10.8
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.8 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.9	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and John W. Bachmann.

10.10
Deferred Compensation Agreement, dated as of June 1, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.11
Deferred Compensation Agreement, dated as of January 11, 2000, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.15(a) to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.12
Changes to the Deferred Compensation Agreement, dated as of June 2, 1998, between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.14 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.13
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.14
Deferred Compensation Agreement, dated as of November 14, 2002 between AMR and Edward A. Brennan incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.15
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.11 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.16
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.14 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.17
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Edward A. Brennan, incorporated by reference to Exhibit 10.16 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.18	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Edward A. Brennan.

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

10.21
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.17 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.22
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and David L. Boren, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.23	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and David L. Boren.

10.24
Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.25
Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.26
Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.27
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

10.32
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.33	Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina.

10.34	Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina.

10.35
Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.36
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.37
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.38
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.33 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.39	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Earl G. Graves.

10.40
Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.41
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.42
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.31 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.43
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.37 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.44	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ann M. Korologos.

10.45
Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.46
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.47
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.48
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.49	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Michael A. Miles.

10.50
Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.51
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.52
Deferred Compensation Agreement, dated as of November 15, 2002 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.53
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.54
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.55
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.47 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.56	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Philip J. Purcell.

10.57
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.58	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ray M. Robinson.

10.59	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.60
Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.61
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

10.63
Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.64
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.65
Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.66
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.67
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.68
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.69	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Judith Rodin.

10.70
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.65 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.71
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.72	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Matthew K. Rose.

10.73
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.74
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

10.76
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.57 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.77
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.78	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Roger T. Staubach.

10.79	American Airlines, Inc. 2004 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.80	American Airlines, Inc. 2006 Annual Incentive Plan, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated February 10, 2006.

10.81
Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.82	Current form of Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.83
Current form of 2003 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.84
Current form of 2004 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.85
Current form of 2005 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.86	Current form of 2003 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.87	Current form of 2004 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.88
Current form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.89
Current form of Amendment of Stock Option Agreements under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2006.

10.90
Career Performance Shares, Deferred Stock Award Agreement between AMR Corporation and Gerard J. Arpey dated as of July 25, 2005, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.91
Current form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.92
Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.93
Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.94
Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.95	Current form of Deferred Stock Award Agreement, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.96	Current form of Deferred Unit Award Agreement, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.97
Current form of 2006 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.98
Current form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.99
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.100
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Peter M. Bowler, dated May 21, 1998, incorporated by reference to Exhibit 10.63 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.101
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Daniel P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.102
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

10.109
Employment agreement between AMR, American Airlines and William K. Ris, Jr. dated November 11, 1999, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.110
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

10.112	Employment agreement between AMR, American Airlines and Thomas W. Horton dated March 29, 2006, incorporated by reference to Exhibit 10.1 to AMR’s current report on Form 8-K dated March 31, 2006.

10.113
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended on October 15, 2002, incorporated by reference to Exhibit 10.60 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.114
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., dated October 14, 2002, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.115
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc Participating in the $uper $aver Plus Plan, incorporated by reference to Exhibit 10 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2005.

10.116
Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.117
Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc., incorporated by reference to Exhibit 10.99 to AMR’s report on Form 10-K for the year ended December 31, 2004. Confidential treatment was granted as to a portion of these agreements.

10.118
Letter Agreement between the Boeing Company and American Airlines, Inc. dated May 5, 2005, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005. Confidential treatment was granted as to a portion of this agreement.

10.119
Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this agreement.

10.120	Amended and Restated Credit Agreement dated March 27, 2006, incorporated by reference to Exhibit 10 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2006.

10.121	Directors Stock Equivalent Purchase Plan, incorporated by reference to Exhibit 10(g)(g) to AMR’s report on Form 10-K for the year ended December 31, 1989.

10.122	2006 — 2008 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 99.6 to AMR’s current report on Form 8-K dated March 31, 2006.

10.123
Current form of Performance Share Agreement under the 2006 — 2008 Performance Share Plan for Officers and Key Employees (with awards to executive officers noted), incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.124
2004 — 2006 Performance Share Plan for Officers and Key Employees, as Amended and Restated March 29, 2006, incorporated by reference to Exhibit 99.4 to AMR’s current report on Form 8-K dated March 31, 2006.

10.125
Form of 2004 — 2006 Performance Share Agreement, as Amended and Restated March 29, 2006 (with awards to executive officers noted), incorporated by reference to Exhibit 99.5 to AMR’s current report on Form 8-K dated March 31, 2006.

10.126
Current form of Deferred Share Award Agreement as Amended and Restated March 29, 2006 (with awards to executive officers noted), incorporated by reference to Exhibit 99.7 to AMR’s current report on Form 8-K dated March 31, 2006.

10.127	2007 Annual Incentive Plan for American, as amended February 21, 2007.

10.128
2005-2007 Performance Share Plan for Officers and Key Employees, as Amended and Restated as of January 16, 2007, incorporated by reference to Exhibit 99.2 to AMR’s current report on Form 8-K dated January 17, 2007.

10.129
Form of 2005-2007 Performance Share Agreement, as Amended and Rested as of January 16, 2007 (with awards to executive officers noted), incorporated by reference to Exhibit 99.3 to AMR’s current report on Form 8-K dated January 17, 2007.

10.130	Form of 2005 Deferred Share Award Agreement, as Amended and Restated as of January 16, 2007, incorporated by reference to Exhibit 99.4 to AMR’s current report on Form 8-K dated January 17, 2007.

10.131	AMR Corporation 1998 Long-Term Incentive Plan, as Amended.

10.132	Amendment of Stock Option Agreements Under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights.

10.133	American Airlines 2007 Employee Profit Sharing Plan.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

21	Significant subsidiaries of the registrant as of December 31, 2005.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION
By:	/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: February 23, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Gerard J. Arpey	/s/ Thomas W Horton

Gerard J. Arpey Director, Chairman and Chief Executive Officer (Principal Executive Officer)	Thomas W. Horton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John W. Bachmann	/s/ Michael A. Miles

John W. Bachmann, Director	Michael A. Miles, Director

/s/ David L. Boren	/s/ Philip J. Purcell

David L. Boren, Director	Philip J. Purcell, Director

/s/ Edward A. Brennan	/s/ Ray M. Robinson

Edward A. Brennan, Director	Ray M. Robinson, Director

/s/ Armando M. Codina	/s/ Judith Rodin

Armando M. Codina, Director	Judith Rodin, Director

/s/ Earl G. Graves	/s/ Matthew K. Rose

Earl G. Graves, Director	Matthew K. Rose, Director

/s/ Ann McLaughlin Korologos	/s/ Roger T. Staubach

Ann McLaughlin Korologos, Director	Roger T. Staubach, Director
Date: February 23, 2007

AMR CORPORATION
Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

		Changes
	Balance	charged to			Sales,	Balance
	at	statement of		Write-offs	retire-	at
	beginning	operations		(net of	ments	end of
	of year	accounts	Payments	recoveries)	and transfers	year

Year ended December 31, 2006
Allowance for obsolescence of inventories	$410	$24	$—	$—	$(23)	$411
Allowance for uncollectible accounts	60	3	—	(25)	7	45
Reserves for environmental remediation costs	40	2	(9)	—	—	33

Year ended December 31, 2005
Allowance for obsolescence of inventories	$379	$31	$—	$—	$—	$410
Allowance for uncollectible accounts	59	6	—	(5)	—	60
Reserves for environmental remediation costs	62	(18)	(4)	—	—	40
Allowance for insurance receivable	22	(22)	—	—	—	—

Year ended December 31, 2004
Allowance for obsolescence of inventories	$428	$38	$—	$—	$(87)	$379
Allowance for uncollectible accounts	62	9	—	(12)	—	59
Reserves for environmental remediation costs	72	(2)	(8)	—	—	62
Allowance for insurance receivable	22	—	—	—	—	22