Form 10-Q
period 2007-03-31
AMR CORP
filed 2007-04-20
CIK 6201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007.


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

Common Stock, $1 par value - 240,588,596 shares as of April 13, 2007.


                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2007 and 2006

  Condensed  Consolidated  Balance  Sheets  --  March  31,  2007  and
  December 31, 2006

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2007 and 2006

  Notes to Condensed Consolidated Financial Statements -- March  31,
  2007

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


SIGNATURE






                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                    March 31,
                                                2007         2006
Revenues
    Passenger - American Airlines           $  4,326     $  4,244
              - Regional Affiliates              558          569
    Cargo                                        201          186
    Other revenues                               342          345
      Total operating revenues                 5,427        5,344

Expenses
  Wages, salaries and benefits                 1,671        1,729
  Aircraft fuel                                1,410        1,473
  Other rentals and landing fees                 329          316
  Depreciation and amortization                  290          287
  Commissions, booking fees and
    credit card expense			             249          269
  Maintenance, materials and repairs             248          236
  Aircraft rentals                               151          146
  Food service                                   127          124
  Other operating expenses                       704          649
    Total operating expenses                   5,179        5,229

Operating Income                                 248          115

Other Income (Expense)
  Interest income                                 77           53
  Interest expense                              (241)        (261)
  Interest capitalized                             9            7
  Miscellaneous - net                            (12)          (6)
                                                (167)        (207)

Income (Loss) Before Income Taxes                 81          (92)
Income tax                                         -            -
Net Earnings (Loss)                          $    81      $   (92)


Earnings (Loss) Per Share
Basic                                        $  0.35      $ (0.49)

Diluted                                      $  0.30      $ (0.49)


The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            March 31,    December 31,
                                                2007          2006
Assets
Current Assets
  Cash                                     $     145      $    121
  Short-term investments                       5,238         4,594
  Restricted cash and short-term
    investments                                  471           468
  Receivables, net                             1,124           988
  Inventories, net                               503           506
  Other current assets                           352           225
    Total current assets                       7,833         6,902

Equipment and Property
  Flight equipment, net                       14,402        14,507
  Other equipment and property, net            2,403         2,391
  Purchase deposits for flight equipment         178           178
                                              16,983        17,076

Equipment and Property Under Capital Leases
  Flight equipment, net                          745           765
  Other equipment and property, net               94           100
                                                 839           865

Route acquisition costs and airport
operating and gate lease rights, net           1,160         1,167
Other assets                                   3,069         3,135
                                            $ 29,884      $ 29,145

Liabilities and Stockholders' Equity
  (Deficit)
Current Liabilities
  Accounts payable                          $  1,212      $  1,073
  Accrued liabilities                          2,136         2,301
  Air traffic liability                        4,321         3,782
  Current maturities of long-term debt         1,165         1,246
  Current obligations under capital leases       124           103
    Total current liabilities                  8,958         8,505

Long-term debt, less current maturities       10,720        11,217
Obligations under capital leases, less
  current obligations                            751           824
Pension and postretirement benefits            5,366         5,341
Other liabilities, deferred gains and
  deferred credits                             3,863         3,864

Stockholders' Equity (Deficit)
  Preferred stock                                  -             -
  Common stock                                   246           228
  Additional paid-in capital                   3,378         2,718
  Treasury stock                                (366)         (367)
  Accumulated other comprehensive loss        (1,219)       (1,291)
  Accumulated deficit                         (1,813)       (1,894)
                                                 226          (606)
                                            $ 29,884      $ 29,145

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                     March 31,
                                                2007          2006

Net Cash Provided by Operating Activities     $  902        $  789

Cash Flow from Investing Activities:
  Capital expenditures                          (182)         (104)
  Net increase in short-term investments        (644)         (448)
  Net increase in restricted cash and short-
    term investments                              (3)            -
  Proceeds from sale of equipment and
    property                                      13             6
  Other                                           (2)            -
    Net cash used by investing activities       (818)         (546)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital        (646)         (364)
    lease obligations
  Proceeds from:
    Issuance of common stock, net of
      issuance costs                             497             -
    Reimbursement from construction reserve
      account                                     42            48
    Exercise of stock options                     47            79
      Net cash used by financing activities      (60)         (237)

Net increase in cash                              24             6
Cash at beginning of period                      121           138

Cash at end of period                         $  145        $  144



The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily
  indicative  of  results  of operations for  the  entire  year.   The
  condensed consolidated financial statements include the accounts  of
  AMR   Corporation  (AMR  or  the  Company)  and  its  wholly   owned
  subsidiaries,  including  (i)  its  principal  subsidiary   American
  Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Annual Report on Form 10-K/A for the year ended December 31, 2006 (2006 Form 10-K).

2.On March 28, 2007, American announced it will pull forward an order with The Boeing Company to take delivery of three 737-800 aircraft in 2009 that American had previously committed to acquire in 2016. American also announced it intends to continue pulling forward other aircraft from their 2013 to 2016 delivery schedules to the 2009 to 2012 timeframe. As of March 31, 2007, the Company had commitments to acquire three Boeing 737-800s in 2009 and an aggregate of 44 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $2.8 billion, with the majority occurring in 2011 through 2016. However, if the Company commits to accelerating the delivery dates of a significant number of aircraft in the future, a significant portion of the $2.8 billion commitment will be accelerated into earlier periods, including 2008 and 2009.

3.Accumulated depreciation of owned equipment and property at March
  31, 2007 and December 31, 2006 was $11.3 billion and $11.1 billion, respectively. Accumulated amortization of equipment and property under capital leases was $1.1 billion at both March 31, 2007 and December 31, 2006.

4.In  April 2007, the United States and the European Union approved an "open skies" air services agreement that provides airlines from the United States and E.U. member states open access to each other's markets, with freedom of pricing and unlimited rights to fly beyond the United States and beyond each E.U. member state. Under the agreement, every U.S. and E.U. airline is authorized to operate between airports in the United States and London's Heathrow Airport. Only three airlines besides American were previously allowed to provide that Heathrow service. The agreement will result in the Company facing increased competition in serving Heathrow if additional carriers are able to obtain necessary slots and terminal facilities. However, the Company believes that
  American and the other carriers who currently have existing authorities and the related slots and facilities, will continue to hold a significant advantage after the advent of open skies. The Company has recorded route acquisition costs (including international  routes and slots) of $829 million  as  of  March  31,
  2007, including a significant amount related to operations at Heathrow. The Company considers these assets indefinite life assets under Statement of Financial Accounting Standard No. 142
  "Goodwill  and  Other  Intangibles" and as a  result  they  are  not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed an impairment analysis on the Heathrow routes (including slots) effective March 31, 2007 and concluded that no impairment exists. The Company believes its estimates and assumptions are reasonable, however, given the significant uncertainty regarding how open skies will ultimately affect its operations at Heathrow, the actual results could differ from those estimates. The Company continues to evaluate the appropriate method of accounting for its routes in conjunction with its evaluation of the impact of the open skies agreement on the Company's operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.On  January  1,  2007,  the  Company  adopted  Financial  Accounting
  Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

  The Company has an unrecognized tax benefit of approximately $40 million which did not change significantly during the three months ended March 31, 2007. The application of FIN 48 would have resulted in an increase in retained earnings of $39 million, except that the increase was fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but is not significant at March 31, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

  The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently under audit by the Internal Revenue Service for its 2001 through 2003 tax years with an anticipated closing date in 2007. The Company's 2004 and 2005 tax years are still subject to examination. Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

  As discussed in Note 8 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company's deferred tax asset valuation allowance increased approximately $40 million during the three months ended March 31, 2007 to $1.4 billion as of March 31, 2007, including the impact of comprehensive income for the three months ended March 31, 2007, changes described above from applying FIN 48 and certain other adjustments.

  Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by material shareholders exceeding 50% during a 3-year period can potentially limit a company's future use of net operating losses (NOL's). Such limitation is currently increased by "built-in gains", as provided by current guidance. The Company is not currently subject to the "Section 382 Limitation", and if it were triggered in a future period, under current tax rules, is not expected to significantly impact the recorded value or timing of utilization of AMR's NOL's.

  Various taxes and fees assessed on the sale of tickets to end customers are collected by the Copmany as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying condensed consolidate statement of operations and recorded as a liability until remitted to the appropriate taxing authority.

6.On  March 30, 2007, American paid in full the $285 million principal balance of its senior secured revolving credit facility. As of March 31, 2007, the $444 million term loan facility under the same bank credit facility was still outstanding and the $285 million balance of the revolving credit facility remains available to American through maturity. The revolving credit facility amortizes at a rate of $10 million quarterly through December 17, 2007. American's obligations under the credit facility are guaranteed by AMR.

  As of March 31, 2007, AMR had issued guarantees covering approximately $1.4 billion of American's tax-exempt bond debt and American had issued guarantees covering approximately $1.1 billion of AMR's unsecured debt. In addition, as of March 31, 2007, AMR and American had issued guarantees covering approximately $368 million of AMR Eagle's secured debt and AMR has issued guarantees covering an additional $2.5 billion of AMR Eagle's secured debt.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.On  January  16,  2007,  the  AMR Board of  Directors  approved  the amendment and restatement of the 2005-2007 Performance Share Plan for Officers and Key Employees and the 2005 Deferred Share Award
  Agreement to permit settlement in a combination of cash and/or stock. However, the amendments did not impact the fair value of the awards. As a result, certain awards under these plans have been accounted for as equity awards since that date and the Company reclassified $122 million from Accrued liabilities to Additional paid-in-capital in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment".

  On January 26, 2007, AMR completed a public offering of 13 million shares of its common stock. The Company realized $497 million from the sale of equity.

8.The following table provides the components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 (in millions):

                                                         Other
                               Pension Benefits      Postretirement
                                                        Benefits
                               2007       2006        2007       2006

  Components of net periodic
   benefit cost

   Service cost               $  92     $   99      $   17     $   18
   Interest cost                168        161          47         47
   Expected return on assets   (187)      (168)         (4)        (4)
   Amortization of:
     Prior service cost           4          4          (4)        (2)
     Unrecognized net (gain)
       loss                       7         20          (2)         1

   Net periodic benefit cost  $  84     $  116      $   54     $   60

  The Company expects to contribute approximately $364 million to its defined benefit pension plans in 2007. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. Of the $364 million the Company expects to contribute to its defined benefit pension plans in 2007, the Company contributed $62 million during the three months ended March 31, 2007 and contributed $118 million on April 13, 2007.

9.As a result of the revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the components of these changes and the remaining accruals for these charges (in millions):

                               Aircraft   Facility
                               Charges    Exit Costs   Total
      Remaining accrual at
        December 31, 2006       $  128      $  19     $  147
      Adjustments                    -          -          -
      Payments                      (8)         -         (8)
      Remaining accrual at
        March 31, 2007          $  120      $  19     $  139

  Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.The  Company  includes changes in the fair  value  of  certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three months ended March 31, 2007 and 2006, comprehensive income was $153 million and $71 million, respectively. The difference between net income (loss) and comprehensive income for the three months ended March 31, 2007 and 2006 is due primarily to the accounting for the Company's derivative financial instruments.

  Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. WTI Crude oil and NYMEX Heating oil) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges' market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

                                            Three Months Ended
                                                March 31,
                                             2007        2006
   Numerator:
   Net earnings (loss) - numerator for
     basic earnings (loss) per share       $   81      $  (92)
   Interest on senior convertible notes         7           -

   Net earnings (loss), adjusted for
     interest on senior convertible notes
     convertible notes - numerator for
     diluted earnings (loss) per share     $   88      $  (92)

   Denominator:
   Denominator for basic earnings (loss)
     per share - weighted average shares      236         186
   Effect of dilutive securities:
     Senior convertible notes                  32           -
     Employee options and shares               46           -
     Assumed treasury shares repurchased      (16)          -
     Dilutive potential common shares          62           -

   Denominator for basic and diluted loss
     per share - weighted average shares      298         186

   Basic earnings (loss) per share        $  0.35      $(0.49)

   Diluted earnings (loss) per share      $  0.30      $(0.49)

  An insignificant amount of shares related to stock options were not added to the denominator because the options' exercise prices were greater than the average market price for the common shares for the three month period ended March 31, 2007. For the three month period ended March 31, 2006, approximately 72 million shares issuable upon conversion of the Company's convertible notes or related to employee stock options, performance share plans, and deferred stock were not added to the denominator because inclusion of such shares would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of  1934,  as
amended,  which  represent  the  Company's  expectations  or   beliefs
concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans,"
"anticipates,"   "indicates,"  "believes,"   "forecast,"   "guidance,"
"outlook,"   "may,"  "will,"  "should," and  similar  expressions  are
intended to identify forward-looking statements. Similarly, statements that describe our objectives, plans or goals are forward-looking
statements.   Forward-looking statements include, without  limitation,
the   Company's  expectations  concerning  operations  and   financial
conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or
which   indicate   that  the  future  effects  of  known   trends   or
uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the ability of the Company to generate additional revenues and reduce its costs; changes in economic and other conditions beyond the Company's control, and the volatile results of the Company's operations; the Company's substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation, competition with reorganized and reorganizing carriers; low fare levels by historical standards and the Company's reduced pricing power; the Company's potential need to raise additional funds and its ability to do so on acceptable terms; changes in the Company's corporate or business strategy; government regulation of the Company's business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company's international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; labor costs that are higher than the Company's competitors; uncertainties with respect to the Company's relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company's ability to retain key management personnel; potential failures or disruptions of the Company's computer, communications or other technology systems; changes in the price of the Company's common stock; and the ability of the Company to reach acceptable agreements with third parties. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Company's 2006 Form 10-K (see in particular Item 1A "Risk Factors" in the 2006 Form 10-K).

Overview

The Company recorded net earnings of $81 million in the first quarter of 2007 compared to a loss of $92 million in the same period last year. The Company's first quarter 2007 results were impacted by an improvement in unit revenues (passenger revenue per available seat mile) and by fuel prices that remain high by historical standards. In addition, a significant number of weather related events impacted the Company's first quarter results and the Company estimates these disruptions decreased scheduled mainline departures for the first quarter of 2007 by approximately 2.9 percent and reduced the Company's revenue by $60 million during the quarter.

Mainline passenger unit revenues increased 4.5 percent for the first quarter due to a 0.9 point load factor increase and a 3.3 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2006. Although load factor performance and passenger yield showed significant year-over-year improvement, passenger yield remains low by historical standards. The Company believes this is the result of excess industry capacity and its reduced pricing power resulting from a number of factors, including greater cost sensitivity on the part of travelers (especially business travelers), increased competition from LCC's and pricing transparency resulting from the use of the internet.

On March 28, 2007, American announced it will pull forward an order with The Boeing Company to take delivery of three 737-800 aircraft in 2009 that American had previously committed to acquiring in 2016. American also announced it intends to continue pulling forward other aircraft from their 2013 to 2016 delivery schedules to the 2009 to 2012 timeframe. As the Company commits to accelerating the delivery dates of aircraft, the related capital expenditure commitments will be accelerated as well. Any decisions to accelerate aircraft deliveries will depend on such factors as future economic and industry conditions and the financial condition of the Company. See Note 2 to the condensed consolidated financial statements for more information.

The Company's ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company's control. Certain risk factors that affect the Company's business and financial results are referred to under "Forward-Looking Information" above and are discussed in the Risk Factors listed in
Item 1A (on pages 11-17) in the 2006 Form 10-K. In addition, four of the Company's largest domestic competitors have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs. In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Form 10-K. As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as substantial pension funding obligations, the Company may need access to additional funding. The Company also continues to evaluate the economic benefits and other aspects of replacing some of the older aircraft in its fleet prior to 2013. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's and American's recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices and the financial difficulties that have been experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

The Company's substantial indebtedness and other obligations could have important consequences. For example, they could: (i) limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained;
(ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes;
(iii) make the Company more vulnerable to economic downturns; (iv) limit the Company's ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants

American has a secured bank credit facility which consists of a $285 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $444 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). On March 30, 2007, American paid in full the $285 million principal balance of the Revolving Facility and as of March 31, 2007, it remained undrawn. American's obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 1.30 to 1.00 for the four quarter period ending March 31, 2007, and will increase gradually for each four quarter period ending on each fiscal quarter thereafter until it reaches 1.50 to 1.00 for the four quarter period ending June 30, 2009. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of March 31, 2007 and expect to be able to continue to comply with these covenants. However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with these covenants, and there are no assurances that AMR and American will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default -
- could result in a default under a significant amount of the Company's other debt and lease obligations and otherwise have a material adverse impact on the Company.

Pension Funding Obligation

The Company expects to contribute approximately $364 million to its defined benefit pension plans in 2007. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. Of the $364 million the Company expects to contribute to its defined benefit pension plans in 2007, the Company contributed $62 million during the three months ended March 31, 2007 and contributed $118 million on April 13, 2007.

Compensation

As described in Note 7 to the condensed consolidated financial statements, during 2006 and January 2007, the AMR Board of Directors approved the amendment and restatement of all of the outstanding performance share plans, the related performance share agreements and deferred share agreements that required settlement in cash. The plans were amended to permit settlement in cash and/or stock; however, the amendments did not impact the fair value of the awards under the plans. These changes were made in connection with a grievance filed by the Company's three labor unions which asserted that a cash settlement may be contrary to a component of the Company's 2003 Annual Incentive Program agreement with the unions.

American has a profit sharing program that provides variable compensation that rewards frontline employees when American achieves certain financial targets. Generally, the profit sharing plan provides for a profit sharing pool for eligible employees equal to 15 percent of pre-tax income of American in excess of $500 million. Based on current conditions, the Company's condensed consolidated financial statements include an accrual for profit sharing. There can be no assurance that the Company's forecasts will approximate actual results. Additionally, reductions in the Company's forecasts of income for 2007 could result in the reversal of a portion or all of the previously recorded profit sharing expense.

Cash Flow Activity

At March 31, 2007, the Company had $5.4 billion in unrestricted cash and short-term investments, an increase of $668 million from December 31, 2006, and $285 million available under the Revolving Facility. Net cash provided by operating activities in the three-month period ended March 31, 2007 was $902 million, an increase of $113 million over the same period in 2006 primarily due to an improved revenue environment and the impact of certain Company initiatives to improve revenue. The Company contributed $62 million to its defined benefit pension plans in the first quarter of 2007 compared to $36 million during the first quarter of 2006.

Capital expenditures for the first three months of 2007 were $182 million and primarily included aircraft modifications and the cost of improvements at New York's John F. Kennedy airport (JFK). Substantially all of the Company's construction costs at JFK will be reimbursed through a fund established from a previous financing transaction.

On January 26, 2007, AMR completed a public offering of 13 million shares of its common stock. The Company realized $497 million from the sale of equity.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

Revenues

The Company's revenues increased approximately $83 million, or 1.6 percent, to $5.4 billion in the first quarter of 2007 from the same period last year. American's passenger revenues increased by 1.9 percent, or $82 million, on a 2.5 percent decrease in capacity (available seat mile) (ASM). American's passenger load factor increased 0.9 points to 78.1 percent while passenger yield increased by 3.3 percent to 13.28 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 4.5 percent to
10.38 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                           Three Months Ended March 31, 2007
                          RASM     Y-O-Y        ASMs      Y-O-Y
                         (cents)   Change    (billions)   Change

   DOT Domestic           10.19      1.0%      26.8       (3.1)%
   International          10.71     11.3       14.9       (1.4)
      DOT Latin America   11.54     10.3        7.8        1.3
      DOT Atlantic         9.94      9.7        5.4       (2.1)
      DOT Pacific          9.29     19.3        1.7      (10.5)

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional  Affiliates' passenger revenues, which are based on  industry standard proration agreements for flights connecting to American flights, decreased $11 million, or 1.9 percent, to $558 million as a result of decreased load factors and passenger yield. Regional Affiliates' traffic decreased 0.7 percent to 2.3 billion revenue passenger miles (RPMs), while capacity increased 0.5 percent to 3.3 billion ASMs, resulting in a 0.8 point decrease in the passenger load factor to 69.1 percent.

Operating Expenses

The Company's total operating expenses decreased 1.0 percent, or $50 million, to $5.2 billion in the first quarter of 2007 compared to the first quarter of 2006. American's mainline operating expenses per ASM in the first quarter of 2007 increased 0.9 percent to 10.91 cents compared to the first quarter of 2006. These increases are due primarily to a significant number of weather related cancellations that resulted in a 2.9 percent decrease in the Company's scheduled mainline departures during the first quarter of 2007. In addition, the Company's operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and results of operations.

   (in millions)              Three Months
                                  Ended         Change     Percentage
   Operating Expenses        March 31, 2007    from 2006     Change

   Wages, salaries and
     benefits                   $  1,671       $  (58)        (3.4)%
   Aircraft fuel                   1,410          (63)        (4.3)
   Other rentals and
     landing fees                    329           13          4.1
   Depreciation and
     amortization                    290            3          1.0
   Commissions, booking fees
     and credit card expense         249          (20)        (7.4)
   Maintenance, materials
     and repairs                     248           12          5.1
   Aircraft rentals                  151            5          3.4
   Food service                      127            3          2.4
   Other operating expenses          704           55          8.5
   Total operating expenses     $  5,179       $  (50)        (1.0)%


Other Income (Expense)

Interest income increased $24 million due primarily to an increase in short-term investment balances. Interest expense decreased $20 million as a result of a decrease in the Company's long-term debt balance.

Income Tax Benefit

The Company did not record a net tax benefit associated with its first quarter 2007 earnings and first quarter 2006 loss due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended March 31, 2007 and 2006.

                                                Three Months Ended
                                                     March 31,
                                                2007          2006
American Airlines, Inc. Mainline Jet
  Operations
    Revenue passenger miles (millions)         32,575        33,015
    Available seat miles (millions)            41,691        42,752
    Cargo ton miles (millions)                    524           521
    Passenger load factor                       78.1%         77.2%
    Passenger revenue yield per passenger
      mile (cents)                              13.28         12.85
    Passenger revenue per available seat
      mile (cents)                              10.38          9.93
    Cargo revenue yield per ton mile (cents)    38.36         35.65
    Operating expenses per available seat mile,
      excluding Regional Affiliates (cents)(*)  10.91         10.81
    Fuel consumption (gallons, in millions)       692           705
    Fuel price per gallon (cents)               184.2         189.0
    Operating aircraft at period-end              697           700

Regional Affiliates
    Revenue passenger miles (millions)          2,262         2,277
    Available seat miles (millions)             3,274         3,257
    Passenger load factor                       69.1%         69.9%

(*) Excludes $668 million and $654 million of expense incurred related to Regional Affiliates in 2007 and 2006, respectively.


Operating aircraft at March 31, 2007, included:

American Airlines Aircraft             AMR Eagle Aircraft
Airbus A300-600R               34      Bombardier CRJ-700         25
Boeing 737-800                 77      Embraer 135                39
Boeing 757-200                141      Embraer 140                59
Boeing 767-200 Extended Range  15      Embraer 145               108
Boeing 767-300 Extended Range  58      Super ATR                  39
Boeing 777-200 Extended Range  47      Saab 340B Plus             35
McDonnell Douglas MD-80       325      Total                     305
 Total                        697


The  average  aircraft age for American's and AMR Eagle's aircraft  is
14.1 years and 6.8 years, respectively.

Of the operating aircraft listed above, 25 McDonnell Douglas MD-80 aircraft - - 12 owned, eight operating leased and five capital leased
- - and nine operating leased Saab 340B Plus aircraft were in temporary storage as of March 31, 2007.

Owned and leased aircraft not operated by the Company at March 31, 2007, included:

American Airlines Aircraft             AMR Eagle Aircraft
Boeing 757-200                 1       Embraer 145                10
Boeing 767-200 Extended Range  1       Saab 340B/340B Plus        32
Fokker 100                     4       Total                      42
McDonnell Douglas MD-80       25
 Total                        31


AMR Eagle leased its 10 owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

Outlook

The Company currently expects second quarter 2007 mainline unit costs to increase approximately 2.1 percent year over year and full year 2007 mainline unit cost to increase approximately 1.6 percent year over year.

Capacity for American's mainline jet operations is expected to decline approximately 3.1 percent in the second quarter compared to the second quarter of 2006 and is expected to decline approximately 1.8 percent for the full year 2007 compared to 2006.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ
from  those  estimates.   The  Company has  identified  the  following
critical accounting policies and estimates used by management in the preparation of the Company's financial statements: accounting for long-
lived   assets,  passenger  revenue,  frequent  flyer  program,  stock compensation, pensions and other postretirement benefits, and income taxes. These policies and estimates are described in the 2006 Form 10-
K. In addition, the following policy was added during the three months ended March 31, 2007.

Routes - AMR performs annual impairment tests on its routes, which are indefinite life intangible assets under Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" and as a result they are not amortized. The Company also performs impairment tests when events and circumstances indicate that the assets might be impaired. These tests are based on estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.

The Company has recorded route acquisition costs (including international routes and slots) of $829 million as of March 31, 2007, including a significant amount related to operations at London
Heathrow. The Company completed an impairment analysis on the London Heathrow routes (including slots) effective March 31, 2007 and concluded that no impairment exists. The Company believes its estimates and assumptions are reasonable, however, given the significant uncertainty regarding how the recent open skies agreement will ultimately affect its operations at Heathrow, the actual results could differ from those estimates. In addition, the Company continues to evaluate the appropriate method of accounting for its routes in conjunction with its evaluation of the impact of the open skies agreement on the Company's operations. See Note 4 to the condensed consolidated financial statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's 2006 Form 10-K. The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the March 31, 2007 cost per gallon of fuel. Based on projected 2007 and 2008 fuel usage through March 31, 2007, such an increase would result in an increase to aircraft fuel expense of approximately $518 million in the twelve months ended March 31, 2008, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2007, and assumes the Company's fuel hedging program remains effective under Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2007 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $531 million in the twelve months ended December 31, 2007, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2006. The change in market risk is primarily due to the increase in fuel prices.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. WTI Crude oil and NYMEX Heating oil) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges' market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.

As of March 31, 2007, the Company had effective hedges, including option contracts and collars, covering approximately 26 percent of its estimated remaining 2007 fuel requirements and an insignificant amount of its estimated fuel requirements thereafter. The consumption hedged for the remainder of 2007 is capped at an average price of approximately $64 per barrel of crude oil. A deterioration of the Company's financial position could negatively affect the Company's ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. During the quarter ending on March 31, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents the American's flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American's flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA's Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO. This left the claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution). By letter dated February 9, 2007, plaintiffs' counsel informed counsel for the defendants that plaintiffs do not intend to pursue the LMRDA claim against APFA further. Although the Company believes the case against it is without merit and both American and the APFA are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the "DOJ") served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On December 19, 2006, the Company received a request for information from the European Commission seeking information regarding the Company's revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company's cargo facilities in Sao Paulo, Brazil. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company intends to cooperate fully with these investigations. In the event that these or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 44 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. The Company has not been named as a defendant in the consolidated complaint filed by the plaintiffs. However, the plaintiffs have not released any claims that they may have against the Company, and the Company may later be added as a defendant in the litigation. If the Company is sued on these claims, it will vigorously defend the suit, but any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

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

American is defending a lawsuit (Kelley Kivilaan v. American Airlines, Inc.), filed on September 16, 2004 in the United States District Court for the Middle District of Tennessee. The suit was brought by a flight attendant who seeks to represent a purported class of current and former flight attendants. The suit alleges that several of the Company's medical benefits plans discriminate against females on the basis of their gender in not providing coverage in all circumstances for prescription contraceptives. Plaintiff seeks injunctive relief and monetary damages. The case has not been certified as a class action, but we anticipate that a motion for class certification will be filed in the first quarter of 2007. American will vigorously defend this lawsuit; however, any adverse judgment could have a material adverse impact on the Company.

Item 5.  Other Information

American has announced a pay plan, funded at 1.5 percent of base salaries, for all American employees on U.S. payroll, to be effective May 1, 2007. On April 18, 2007, the Board approved 1.5 percent increases in the base salaries for officers (including the executive officers of AMR and American), to be effective May 1, 2007.



Item 6.  Exhibits

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2007 and 2006.

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


                               AMR CORPORATION




Date:  April 20, 2007         BY: /s/ Thomas W. Horton
                                  Thomas W. Horton
                                  Executive  Vice  President  and  Chief
                                  Financial Officer
                                 (Principal Financial and Accounting Officer)