Form 10-Q
period 2007-06-30
AMR CORP
filed 2007-07-24
CIK 6201

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q



 []Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Quarterly Period Ended June 30, 2007.


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

  Indicate by check mark whether the registrant is a shell company
  (as defined in Rule 12b-2 of the Act).   Yes   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $1 par value - 247,877,466 shares as of July 20,
  2007.




                                 INDEX

                            AMR CORPORATION




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2007 and 2006

  Condensed Consolidated Balance Sheets -- June 30, 2007 and December
  31, 2006

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2007 and 2006

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2007

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


SIGNATURE


                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                      Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                      2007         2006        2007       2006
Revenues
    Passenger - American Airlines   $4,673       $4,720      $8,999     $8,964
              - Regional Affiliates    658          702       1,216      1,271
    Cargo                              200          206         401        392
    Other revenues                     348          347         690        692
      Total operating revenues       5,879        5,975      11,306     11,319

Expenses
  Wages, salaries and benefits       1,655        1,680      3,326       3,409
  Aircraft fuel                      1,644        1,708      3,054       3,181
  Other rentals and landing fees       313          334        642         650
  Depreciation and amortization        295          291        585         578
  Commissions, booking fees
      and credit card expense          268          286        517         555
  Maintenance, materials
      and repairs                      268          238        516         474
  Aircraft rentals                     152          149        303         295
  Food service                         133          129        260         253
  Other operating expenses             684          684      1,388       1,333
    Total operating expenses         5,412        5,499     10,591      10,728

Operating Income                      467           476        715         591

Other Income (Expense)
  Interest income                      90            68        167         121
  Interest expense                   (235)         (260)      (476)       (521)
  Interest capitalized                  5             7         14          14
  Miscellaneous - net                 (10)            -        (22)         (6)
                                     (150)         (185)      (317)       (392)

Income Before Income Taxes            317           291        398         199
Income tax                              -             -          -           -
Net Earnings                        $ 317         $ 291      $ 398       $ 199


Earnings Per Share
Basic                               $1.28         $1.44      $1.65       $1.03

Diluted                             $1.08         $1.14      $1.38       $0.84





The accompanying notes are an integral part of these financial statements.
AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             June 30,    December 31,
                                               2007          2006
Assets
Current Assets
  Cash                                      $    215       $   121
  Short-term investments                       5,685         4,594
  Restricted cash and short-term
    investments                                  470           468
  Receivables, net                             1,219           988
  Inventories, net                               532           506
  Other current assets                           467           225
    Total current assets                       8,588         6,902

Equipment and Property
  Flight equipment, net                       14,293        14,507
  Other equipment and property, net            2,414         2,391
  Purchase deposits for flight equipment         178           178
                                              16,885        17,076

Equipment and Property Under Capital Leases
  Flight equipment, net                          726           765
  Other equipment and property, net               89           100
                                                 815           865

Route acquisition costs and airport
operating and gate lease rights, net           1,170         1,167
Other assets                                   2,952         3,135
                                            $ 30,410       $29,145

Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
  Accounts payable                          $  1,359       $ 1,073
  Accrued liabilities                          2,109         2,301
  Air traffic liability                        4,607         3,782
  Current maturities of long-term debt         1,195         1,246
  Current obligations under capital leases       123           103
    Total current liabilities                  9,393         8,505

Long-term debt, less current maturities       10,511        11,217
Obligations under capital leases, less
    current obligations                          731           824
Pension and postretirement benefits            5,343         5,341
Other liabilities, deferred gains and
deferred credits                               3,822         3,864

Stockholders' Equity (Deficit)
  Preferred stock                                  -             -
  Common stock                                   254           228
  Additional paid-in capital                   3,438         2,718
  Treasury stock                                (367)         (367)
  Accumulated other comprehensive loss        (1,219)       (1,291)
  Accumulated deficit                         (1,496)       (1,894)
                                                 610          (606)
                                            $ 30,410       $29,145

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                              Six Months Ended June 30,
                                                 2007          2006

Net Cash Provided by Operating Activities     $ 1,743       $ 1,611

Cash Flow from Investing Activities:
  Capital expenditures                           (364)         (245)
  Net increase in short-term investments       (1,091)       (1,310)
  Net increase in restricted cash and short-
    term investments                               (2)          (15)
  Proceeds from sale of equipment and property     23            12
  Other                                             5            (9)
    Net cash used by investing activities      (1,429)       (1,567)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                            (862)         (611)
  Proceeds from:
    Issuance of common stock, net of
      issuance costs                              497           400
    Reimbursement from construction reserve
      account                                      59            75
    Exercise of stock options                      86           121
      Net cash used by financing activities      (220)          (15)

Net increase in cash                               94            29
Cash at beginning of period                       121           138

Cash at end of period                          $  215        $  167

























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

2.In  March  2007, American announced its intent to pull  forward  the delivery of 47 737-800 aircraft that American had previously committed to acquire in 2013 through 2016. On June 28, 2007, American announced that it had accelerated the delivery of six of these aircraft into the first half of 2009. Any decisions to accelerate additional deliveries will depend on a number of factors, including future economic industry conditions and the financial conditions of the Company. As of June 30, 2007, the Company had commitments to acquire nine Boeing 737-800s in 2009 and an aggregate of 38 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $2.8 billion, with the majority occurring in 2011 through 2016. However, if the Company commits to accelerating the delivery dates of a significant number of aircraft in the future, a significant portion of the $2.8 billion commitment will be accelerated into earlier periods, including 2008 and 2009. The obligation in 2008 and 2009 for the nine aircraft already pulled forward is approximately $250 million. This amount is net of purchase deposits currently held by the manufacturer.

3.Accumulated depreciation of owned equipment and property at June
  30, 2007 and December 31, 2006 was $11.6 billion and $11.1 billion, respectively. Accumulated amortization of equipment and property under capital leases was $1.1 billion at both June 30, 2007 and December 31, 2006.

4.In April 2007, the United States and the European Union approved an "open skies" air services agreement that provides airlines from the United States and E.U. member states open access to each other's markets, with freedom of pricing and unlimited rights to fly beyond the United States and beyond each E.U. member state. The provisions
  of  the  agreement will take effect on March 30,  2008.   Under  the
  agreement, every U.S. and E.U. airline is authorized to operate between airports in the United States and London's Heathrow Airport. Only three airlines besides American were previously allowed to provide that Heathrow service. The agreement will result in the Company facing increased competition in serving Heathrow as additional carriers are able to obtain necessary slots and terminal facilities. However, the Company believes that American and the other carriers who currently have existing authorities and the related slots and facilities will continue to hold a significant advantage after the advent of open skies. The Company has recorded route acquisition costs (including international routes and slots) of $846 million as of June 30, 2007, including a significant amount related to operations at Heathrow. The Company considers these assets indefinite life assets under Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" and as a result they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed an impairment analysis on the Heathrow routes (including slots) effective March 31, 2007 and concluded that no impairment exists. The Company believes its estimates and assumptions are reasonable, however, the market for LHR slots is still developing and only a limited number of comparable transactions have occurred to
  date.   The  Company  will continue to evaluate future  transactions involving purchases of slots at LHR and the potential impact of those transactions on the value of the Company's routes and slots.


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

  The Company has an unrecognized tax benefit of approximately $40 million which did not change significantly during the six months ended June 30, 2007. The application of FIN 48 would have resulted in an increase in retained earnings of $39 million, except that the increase was fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but is not significant at June 30, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

  The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently under audit by the Internal Revenue Service for its 2001 through 2003 tax years with an anticipated closing date in 2008. The Company's 2004 and 2005 tax years are still subject to examination. Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

  As discussed in Note 8 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company's deferred tax asset valuation allowance decreased approximately $83 million during the six months ended June 30, 2007 to $1.2 billion, including the impact of comprehensive income for the six months ended June 30, 2007, changes described above from applying FIN 48 and certain other adjustments.

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

  Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the appropriate taxing authority.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.As   of   June   30,  2007,  AMR  had  issued  guarantees   covering
  approximately $1.4 billion of American's tax-exempt bond debt and American had issued guarantees covering approximately $1.1 billion of AMR's unsecured debt. In addition, as of June 30, 2007, AMR and American had issued guarantees covering approximately $368 million of AMR Eagle's secured debt and AMR has issued guarantees covering an additional $2.4 billion of AMR Eagle's secured debt.

  On March 30, 2007, American paid in full the principal balance of its senior secured revolving credit facility. As of June 30, 2007, the $442 million term loan facility under the same bank credit facility was still outstanding and the $275 million balance of the revolving credit facility remains available to American through maturity. The revolving credit facility amortizes at a rate of $10 million quarterly through December 17, 2007. American's obligations under the credit facility are guaranteed by AMR.

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


AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 (in millions):

                                         Pension Benefits
                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                               2007       2006      2007       2006

  Components of net periodic
   benefit cost

   Service cost               $  93     $  100      $  185     $  199
   Interest cost                168        160         336        321
   Expected return on assets   (187)      (167)       (374)      (335)
   Amortization of:
   Prior service cost             4          4           8          8
   Unrecognized net loss          6         20          13         40

   Net periodic benefit cost  $  84     $  117      $  168     $  233


                                   Other Postretirement Benefits
                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                               2007       2006      2007       2006

  Components of net periodic
   benefit cost

   Service cost               $  18     $   20      $   35     $   38
   Interest cost                 49         49          96         96
   Expected return on assets     (5)        (4)         (9)        (8)
   Amortization of:
   Prior service cost            (3)        (3)         (7)        (5)
   Unrecognized net (gain) loss  (2)          -         (4)         1

   Net periodic benefit cost  $  57     $   62      $  111     $  122

  The Company expects to contribute approximately $364 million to its defined benefit pension plans in 2007. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. Of the $364 million the Company expects to contribute to its defined benefit pension plans in 2007, the Company contributed $180 million during the six months ended June 30, 2007 and contributed $86 million on July 13, 2007.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.As a result of the revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the components of these changes and the remaining accruals for these charges (in millions):

                              Aircraft    Facility
                              Charges    Exit Costs   Total
      Remaining accrual
       at December 31, 2006    $  128      $   19    $  147
      Payments                     (8)          -        (8)
      Remaining accrual
       at June 30, 2007        $  120      $   19    $  139


  Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

10.The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three months ended June 30, 2007 and 2006, comprehensive income was $317 million and $302 million, respectively, and for the six months ended June 30, 2007 and 2006, comprehensive income was $470 million and $231 million, respectively. The difference between net earnings and comprehensive income for the three and six months ended June 30, 2007 and 2006 is due primarily to the accounting for the Company's derivative financial instruments.

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


AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.The following table sets forth the computations of basic and diluted earnings per share (in millions, except per share data):

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                      2007      2006        2007       2006
   Numerator:
  Net earnings - numerator  for
   basic earnings per share          $ 317     $ 291       $ 398      $ 199
  Interest  on senior convertible        7         7          14         14
   notes

  Net earnings adjusted for interest
   on senior convertible notes -
   numerator for diluted earnings
   per share                         $ 324     $ 298       $ 412      $ 213

  Denominator:
  Denominator for basic earnings
   per share - weighted-average
   shares                              246       202         241        194
  Effect of dilutive securities:
  Senior convertible notes              32        32          32         32
  Employee options and shares           33        47          40         46
  Assumed treasury shares purchased    (12)      (19)        (14)       (19)
  Dilutive potential common shares      53        60          58         59

  Denominator for diluted
   earnings per share - adjusted
   weighted-average shares             299       262         299        253

  Basic earnings per share          $ 1.28      1.44      $ 1.65     $ 1.03

  Diluted earnings per share        $ 1.08    $ 1.14      $ 1.38     $ 0.84

  Approximately six million and ten million shares related to employee stock options were not added to the denominator for the three months ended June 30, 2007 and 2006, respectively, because the options' exercise prices were greater than the average market price of the common shares. For the six months ended June 30, 2007 and 2006, approximately four million and 11 million shares, respectively, related to employee stock options were not added to the denominator because the options' exercise prices were greater than the average market price of the common shares.

12.On  July 3, 2007, American entered into an agreement  to  sell all of its shares in ARINC Incorporated. Upon closing, which is expected to occur prior to October 31, 2007, American expects to receive proceeds of approximately $194 million and to record a gain on the sale of approximately $140 million. The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond American's control, and no assurance can be given that such closing will occur.

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

Overview

The Company recorded net earnings of $317 million in the second quarter of 2007 compared to $291 million in the same period last year. The Company's second quarter 2007 results were impacted by an improvement in unit revenues (passenger revenue per available seat mile) and by fuel prices that remain high by historical standards. In addition, a significant number of weather related events impacted the Company's second quarter results and the Company estimates these disruptions decreased scheduled mainline departures for the second quarter of 2007 by approximately 2.1 percent and reduced the Company's revenue by nearly $50 million during the quarter.

Mainline passenger unit revenues increased 3.6 percent for the second quarter due to a 1.0 point load factor increase and a 2.3 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2006. Although load factor performance and passenger yield showed year-over-year improvement, passenger yield remains low by historical standards. The Company believes this is the result of excess industry capacity and its reduced pricing power resulting from a number of factors, including greater cost sensitivity on the part of travelers (especially business travelers), increased competition from LCC's and pricing transparency resulting from the use of the internet.

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Form 10-K. As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as ongoing pension funding obligations, the Company may need access to additional funding. The Company continues to evaluate the economic benefits and other aspects of replacing some of the older aircraft in its fleet prior to 2013 and also continues to evaluate the appropriate mix of aircraft in its fleet. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale-leaseback transactions involving owned aircraft (a very large majority of the Company's owned aircraft, including virtually all of the Company's Section 1110-eligible aircraft, are encumbered); (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's and American's recent financial results, substantial indebtedness, current credit ratings, high fuel prices and the financial difficulties that have been experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

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

Credit Facility Covenants

American has a secured bank credit facility which consists of a $275 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $442 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). On March 30, 2007, American paid in full the principal balance of the Revolving Facility and as of June 30, 2007, it remained undrawn. American's obligations under the Credit Facility are guaranteed by AMR.

  The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 1.30 to 1.00 for the four quarter period ending June 30, 2007, and will increase gradually for each four quarter period ending on each fiscal quarter thereafter until it reaches 1.50 to 1.00 for the four quarter period ending June 30, 2009. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of June 30, 2007 and expect to be able to continue to comply with these covenants. However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with these covenants, and there are no assurances that AMR and American will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default -
- could result in a default under a significant amount of the Company's other debt and lease obligations and otherwise have a material adverse impact on the Company.

Pension Funding Obligation

Of the $364 million the Company expects to contribute to its defined benefit pension plans in 2007, the Company contributed $180 million during the six months ended June 30, 2007 and contributed $86 million on July 13, 2007.

As  a  result of a recent amendment to the Pension Protection Act  of
2006, the timing of the Company's minimum required contributions to its defined benefit pension plans has changed significantly. The legislation did not change the Company's total future contributions and also did not change the expected contribution in 2007.

As a result of the legislation, the Company's contractual obligations for Other long-term liabilities (as disclosed in the 2006 10-K) have changed. In 2008 and 2009, the Company's obligation for Other long-term liabilities is expected to be approximately $471 million. In 2010 and 2011, the Company's obligation for Other long-term liabilities is expected to be approximately $702 million. In 2012 through 2017, the Company's obligation for Other long-term liabilities is expected to be approximately $3.0 billion. Included in these amounts are minimum required pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2017.

The U.S Congress is currently considering legislation that would allow commercial airline pilots to fly until age 65. The Federal Aviation Administration currently requires commercial pilots to retire once they reach age 60. The Company has not completed its evaluation of the impact of the proposed legislation on its financial statements; however, the proposed legislation could have a material impact on the Company's valuation of its liability for pension and postretirement benefits.


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

Cash Flow Activity

At June 30, 2007, the Company had $5.9 billion in unrestricted cash and short-term investments, an increase of $1.2 billion from December 31, 2006, and $275 million available under the Revolving Facility. Net cash provided by operating activities in the six-month period ended June 30, 2007 was $1.7 billion, an increase of $132 million over the same period in 2006 primarily due to the Company's management of capacity. The Company contributed $180 million to its defined benefit pension plans in the first six months of 2007 compared to $119 million during the first six months of 2006.

Capital expenditures for the first six months of 2007 were $364 million and primarily included aircraft modifications and the cost of improvements at New York's John F. Kennedy airport (JFK). A significant portion of the Company's construction costs at JFK have been reimbursed through a fund established from a previous financing transaction.

On January 26, 2007, AMR completed a public offering of 13 million shares of its common stock. The Company realized $497 million from the sale of equity.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006

Revenues

The Company's revenues decreased approximately $96 million, or 1.6 percent, to $5.9 billion in the second quarter of 2007 from the same period last year. American's passenger revenues decreased by 1.0 percent, or $47 million, primarily driven by a capacity (available seat mile) (ASM) decrease of 4.4 percent. American's passenger load factor increased 1.0 points to 83.6 percent and passenger revenue yield per passenger mile increased by 2.3 percent to 13.10 cents. This resulted in an increase in American's passenger revenue per available seat mile (RASM) of 3.6 percent to 10.96 cents. Following is additional information regarding American's domestic and international RASM and capacity based on geographic areas defined by the Department of Transportation (DOT):

                           Three Months Ended June 30, 2007
                          RASM      Y-O-Y      ASMs     Y-O-Y
                         (cents)   Change   (billions)  Change

   DOT Domestic           10.92      2.1%      27.1     (4.6)%
   International          11.03      6.2       15.5     (3.9)
      DOT Latin America   10.90      3.4        7.2     (0.2)
      DOT Atlantic        11.33      3.6        6.6     (1.6)
      DOT Pacific         10.41     26.4        1.7    (23.1)

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $44 million, or 6.3 percent, to $658 million as a result of decreased capacity, load factors and passenger yield. Regional Affiliates' traffic decreased 2.7 percent to 2.6 billion revenue passenger miles (RPMs) and capacity decreased 1.6 percent to
3.4 billion ASMs, resulting in a 0.8 point decrease in the passenger load factor to 76.8 percent.


Operating Expenses

The Company's total operating expenses decreased 1.6 percent, or $87 million, to $5.4 billion in the second quarter of 2007 compared to the second quarter of 2006. American's mainline operating expenses per ASM in the second quarter of 2007 increased 2.4 percent compared to the second quarter of 2006 to 11.14 cents. These increases are due primarily to a significant number of weather related cancellations that resulted in a 2.1 percent decrease in the Company's scheduled mainline departures during the second quarter of 2007. The Company's operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel, or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and results of operations.

   (in millions)                  Three Months
                                     Ended          Change     Percentage
   Operating Expenses             June 30, 2007    from 2006     Change

   Wages, salaries and benefits    $  1,655        $  (25)       (1.5)%
   Aircraft fuel                      1,644           (64)       (3.7)
   Other rentals and landing fees       313           (21)       (6.3)
   Depreciation and amortization        295             4         1.4
   Commissions, booking fees
     and credit card expense            268           (18)       (6.3)
   Maintenance, materials
     and repairs                        268            30         12.6  (a)
   Aircraft rentals                     152             3          2.0
   Food service                         133             4          3.1
   Other operating expenses             684             -           -
   Total operating expenses        $  5,412        $  (87)        (1.6)%

(a) The increase in Maintenance, materials and repairs is the result of fewer of the Company's aircraft being covered by manufacturer's warranty.

Other Income (Expense)

Interest income increased $22 million in the second quarter of 2007 compared to the second quarter of 2006 due primarily to an increase in short-term investment balances. Interest expense decreased $25 million as a result of a decrease in the Company's long-term debt balance.

Income Tax

The Company did not record a net tax provision associated with its second quarter 2007 and 2006 earnings due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the three months ended June 30, 2007 and 2006.

                                                  Three Months Ended
                                                       June 30,
                                                  2007          2006
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)           35,669        36,857
    Available seat miles (millions)              42,647        44,600
    Cargo ton miles (millions)                      536           562
    Passenger load factor                         83.6%         82.6%
    Passenger revenue yield per passenger
      mile (cents)                                13.10         12.81
    Passenger revenue per available seat
      mile (cents)                                10.96         10.58
    Cargo revenue yield per ton mile (cents)      37.25         36.59
    Operating expenses per available seat
      mile, excluding Regional Affiliates
     (cents) (*)                                  11.14         10.88
    Fuel consumption (gallons, in millions)         713           737
    Fuel price per gallon (cents)                 207.5         209.5
    Operating aircraft at period-end                693           701

Regional Affiliates
    Revenue passenger miles (millions)            2,595        2,666
    Available seat miles (millions)               3,380        3,436
    Passenger load factor                         76.8%        77.6%

(*) Excludes $710 million and $688 million of expense incurred related to Regional Affiliates in 2007 and 2006, respectively.

Operating aircraft at June 30, 2007, included:

American Airlines Aircraft             AMR Eagle Aircraft
Airbus A300-600R                 34    Bombardier CRJ-700         25
Boeing 737-800                   77    Embraer 135                39
Boeing 757-200                  137    Embraer 140                59
Boeing 767-200 Extended Range    15    Embraer 145               108
Boeing 767-300 Extended Range    58    Super ATR                  39
Boeing 777-200 Extended Range    47    Saab 340                   36
McDonnell Douglas MD-80         325    Total                     306
 Total                          693

The  average  aircraft age for American's and AMR Eagle's aircraft  is
14.4 years and 7.1 years, respectively.

Of the operating aircraft listed above, 25 McDonnell Douglas MD-80 aircraft - - 12 owned, eight operating leased and five capital leased
- - and 11 operating leased Saab 340 aircraft were in temporary storage as of June 30, 2007.

Owned and leased aircraft not operated by the Company at June 30, 2007, included:

American Airlines Aircraft             AMR Eagle Aircraft
Boeing 757-200                    5    Embraer 145                10
Boeing 767-200 Extended Range     1    Saab 340                   29
Fokker 100                        4    Total                      39
McDonnell Douglas MD-80          13
 Total                           23

AMR Eagle leased its 10 owned Embraer 145 aircraft that are not operated by AMR Eagle to Trans States Airlines, Inc.

For the Six Months Ended June 30, 2007 and 2006

Revenues

The Company's revenues decreased approximately $13 million, or 0.1 percent, to $11.3 billion for the six months ended June 30, 2007 from the same period last year. American's passenger revenues increased by
0.4 percent, or $35 million, while capacity (ASM) decreased by 3.4 percent. American's passenger load factor increased 0.9 points to
80.9 percent and passenger revenue yield per passenger mile increased by 2.8 percent to 13.19 cents. This resulted in an increase in American's passenger RASM of 4.0 percent to 10.67 cents. Following is additional information regarding American's domestic and international RASM and capacity based on geographic areas defined by the DOT:

                           Six Months Ended June 30, 2007
                         RASM      Y-O-Y      ASMs      Y-O-Y
                        (cents)   Change   (billions)  Change

   DOT Domestic          10.56      1.5%      53.9      (3.9)%
   International         10.87      8.5       30.4      (2.7)
      DOT Latin America  11.23      7.0       15.0       0.5
      DOT Atlantic       10.70      6.1       12.0      (1.8)
      DOT Pacific         9.86     22.8        3.4     (17.4)

Regional Affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $55 million, or 4.3 percent, to $1.2 billion as a result of decreased capacity, load factors and passenger yield. Regional Affiliates' traffic decreased 1.7 percent to 4.9 billion revenue passenger miles (RPMs) and capacity decreased 0.6 percent to
6.7 billion ASMs, resulting in a 0.9 point decrease in the passenger load factor to 73.0 percent.


Operating Expenses

The Company's total operating expenses decreased 1.3 percent, or $137 million, to $10.6 billion for the six months ended June 30, 2007 compared to the same period in 2006. American's mainline operating expenses per ASM in the six months ended June 30, 2007 increased 1.8 percent compared to the same period in 2006 to 11.03 cents. These changes are due primarily to weather related cancellations in 2007.

   (in millions)
                                 Six Months
   Operating Expenses              Ended         Change     Percentage
                                June 30, 2007   from 2006     Change

   Wages, salaries and benefits   $  3,326       $  (83)      (2.4)%
   Aircraft fuel                     3,054         (127)      (4.0)
   Other rentals and landing fees      642           (8)      (1.2)
   Depreciation and amortization       585            7        1.2
   Commissions, booking fees
     and credit card expense           517          (38)      (6.8)
   Maintenance, materials
     and repairs                       516           42        8.9
   Aircraft rentals                    303            8        2.7
   Food service                        260            7        2.8
   Other operating expenses          1,388           55        4.1
   Total operating expenses       $ 10,591       $ (137)      (1.3)%


Other Income (Expense)

Interest income increased $46 million in six months ended June 30, 2007 compared to the same period in 2006 due primarily to an increase in short-term investment balances. Interest expense decreased $45 million as a result of a decrease in the Company's long-term debt balance.

Income Tax

The Company did not record a net tax provision associated with its earnings for the six months ended June 30, 2007 and 2006 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the six months ended June 30, 2007 and 2006.

                                                Six Months Ended June 30,
                                                   2007          2006
American Airlines, Inc. Mainline Jet Operations
    Revenue passenger miles (millions)            68,244        69,872
    Available seat miles (millions)               84,338        87,351
    Cargo ton miles (millions)                     1,060         1,083
    Passenger load factor                          80.9%         80.0%
    Passenger revenue yield per passenger
      mile (cents)                                13.19          12.83
    Passenger  revenue per  available  seat
      mile (cents)                                10.67          10.26
    Cargo revenue yield per ton mile (cents)      37.80          36.15
    Operating expenses per available seat
      mile, excluding Regional Affiliates
      (cents) (*)                                 11.03          10.84
    Fuel consumption (gallons, in millions)       1,405          1,442
    Fuel price per gallon (cents)                 196.0          199.5

Regional Affiliates
    Revenue passenger miles (millions)            4,857          4,943
    Available seat miles (millions)               6,654          6,693
    Passenger load factor                         73.0%          73.9%

(*) Excludes $1.4 billion and $1.3 billion of expense incurred related to Regional Affiliates in 2007 and 2006, respectively.

Outlook

The Company currently expects third quarter 2007 mainline unit cost to increase approximately 2.4 percent year over year. Full year 2007 mainline unit costs are expected to increase approximately 2.3 percent versus 2006.

Capacity for American's mainline jet operations is expected to decline more than 2.4 percent in the third quarter of 2007 compared to the third quarter of 2006. Mainline capacity is expected to decline approximately 2.1 percent in the full year 2007 compared to 2006.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ
from  those  estimates.   The  Company has  identified  the  following
critical accounting policies and estimates used by management in the preparation of the Company's financial statements: accounting for long-
lived   assets,  passenger  revenue,  frequent  flyer  program,  stock compensation, pensions and other postretirement benefits, and income taxes. These policies and estimates are described in the 2006 Form 10-
K. In addition, the following policy was added during the six months ended June 30, 2007.

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

The Company has recorded route acquisition costs (including international routes and slots) of $846 million as of June 30, 2007, including a significant amount related to operations at London
Heathrow. The Company completed an impairment analysis on the London Heathrow routes (including slots) effective March 31, 2007 and concluded that no impairment exists. The Company believes its estimates and assumptions are reasonable, however, given the significant uncertainty regarding how the recent open skies agreement will ultimately affect its operations at Heathrow, the actual results could differ from those estimates. The Company believes its estimates and assumptions are reasonable, however, the market for LHR slots is still developing and only a limited number of comparable transactions have occurred to date. The Company will continue to evaluate future transactions involving purchases of slots at LHR and the potential impact of those transactions on the value of the Company's routes and slots. See Note 4 to the condensed consolidated financial statements for additional information.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2007 cost per gallon of fuel. Based on projected 2007 and 2008 fuel usage through June 30, 2008, such an increase would result in an increase to aircraft fuel expense of approximately $536 million in the twelve months ended June 30, 2008, inclusive of the impact of fuel hedge instruments outstanding at June 30, 2007. Comparatively, based on projected 2007 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $531 million in the twelve months ended December 31, 2007, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2006. The change in market risk is primarily due to the increase in fuel prices.

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

As of June 30, 2007, the Company had effective hedges, primarily collars, covering approximately 31 percent of its estimated remaining 2007 fuel requirements and an insignificant amount of its estimated fuel requirements thereafter. The consumption hedged for the remainder of 2007 is capped at an average price of approximately $62 per barrel of crude oil. A deterioration of the Company's financial position could negatively affect the Company's ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. During the quarter ending on June 30, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the "DOJ") served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission, seeking information regarding the Company's corporate structure, revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company's cargo facilities in Sao Paulo, Brazil. The Brazilian authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. On June 27, 2007, the Company received a request for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. The Company intends to cooperate fully with these investigations and inquiries. In the event that these or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 44 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. The Company has not been named as a defendant in the consolidated complaint filed by the plaintiffs. However, the plaintiffs have not released any claims that they may have against the Company, and the Company may later be added as a defendant in the litigation. If the Company is sued on these claims, it will vigorously defend the suit, but any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company. The dismissal is without prejudice, and the Company could be brought back into the litigation at a future date. If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

On June 20, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The Company intends to cooperate fully with this investigation. In the event that this or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, M 06-01793 on October 25, 2006. On July 9, 2007, the Company was named as a defendant in the consolidated complaint. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

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

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (a wholly-owned subsidiary of the Company), in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.). This case has been consolidated in the Central District of California for pre-trial purposes with numerous other cases brought by the plaintiff against other defendants. The plaintiff alleges that American and American Beacon infringe a number of the plaintiff's patents, each of which relates to automated telephone call processing systems. The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys' fees. Although the Company believes that the plaintiff's claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.

American is defending a lawsuit (Kelley Kivilaan v. American Airlines, Inc.), filed on September 16, 2004 in the United States District Court for the Middle District of Tennessee. The suit was brought by a flight attendant who seeks to represent a purported class of current and former flight attendants. The suit alleges that several of the
Company's medical benefits plans discriminate against females on the basis of their gender in not providing coverage in all circumstances for prescription contraceptives. Plaintiff seeks injunctive relief and monetary damages. A motion for class certification has been filed, but the case has not yet been certified as a class action. American will vigorously defend this lawsuit; however, any adverse judgment could have a material adverse impact on the Company.



Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 216,427,925 shares of common stock, or 90.08 percent of shares outstanding, were represented at the annual meeting of stockholders on May 16, 2007 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Stockholders elected the Company's 12 nominees to the 12 director positions by the vote shown below:

                        Votes        Votes
     Nominees            For        Withheld
Gerard J. Arpey      198,801,819   17,626,106
John W. Bachmann     201,796,916   14,631,009
David L. Boren       197,489,442   18,938,483
Armando M. Codina    197,644,112   18,783,813
Earl G. Graves       199,197,375   17,230,550
Ann M. Korologos     199,202,761   17,225,164
Michael A. Miles     201,443,791   14,984,134
Philip J. Purcell    198,251,515   18,176,410
Ray M. Robinson      200,970,877   15,457,048
Judith Rodin, Ph.D.  201,420,551   15,007,374
Matthew K. Rose      201,738,165   14,689,760
Roger T. Staubach    201,736,958   14,690,967


Stockholders ratified the Audit Committee's decision to retain Ernst & Young LLP as independent auditors for the Company for the 2007 fiscal year. The vote was 192,088,498 in favor, 3,775,425 against, and 122,799 abstaining.

Stockholders rejected a proposal to allow cumulative voting in election of outside directors. The proposal was submitted by Evelyn
Y. Davis. The vote was 62,203,334 in favor, 117,862,867 against, 287,945 abstaining and 36,073,779 not voting.

Stockholders approved a proposal to give holders of 10 percent of the Company's outstanding common stock the power to call a special shareholder meeting. The proposal was submitted by John Chevedden. The vote was 97,059,851 in favor, 82,912,154 against, 382,140 abstaining and 36,073,780 not voting.

Stockholders rejected a proposal to require that at least 75 percent of future equity compensation awarded to senior executives be performance based with the performance criteria disclosed to shareholders. The proposal was submitted by John Chevedden, acting as proxy for Patricia Haddon. The vote was 13,148,827 in favor, 152,443,544 against, 14,761,774 abstaining and 36,073,780 not voting.

Stockholders rejected a proposal to allow shareholders to vote on a non-binding advisory resolution to ratify the compensation of the Company's named executive officers. The proposal was submitted by The Allied Pilots Association. The vote was 68,424,832 in favor, 105,821,913 against, 6,107,402 abstaining and 36,073,778 not voting.

Item 5.  Other Information
As discussed in the Company's Proxy Statement, the Compensation Committee of the Company's Board of Directors conducts annually a comprehensive review of compensation for the executive officers of the Company and American with independent compensation consultants engaged by the Committee. At the July 2007 meetings of the Compensation Committee and the Board, the following compensation initiatives were approved (effective July 23, 2007):

  . Grants of stock-settled stock appreciation rights pursuant to the form of Stock Appreciation Right Agreement ("SAR Agreement"), attached as Exhibit 10.1 to this Form 10-Q. An attachment to the form SAR Agreement notes the stock-settled stock appreciation right grants to the executive officers, effective July 23, 2007.

..    Grants of deferred shares pursuant to the form of Deferred Share
     Award Agreement for 2007 ("Deferred Share Agreement"). The form of the Deferred Share Agreement is attached as Exhibit 10.2 to this Form 10-Q, and an attachment to the form Deferred Share Agreement notes the deferred share grants to the executive officers, effective July 23, 2007.

..    Grants of performance shares pursuant to the form of Performance
     Share Agreement ("Performance Share Agreement") under the 2007 - 2009 Performance Share Plan for Officers and Key Employees ("Performance Share Plan"). The form of the Performance Share Agreement and the Performance Share Plan are attached as Exhibit 10.3 to this Form 10-Q, and an attachment to the form Performance Share Agreement notes the performance share grants to the executive officers, effective July 23, 2007.

..    A grant of 58,000 career performance shares (effective July 23,
     2007) pursuant to the terms of the Career Performance Shares, Deferred Stock Award Agreement between the Company and Gerard J. Arpey, dated as of July 25, 2005. The form of this agreement is attached as
     Exhibit 10.6 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2005.

Item 6.  Exhibits

The following exhibits are included herein:

10.1 Form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted)

10.2 Form of 2007 Deferred Share Award Agreement (with awards to executive officers noted)

10.3 Form of Performance Share Agreement under the 2007 - 2009 Performance Share Plan for Officers and Key Employees and the 2007-2009 Performance Share Plan for Officers and Key Employees (with awards to executive officers noted)

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2007 and 2006.

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


                               AMR CORPORATION




Date:  July 24, 2007        BY: /s/ Thomas W. Horton
                                Thomas W. Horton
                                Executive Vice President and Chief
                                Financial Officer
                               (Principal Financial and Accounting Officer)