Form 10-Q
period 2007-10-18
AMR CORP
filed 2007-10-18
CIK 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007.

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

Common Stock, $1 par value – 249,121,904 shares as of October 12, 2007.

INDEX

AMR CORPORATION

PART I:FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three and nine months ended September 30, 2007 and 2006

Condensed Consolidated Balance Sheets -- September 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2007 and 2006

Notes to Condensed Consolidated Financial Statements -- September 30, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Passenger - American Airlines	$4,750	$4,657	$13,749	$13,621
- Regional Affiliates	648	644	1,864	1,915
Cargo	196	213	597	605
Other revenues	352	333	1,042	1,025
Total operating revenues	5,946	5,847	17,252	17,166

Expenses
Wages, salaries and benefits	1,721	1,694	5,047	5,103
Aircraft fuel	1,743	1,771	4,797	4,952
Other rentals and landing fees	328	317	970	967
Depreciation and amortization	307	290	892	868
Maintenance, materials and repairs	274	252	790	726
Commissions, booking fees and credit card expense	270	284	787	839
Aircraft rentals	148	154	451	449
Food service	139	133	399	386
Other operating expenses	697	668	2,085	2,001
Total operating expenses	5,627	5,563	16,218	16,291

Operating Income	319	284	1,034	875

Other Income (Expense)
Interest income	90	80	257	201
Interest expense	(227)	(259)	(703)	(780)
Interest capitalized	3	7	17	21
Miscellaneous – net	(10)	(97)	(32)	(103)
	(144)	(269)	(461)	(661)

Income Before Income Taxes	175	15	573	214
Income tax	-	-	-	-
Net Earnings	$175	$15	$573	$214

Earnings Per Share
Basic	$0.70	$0.07	$2.35	$1.07

Diluted	$0.61	$0.06	$1.98	$0.91

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	September 30,	December 31,
	2007	2006
Assets
Current Assets
Cash	$161	$121
Short-term investments	5,229	4,594
Restricted cash and short-term investments	447	468
Receivables, net	1,166	988
Inventories, net	556	506
Other current assets	503	225
Total current assets	8,062	6,902

Equipment and Property
Flight equipment, net	14,157	14,507
Other equipment and property, net	2,426	2,391
Purchase deposits for flight equipment	178	178
	16,761	17,076

Equipment and Property Under Capital Leases
Flight equipment, net	709	765
Other equipment and property, net	83	100
	792	865

Route acquisition costs and airport operating and gate lease rights, net	1,163	1,167
Other assets	2,821	3,135
	$29,599	$29,145

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,269	$1,073
Accrued liabilities	2,236	2,301
Air traffic liability	4,268	3,782
Current maturities of long-term debt	1,325	1,246
Current obligations under capital leases	138	103
Total current liabilities	9,236	8,505

Long-term debt, less current maturities	9,830	11,217
Obligations under capital leases, less current obligations	698	824
Pension and postretirement benefits	5,235	5,341
Other liabilities, deferred gains and deferred credits	3,772	3,864

Stockholders' Equity (Deficit)
Preferred stock	-	-
Common stock	255	228
Additional paid-in capital	3,470	2,718
Treasury stock	(367)	(367)
Accumulated other comprehensive loss	(1,210)	(1,291)
Accumulated deficit	(1,321)	(1,894)
	828	(606)
	$29,599	$29,145

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2007	2006
Net Cash Provided by Operating Activities	$1,945	$1,729

Cash Flow from Investing Activities:
Capital expenditures	(515)	(348)
Net increase in short-term investments	(635)	(1,264)
Net decrease in restricted cash and short-term investments	21	46
Proceeds from sale of equipment and property	27	11
Other	7	(8)
Net cash used by investing activities	(1,095)	(1,563)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,456)	(831)
Proceeds from:
Issuance of common stock, net of issuance costs	497	400
Reimbursement from construction reserve account	61	107
Exercise of stock options	88	134
Net cash provided (used) by financing activities	(810)	(190)

Net increase (decrease) in cash	40	(24)
Cash at beginning of period	121	138

Cash at end of period	$161	$114

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

2.
During the three months ended September 30, 2007, the Company recorded a charge of $40 million to correct certain vacation accruals included in Wages, salaries and benefits expense.  Of this amount, $30 million related to the years 2003 through 2006 and $10 million related to the six months ended June 30, 2007.  The adjustment was made in the 2007 third quarter as the amount of the adjustment was not material to prior periods, expected 2007 results or the trend of earnings in any period.  This materiality evaluation included, among other things, the consideration of an individually immaterial out-of-period correction previously recorded in the second quarter of 2007 that had an offsetting impact of approximately $14 million.  The immaterial adjustment from the second quarter of 2007 related to a revenue related estimate.

3.
In March 2007, American announced its intent to pull forward the delivery of 47 Boeing 737 aircraft that American had previously committed to acquire in 2013 through 2016.  During the third quarter, American accelerated the delivery of three of these aircraft into the second half of 2009.  Any decisions to accelerate additional deliveries will depend on a number of factors, including future economic industry conditions and the financial conditions of the Company.  As of September 30, 2007, the Company had commitments to acquire twelve Boeing 737-800s in 2009 and an aggregate of 35 Boeing 737 aircraft and seven Boeing 777 aircraft in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $2.8 billion, with the majority occurring in 2011 through 2016.  However, if the Company commits to accelerating the delivery dates of a significant number of aircraft in the future, a significant portion of the $2.8 billion commitment will be accelerated into earlier periods, including 2008 and 2009.  The obligation in 2008 and 2009 for the twelve aircraft already pulled forward is approximately $370 million.  This amount is net of purchase deposits currently held by the manufacturer.  On October 1, 2007, American exercised an option to purchase an incremental Boeing 737 aircraft for delivery in early 2009.

4.
Accumulated depreciation of owned equipment and property at September 30, 2007 and December 31, 2006 was $11.8 billion and $11.1 billion, respectively.  Accumulated amortization of equipment and property under capital leases was $1.2 billion and $1.1 billion at September 30, 2007 and December 31, 2006, respectively.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.
In April 2007, the United States and the European Union approved an “open skies” air services agreement that provides airlines from the United States and E.U. member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and beyond each E.U. member state.  The provisions of the agreement will take effect on March 30, 2008.  Under the agreement, every U.S. and E.U. airline is authorized to operate between airports in the United States and London’s Heathrow Airport.  Only three airlines besides American were previously allowed to provide that Heathrow service.  The agreement will result in the Company facing increased competition in serving Heathrow as additional carriers are able to obtain necessary slots and terminal facilities.  However, the Company believes that American and the other carriers who currently have existing authorities and the related slots and facilities will continue to hold a significant advantage after the advent of open skies.  The Company has recorded route acquisition costs (including international routes and slots) of $846 million as of September 30, 2007, including a significant amount related to operations at Heathrow.  The Company considers these assets indefinite life assets under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangibles” and as a result they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company completed an impairment analysis on the Heathrow routes (including slots) effective March 31, 2007 and concluded that no impairment exists.  The Company believes its estimates and assumptions are reasonable, however, the market for LHR slots is still developing and only a limited number of comparable transactions have occurred to date.  The Company will continue to evaluate future transactions involving purchases of slots at LHR and the potential impact of those transactions on the value of the Company’s routes and slots.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.
On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The Company has an unrecognized tax benefit of approximately $40 million which did not change significantly during the nine months ended September 30, 2007.  The application of FIN 48 would have resulted in an increase in retained earnings of $39 million, except that the increase was fully offset by the application of a valuation allowance.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.  Accrued interest on tax positions is recorded as a component of interest expense but is not significant at September 30, 2007.  The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  The Company is currently under audit by the Internal Revenue Service for its 2001 through 2003 tax years with an anticipated closing date in 2008.  The Company’s 2004 and 2005 tax years are still subject to examination.  Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

As discussed in Note 8 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset.  The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.  The Company's deferred tax asset valuation allowance decreased approximately $95 million during the nine months ended September 30, 2007 to $1.2 billion, including the impact of comprehensive income for the nine months ended September 30, 2007, changes described above from applying FIN 48 and certain other adjustments.

Under special tax rules (the "Section 382 Limitation"), cumulative stock purchases by material shareholders exceeding 50% during a 3-year period can potentially limit a company’s future use of net operating losses (NOL’s).  Such limitation is increased by “built-in gains”, as provided by current IRS guidance.  The Company is not currently subject to the "Section 382 Limitation".  If triggered in a future period, under current tax rules, such limitation is not expected to significantly impact the recorded value or timing of utilization of AMR’s NOL's.

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.
As of September 30, 2007, AMR had issued guarantees covering approximately $1.4 billion of American’s tax-exempt bond debt and American had issued guarantees covering approximately $1.1 billion of AMR’s unsecured debt.  In addition, as of September 30, 2007, AMR and American had issued guarantees covering approximately $347 million of AMR Eagle’s secured debt and AMR has issued guarantees covering an additional $2.3 billion of AMR Eagle’s secured debt.

On March 30, 2007, American paid in full the principal balance of its senior secured revolving credit facility.  As of September 30, 2007, the $441 million term loan facility under the same bank credit facility was still outstanding and the $265 million balance of the revolving credit facility remains available to American through maturity.  The revolving credit facility amortizes at a rate of $10 million quarterly through December 17, 2007.  American’s obligations under the credit facility are guaranteed by AMR.

8.
On January 16, 2007, the AMR Board of Directors approved the amendment and restatement of the 2005-2007 Performance Share Plan for Officers and Key Employees and the 2005 Deferred Share Award Agreement to permit settlement in a combination of cash and/or stock.  However, the amendments did not impact the fair value of the awards.  As a result, certain awards under these plans have been accounted for as equity awards since that date and the Company reclassified $122 million from Accrued liabilities to Additional paid-in-capital in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”.

On January 26, 2007, AMR completed a public offering of 13 million shares of its common stock.  The Company realized $497 million from the sale of equity.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.	The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Components of net periodic benefit cost

Service cost	$93	$100	$278	$299
Interest cost	168	160	504	481
Expected return on assets	(187)	(167)	(561)	(502)
Amortization of:
Prior service cost	4	4	12	12
Unrecognized net loss	6	20	19	60

Net periodic benefit cost	$84	$117	$252	$350

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Components of net periodic benefit cost

Service cost	$18	$20	$53	$58
Interest cost	49	49	145	145
Expected return on assets	(4)	(3)	(13)	(11)
Amortization of:
Prior service cost	(3)	(2)	(10)	(7)
Unrecognized net (gain) loss	(1)	-	(5)	1

Net periodic benefit cost	$59	$64	$170	$186

The Company completed its required 2007 calendar year funding by contributing $380 million to its defined benefit pension plans during the nine month period ended September 30, 2007.

The Company expects to contribute approximately $350 million to its defined benefit pension plans in 2008.  This amount is significantly higher than the Company’s minimum required contribution and could be impacted by, among other things, pending pension legislation, the financial position of the Company and other economic factors.  The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the components and remaining accruals for these charges (in millions):

	Aircraft Charges	Facility Exit Costs	Total
Remaining accrual at December 31, 2006	$ 128	$ 19	$ 147
Payments	(11)	(1)	(12)
Remaining accrual at September 30, 2007	$ 117	$ 18	$ 135

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

11.
The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income.  For the three months ended September 30, 2007 and 2006, comprehensive income (loss) was $184 million and $(31) million, respectively, and for the nine months ended September 30, 2007 and 2006, comprehensive income was $654 million and $200 million, respectively. The difference between net earnings and comprehensive income for the three and nine months ended September 30, 2007 and 2006 is due primarily to the accounting for the Company’s derivative financial instruments.

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

As a result of its second quarter 2006 effectiveness assessment, the Company determined that the majority of its outstanding derivatives, primarily crude oil related contracts, were no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases.  Effective July 1, 2006, all subsequent changes in the fair value of those particular hedge contracts were recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss.  For the three month period ended September 30, 2006, a charge of $99 million was recognized in Other income (expense) reflecting the change in market value of the derivative contracts that no longer qualified for hedge accounting.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

12.	The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net earnings - numerator for basic earnings per share	$175	$15	$573	$214
Interest on senior convertible notes	7	-	21	20

Net earnings adjusted for interest on senior convertible notes - numerator for diluted earnings per share	$182	$15	$594	$234

Denominator:
Denominator for basic earnings per share – weighted-average shares	249	213	244	201
Effect of dilutive securities:
Senior convertible notes	32	-	32	32
Employee options and shares	30	41	37	44
Assumed treasury shares purchased	(11)	(17)	(13)	(18)
Dilutive potential common shares	51	24	56	58

Denominator for diluted earnings per share - adjusted weighted-average shares	300	237	300	259

Basic earnings per share	$0.70	$0.07	$2.35	$1.07

Diluted earnings per share	$0.61	$0.06	$1.98	$0.91

Approximately nine million and 13 million shares related to employee stock options were not added to the denominator for the three months ended September 30, 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price of the common shares.  Additionally, approximately 32 million shares related to convertible notes were not added to the denominator for the three months ended September 30, 2006 because inclusion of such shares would have been antidilutive.

For the nine months ended September 30, 2007 and 2006, approximately five million and 12 million shares related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.

13.
On July 3, 2007, American entered into an agreement to sell all of its shares in ARINC Incorporated.  Upon closing, which is expected to occur during the fourth quarter of 2007, American expects to receive proceeds of approximately $194 million and to record a gain on the sale of approximately $140 million.  The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond American’s control, and no assurance can be given that such closing will occur.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events.  When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," “indicates,” “believes,” “forecast,” “guidance,” “outlook,”  “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our objectives, plans or goals are forward-looking statements.  Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.  All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements:  the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the ability of the Company to generate additional revenues and reduce its costs; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation, competition with reorganized and reorganizing carriers; low fare levels by historical standards and the Company’s reduced pricing power; the Company’s potential need to raise additional funds and its ability to do so on acceptable terms; changes in the Company’s corporate or business strategy; government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; labor costs that are higher than the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Company’s 2006 Form 10-K (see in particular Item 1A “Risk Factors” in the 2006 Form 10-K).

Overview

The Company recorded net income of $175 million during the third quarter of 2007 compared to net income of $15 million in the same period last year.  The Company’s third quarter 2007 results were impacted by an improvement in unit revenues (passenger revenue per available seat mile), fuel prices that remain high by historical standards and a $40 million charge for the correction of certain salary and benefit accruals (see Note 2 to the condensed consolidated financial statements).  The 2006 results were impacted by a $99 million charge to mark to market certain derivatives that no longer qualified for hedge accounting under SFAS 133 (see Note 11 to the condensed consolidated financial statements).

Mainline passenger unit revenues increased 5.0 percent for the third quarter due to a 2.2 point load factor increase and a 2.3 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2006. Although load factor performance and passenger yield showed year-over-year improvement, passenger yield remains low by historical standards.  The Company believes this is the result of excess industry capacity and its reduced pricing power resulting from a number of factors, including greater cost sensitivity on the part of travelers (especially business travelers), increased competition from LCC’s and pricing transparency resulting from the use of the internet.

In June 2007, the Company announced a change to its AAdvantage frequent flyer program.  Effective December 15, 2007, mileage balances will expire from AAdvantage accounts that have not had miles either earned or redeemed within the previous 18 month period.  The Company expects to record a one-time benefit in the fourth quarter as a result of the change.  The amount of the impact on the Company’s frequent flyer liability will depend on the number of miles that expire on December 15, 2007 and the impact of the policy change on other related accounting estimates.

The Company’s ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are referred to under “Forward-Looking Information” above and are discussed in the Risk Factors listed in Item 1A (on pages 11-17) in the 2006 Form 10-K. In addition, four of the Company’s largest domestic competitors have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K.  As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as ongoing pension funding obligations, the Company may need access to additional funding. The Company continues to evaluate the economic benefits and other aspects of replacing some of the older aircraft in its fleet prior to 2013 and also continues to evaluate the appropriate mix of aircraft in its fleet.  The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt  or sale-leaseback transactions involving owned aircraft (a very large majority of the Company’s owned aircraft are encumbered); (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company’s and American’s recent financial results, substantial indebtedness, current credit ratings, high fuel prices and the financial difficulties that have been experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

The Company’s substantial indebtedness and other obligations could have important consequences.  For example, they could: (i) limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; (iv) limit the Company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants

American has a secured bank credit facility which consists of a $265 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $441 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). On March 30, 2007, American paid in full the principal balance of the Revolving Facility and as of September 30, 2007, it remained undrawn.  American’s obligations under the Credit Facility are guaranteed by AMR.

 The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  The required ratio was 1.35 to 1.00 for the four quarter period ending September 30, 2007, and will increase gradually for each four quarter period ending on each fiscal quarter thereafter until it reaches 1.50 to 1.00 for the four quarter period ending June 30, 2009. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of September 30, 2007 and expect to be able to continue to comply with these covenants.  However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with these covenants, and there are no assurances that AMR and American will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company’s other debt and lease obligations and otherwise have a material adverse impact on the Company.

Pension Funding Obligation

The Company completed its required 2007 calendar year funding by contributing $380 million to its defined benefit pension plans during the nine month period ended September 30, 2007.

The Company expects to contribute approximately $350 million to its defined benefit pension plans in 2008.  This amount is significantly higher than the Company’s minimum required contribution and could be impacted by, among other things, pending pension legislation, the financial position of the Company and other economic factors.  The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The U.S. Congress is currently considering legislation that would allow commercial airline pilots to fly until age 65.  The Federal Aviation Administration currently requires commercial pilots to retire once they reach age 60.  The U.S. Congress is also considering legislation that would amend the Pension Protection Act of 2006.  The Company has not completed its evaluation of the impact of the proposed legislation on its financial statements; however, the proposed legislation could have a material impact on the Company’s valuation of its liability for pension and postretirement benefits and its minimum required contributions to its defined benefit pension plans.

Compensation

As described in Note 8 to the condensed consolidated financial statements, during 2006 and January 2007, the AMR Board of Directors approved the amendment and restatement of all of the outstanding performance share plans, the related performance share agreements and deferred share agreements that required settlement in cash.  The plans were amended to permit settlement in cash and/or stock; however, the amendments did not impact the fair value of the awards under the plans.  These changes were made in connection with a grievance filed by the Company’s three labor unions which asserted that a cash settlement may be contrary to a component of the Company’s 2003 Annual Incentive Program agreement with the unions.

American has a profit sharing program that provides variable compensation that rewards frontline employees when American achieves certain financial targets.  Generally, the profit sharing plan provides for a profit sharing pool for eligible employees equal to 15 percent of pre-tax income of American in excess of $500 million.  Based on current conditions, the Company’s condensed consolidated financial statements include an accrual for profit sharing.  There can be no assurance that the Company’s forecasts will approximate actual results.  Additionally, reductions in the Company’s forecasts of income for 2007 could result in the reversal of a portion or all of the previously recorded profit sharing expense.

Cash Flow Activity

At September 30, 2007, the Company had $5.4 billion in unrestricted cash and short-term investments, an increase of $675 million from December 31, 2006.  Net cash provided by operating activities in the nine-month period ended September 30, 2007 was $1.9 billion, an increase of $216 million over the same period in 2006.  The increase was primarily the result of improved economic conditions which allowed the industry to increase fare levels.  The Company contributed $380 million to its defined benefit pension plans in the first nine months of 2007 compared to $184 million during the first nine months of 2006.

Capital expenditures for the first nine months of 2007 were $515 million and primarily included aircraft modifications and the cost of improvements at New York’s John F. Kennedy airport (JFK).  A significant portion of the Company’s construction costs at JFK have been reimbursed through a fund established from a previous financing transaction.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2007 and 2006

Revenues

The Company’s revenues increased approximately $99 million, or 1.7 percent, to $5.9 billion in the third quarter of 2007 compared to the same period in 2006.  American’s passenger revenues increased by 2.0 percent, or $93 million, despite a capacity (available seat mile) (ASM) decrease of 2.8 percent.  American’s passenger load factor increased 2.2 points to 83.9 percent and passenger revenue yield per passenger mile increased by 2.3 percent to 13.09 cents.  This resulted in an increase in American’s passenger revenue per available seat mile (RASM) of 5.0 percent to 10.98 cents. Following is additional information regarding American’s domestic and international RASM and capacity based on geographic areas defined by the Department of Transportation (DOT):

	Three Months Ended September 30, 2007
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.7	4.8%	27.4	(2.5)%
International	11.5	5.3	15.8	(3.3)
DOT Latin America	11.6	3.5	7.3	0.1
DOT Atlantic	11.7	2.7	6.8	(0.2)
DOT Pacific	10.9	21.0	1.7	(24.2)

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $4 million, or 0.6 percent, to $648 million as a result of increased load factors and despite decreases in passenger yield and capacity.  Regional Affiliates’ traffic increased 1.3 percent to 2.6 billion revenue passenger miles (RPMs) and capacity decreased 0.9 percent to 3.4 billion ASMs, resulting in a 1.7 point increase in the passenger load factor to 75.9 percent.

Operating Expenses

The Company’s total operating expenses increased 1.2 percent, or $64 million, to $5.6 billion in the third quarter of 2007 compared to the third quarter of 2006.  American’s mainline operating expenses per ASM in the third quarter of 2007 increased 3.9 percent compared to the prior year third quarter to 11.45 cents. These increases are due primarily to investments to improve customer experience, accelerated depreciation to reflect cabin refurbishment programs and approximately $40 million related to a correction for additional salary and benefit expense from prior periods as discussed in Note 2 to the condensed consolidated financial statements.  The Company’s operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel, or disruptions in the supply of fuel, would further adversely affect the Company’s financial condition and results of operations.

(in millions) Operating Expenses	Three Months Ended September 30, 2007	Increase / (Decrease) from 2006	Percentage Change

Wages, salaries and benefits	$1,721	$27	1.6%
Aircraft fuel	1,743	(28)	(1.6)
Other rentals and landing fees	328	11	3.5
Depreciation and amortization	307	17	5.9
Maintenance, materials and repairs	274	22	8.7
Commissions, booking fees and credit card expense	270	(14)	(4.9)
Aircraft rentals	148	(6)	(3.9)
Food service	139	6	4.5
Other operating expenses	697	29	4.3
Total operating expenses	$5,627	$64	1.2%

Other Income (Expense)

Other income (expense), historically a net expense, decreased $125 million due primarily to the prior year impact of certain ineffective fuel derivatives as discussed in Note 11 to the condensed consolidated financial statements. Interest income increased $10 million in the third quarter of 2007 compared to the third quarter of 2006 due primarily to an increase in short-term investment balances.  Interest expense decreased $32 million as a result of a decrease in the Company’s long-term debt balance.

Income Tax

The Company did not record a net tax provision (benefit) associated with its third quarter 2007 and 2006 earnings (losses) due to the Company providing a valuation allowance, as discussed in Note 6 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	36,290	36,382
Available seat miles (millions)	43,271	44,532
Cargo ton miles (millions)	514	557
Passenger load factor	83.9%	81.7%
Passenger revenue yield per passenger mile (cents)	13.09	12.80
Passenger revenue per available seat mile (cents)	10.98	10.46
Cargo revenue yield per ton mile (cents)	38.14	38.32
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	11.45	11.02
Fuel consumption (gallons, in millions)	725	741
Fuel price per gallon (cents)	216.5	215.8
Operating aircraft at period-end	684	699

Regional Affiliates
Revenue passenger miles (millions)	2,611	2,578
Available seat miles (millions)	3,442	3,475
Passenger load factor	75.9%	74.2%

(*)Excludes $701 million and $702 million of expense incurred related to Regional Affiliates in 2007 and 2006, respectively.

Operating aircraft at September 30, 2007, included:

American Airlines Aircraft		AMR Eagle Aircraft
Airbus A300-600R	34	Bombardier CRJ-700	25
Boeing 737-800	77	Embraer 135	39
Boeing 757-200	128	Embraer 140	59
Boeing 767-200 Extended Range	15	Embraer 145	108
Boeing 767-300 Extended Range	58	Super ATR	39
Boeing 777-200 Extended Range	47	Saab 340	36
McDonnell Douglas MD-80	325	Total	306
Total	684

The average aircraft age for American’s and AMR Eagle’s aircraft is 14.7 years and 7.4 years, respectively.

Of the operating aircraft listed above, 25 McDonnell Douglas MD-80 aircraft - - 12 owned, eight operating leased and five capital leased - - and 10 operating leased Saab 340 aircraft were in temporary storage as of September 30, 2007.

Owned and leased aircraft not operated by the Company at September 30, 2007, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 757-200	8	Embraer 145	10
Boeing 767-200 Extended Range	1	Saab 340	26
Fokker 100	4	Total	36
McDonnell Douglas MD-80	13
Total	26

AMR Eagle has leased its 10 owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

For the Nine Months Ended September 30, 2007 and 2006

Revenues

The Company’s revenues increased approximately $86 million, or 0.5 percent, to $17.3 billion for the nine months ended September 30, 2007 from the same period last year.  American’s passenger revenues increased 0.9 percent, or $128 million, while capacity (ASM) decreased by 3.2 percent.  American’s passenger load factor increased 1.3 points to 81.9 percent and passenger revenue yield per passenger mile increased by 2.6 percent to 13.15 cents.  This resulted in an increase in American’s passenger RASM of 4.3 percent to 10.77 cents. Following is additional information regarding American’s domestic and international RASM and capacity based on geographic areas defined by the DOT:

	Nine Months Ended September 30, 2007
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.6	2.6%	81.4	(3.4)%
International	11.1	7.3	46.3	(2.9)
DOT Latin America	11.3	5.8	22.3	0.4
DOT Atlantic	11.1	4.8	18.9	(1.2)
DOT Pacific	10.2	21.9	5.1	(19.8)

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $51 million, or 2.7 percent, to $1.9 billion as a result of decreased capacity and passenger yield and a load factor that was approximately flat.  Regional Affiliates’ traffic decreased 0.7 percent to 7.5 billion revenue passenger miles (RPMs) and capacity decreased 0.7 percent to 10.1 billion ASMs, resulting in a flat passenger load factor of 74.0 percent.

Operating Expenses

The Company’s total operating expenses decreased 0.4 percent, or $73 million, to $16.2 billion for the nine months ended September 30, 2007 compared to the same period in 2006.  American’s mainline operating expenses per ASM in the nine months ended September 30, 2007 increased 2.5 percent compared to the same period in 2006 to 11.17 cents. These changes are due primarily to weather related cancellations in 2007.

(in millions) Operating Expenses	Nine Months Ended September 30, 2007	Increase / (Decrease) from 2006	Percentage Change

Wages, salaries and benefits	$5,047	$(56)	(1.1)%
Aircraft fuel	4,797	(155)	(3.1)
Other rentals and landing fees	970	3	0.3
Depreciation and amortization	892	24	2.8
Maintenance, materials and repairs	790	64	8.8
Commissions, booking fees and credit card expense	787	(52)	(6.2)
Aircraft rentals	451	2	0.4
Food service	399	13	3.4
Other operating expenses	2,085	84	4.2
Total operating expenses	$16,218	$(73)	(0.4)%

Other Income (Expense)

Other income (expense), historically a net expense, decreased $200 million due primarily to the prior year impact of certain ineffective fuel derivatives as discussed in Note 11 to the condensed consolidated financial statements.  Interest income increased $56 million in nine months ended September 30, 2007 compared to the same period in 2006 due primarily to an increase in short-term investment balances.  Interest expense decreased $77 million as a result of a decrease in the Company’s long-term debt balance.

Income Tax

The Company did not record a net tax provision (benefit) associated with its earnings (losses) for the nine months ended September 30, 2007 and 2006 due to the Company providing a valuation allowance, as discussed in Note 6 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	104,534	106,253
Available seat miles (millions)	127,609	131,883
Cargo ton miles (millions)	1,574	1,640
Passenger load factor	81.9%	80.6%
Passenger revenue yield per passenger mile (cents)	13.15	12.82
Passenger revenue per available seat mile (cents)	10.77	10.33
Cargo revenue yield per ton mile (cents)	37.91	36.88
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	11.17	10.90
Fuel consumption (gallons, in millions)	2,129	2,183
Fuel price per gallon (cents)	203.0	205.0

Regional Affiliates
Revenue passenger miles (millions)	7,468	7,522
Available seat miles (millions)	10,096	10,168
Passenger load factor	74.0%	74.0%

(*)	Excludes $2.1 billion and $2.0 billion of expense incurred related to Regional Affiliates in 2007 and 2006, respectively.

Outlook

The Company currently expects fourth quarter mainline unit costs to increase approximately 4.5 percent year over year.  Capacity for American’s mainline jet operations in the fourth quarter is expected to increase approximately 0.9 percent year over year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2006 Form 10-K.  The change in market risk for aircraft fuel is discussed below for informational purposes due to the sensitivity of the Company’s financial results to changes in fuel prices.

The risk inherent in the Company’s fuel related market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes.  Therefore, actual results may differ.  The Company does not hold or issue derivative financial instruments for trading purposes.

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts.  Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2007 cost per gallon of fuel.  Based on projected 2007 and 2008 fuel usage through September 30, 2008, such an increase would result in an increase to aircraft fuel expense of approximately $563 million in the twelve months ended September 30, 2008, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2007.  Comparatively, based on projected 2007 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $531 million in the twelve months ended December 31, 2007, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2006.  The change in market risk is primarily due to the increase in fuel prices.

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

As a result of its second quarter 2006 effectiveness assessment, the Company determined that the majority of its outstanding derivatives, primarily crude oil related contracts, were no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases.  Effective July 1, 2006, all subsequent changes in the fair value of those particular hedge contracts were recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss.  For the three month period ended September 30, 2006, a charge of $99 million was recognized in Other income (expense) reflecting the change in market value of the derivative contracts that no longer qualified for hedge accounting.

As of September 30, 2007, the Company had effective hedges, primarily collars, covering approximately 40 percent of its estimated remaining 2007 fuel requirements and 14 percent of its 2008 fuel requirements.  The consumption hedged for the remainder of 2007 is capped at an average price of approximately $69 per barrel of crude oil.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4.Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. During the quarter ending on September 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods.  American and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA.  During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). On August 27, 2007, American and the County entered into an agreement settling all claims in the litigation.  The settlement agreement has been approved by the court.

On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents the American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003.  In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO.  This left the claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution).  By letter dated February 9, 2007, plaintiffs’ counsel informed counsel for the defendants that plaintiffs do not intend to pursue the LMRDA claim against APFA further.  Although the Company believes the case against it is without merit and both American and the APFA are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission, seeking information regarding the Company’s corporate structure, revenue and pricing announcements for air cargo shipments to and from the European Union.  On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.  The Brazilian authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  On June 27, 2007, the Company received a request for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company’s cargo operations.  On September 4, 2007, the Attorney General of the State of Florida served American with a Civil Investigative Demand as part of its investigation of possible violations of federal and Florida antitrust laws regarding the pricing of air cargo services.  The Company intends to cooperate fully with these investigations and inquiries. In the event that these or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company.  Approximately 44 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments.  These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006.  Plaintiffs are seeking trebled money damages and injunctive relief.  The Company has not been named as a defendant in the consolidated complaint filed by the plaintiffs.  However, the plaintiffs have not released any claims that they may have against the Company, and the Company may later be added as a defendant in the litigation.  If the Company is sued on these claims, it will vigorously defend the suit, but any adverse judgment could have a material adverse impact on the Company.  Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments.  The complaint seeks compensatory and punitive damages under Canadian law.  On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company. The dismissal is without prejudice, and the Company could be brought back into the litigation at a future date. If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

On June 20, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The Company intends to cooperate fully with this investigation.  On September 4, 2007, the Attorney General of the State of Florida served American with a Civil Investigative Demand as part of its investigation of possible violations of federal and Florida antitrust laws regarding the pricing of air passenger transportation.  In the event that this or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company.  Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation.  These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, M 06-01793 on October 25, 2006.  On July 9, 2007, the Company was named as a defendant in the consolidated complaint.  Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

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

Item 6. Exhibits

The following exhibits are included herein:

10.1
Stock purchase agreement dated as of July 3, 2007 between American Airlines, Inc., Radio Acquisition Corp., ARINC Incorporated, and the other parties identified therein.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2007 and 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date: October 18, 2007	BY:	/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)