Form 10-K
AMR CORP
filed 2008-02-20
CIK 6201

 United States
Securities and Exchange Commission
Washington, D.C. 20549
___________________________

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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
☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
☑ Large Accelerated Filer     ☐ Accelerated Filer     ☐ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $6.5 billion.  As of February 13, 2008, 249,410,640 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008.

PART I

ITEM 1.                 BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982.  AMR’s operations fall almost entirely in the airline industry.  AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934.  American is the largest scheduled passenger airline in the world in terms of available seat miles and revenue passenger miles.  At the end of 2007, American provided scheduled jet service to approximately 170 destinations throughout North America, the Caribbean, Latin America, Europe and Asia.  American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.

AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as "American Eagle” -- American Eagle Airlines, Inc. and Executive Airlines, Inc. (Executive) (collectively, the American Eagle® carriers).  American also contracts with two independently owned regional airlines, which do business as “American Connection” (the American Connection® carriers). The American Eagle carriers and the American Connection carriers provide connecting service from eight of American's high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.

AMR Eagle currently operates a fleet of 294 aircraft.  The AMR Eagle fleet is operated to feed passenger traffic to American pursuant to a capacity purchase agreement between American and AMR Eagle under which American receives all passenger revenue from flights and pays AMR Eagle a fee for each flight.  In July 2007, the capacity purchase agreement was amended to reflect what the Company believes are current market rates received by other regional carriers for similar flying.  Amounts paid to AMR Eagle under the capacity purchase agreement are for various operating expenses of AMR Eagle, such as crew expenses, maintenance and aircraft ownership, some of which are calculated based on specific operating statistics (e.g. block hours, departures) and others of which are fixed monthly amounts.  As of December 31, 2007, AMR Eagle averaged over 1,700 daily departures, offering scheduled passenger service to over 150 destinations in North America, Mexico and the Caribbean.  On a separate company basis, AMR Eagle reported $2.3 billion in revenue and $114 million of income before income taxes in 2007.  However, AMR Eagle’s historical financial information is not indicative of the AMR Eagle’s future results of operations, financial position and cash flows if AMR Eagle had been a stand-alone entity.

As discussed in the Recent Events section of this Item 1., the Company plans to divest AMR Eagle in 2008.  Material modifications could be made to the business and operations of AMR Eagle, and to the capacity purchase agreement between American and AMR Eagle, prior to any such divestiture.

American Beacon Advisors, Inc. (American Beacon), a wholly-owned subsidiary of AMR, is responsible for the investment and oversight of assets of American’s U.S. employee benefit plans, as well as AMR’s short-term investments.  It also serves as the investment manager of the American Beacon Funds, a family of mutual funds with both institutional and retail shareholders, and provides customized fixed income portfolio management services.  American Beacon’s average assets under management for 2007 was $65 billion, an increase of 27 percent from 2006 and are almost evenly split between equities and fixed income investments.  American Beacon has been particularly successful in growing its third party business, as average third-party assets under management increased by approximately 39 percent in 2007.  Third-party assets under management accounted for $37 billion of average assets under management and $90 million of 2007 gross revenue.  For 2007, on a separate company basis, American Beacon’s gross revenue was $101 million and income before income taxes was approximately $48 million, both of which increased approximately 40 percent over 2006.

Recent Events

The Company recorded net earnings of $504 million in 2007, its second consecutive annual profit and a $273 million increase over 2006.  Improved results reflected an increase in operating revenue of $372 million, or 1.6 percent on 2.3 percent less capacity, partially offset by higher fuel prices and increases in certain other costs.  American’s passenger revenues increased 2.1 percent despite a capacity (available seat mile) decrease of 2.4 percent.  While passenger yield showed significant year-over-year improvement as American implemented fare increases to partially offset the continuing rise in the cost of fuel, passenger yield remains low by historical standards.

The average price per gallon of fuel the Company paid increased 27.9 cents from 2005 to 2006 and 11.7 cents from 2006 to 2007.  These price increases negatively impacted fuel expense by $787 million and $268 million in 2006 and 2007, respectively, as compared to the respective prior years.  Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company’s financial condition and its results of operations.

AMR continues to take steps to strengthen its balance sheet and in January 2007, issued 13 million shares of common stock for net proceeds of $497 million.  The Company reduced long-term debt and capital lease obligations (including current maturities) by $2.3 billion during the year and ended the year with $4.5 billion in unrestricted cash and short-term investments and $428 million in restricted cash and short-term investments.

The Company’s ability to remain profitable, reach acceptable profit levels and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A.  In addition, four of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.

In October 2007, the Company announced that it was conducting a review of its strategic assets. The purpose of the review is to determine whether there exists the potential for unlocking additional stockholder value with respect to one or more of the Company’s strategic assets through some type of separation transaction.  For further information regarding the strategic asset review, see Item 1A.  Risk Factors.

On November 28, 2007, the Company announced that it plans to divest AMR Eagle (American Eagle Airlines, Inc., and Executive Airlines, Inc.), its wholly-owned regional carrier.  American Eagle Airlines, Inc. feeds American Airlines hubs throughout North America, and its affiliate, Executive Airlines, Inc., carries the American Eagle name throughout the Bahamas and the Caribbean from bases in Miami and San Juan, Puerto Rico.  AMR believes that a divestiture of AMR Eagle is in the long-term best interests of the Company and its shareholders.

The divestiture of AMR Eagle is intended to provide it with the structure, incentives and opportunities to win new business and provide new opportunities for AMR Eagle’s employees.  The Company also believes that the divestiture will enable American to focus on its mainline business, while ensuring the Company’s continued access to cost-competitive regional feed.  Once the two airlines are separated, it is expected that, subject to market considerations, AMR Eagle will perform flying on behalf of American pursuant to an air services agreement under which AMR Eagle will continue to provide American with regional flying of a scope and quality comparable to that provided prior to the separation and on terms that reflect the current market for those services.

The Company continues to evaluate the form of the divestiture, which may include a spin-off to AMR shareholders, a sale to a third party, or some other form of separation from AMR.  The Company expects to complete the divestiture in 2008; however, the completion of any transaction and its timing will depend on a number of factors, including general economic, industry and financial market conditions, as well as the ultimate form of the divestiture.  The impact on AMR of divesting AMR Eagle is not currently quantifiable due to these uncertainties and the potential restructuring of assets, liabilities and the capacity purchase agreement between American and AMR Eagle.  In addition, AMR Eagle’s historical financial information is not indicative of AMR Eagle’s future results of operations, financial position and cash flows as a stand-alone entity.

Competition

Domestic Air Transportation   The domestic airline industry is fiercely competitive.  Currently, any U.S. air carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions.  Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service.  American operates five hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami, St. Louis and San Juan, Puerto Rico.  United Air Lines (United) also has a hub operation at Chicago O'Hare.

The American Eagle® carriers increase the number of markets the Company serves by providing connections at American’s hubs and certain other major airports -- Boston, Los Angeles, Raleigh/Durham and New York’s LaGuardia (LaGuardia) and John F. Kennedy International (JFK) Airports.  The American Connection® carriers provide connecting service to American through St. Louis.  American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.

On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: AirTran Airways (Air Tran), Alaska Airlines (Alaska), ATA Airlines, Continental Airlines (Continental), Delta Air Lines (Delta), Frontier Airlines, JetBlue Airways (JetBlue), Northwest Airlines (Northwest), Southwest Airlines (Southwest), United, US Airways, Virgin America Airlines and their affiliated regional carriers.  Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs.  In addition, the Company faces competition on some of its connecting routes from carriers operating point-to-point service on such routes.  The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation.  On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.

The Company must also compete with carriers that have recently reorganized under the protection of Chapter 11 of the U.S. Bankruptcy Code (Chapter 11).  It is possible that one or more other competitors may seek to reorganize in or out of Chapter 11.  Successful reorganizations present the Company with competitors with significantly lower operating costs derived from renegotiated labor, supply and financing contracts.

International Air Transportation   In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia.  The Company's operating revenues from foreign operations were approximately 37 percent of the Company’s total operating revenues in 2007, and 37 and 36 percent of the Company’s total operating revenues in 2006 and 2005, respectively.  Additional information about the Company's foreign operations is included in Note 14 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations.  In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage.  In some cases, however, foreign governments limit U.S. air carriers' rights to carry passengers beyond designated gateway cities in foreign countries.  To improve access to each other's markets, various U.S. and foreign air carriers - including American - have established marketing relationships with other airlines and rail companies.  American currently has marketing relationships with Aer Lingus, Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Brussels Airlines, Cathay Pacific, China Eastern Airlines, Dragonair, Deutsche Bahn German Rail, EL AL, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LAN (includes LAN Airlines, LAN Argentina, LAN Ecuador and LAN Peru), Malév Hungarian Airlines, Mexicana, Qantas Airways, Royal Jordanian, SNCF French Rail, and Turkish Airlines.

American is also a founding member of the oneworld alliance, which includes British Airways, Cathay Pacific, Finnair, Lan Airlines, Iberia, Qantas, Japan Airlines, Malev Hungarian, Dragonair, and Royal Jordanian. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities.  Several of American's major competitors are members of marketing/operational alliances that enjoy antitrust immunity.  American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they lack antitrust immunity.  They are, therefore, at a competitive disadvantage vis-à-vis other alliances that have antitrust immunity.

Price Competition   The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors' fares, as failing to match would provide even less revenue due to customers’ price sensitivity.

In recent years, a number of low-cost carriers (LCCs) have entered the domestic market.  Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares.  In addition, several air carriers have recently reorganized under Chapter 11, including United, Delta, US Airways and Northwest Airlines.  These cost reduction efforts and bankruptcy reorganizations have allowed carriers to decrease operating costs.  In the past, lower cost structures have generally resulted in fare reductions.  If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields (passenger revenue per passenger mile) and/or cost reductions, the Company’s operating results will be negatively impacted.

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

The FAA regulates flying operations generally, including establishing standards for personnel, aircraft and certain security measures.  As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs.  The Company is progressing toward the completion of over 180 airworthiness directives including Boeing fuel tank safety directives, Boeing 757 and Boeing 767 pylon improvements, McDonnell Douglas MD-80 horizontal stabilizer, cargo door and aft pressure bulkhead improvements, Boeing 737 horizontal stabilizer actuator and digital flight recorder improvements and Airbus A300 structural improvements.  Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.

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

On December 21, 2007, a New York federal judge dismissed the Air Transport Association‘s (“ATA”) challenge to a recently enacted New York law requiring airlines to provide certain services to onboard passengers whose flights are delayed on the ground prior to takeoff for more than three hours.  The ATA plans to appeal the ruling.  The law became effective in New York on January 1, 2008.  In addition, legislation similar to the New York law has been proposed in Congress and several state legislatures.  Legislation of this type requires airlines to pay compensation to passengers for delayed or cancelled flights and delayed, damaged, or lost luggage; sets limits on how long delayed flights can remain on the tarmac without returning to the gate; and presents numerous other service issues.  The Company expects that the requirement of such services in New York and elsewhere could adversely impact the Company, but the magnitude of that impact cannot currently be determined.

International   International air transportation is subject to extensive government regulation. The Company's operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities (such as the European Union), and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.  Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies.  Bilateral agreements between the U.S. and various foreign governments of countries served by the Company are periodically subject to renegotiation.  Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, or otherwise adversely affect the Company's international operations. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations) before the air carrier can introduce new service or increase existing service.  The availability of such slots is not assured and the inability of the Company to obtain and retain needed slots could therefore inhibit its efforts to compete in certain international markets.

In April 2007, the United States and the European Union approved an “open skies” air services agreement that provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport.  The provisions of the agreement will take effect on March 30, 2008.  Under the agreement, every U.S. and EU airline is authorized to operate between airports in the United States and Heathrow.  Notwithstanding the open skies agreement, Heathrow is a slot-controlled airport.  Only three airlines besides American were previously allowed to provide that Heathrow service.  The agreement will result in the Company facing increased competition in serving Heathrow to the extent that additional carriers are able to obtain necessary slots and terminal facilities which could have an adverse impact on the Company.  In addition, the Company will face additional competition in European markets.  However, the Company believes that American and the other carriers who currently have existing authorities and the related slots and facilities will continue to hold an advantage after the advent of open skies.  See Item 1A, Risk Factors, and Note 11 to the consolidated financial statements for additional information.

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

Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee, which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, air carriers are annually required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000.  In recent years, President Bush has sought to increase both of these fees under spending proposals for the Department of Homeland Security. American and other carriers have announced their opposition to these proposals as there is no assurance that any increase in fees could be passed on to customers.

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

Airport Access   Historically, the FAA designated JFK, LaGuardia, and Washington Reagan airports as high-density traffic airports.  The high-density rule limits the number of Instrument Flight Rule operations - take-offs and landings - permitted per hour and requires that a “take-off/landing slot right” support each operation.  In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act) was enacted.  It eliminated slot restrictions at JFK and LaGuardia airports effective January 1, 2007; slot restrictions remain in effect at Washington Reagan.

Although slot restrictions were eliminated at JFK in January 2007, on December 19, 2007, the United States transportation secretary announced an agreement had been reached between the Department of Transportation (“DOT”) and domestic airlines to ease congestion at JFK by shifting the timing of certain flights.  As a result, the DOT does not currently expect to order a reduction in the number of flights per hour or to reimplement and auction landing slots at JFK.  The shifting of timing of flights has not caused a significant impact to flights to or from JFK.

In order to remedy congestion at LaGuardia that was exacerbated by the elimination of slot restrictions, the FAA placed caps on total operations, and required carriers at LaGuardia to hold operating authorizations.  In addition, the FAA has proposed rules for carriers operating at LaGuardia that would fundamentally change the manner in which operating authorizations are held and distributed at that airport.  The Company, along with other carriers and interested parties, filed comments with the FAA seeking changes in the proposed rules, which remain pending.  The proposed rules, as currently drafted, could require the Company to change the routes and service it currently operates at LaGuardia, which could adversely impact the Company.

Under the high-density rule, still in effect at Washington Reagan Airport, the FAA permits the purchasing, selling, leasing or transferring of slots, except those slots designated as international, and essential air service slots. Trading of any domestic slot is permitted subject to certain parameters.  The FAA’s proposed rules for carriers operating at LaGuardia, described above, also contemplate certain restrictions.  Some foreign airports, including London Heathrow, a major European destination for American, also have slot allocations.  Most foreign authorities do not officially recognize the purchasing, selling or leasing of slots.

In 2006, the FAA issued an order requiring carriers to hold arrival authorizations to land during certain hours at Chicago O’Hare.  The FAA’s O’Hare order places some limits on the ability to buy and sell arrival authorizations.   The Company has not experienced any significant adverse impact from this order.  In addition, the DOT is considering imposing a schedule reduction order at Newark airport, which could include slot controls at that airport.  The Company could be adversely affected if such an order is imposed.

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

Many aspects of the Company’s operations are subject to increasingly stringent environmental regulations.   Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional regulation.  For example, the European Commission is currently seeking to impose emissions controls on all flights coming into Europe.  Such regulatory action by the U.S. or foreign governments in the future may adversely affect the Company’s business and financial results.

American is a named potentially responsible party (PRP) at the former Operating Industries, Inc. Landfill in Monterrey Park, CA (OII).  American is participating with a number of other PRPs in a Steering Committee that have entered into a series of partial consent decrees with EPA and the State of California which address specific aspects of investigation and cleanup at OII.  American’s alleged volumetric contributions at OII are small when compared with those of other PRPs, and American expects that any future payments will be immaterial.

American also has been named as a PRP for soil contamination at the Double Eagle Superfund Site in Oklahoma City, OK (Double Eagle).  American's alleged volumetric contributions are small when compared with those of other PRPs.  American is participating with a number of other PRPs at Double Eagle in a Joint Defense Group that is currently conducting settlement negotiations with the EPA and state officials.  The group is seeking a settlement on behalf of its members that will enable American to resolve its past and present liabilities at Double Eagle in exchange for a one-time, lump-sum settlement payment. American expects that its payment will be immaterial.

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

In 1999, American was ordered by the New York State Department of Environmental Conservation (NYSDEC) to conduct remediation of environmental contamination located at Terminals 8 and 9 at JFK. In 2004, American entered a Consent Order with NYSDEC for the remediation of a JFK off-terminal hangar facility. American expects that the projected costs associated with the completion of the JFK remediation will be immaterial.

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

Labor

The airline business is labor intensive.  Wages, salaries and benefits represented approximately 31 percent of the Company’s consolidated operating expenses for the year ended December 31, 2007.  The average full-time equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2007 was 85,500.

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

In April 2003, American reached agreements (the Labor Agreements) with its three major unions - the Allied Pilots Association (the APA) which represents American’s pilots, the Transport Workers Union of America (AFL-CIO) (the TWU), which represents seven different employee groups, and the Association of Professional Flight Attendants (the APFA), which represents American’s flight attendants. The Labor Agreements substantially moderated the labor costs associated with the employees represented by the unions.  In conjunction with the Labor Agreements, American also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). While the Labor Agreements do not become amendable until 2008, they do allow the parties to begin contract discussions in or after 2006.  In 2006, American and the APA commenced negotiations under the RLA.  In early 2008, the APA asked that the NMB appoint a mediator.  In response, the NMB noted that it is required to docket all facially valid mediation applications.  The NMB also expressed an interest in exploring with the parties alternative methods of narrowing the issues prior to entering formal mediation in light of the fact that as of January 29, 2008, no issues had been agreed upon between the parties.  Also in 2006, American and the TWU commenced negotiations with respect only to dispatchers, one of the seven groups at American represented by the TWU.  In November 2007, American and the TWU commenced negotiations under the RLA with respect to the other employee groups represented by the TWU.  The negotiations between American and the APA and TWU employees are still in their early stages.  It is anticipated that negotiations between American and the APFA will commence in the first half of 2008.

The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the American Eagle® carriers (currently American Eagle Airlines, Inc. and Executive Airlines, Inc.) covered by a single contract.  This agreement lasts until October 31, 2013.  The agreement provides to the parties the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, the agreement provides that any issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike).  ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes that should be made and these changes were appropriately effected.  In 2004, the parties successfully negotiated limited changes that became effective on January 1, 2005.  The quadrennial process described above is scheduled to occur in 2008.

The Association of Flight Attendants (AFA) represents the flight attendants of the American Eagle carriers. The current agreement between the American Eagle carriers and the AFA is amendable on October 27, 2009; however, the parties have agreed that contract openers may be exchanged 90 days prior to that date.

The other union employees at the American Eagle carriers are covered by separate agreements with the TWU. The agreements between the American Eagle carriers and the TWU were amendable beginning on October 1, 2007.  Negotiations commenced in that month and the parties have reached a tentative agreement on a number of articles. Negotiations are ongoing.

Fuel

The Company’s operations and financial results are significantly affected by the availability and price of jet fuel.  The Company's fuel costs and consumption for the years 2005 through 2007 were:

Year	Gallons Consumed (in millions)	Total Cost (in millions)	Average Cost Per Gallon (in cents)	Percent of AMR's Operating Expenses

2005	3,237	$5,615	173.5	27.0%
2006	3,178	6,402	201.4	29.8
2007	3,130	6,670	213.1	30.4

The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies.  The Company has a fuel hedging program in which it enters into jet fuel and heating oil hedging contracts to dampen the impact of the volatility of jet fuel prices. During 2007, 2006 and 2005, the Company’s fuel hedging program reduced the Company’s fuel expense by approximately $239 million, $97 million and $64 million, respectively. As of January 2008, the Company had hedged, with option contracts, primarily heating oil collars and call options, approximately 24 percent of its estimated 2008 fuel requirements.  The consumption hedged for 2008 is capped at an average price of approximately $2.31 per gallon of jet fuel excluding taxes and transportation costs.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.

Additional information regarding the Company’s fuel program is also included in Item 7(A) – Quantitative and Qualitative Disclosures about Market Risk, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 to the consolidated financial statements.

Frequent Flyer Program

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage benefits from a growing base of approximately sixty million members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional AAdvantage miles.  AAdvantage members earn mileage credits by flying on American, American Eagle, and the American Connection carriers or by using services of other participants in the AAdvantage program.  Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or other participating airlines, or for other awards.  Once a member accrues sufficient mileage for an award, the member may book award travel.  Most travel awards are subject to capacity controlled seating. A member’s mileage credit does not expire provided that member has any type of qualifying activity at least once every 18 months.

American sells mileage credits and related services to other participants in the AAdvantage program. There are over 1,000 program participants, including a leading credit card issuer, hotels, car rental companies and other products and services companies in the AAdvantage program.  The Company believes that program participants benefit from the sustained purchasing behavior of AAdvantage members, which translates into a recurring stream of revenues for AAdvantage.  Under its agreements with AAdvantage members and program participants, the Company reserves the right to change the AAdvantage program at any time without notice, and may end the program with six months notice.  As of December 31, 2007, AAdvantage had approximately 60 million total members, and 613 billion outstanding award miles.  During 2007, AAdvantage issued approximately 200 billion miles, of which approximately one-half were sold to program participants.  See Critical Accounting Policies and Estimates under Item 7 for more information on AAdvantage.

Other Matters

Seasonality and Other Factors   The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations.  Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2007 is included in Note 15 to the consolidated financial statements.  In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2008, covering losses to employees, passengers, third parties and aircraft.  If the U.S. government does not extend the policy beyond August 31, 2008, or if the U.S. government at anytime thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company would be adversely affected. While the price of commercial insurance has declined since the premium increases immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be adversely affected.

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

We incurred significant losses in recent prior years:  $857 million in 2005, $751 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001.  As a result, our financial condition was materially weakened, and although we earned a profit in 2007 and 2006, we remain vulnerable both to unexpected events (such as additional terrorist attacks or a sudden spike in jet fuel prices) and to general declines in the operating environment (such as that resulting from a recession or significant increased competition).

Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to reduce our costs.  Although we have a number of initiatives underway to address our cost and revenue challenges, some of these initiatives involve changes to our business which we may be unable to implement.  In addition, we expect that, as time goes on, it will be progressively more difficult to identify and implement significant revenue enhancement and cost savings initiatives.  The adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs are not known at this time and cannot be assured.  Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices.  Given the competitive challenges we face and other factors, such as high fuel prices, that are beyond our control, we must continue to aggressively pursue profit improvement initiatives to achieve long-term success.

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

•	changes in consumer preferences, perceptions, spending patterns or demographic trends;
•	changes in the competitive environment due to industry consolidation and other factors;
•	actual or potential disruptions to the air traffic control system;
•	increases in costs of safety, security and environmental measures;
•	outbreaks of diseases that affect travel behavior; and
•	weather and natural disasters.

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

American has a secured bank credit facility which consists of an undrawn $255 million revolving credit facility with a final maturity on June 17, 2009, and a fully drawn $440 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). The Credit Facility contains a liquidity covenant and a ratio of cash flow to fixed charges covenant. We complied with these covenants as of December 31, 2007 and expect to be able to continue to comply with these covenants.  However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether we will, in fact, be able to continue to comply with these covenants, and there are no assurances that we will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which - - if we did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of our other debt and lease obligations, and otherwise have a material adverse impact on us.

We are being adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

Our results are very significantly affected by the price and availability of jet fuel, which are in turn affected by a number of factors beyond our control.  Fuel prices are volatile, increased significantly in 2007, and remain very high by historical standards.

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

The airline industry is fiercely competitive, may undergo consolidation and we are subject to increasing competition.

Service over almost all of our routes is highly competitive and fares remain at low levels by historical standards.  We face vigorous, and in some cases, increasing competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost carriers and, particularly on shorter segments, ground and rail transportation. We also face increasing and significant competition from marketing/operational alliances formed by our competitors.  The percentage of routes on which we compete with carriers having substantially lower operating costs than ours has grown significantly over the past decade, and, as of December 31, 2007, we now compete with low-cost carriers on approximately 78 percent of our domestic non-stop mainline network.

Certain alliances have been granted immunity from anti-trust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.

Pricing decisions are significantly affected by competition from other airlines.  Fare discounting by competitors has historically had a negative effect on our financial results because we must generally match competitors' fares, since failing to match would result in even less revenue.  We have faced increased competition from carriers with simplified fare structures, which are generally preferred by travelers.  Any fare reduction or fare simplification initiative may not be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields.  Moreover, decisions by our competitors that increase – or reduce – overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, can have a material impact on related fare levels.

There have been numerous mergers and acquisitions within the U.S. airline industry since its deregulation in 1978, and there may be additional mergers and acquisitions in the future.  Any airline industry consolidation could substantially alter the competitive landscape and may result in changes in our corporate or business strategy.  We regularly assess and explore the potential for consolidation in our industry, our strategic position and ways to enhance our competitiveness, including the possibilities for our participation in merger activity.  Consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist presently, which could have a material adverse effect on us.

We compete with reorganized carriers, which may result in competitive disadvantages for us or fare reductions.

We must compete with air carriers that have recently reorganized under the protection of Chapter 11, including United, the second largest U.S. air carrier, Delta, the third largest U.S. air carrier and Northwest, the fourth largest U.S. air carrier.  It is possible that other competitors may seek to reorganize in or out of Chapter 11.  United emerged from Chapter 11 in the first quarter of 2006, while Delta and Northwest emerged in the second quarter of 2007.   We cannot predict the consequences of such a large portion of the airline industry’s capacity being provided by recently reorganized air carriers.

Successful reorganizations by other carriers present us with competitors with significantly lower operating costs and a stronger financial position derived from renegotiated labor, supply, and financing contracts, which could lead to further fare reductions.  These competitive pressures may limit our ability to adequately price our services, may require us to further reduce our operating costs, and could have a material adverse impact on us.

Fares are at low levels and our reduced pricing power adversely affects our ability to achieve adequate pricing, especially with respect to business travel.

While we have recently been able to implement some fare increases on certain domestic and international routes, our passenger yield remains low by historical standards. We believe this is due in large part to a corresponding decline in our pricing power.  Our reduced pricing power is the product of several factors including:  greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized under the protection of Chapter 11; other carriers being well hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and fare simplification efforts by certain carriers.  We believe that our reduced pricing power could persist indefinitely.

We may need to raise additional funds to maintain sufficient liquidity, but we may be unable to do so on acceptable terms.

To maintain sufficient liquidity as we continue to implement our restructuring and cost reduction initiatives, and because we have significant debt, lease, pension and other obligations in the next several years, we may need continued access to additional funding.

Our ability to obtain future financing has been reduced because we have had fewer unencumbered assets available than in years past.  A very large majority of our aircraft assets (including most of our aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) have been encumbered.  Also, the market value of our aircraft assets has declined in recent years and those assets may not maintain their current market value.

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

In October 2007, we announced that we were conducting a strategic value review involving, among other things, AMR Eagle, our regional airline, American Beacon Advisors, our investment advisory subsidiary and AAdvantage, the world’s most popular frequent flyer program, and this review is continuing.  The purpose of the review is to determine whether there exists the potential for unlocking additional stockholder value with respect to one or more of these strategic assets through some type of separation transaction.  A separation may take the form of a spin-off transaction, a public offering of securities, a sale to a third party or otherwise, and we may have discussions from time-to-time with third parties involving these possibilities.  Pursuant to this review, we announced on November 28, 2007 that we plan to divest AMR Eagle.  There can be no assurances that our strategic review will lead to the completion of any separation transactions or as to the impact of these transactions on stockholder value or on us.

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

The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:
•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports;
•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;
•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);
•	the adoption of regulations that impact customer service standards (for example new passenger security standards, passenger bill of rights); or
•	the adoption of more restrictive locally-imposed noise restrictions.

In addition, the air traffic control (ATC) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel.  U.S. airlines carry about 740 million passengers a year and are forecasted to accommodate a billion passengers annually by 2015.  Air-traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. The Company supports a common-sense approach to ATC modernization that would allocate costs to all ATC system users in proportion to the services they consume.  The Company expects the U.S. Congress to address the reauthorization of legislation that funds the Federal Aviation Administration in 2008, which includes proposals regarding upgrades to the ATC system.

We could be adversely affected by conflicts overseas or terrorist attacks.

Actual or threatened U.S. military involvement in overseas operations has, on occasion, had an adverse impact on our business, financial position (including access to capital markets) and results of operations, and on the airline industry in general.  The continuing conflict in Iraq and Afghanistan, or other conflicts or events in the Middle East or elsewhere, may result in similar adverse impacts.

The Terrorist Attacks had a material adverse impact on us.  The occurrence of another terrorist attack (whether domestic or international and whether against us or another entity) could again have a material adverse impact on us.

Our international operations could be adversely affected by numerous events, circumstances or government actions beyond our control.

Our current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, environmental regulation, taxation and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots.

For example, in April 2007, the United States and the European Union approved an “open skies” air services agreement that provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport.  The provisions of the agreement will take effect on March 30, 2008.  The agreement will result in the Company facing increased competition in serving Heathrow to the extent that additional carriers are able to obtain necessary slots and terminal facilities, which could have an adverse impact on the Company.

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

Our labor costs are higher than those of our competitors.

Wages, salaries and benefits constitute a significant percentage of our total operating expenses.  In 2007, they constituted approximately 31 percent of our total operating expenses.  All of the major hub-and-spoke carriers with whom American competes have achieved significant labor cost savings through or outside of bankruptcy proceedings.  We believe American’s labor costs are higher than those of its primary competitors, and it is unclear how long this labor cost disadvantage may persist.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2008, covering losses to employees, passengers, third parties and aircraft.  If the U.S. government does not extend the policy beyond August 31, 2008, or if the U.S. government at anytime thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, we will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

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

We are heavily and increasingly dependent on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers.  We have taken certain steps to help reduce the risk of some (but not all) of these potential disruptions.  There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems.  Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business.  Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on our operations and our business.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2007.

ITEM 2.                 PROPERTIES

Flight Equipment  –  Operating

Owned and leased aircraft operated by the Company at December 31, 2007 included:

Equipment Type	Average Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age (Years)

American Airlines Aircraft
Airbus A300-600R	267	10	-	24	34	18
Boeing 737-800	148	67	-	10	77	8
Boeing 757-200	188	87	6	31	124	13
Boeing 767-200 Extended Range	167	3	11	1	15	21
Boeing 767-300 Extended Range	225	47	-	11	58	14
Boeing 777-200 Extended Range	246	47	-	-	47	7
McDonnell Douglas MD-80	139	126	67	107	300	18
Total		387	84	184	655	15

AMR Eagle Aircraft
Bombardier CRJ-700	70	25	-	-	25	5
Embraer 135	37	39	-	-	39	8
Embraer 140	44	59	-	-	59	5
Embraer 145	50	108	-	-	108	5
Super ATR	64/66	39	-	-	39	14
Saab 340B/340B Plus	34	24	-	2	26	15
Total		294	-	2	296	8

A very large majority of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Flight Equipment  –  Non-Operating

Owned and leased aircraft not operated by the Company at December 31, 2007 included:

Equipment Type	Owned	Capital Leased	Operating Leased	Total

American Airlines Aircraft
Boeing 757-200TW	-	-	5	5
Boeing 767-200 Extended Range	-	-	1	1
Fokker 100	-	-	4	4
McDonnell Douglas MD-80	13	11	13	37
Total	13	11	23	47

AMR Eagle Aircraft
Embraer 145	10	-	-	10
Saab 340B/340B Plus	23	-	6	29
Total	33	-	6	39

In the fourth quarter of 2007, the Company permanently grounded and held for disposal 24 McDonnell Douglas MD-80 airframes and certain other equipment, all 24 of which had previously been in temporary storage. Of these 24 aircraft, 12 are owned by the Company, five are accounted for as capital leases and seven are accounted for as operating leases.

AMR Eagle has leased its 10 owned Embraer 145s not operated by the Company to Trans States Airlines, Inc.

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2007 are:

Equipment Type	2008	2009	2010	2011	2012	2013 and Thereafter

American Airlines Aircraft
Airbus A300-600R	3	3	9	9	-	-
Boeing 737-800	-	-	-	-	-	10
Boeing 757-200	5	1	-	1	-	30
Boeing 767-200 Extended Range	-	1	1	2	2	6
Boeing 767-300 Extended Range	3	-	-	-	-	8
McDonnell Douglas MD-80	-	-	11	21	23	119
	11	5	21	33	25	173
AMR Eagle Aircraft
Saab 340B/340B Plus	8	-	-	-	-	-
	8	-	-	-	-	-

Substantially all of the Company’s aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

Ground Properties

The Company leases, or has built as leasehold improvements on leased property: most of its airport and terminal facilities; its training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma), Kansas City International Airport (Kansas City, Missouri) and Alliance Airport (Fort Worth, Texas); its regional reservation offices; and local ticket and administration offices throughout the system.  The Company owns its headquarters building in Fort Worth, Texas, on which a mortgage loan is payable.  American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O'Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company.  The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1 and 5 to the consolidated financial statements.

ITEM 3.                 LEGAL PROCEEDINGS

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR, American, AMR Eagle, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.).  The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American’s fare rules (by customers of the agencies):  (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO).  On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present.  The plaintiffs sought to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys’ fees, and costs. On February 24, 2005, the court decertified the class.  The claims against Airlines Reporting Corporation have been dismissed, and in September 2005, the Court granted Summary Judgment in favor of the Company and all other defendants.  Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit.  On January 22, 2008, the Ninth Circuit affirmed the decertification of the class and summary judgment on the RICO claims, but remanded the remaining claims to the trial court for factual determinations.  The remaining claims, even if determined in favor of the plaintiffs, would not have a material adverse impact on the Company.

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case against certain airline defendants and Orbitz LLC.  The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division.  Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act;  (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act.  On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice.  On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs.  On October 29, 2007, the court dismissed all of the Swope plaintiffs’ claims.  The Swope plaintiffs have appealed the court’s decision.  American continues to vigorously defend these lawsuits.  A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.

On July 12, 2004, a consolidated class action complaint that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003.  In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO.  This leaves the claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution).  Although the Company believes the case against it is without merit and both American and the APFA are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission, seeking information regarding the Company's corporate structure, revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.  The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company.

Approximately 44 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments.  These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006.  Plaintiffs are seeking trebled money damages and injunctive relief.  The Company has not been named as a defendant in the consolidated complaint filed by the plaintiffs.  However, the plaintiffs have not released any claims that they may have against the Company, and the Company may later be added as a defendant in the litigation. If the Company is sued on these claims, it will vigorously defend the suit, but any adverse judgment could have a material adverse impact on the Company.   Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments.  The complaint seeks compensatory and punitive damages under Canadian law.  On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company.  The dismissal is without prejudice and the Company could be brought back into the litigation at a future date.  If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

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

American is defending a lawsuit (Love Terminal Partners, L.P. et al. v. The City of Dallas, Texas et al.) filed on July 17, 2006 in the United States District Court in Dallas.  The suit was brought by two lessees of facilities at Dallas Love Field Airport against American, the cities of Fort Worth and Dallas, Southwest Airlines, Inc., and the Dallas/Fort Worth International Airport Board.  The suit alleges that an agreement by and between the five defendants with respect to Dallas Love Field violates Sections 1 and 2 of the Sherman Act.  Plaintiffs seek injunctive relief and compensatory and statutory damages. On October 31, 2007, the court entered an order dismissing all of the plaintiffs’ claims.  The plaintiffs have appealed.  American will vigorously defend this lawsuit; however, any adverse judgment could have a material adverse impact on the Company.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2007.

Executive Officers of the Registrant

The following information relates to the executive officers of AMR as of the filing of this Form 10-K.

Gerard J. Arpey
Mr. Arpey was elected Chairman, President and Chief Executive Officer of AMR and American in May 2004.  He was elected Chief Executive Officer of AMR and American in April 2003.  He served as President and Chief Operating Officer of AMR and American from April 2002 to April 2003. He served as Executive Vice President – Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President – Planning of American from 1992 to January 1995.  Prior to that, he served in various management positions at American since 1982.  Age 49.

Daniel P. Garton
Mr. Garton was elected Executive Vice President – Marketing of American in September 2002.  He is also an Executive Vice President of AMR.  He served as Executive Vice President – Customer Services of American from January 2000 to September 2002 and Senior Vice President – Customer Services of American from 1998 to January 2000.  Prior to that, he served as President of AMR Eagle from 1995 to 1998.  Except for two years service as Senior Vice President and Chief Financial Officer of Continental between 1993 and 1995, he has been with the Company in various management positions since 1984.  Age 50.

Thomas W. Horton
Mr. Horton was elected Executive Vice President of Finance and Planning and Chief Financial Officer of AMR and American in March 2006 upon returning to American from AT&T Corp., a telecommunications company, where he had been Vice Chairman and Chief Financial Officer. Prior to leaving for AT&T Corp., Mr. Horton was Senior Vice President and Chief Financial Officer of AMR and American from January 2000 to 2002.  From 1994 to January 2000 Mr. Horton served as a Vice President of American and has served in various management positions of American since 1985. Age 46.

Robert W. Reding
Mr. Reding was elected Executive Vice President – Operations for American in September 2007.  He is also an Executive Vice President of AMR.  He served as Senior Vice President – Technical Operations for American from May 2003 to September 2007.  He joined the Company in March 2000 and served as Chief Operations Officer of AMR Eagle through May 2003.  Prior to joining the Company, Mr. Reding served as President and Chief Executive Officer of Reno Air from 1992 to 1998 and President and Chief Executive Officer of Canadian Regional Airlines from 1998 to March 2000.  Age 58.

Gary F. Kennedy
Mr. Kennedy was elected Senior Vice President and General Counsel of AMR and American in January 2003.  He is also the Company’s Chief Compliance Officer. He served as Vice President – Corporate Real Estate of American from 1996 to January 2003.  Prior to that, he served as an attorney and in various management positions at American since 1984.  Age 52.

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

PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (symbol AMR).  The approximate number of record holders of the Company's common stock at February 13, 2008 was 16,267.

The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

	2007		2006
	High	Low	High	Low
Quarter Ended
March 31	$40.66	$30.14	$28.88	$18.76
June 30	33.12	25.34	28.76	21.88
September 30	28.83	20.77	27.66	18.83
December 31	25.64	14.03	34.10	24.10

No cash dividends on common stock were declared for any period during 2007 or 2006

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2007 [2,3,6]	2006 [1,2]	2005 [1,3]	2004 [1,3]	2003 [1,3,4]

Total operating revenues	$22,935	$22,563	$20,712	$18,645	$17,440
Operating income (loss)	965	1,060	(89)	(134)	(843)
Net income (loss)	504	231	(857)	(751)	(1,227)
Net income (loss) per share: Basic	2.06	1.13	(5.18)	(4.68)	(7.75)
Diluted	1.78	0.98	(5.18)	(4.68)	(7.75)

Total assets	28,571	29,145	29,495	28,773	29,330
Long-term debt, less current maturities	9,413	11,217	12,530	12,436	11,901
Obligations under capital leases, less current obligations	680	824	926	1,088	1,225
Obligation for pension and postretirement benefits	3,620	5,341	4,998	4,743	4,803
Stockholders’ equity (deficit) [5]	2,657	(606)	(1,430)	(537)	80

1	Includes the impact of adopting FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”.
2	Includes the impact of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as described in Note 9 to the consolidated financial statements.
3
Includes restructuring charges.  In 2003 and 2004, respectively, these restructuring charges consisted of $427 million and $63 million primarily related to aircraft and employee charges (for further discussion of these items for 2005 and 2007 see Note 2 to the consolidated financial statements).

4	Includes U.S. government grant of $358 million (net of payments to independent regional affiliates) which reimbursed air carriers for increased security costs.
5
The Company recorded a reduction to the additional minimum pension liability resulting in a credit to stockholders’ equity (deficit) of approximately $337 million for the year ended December 31, 2003 and $129 million for the year ended December 31, 2004.  The Company recorded an additional charge resulting in a debit to stockholders’ equity (deficit) of $379 million for the year ended December 31, 2005.  Effective December 31, 2006, the Company adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This adoption decreased Stockholders’ equity by $1.0 billion and increased the obligation for pension and other postretirement benefits by $880 million.  As a result of actuarial changes including the discount rate and the impact of legislation changing pilot retirement age to 65, the Company recorded a $1.7 billion reduction in pension and other postretirement benefits and a corresponding increase in stockholders’ equity in 2007.

6	Includes the impact of the $138 million gain on the sale of ARINC as described in Note 3 to the consolidated financial statements.

No cash dividends were declared on AMR’s common shares during any of the periods above.

Information on the comparability of results is included in Item 7, Management's Discussion and Analysis and the notes to the consolidated financial statements.

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

Overview

The Company recorded net earnings of $504 million in 2007, its second consecutive annual profit and a $273 million increase over 2006.  Improved results reflected an increase in operating revenue of $372 million or 1.6 percent on 2.3 percent less capacity, partially offset by higher fuel prices and increases in certain other costs.  While the Company recorded positive earnings in 2007 and 2006, it lost more than $8 billion in the five years prior to 2006 and remains heavily indebted.

The Company’s improved revenue results were a function of stronger passenger load factors and higher passenger yield.  The Company’s 2007 load factor was 80.9 percent, 1.2 points higher year-over-year and its fifth consecutive year of record load factor.  Passenger yield, which is an industry measure of average fares, increased 2.4 percent versus 2006.  However, passenger yield remains low by historical standards and well below the Company’s peak yield set in the year 2000.  The Company believes this is the result of a fragmented industry with numerous competitors and excess capacity, increased low cost carrier competition, increased price competition due to the internet, and other factors.  Since deregulation in 1978, the Company’s passenger yield has increased 75 percent, while the Consumer Price Index (CPI), as measured by the US Department of Labor Bureau of Labor Statistics, has grown by 218 percent.  The Company believes increases in passenger yield will continue to significantly lag CPI indefinitely.

Offsetting improved revenue, the Company’s fuel price increased from 201.4 cents to 213.1 cents per gallon year-over-year driving $365 million in incremental expense.  Since 2002, the Company’s fuel price has increased by 136.9 cents per gallon representing $4.3 billion in additional annual expense based on the Company’s 2007 fuel consumption.  The Company’s fuel hedging program offset $239 million in fuel expense in 2007.

The Company’s 2007 earnings reflect the continuing joint efforts between the Company and its employees to drive continuous revenue and cost improvement under the Turnaround Plan.  This plan was established in 2003 and is the Company’s strategic framework for achieving sustained profitability and has four tenets: (i) lower costs to compete, (ii) fly smart – give customers what they value, (iii) pull together, win together and (iv) build a financial foundation.

Under the Turnaround Plan, the Company has implemented hundreds of cost savings initiatives estimated to save approximately $3.8 billion in annual expense.  In combination with the Company’s 2003 restructuring of labor and other contracts, these initiatives have more than offset the Company’s non-fuel inflationary and other cost pressures during this period.  Although the Company’s cost per available seat mile increased from 11.54 cents in 2002 to 11.98 cents in 2007, the fuel component of unit cost increased from 1.43 cents to 3.63 cents over the same period.  All other components of unit cost decreased from 10.11 cents in 2002, to 8.35 cents in 2007, or 17.4 percent.  Employee productivity (measured in available seat miles per full time equivalent head) and aircraft productivity (measured in miles flown per day) consistently increased during this period.

The Company has also implemented numerous efforts to find additional revenue sources and increase existing ones.  In addition to improving core passenger and cargo revenues, these efforts have contributed to an increase in Other revenue from $966 million in 2002 to $1.4 billion in 2007.  Examples of new revenue sources over this period include onboard food sales, single day passes for AAdmirals Club admission, reservations ticketing fees, First Class upgrades on day of departure, and numerous other initiatives.

As a key part of these efforts, the Company has sought to engage its labor unions and its employees in jointly working together.  The Company believes heightened employee engagement has directly contributed to its progress under the Turnaround Plan.

Lastly, under the Turnaround Plan, the Company has worked to reduce debt, increase the funded status of employee pension plans and improve financial flexibility for the future.  Historically, airline industry earnings are highly cyclical with frequent and extended periods of significant losses, and an airline’s liquidity and borrowing capacity can be critical to sustaining operations.  The Company has reduced its balance sheet debt (Short-Term Debt plus Long-Term Debt) from $13.2 billion at the end of 2002 to $11.1 billion at year end 2007.  Over the same period, total Cash and Short-term investments (including restricted cash and short-term investments) have increased by $2.3 billion to $5.0 billion and the ratio of the fair value of plan assets to the accumulated benefit obligations of the employee pension programs has increased from 75 percent to 96 percent.

On November 28, 2007, the Company announced that it plans to divest AMR Eagle (American Eagle Airlines, Inc., and Executive Airlines, Inc.), its wholly-owned regional carrier. AMR believes that a divestiture of AMR Eagle is in the long-term best interests of the Company and its shareholders.  The Company continues to evaluate the form of the divestiture, which may include a spin-off to AMR shareholders, a sale to a third party, or some other form of separation from AMR. The Company expects to complete the divestiture in 2008; however, the completion of any transaction and its timing will depend on a number of factors, including general economic, industry and financial market conditions, as well as the ultimate form of the divestiture.  The impact on AMR of divesting AMR Eagle is not currently quantifiable due to these uncertainties and the potential restructuring of assets, liabilities and the capacity purchase agreement between American and AMR Eagle.  In addition, AMR Eagle’s historical financial information is not indicative of the AMR Eagle’s future results of operations, financial position and cash flows if AMR Eagle had been a stand-alone entity.

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

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Assets    At December 31, 2007, the Company had $4.5 billion in unrestricted cash and short-term investments and $428 million in restricted cash and short-term investments.

Significant Indebtedness and Future Financing   Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A.  During 2005, 2006 and 2007, in addition to refinancing its Credit Facility and certain other debt (see Note 6 to the consolidated financial statements), the Company raised an aggregate of approximately $2.5 billion in financing to fund capital commitments (mainly for aircraft and ground properties), debt maturities, and employee pension obligations, and to bolster its liquidity. The Company believes that it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations, including those relating to the anticipated accelerated delivery of 47 Boeing 737 aircraft that American had previously committed to acquire in 2013 through 2015.  Through December 31, 2007, the Company had advanced 18 of these deliveries and announced its intent to accelerate the remainder, depending on a number of factors including future economic conditions and the financial condition of the Company.  In addition to advancing prior commitments, the Company had also ordered five incremental Boeing 737 aircraft.  The Company continues to examine its future aircraft needs and may need additional financing to continue to execute its fleet renewal plan.

However, because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft as well as substantial pension funding obligations (refer to Contractual Obligations in this Item 7), the Company may need access to additional funding to maintain sufficient liquidity. The Company currently has no committed financing for any aircraft that it is committed to purchase.  The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a most of the Company’s owned aircraft, including most of the Company’s Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft, (ii) debt secured by new aircraft deliveries, (iii) debt secured by other assets, (iv) securitization of future operating receipts, (v) the sale or monetization of certain strategic assets, (vi) unsecured debt and (vii) issuance of equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company’s and American’s recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, revenues that are weak by historical standards, and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms could have a material adverse impact on the Company and on the ability of the Company to sustain its operations over the long-term.

Credit Ratings  AMR’s and American’s credit ratings are significantly below investment grade. Additional reductions in AMR's or American's credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.

Credit Facility Covenants   American has a secured bank credit facility which consists of an undrawn $255 million revolving credit facility with a final maturity on June 17, 2009, and a fully drawn $440 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). On March 30, 2007, American paid in full the principal balance of the Revolving Facility and as of December 31, 2007, it remained undrawn.  American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  The required ratio was 1.40 to 1.00 for the four quarter period ending December 31, 2007 and will increase to 1.50 to 1.00 for the four quarter period ending June 30, 2009. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of December 31, 2007 and expect to be able to continue to comply with these covenants.  However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with these covenants, and there are no assurances that AMR and American will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company’s other debt and lease obligations and otherwise have a material adverse impact on the Company.  See Note 6 for further information regarding the Credit Facility.

Cash Flow Activity   The Company’s cash flow from operating activities during the year ended December 31, 2007 generated $1.9 billion.

Capital expenditures during 2007 were $714 million and primarily included aircraft modifications and the cost of improvements at JFK.  Substantially all of the Company’s construction costs at JFK are being reimbursed through a fund established from a previous financing transaction.  See Note 6 to the consolidated financial statements for additional information.

The Company also reduced long-term debt by $2.3 billion including prepayment of approximately $1 billion in debt instruments.

During the first quarter of 2007, the Company issued and sold 13 million shares of its common stock.  The Company realized $497 million from the equity sale.

During the third quarter of 2007, the Company sold its interests in ARINC, Incorporated (“ARINC”), a military and aviation communications company. The Company received $192 million in proceeds for its interest in ARINC, $138 million of which was recognized as a gain.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.  Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Compensation   As described in Note 9 to the consolidated financial statements, during 2006 and January 2007, the AMR Board of Directors approved the amendment and restatement of all of the outstanding performance share plans, the related performance share agreements and deferred share agreements that required settlement in cash.  The plans were amended to permit settlement in cash and/or stock; however, the amendments did not impact the fair value of the awards under the plans.  These changes were made in connection with a grievance filed in 2006 by the Company’s three labor unions in which they argued that the entirely cash settlement of the 2003-2005 Performance Unit Plan may be contrary to a component of the Company’s 2003 Annual Incentive Program agreement with the unions.

On January 15, 2008, the Compensation Committee of the Board of Directors of AMR approved the 2008 Annual Incentive Plan (AIP) for American.  All U.S. based employees of American are eligible to participate in the AIP.  The AIP is American's annual bonus plan and provides for the payment of awards in the event certain financial and/or customer service metrics are satisfied.

Working Capital   AMR (principally American) historically operates with a working capital deficit, as do most other airline companies.  In addition, the Company has historically relied heavily on external financing to fund capital expenditures.  More recently, the Company has also relied on external financing to fund operating losses, employee pension obligations and debt maturities.

Off Balance Sheet Arrangements   American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft.  As of December 31, 2007, future lease payments required under these leases totaled $2.0 billion.

Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases.  Approximately $1.7 billion of these bonds (with total future payments of approximately $4.1 billion as of December 31, 2007) are guaranteed by American, AMR, or both. Approximately $395 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $218 million in 2008, $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed.  Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.

In addition, the Company had other operating leases, primarily for aircraft and airport facilities, with total future lease payments of $4.1 billion as of December 31, 2007.  Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of December 31, 2007 (in millions):
	Payments Due by Year(s) Ended December 31,
Contractual Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and Beyond

Operating lease payments for aircraft and facility obligations [1]	$10,168	$1,037	$1,798	$1,535	$5,798
Firm aircraft commitments [2]	2,771	269	432	442	1,628
Capacity purchase agreements [3]	119	97	22
Long-term debt [4]	14,702	1,512	3,798	3,671	5,721
Capital lease obligations	1,369	243	324	243	559
Other purchase obligations [5]	1,139	323	355	308	153
Other long-term liabilities [6,7]	3,051	255	408	542	1,846

Total obligations and commitments	33,319	3,736	7,137	6,741	15,705

1.
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

2.
As of December 31, 2007, the Company had firm commitments to acquire 23 Boeing 737-800s in 2009 and an aggregate of 29 Boeing 737 aircraft and seven Boeing 777 aircraft in 2013 through 2015.  Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $2.8 billion, with the majority occurring in 2011 through 2015.  Additional information about the Company’s obligations is included in Note 4 to the consolidated financial statements.

3.
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

4.	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2007.
5.
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

6.
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2017.  See Note 10 to the consolidated financial statements.

7.
Excludes a $2.1 billion accident liability, related to the Terrorist Attacks and flight 587, recorded in Other liabilities and deferred credits, as discussed in Note 2 to the consolidated financial statements.  This liability is offset in its entirety by a receivable, recorded in Other assets, which the Company expects to receive from insurance carriers as claims are resolved.

Pension Obligations  The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). The Company’s estimated 2008 contributions to its defined benefit pension plans are approximately $350 million, which exceeds the amount required to be contributed under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

Results of Operations

The Company recorded net earnings of $504 million in 2007 compared to $231 million in 2006.  The Company’s 2007 results reflected an improvement in revenues somewhat offset by fuel prices and certain other costs that were higher in 2007 compared to 2006.  The 2007 and 2006 results were impacted by productivity improvements and by cost reductions resulting from progress under the Turnaround Plan.  The 2007 results include the impact of several items including:  a $138 million gain on the sale of AMR’s stake in ARINC included in Other Income, Miscellaneous – net, a $39 million gain to reflect the positive impact of the change to an 18-month expiration of AAdvantage miles included in Passenger revenue, and a $63 million charge associated with the retirement and planned disposal of 24 MD-80 aircraft and certain other equipment that previously had been temporarily stored included in Other operating expenses.

The Company’s 2005 results were impacted by a $155 million aircraft charge, a $73 million facility charge, an $80 million charge for the termination of a contract, a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve.  All of these amounts are included in Other operating expenses in the consolidated statement of operations, except for a portion of the facility charge which is included in Other rentals and landing fees.  Also included in the 2005 results was a $69 million fuel tax credit.  Of this amount, $55 million is included in Aircraft fuel expense and $14 million is included in Interest income in the consolidated statement of operations.  The Company did not record a tax provision or benefit associated with its 2007 or 2006 earnings or 2005 losses.

Revenues

2007 Compared to 2006    The Company’s revenues increased approximately $372 million, or 1.6 percent, to $22.9 billion in 2007 compared to 2006. American’s passenger revenues increased by 2.1 percent, or $373 million, despite a capacity (available seat mile) (ASM) decrease of 2.4 percent.  American’s passenger load factor increased 1.4 points to 81.5 percent and passenger revenue yield per passenger mile increased 2.8 percent to 13.17 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 4.6 percent to 10.73 cents. In 2007, American derived approximately 63 percent of its passenger revenues from domestic operations and approximately 37 percent from international operations. Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2007
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.5	3.0%	108.5	(2.6)%
International	11.1	7.4	61.4	(2.0)
DOT Latin America	11.4	5.9	29.6	0.9
DOT Atlantic	10.9	5.2	25.0	(0.5)
DOT Pacific	10.2	20.2	6.8	(17.1)

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $32 million, or 1.3 percent, to $2.5 billion as a result of decreased capacity and load factors.  Regional Affiliates’ traffic decreased 1.2 percent to 9.8 billion revenue passenger miles (RPMs), while capacity decreased 1.0 percent to 13.4 billion ASMs, resulting in a 0.2 point decrease in passenger load factor to 73.4 percent.

Cargo revenues decreased 0.2 percent, or $2 million primarily as a result of lower freight traffic.

Other revenues increased 2.4 percent, or $33 million, to $1.4 billion due in part to increases in certain passenger fees and higher passenger volumes.

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

	Year Ended December 31, 2006
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.24	9.3%	111	(3.2)%
International	10.30	7.8	63	2.7
DOT Latin America	10.78	13.7	30	(2.1)
DOT Atlantic	10.34	2.6	25	4.6
DOT Pacific	8.49	4.6	8	16.7

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

Operating Expenses

2007 Compared to 2006   The Company’s total operating expenses increased 2.2 percent, or $467 million, to $22.0 billion in 2007 compared to 2006.  American’s mainline operating expenses per ASM in 2007 increased 4.4 percent compared to 2006 to 11.38 cents. This increase in operating expenses per ASM is due primarily to a 5.6 percent increase in American’s price per gallon of fuel (net of the impact of fuel hedging) in 2007 relative to 2006.

(in millions) Operating Expenses	Year ended December 31, 2007	Change from 2006	Percentage Change

Wages, salaries and benefits	$6,770	$(43)	(0.6)%
Aircraft fuel	6,670	268	4.2	(a)
Other rentals and landing fees	1,278	(5)	(0.4)
Depreciation and amortization	1,202	45	3.9
Maintenance, materials and repairs	1,057	86	8.9	(b)
Commissions, booking fees and credit card expense	1,028	(47)	(4.5)
Aircraft rentals	591	(15)	(2.5)
Food service	534	26	5.1
Other operating expenses	2,840	152	5.7	(c)
Total operating expenses	$21,970	$467	2.2%

(a)
Aircraft fuel expense increased primarily due to a 5.6 percent increase in American’s price per gallon of fuel (net of the impact of fuel hedging) offset by a 1.6 percent decrease in American’s fuel consumption.

(b)
Maintenance, materials and repairs expense increased due to $57 million a heavier workscope of scheduled airframe maintenance overhauls, repair costs and volume, and contractual engine repair rates, which are driven be aircraft age.

(c)
Other operating expenses increased due to charges taken in 2007.  Included in 2007 expenses was a $63 million charge for the retirement of 24 MD-80 aircraft and certain related equipment.  In addition, Other operating expenses increased due to technology investments and development, and other costs associated with improving the customer experience.

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

(in millions) Operating Expenses	Year ended December 31, 2006	Change from 2005	Percentage Change

Wages, salaries and benefits	$6,813	$58	0.9%
Aircraft fuel	6,402	787	14.0	(a)
Other rentals and landing fees	1,283	21	1.7
Depreciation and amortization	1,157	(7)	(0.6)
Commissions, booking fees and credit card expense	1,076	(37)	(3.3)
Maintenance, materials and repairs	971	(14)	(1.4)
Aircraft rentals	606	15	2.5
Food service	508	1	0.2
Other operating expenses	2,687	(122)	(4.3)	(b)
Total operating expenses	$21,503	$702	3.4%

(a)
Aircraft fuel expense increased primarily due to a 16.5 percent increase in American’s price per gallon of fuel (considering the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 2.3 percent decrease in American’s fuel consumption.

(b)
Other operating expenses decreased due to charges taken in 2005.  Included in 2005 expenses was a $155 million charge for the retirement of 27 MD-80 aircraft, facilities charges of $56 million as part of the Company’s restructuring initiatives and an $80 million charge for the termination of an airport construction contract.  These charges were somewhat offset by a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve.  The 2006 expenses were impacted by a $38 million increase in costs associated with third-party maintenance contracts obtained by the Company’s maintenance and engineering group

Other Income (Expense)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

2007 Compared to 2006 Increases in both short-term investment balances and interest rates caused an increase in Interest income of $58 million, or 20.8 percent, to $337 million.  Interest expense decreased $116 million, or 11.2 percent, to $914 million primarily as a result of prepayment and repayment of existing debt.  Miscellaneous – net includes a gain of $138 million for the sale of ARINC.

2006 Compared to 2005 Increases in both short-term investment balances and interest rates caused an increase in Interest income of $130 million, or 87.2 percent, to $279 million.  Interest expense increased $73 million, or 7.6 percent, to $1.0 billion primarily as a result of increases in interest rates.  Miscellaneous – net includes a charge of $102 million for changes in market value of hedges that did not qualify for hedge accounting during certain periods in 2006.  Gains deferred in Accumulated other comprehensive income (loss) prior to these hedges being deemed ineffective partially offset this charge as the hedges settled in 2006 and settle in 2007.

Income Tax Benefit
The Company did not record a net tax provision or benefit associated with its 2007 or 2006 earnings and 2005 losses due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005

American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	138,453	139,454	138,374
Available seat miles (millions)	169,906	174,021	176,112
Cargo ton miles (millions)	2,122	2,224	2,209
Passenger load factor	81.5%	80.1%	78.6%
Passenger revenue yield per passenger mile (cents)	13.17	12.81	12.01
Passenger revenue per available seat mile (cents)	10.73	10.26	9.43
Cargo revenue yield per ton mile (cents)	38.86	37.18	35.49
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	11.38	10.90	10.50
Fuel consumption (gallons, in millions)	2,834	2,881	2,948
Fuel price per gallon (cents)	212.1	200.8	172.3
Operating aircraft at year-end	655	697	699

Regional Affiliates
Revenue passenger miles (millions)	9,848	9,972	8,946
Available seat miles (millions)	13,414	13,554	12,714
Passenger load factor	73.4%	73.6%	70.4%

(*)	Excludes $2.8 billion, $2.7 billion and $2.5 billion of expense incurred related to Regional Affiliates in 2007, 2006 and 2005, respectively.

Outlook

Capacity for American’s mainline jet operations is expected to decrease by 0.6 percent in the first quarter of 2008 versus first quarter 2007.  American’s mainline capacity for the full year 2008 is expected to increase approximately 0.2 percent from 2007 with a 1.1 percent reduction in domestic capacity and a 2.5 percent increase in international capacity.  On a consolidated basis capacity is expected to be flat compared to 2007. This capacity forecast differs from that provided on January 16, 2008, when the Company announced its fourth quarter 2007 results.  The Company is analyzing the impact of this planned capacity reduction on the unit cost forecast provided on January 16.  The Company expects to provide revised unit cost guidance in March 2008 in its first quarter 2008 Eagle Eye investor update.

Other Information

Critical Accounting Policies and Estimates   The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: accounting for long-lived assets, routes, passenger revenue, frequent flyer program, stock compensation, pensions and other postretirement benefits, income taxes and derivatives accounting.

Long-lived assets – The Company has approximately $19 billion of long-lived assets as of December 31, 2007, including approximately $17 billion related to flight equipment and other fixed assets.  In addition to the original cost of these assets, their recorded value is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company's fleet plan has been the primary indicator that has resulted in an impairment charge in the past.

In the fourth quarter of 2007, the Company permanently grounded and held for disposal 24 McDonnell Douglas MD-80 airframes and certain other equipment, all 24 of which had previously been in temporary storage. See further discussion in Note 2 to the consolidated financial statements.

All of American’s fleet types are depreciated over 30 years except for the Airbus A300 and the Boeing 767-200.  It is possible that the ultimate lives of the Company’s aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact the Company’s fleet plan, including positive or negative developments in the areas described above.  For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if the Company replaced the aircraft.  At some point in the future, higher operating costs and/or improvement in the Company’s economic condition could change the Company’s analysis of the impact of retaining aircraft versus replacing them with new aircraft.

Routes - AMR performs annual impairment tests on its routes, which are indefinite life intangible assets under Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" and as a result they are not amortized. The Company also performs impairment tests when events and circumstances indicate that the assets might be impaired.  These tests are primarily based on estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.   The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.

The   Company   had   recorded  route  acquisition  costs   (including international routes and slots) of $846 million as of December 31,  2007, including  a  significant  amount  related  to  operations  at  London Heathrow.  The Company has completed an impairment analysis on the London Heathrow routes (including slots) and has concluded that no impairment exists.   The Company believes its estimates   and assumptions are reasonable; however,   given   the significant uncertainty regarding how the recent open skies agreement will ultimately affect the Company’s operations at Heathrow, the actual results could differ from those estimates.  See Note 4 to the consolidated financial statements for additional information.

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

Frequent flyer program – American uses the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or its regional affiliates.  In 2007, the Company changed its policy regarding the life of AAdvantage mileage credits. Effective December 15, 2007, AAdvantage members now must have mileage earning or redemption activity at least once every eighteen (18) months in order to remain active and retain their miles. Prior to this change, mileage credits automatically expired after thirty-six (36) months of inactivity in the AAdvantage member’s account.  The Company recorded a one-time benefit of $39 million as a component of passenger revenue in 2007 to reflect the impact of the additional miles expiring upon the change of expiration period for AAdvantage mileage.

The Company considers breakage in its incremental cost calculation and recognizes breakage on AAdvantage miles sold over the estimated period of usage for sold miles that are ultimately redeemed.  The Company calculates its breakage estimate using separate breakage rates for miles earned by flying on American and miles earned through other companies who have purchased AAdvantage miles for distribution to their customers, due to differing behavior patterns.

Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Future program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program.

American includes fuel, food, passenger insurance and reservations/ticketing costs in the calculation of incremental cost.  These estimates are generally updated based upon the Company’s 12-month historical average of such costs.  American also accrues a frequent flyer liability for the mileage credits expected to be used for travel on participating airlines based on historical usage patterns and contractual rates.

Revenue earned from selling AAdvantage miles to other companies is recognized in two components.  The first component represents the revenue for air transportation sold and is valued at fair value.  This revenue is deferred and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months.  The second revenue component, representing the marketing services sold, is recognized as related services are provided.

The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles to other companies was approximately $1.6 billion at both December 21, 2007 and 2006 (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 19.2 percent and 18.3 percent of AMR's total current liabilities, at December 31, 2007 and 2006, respectively.

The number of free travel awards used for travel on American and American Eagle was 2.6 million in 2007 and 2.6 million in 2006 representing approximately 7.5 percent of passengers boarded in each year. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, breakage or cost per mile estimates could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.

Stock Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment". The Company grants awards under its various share based payment plans and utilizes option pricing models or fair value models to estimate the fair value of its awards.  Certain awards contain a market performance condition, which is taken into account in estimating the fair value on the date of grant.  The fair value of those awards is estimated using a Monte Carlo valuation model that estimates the probability of the potential payouts of these awards, using the historical volatility of the Company's stock and the stock of other carriers in the competitor group. The Company accounts for these awards over the three year term of the award based on the grant date fair value, provided adequate shares are available to settle the awards.  For awards where adequate shares are not anticipated to be available or that only permit settlement in cash, the fair value is re-measured each reporting period.

Pensions and other postretirement benefits – On December 31, 2006, the Company adopted Statement of Accounting Standard 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement plans in the consolidated balance sheet as of December 31, 2006 with a corresponding adjustment to Accumulated other comprehensive income (loss).

The Company’s pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; and (iii) expected health care cost trend rate and starting in 2007, the (iv) estimated age of pilot retirement (as discussed below).

These assumptions as of December 31 were:

	2007	2006
Discount rate	6.50%	6.00%
Expected return on plan assets	8.75%	8.75%
Expected health care cost trend rate:
Pre-65 individuals
Initial	7.0%	9.0%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	7.0%	9.0%
Ultimate (2010)	4.5%	4.5%
Pilot Retirement Age	63	60

The Company’s discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 basis points as of December 31, 2007 would increase the Company’s pension and postretirement benefits obligations by approximately $710 million and $145 million, respectively, and increase estimated 2008 pension and postretirement benefits expense by $27 million and $6 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of 40 percent longer duration corporate bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds and ten percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation.  The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation.  The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 10.39 percent as of December 31, 2007. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2007 would increase estimated 2008 pension expense by approximately $45 million.

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions.  Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2008 postretirement benefits expense by $25 million.

On December 13, 2007, President Bush signed the Fair Treatment for Experienced Pilots Act (H.R. 4343) into law, raising the mandatory retirement age for commercial pilots from 60 to 65.  Previously, The Federal Aviation Administration required commercial pilots to retire once they reached age 60.  The Company’s pilot pension and other postretirement plans continue to permit a pilot to retire as before at age 60, but the Company believes that many pilots will choose to fly past age 60.  As a result of the new legislation, the Company has estimated the average retirement age for the pilot workgroup to be 63, based on the approximate retirement age of the Company’s other work groups, which did not have the same mandatory retirement age.  This change in the estimate caused a decrease to the pension and other postretirement liability of approximately $540 million.  See Note 10 to the consolidated financial statements for additional information.

The U.S. Congress is also considering legislation that would amend the Pension Protection Act of 2006.  The Company has not completed its evaluation of the impact of the proposed legislation; however, if enacted the proposed legislation could materially increase the Company’s minimum required contributions to its defined benefit pension plans.

Income taxes – The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities.  The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized.  In accordance with the standards of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109  (FIN 48), the effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements.  Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position.  Under FAS 109, the Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The Company considers its historical earnings, trends, and outlook for future years in making this determination.  The Company had a deferred tax valuation allowance of $625 million, and $1.3 billion, respectively, at December 31, 2007 and 2006. See Note 8 to the consolidated financial statements for additional information.

Derivatives – In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. NYMEX Heating oil) to the change in the price of jet fuel purchases.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the hedge is expected to continue to remain effective at offsetting jet fuel price changes.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge.   As of December 31 2007, the Company had derivative contracts with a value of $416 million including a receivable related to contracts that settled in December.  A deferred gain of $240 million was recorded in Other comprehensive income at December 31, 2007 and will be recognized in future periods as contracts settle.

New Accounting Pronouncements   In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  On February 6, 2008 the FASB issued a final FASB Staff Position (FSP) No. FAS 157-b, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FASB Statement No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company will adopt the standard for those assets and liabilities as of January 1, 2008.  The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments and to include credit risk as a part of the calculation of the fair value of derivatives. Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the Company believes the impact of adoption will be immaterial.

ITEM 7(A).QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2007 and 2006 cost per gallon of fuel.  Based on projected 2008 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $649 million in 2008, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2007, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Comparatively, based on projected 2007 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $531 million in 2007, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2006.  As of January 2008, the Company had hedged, with collars and options, approximately 24 percent of its estimated 2008 fuel requirements.  The consumption hedged for 2008 is capped at an average price of approximately $2.31 per gallon of jet fuel excluding taxes and transportation costs.  Comparatively, as of December 31, 2006 the Company had hedged, with collars and options, approximately 14 percent of its estimated 2007 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Foreign Currency   The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales.  A uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2007 and 2006 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $132 million and $117 million for the years ending December 31, 2007 and 2006 respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses.  This sensitivity analysis was prepared based upon projected 2008 and 2007 foreign currency-denominated revenues and expenses as of December 31, 2007 and 2006, respectively.

Interest   The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments.  The Company’s largest exposure with respect to variable-rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable-rate debt instruments representing approximately 22 percent and 33 percent of its total long-term debt at December 31, 2007 and 2006, respectively.  If the Company’s interest rates average 10 percent more in 2008 than they did at December 31, 2007, the Company’s interest expense would increase by approximately $14 million and interest income from cash and short-term investments would increase by approximately $25 million.  In comparison, at December 31, 2006, the Company estimated that if interest rates averaged 10 percent more in 2007 than they did at December 31, 2006, the Company’s interest expense would have increased by approximately $29 million and interest income from cash and short-term investments would have increased by approximately $28 million.  These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate long-term debt and cash and short-term investment balances at December 31, 2007 and 2006.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $326 million and $315 million as of December 31, 2007 and 2006, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.                 CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	47

Consolidated Statements of Operations	48

Consolidated Balance Sheets	49-50

Consolidated Statements of Cash Flows	51

Consolidated Statements of Stockholders' Equity (Deficit)	52

Notes to Consolidated Financial Statements	53-80

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMR Corporation

We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 9 and 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and changed its method of accounting for retirement benefits as required by Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMR Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2008

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues

Passenger - American Airlines	$18,235	$17,862	$16,614
- Regional Affiliates	2,470	2,502	2,148
Cargo	825	827	784
Other revenues	1,405	1,372	1,166
Total operating revenues	22,935	22,563	20,712

Expenses

Wages, salaries and benefits	6,770	6,813	6,755
Aircraft fuel	6,670	6,402	5,615
Other rentals and landing fees	1,278	1,283	1,262
Depreciation and amortization	1,202	1,157	1,164
Commissions, booking fees and credit card expense	1,028	1,076	1,113
Maintenance, materials and repairs	1,057	971	985
Aircraft rentals	591	606	591
Food service	534	508	507
Other operating expenses	2,840	2,687	2,809
Total operating expenses	21,970	21,503	20,801

Operating Income (Loss)	965	1,060	(89)

Other Income (Expense)
Interest income	337	279	149
Interest expense	(914)	(1,030)	(957)
Interest capitalized	20	29	65
Miscellaneous – net	96	(107)	(25)
	(461)	(829)	(768)
Income (Loss) Before Income Taxes	504	231	(857)
Income tax	-	-	-
Net Earnings (Loss)	$504	$231	$(857)

Earnings (Loss) Per Share
Basic	$2.06	$1.13	$(5.18)
Diluted	$1.78	$0.98	$(5.18)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2007	2006
Assets

Current Assets
Cash	$148	$121
Short-term investments	4,387	4,594
Restricted cash and short-term investments	428	468
Receivables, less allowance for uncollectible accounts (2007 - $41; 2006- $45)	1,027	988
Inventories, less allowance for obsolescence (2007 - $424; 2006 - $411)	601	506
Fuel derivative contracts	416	28
Other current assets	222	197
Total current assets	7,229	6,902

Equipment and Property
Flight equipment, at cost	23,006	22,913
Less accumulated depreciation	9,029	8,406
	13,977	14,507

Purchase deposits for flight equipment	241	178

Other equipment and property, at cost	5,238	5,097
Less accumulated depreciation	2,825	2,706
	2,413	2,391
	16,631	17,076

Equipment and Property Under Capital Leases
Flight equipment	1,698	1,744
Other equipment and property	217	217
	1,915	1,961
Less accumulated amortization	1,152	1,096
	763	865

Other Assets
Route acquisition costs, slots and airport operating and gate lease rights, less accumulated amortization (2007 - $389; 2006 - $361)	1,156	1,167
Other assets	2,792	3,135
	3,948	4,302

Total Assets	$28,571	$29,145

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2007	2006
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$1,182	$1,073
Accrued salaries and wages	559	551
Accrued liabilities	1,708	1,750
Air traffic liability	3,985	3,782
Current maturities of long-term debt	902	1,246
Current obligations under capital leases	147	103
Total current liabilities	8,483	8,505

Long-Term Debt, Less Current Maturities	9,413	11,217

Obligations Under Capital Leases, Less Current Obligations	680	824

Other Liabilities and Credits
Deferred gains	320	372
Pension and postretirement benefits	3,620	5,341
Other liabilities and deferred credits	3,398	3,492
	7,338	9,205

Commitments and Contingencies

Stockholders' Equity
Preferred stock - 20,000,000 shares authorized; None issued	-	-
Common stock - $1 par value; 750,000,000 shares authorized; shares issued: 2007 – 255,338,431; 2006 - 228,164,821	255	228
Additional paid-in capital	3,489	2,718
Treasury shares at cost: 2007 and 2006 - 5,940,399	(367)	(367)
Accumulated other comprehensive income (loss)	670	(1,291)
Accumulated deficit	(1,390)	(1,894)
	2,657	(606)

Total Liabilities and Stockholders' Equity	$28,571	$29,145

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2007	2006	2005
Cash Flow from Operating Activities:
Net income (loss)	$504	$231	$(857)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,036	1,022	1,033
Amortization	166	135	131
Equity based stock compensation	133	142	-
Provisions for asset impairments and restructuring charges	63	-	134
Gain on sale of investments	(138)	(13)	-
Redemption payments under operating leases for special facility revenue bonds	(100)	(28)	(104)
Change in assets and liabilities:
Decrease (increase) in receivables	(41)	3	(156)
Decrease (increase) in inventories	(128)	(7)	(59)
Increase (decrease) in accounts payable and accrued liabilities	412	(130)	246
Increase in air traffic liability	203	168	432
Increase (decrease) in other liabilities and deferred credits	(135)	382	197
Other, net	(40)	34	27
Net cash provided by operating activities	1,935	1,939	1,024

Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(714)	(530)	(681)
Net decrease (increase) in short-term investments	207	(918)	(867)
Net decrease (increase) in restricted cash and short-term investments	40	42	(32)
Proceeds from sale of equipment and property and investments	228	49	40
Other	5	(8)	1
Net cash used for investing activities	(234)	(1,365)	(1,539)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(2,321)	(1,366)	(1,131)
Proceeds from:
Issuance of common stock, net of issuance costs	497	400	223
Reimbursement from construction reserve account	59	145	-
Exercise of stock options	90	230	56
Securitization transactions	-	-	133
Issuance of long-term debt and special facility bond transactions	-	-	1,252
Net cash provided by (used in) financing activities	(1,675)	(591)	533

Net increase (decrease) in cash	27	(17)	18
Cash at beginning of year	121	138	120
Cash at end of year	$148	$121	$138

Activities Not Affecting Cash
Funding of construction and debt service reserve accounts	$-	$-	$284
Capital lease obligations incurred	$-	$-	$13
Flight equipment acquired through seller financing	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at January 1, 2005	182	2,521	(1,308)	(664)	(1,268)	(537)

Net loss	-	-	-	-	(857)	(857)
Minimum pension liability	-	-	-	(379)	-	(379)
Changes in fair value of derivative financial instruments	-	-	-	58	-	58
Unrealized gain on investments	-	-	-	6	-	6
Total comprehensive loss						(1,172)

Issuance of 13,000,000 shares	13	210	-	-	-	223
Issuance of 8,576,404 shares from Treasury to employees pursuant to stock option and deferred stock incentive plans	-	(473)	529	-	-	56
Balance at December 31, 2005	195	2,258	(779)	(979)	(2,125)	(1,430)

Net earnings	-	-	-	-	231	231
Pension liability	-	-	-	748	-	748
Changes in fair value of derivative financial instruments	-	-	-	(62)	-	(62)
Total comprehensive income						917

Reclassification and amortization of stock compensation plans	-	275	-	-	-	275
Issuance of 15,002,091 shares	15	385	-	-	-	400
Issuance of 24,489,980 shares to employees pursuant to stock option and deferred stock incentive plans	18	(200)	412	-	-	230
Adjustment resulting from adoption of SFAS 158	-	-	-	(998)	-	(998)
Balance at December 31, 2006	228	2,718	(367)	(1,291)	(1,894)	(606)

Net earnings	-	-	-	-	504	504
Pension, retiree medical and other liability				1,744	-	1,744
Changes in fair value of derivative financial instruments	-	-	-	223	-	223
Unrealized gain on investments	-	-	-	(6)	-	(6)
Total comprehensive income						1,859

Reclassification and amortization of stock compensation plans	-	211	-	-	-	211
Issuance of 13,000,000 shares	13	484	-	-	-	497
Issuance of 14,173,610 shares to employees pursuant to stock option and deferred stock incentive plans	14	76	-	-	-	90
Balance at December 31, 2007	$255	$3,489	$(367)	$670	$(1,390)	$2,657

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Accounting Policies

Basis of Presentation   The accompanying consolidated financial statements as of December 31, 2007 and for the three years ended December 31, 2007 include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle).  The consolidated financial statements as of and for the year ended December 31, 2007 include the accounts of the Company and its wholly owned subsidiaries as well as variable interest entities for which the Company is the primary beneficiary.  All significant intercompany transactions have been eliminated.

New Accounting Pronouncement   In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  On February 6, 2008 the FASB issued a final FASB Staff Position (FSP) No. FAS 157-b, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FASB Statement No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company will adopt the standard for those assets and liabilities as of January 1, 2008.  The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments and to include credit risk as a part of the calculation of the fair value of derivatives. Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the Company believes the impact of adoption will be immaterial.

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

Intangible Assets   Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities (including international airport take-off and landing slots), domestic airport take-off and landing slots and airport gate leasehold rights acquired.  Indefinite-lived intangible assets (route acquisition costs and international slots and related international take-off and landing slots) are tested for impairment annually on December 31, rather than amortized, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value.

Statements of Cash Flows   Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

1.         Summary of Accounting Policies (Continued)

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

Equipment and Property   The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis.  The depreciable lives used for the principal depreciable asset classifications are:
Depreciable Life

American jet aircraft and engines	20 - 30 years
Other regional aircraft and engines	16 - 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Lesser of lease term or expected useful life
Buildings and improvements (principally on leased land)	5 - 30 years or term of lease, including estimated renewal options when renewal is economically compelled at key airports
Furniture, fixtures and other equipment	3 - 10 years
Capitalized software	3 - 10 years

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

Regional Affiliates   Revenue from ticket sales is generally recognized when service is provided. Regional Affiliates revenues for flights connecting to American flights are based on industry standard proration agreements.

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

1.         Summary of Accounting Policies (Continued)

Frequent Flyer Program   The estimated incremental cost of providing free travel awards is accrued for mileage credits earned by using American’s service that are expected to be redeemed in the future. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services to companies participating in its frequent flyer program.  The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at fair value and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used.  Breakage of sold miles is recognized over the estimated period of usage.  The remaining portion of the revenue, representing the marketing services sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of passenger revenues, as the related services have been provided.  The Company recognizes this revenue in passenger revenue because it is derived from the value of the Company’s AAdvantage passengers.  The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.6 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at both December 31, 2007 and 2006, respectively.  Effective December 15, 2007, AAdvantage members now must have mileage earning or redemption activity once every eighteen (18) months in order to remain active and retain their miles.   Prior to this change, mileage credits automatically expired after thirty-six (36) months of inactivity in the AAdvantage member’s account.  This change resulted in a benefit of $39 million at implementation in 2007, recognized in passenger revenue.

Income Taxes   The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities.  The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized.  In accordance with the standards of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109  (FIN 48), the effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements.  Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position.

Advertising Costs   The Company expenses on a straight-line basis the costs of advertising as incurred throughout the year.  Advertising expense was $162 million, $154 million and $144 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2.         Restructuring Charges

In the fourth quarter of 2007, the Company permanently grounded and held for disposal 24 McDonnell Douglas MD-80 airframes and certain other equipment, all 24 of which had previously been in temporary storage. Of these 24 aircraft, 12 are owned by the Company, seven are accounted for as capital leases and five are accounted for as operating leases. Primarily as a result of the retirement, the Company incurred a charge of $63 million, included in Other operating expenses in the consolidated statement of operations, to accrue future lease commitments and write-down the aircraft frames to their fair values. In determining the fair values of these aircraft, the Company considered recent transactions involving inventory for the aircraft.

2.         Restructuring Charges (Continued)

As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, the Company has recorded a number of other charges during the last few years.  The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

	Aircraft Charges	Facility Exit Costs	Employee Charges	Other	Total
Remaining accrual at January 1, 2005	129	26	36	-	191
Restructuring charges	155	19	-	(37)	137
Adjustments	-	(2)	-	-	(2)
Non-cash charges	(119)	-	-	37	(82)
Payments	(13)	(7)	(36)	-	(56)
Remaining accrual at December 31, 2005	152	36	-	-	188
Adjustments	(3)	(16)	-	-	(19)
Payments	(21)	(1)	-	-	(22)
Remaining accrual at December 31, 2006	$128	$19	$-	$-	$147
Restructuring charges	63	-	-	-	63
Non-cash charges	(53)	-	-	-	(53)
Payments	(12)	(1)	-	-	(13)
Remaining accrual at December 31, 2007	$126	$18	$-	$-	$144

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

Other
On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act).  The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist attacks of September 11, 2001 (the Terrorist Attacks), against any air carrier shall not exceed the liability coverage maintained by the air carrier.  Based upon estimates provided by the Company’s insurance providers, the Company initially recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act.  The balance, recorded in the accompanying consolidated balance sheet, was $1.8 billion at both December 31, 2007 and 2006.  The Company also has a liability recorded of approximately $381 million related to flight 587, which crashed on November 12, 2001. The Company has recorded a receivable for all of these amounts, which the Company expects to recover from its insurance carriers as claims are resolved. These insurance receivables and liabilities are classified as Other assets and Other liabilities and deferred credits, respectively, on the accompanying consolidated balance sheets, and are based on reserves established by the Company’s insurance carriers.  These estimates may be revised as additional information becomes available concerning the expected claims.

3.         Investments

Short-term investments consisted of (in millions):

	December 31,
	2007	2006

Overnight investments and time deposits	$488	$29
Corporate and bank notes	3,781	4,475
U. S. government agency mortgages	-	7
U. S. government agency notes	17	16
Other	101	67

	$4,387	$4,594

Short-term investments at December 31, 2007, by contractual maturity included (in millions):

Due in one year or less	$3,621
Due between one year and three years	766
Due after three years	-

$4,387

All short-term investments are classified as available-for-sale and stated at fair value.  Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).

In 2007, the Company sold its interests in ARINC, Incorporated (“ARINC”), a military and aviation communications company, previously recorded as a component of other assets.  The Company received $192 million in proceeds for its interest in ARINC, $138 million of which was recognized as a gain.  The gain on the sale of the Company’s interest in ARINC is included in Miscellaneous-net in the accompanying consolidated statement of operations.

4.         Commitments, Contingencies and Guarantees

As of December 31, 2007, the Company had commitments to acquire 23 Boeing 737-800s in 2009 and an aggregate of 29 Boeing 737 aircraft and seven Boeing 777 aircraft in 2013 through 2016 as a part of its fleet renewal strategy. Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $2.8 billion, with the majority occurring in 2008 through 2015.  However, if the Company commits to accelerating the delivery dates of a significant number of aircraft in the future, a significant portion of the $2.8 billion commitment will be accelerated into earlier periods, including 2008 and 2009.  Future payments for all aircraft, including price escalation, will approximate $269 million in 2008, $432 million in 2009, no payments in 2010, $106 million in 2011, $336 million in 2012, and $1.6 billion for 2013 and beyond.  This amount is net of purchase deposits currently held by the manufacturer.

American has granted Boeing a security interest in American’s purchase deposits with Boeing.  These purchase deposits totaled $239 million and $177 million at December 31, 2007 and 2006, respectively.

4.           Commitments, Contingencies and Guarantees (Continued)

On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.  The evaluation of this allegation is still in the early stages, but based on the information to date, the Company has not recorded any reserve for this exposure in the 2007 consolidated financial statements.

The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $102 million as of December 31, 2007.  The Company expects to make payments of $97 million and $5 million in 2008 and 2009, respectively.  See Footnote 6 for information related to financing of JFK construction costs which are included in these amounts.  In addition, the Company has an information technology support related contract that requires minimum annual payments of $150 million through 2013.

American has capacity purchase agreements with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the American Connection® carriers) to provide Embraer EMB-140/145 regional jet services to certain markets under the brand “American Connection”.  Under these arrangements, the Company pays the American Connection carriers a fee per block hour to operate the aircraft.  The block hour fees are designed to cover the American Connection carriers’ fully allocated costs plus a margin.  Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the American Connection regional jets.  Minimum payments under the contracts are $97 million in 2008 and $22 million over the years 2009 and 2010.  In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company.  If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

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

AMR and American have event risk covenants in approximately $1.3 billion of indebtedness and operating leases as of December 31, 2007.  These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time.  No designated event, as defined, had occurred as of December 31, 2007.

The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

5.         Leases

AMR's subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities.  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007, were (in millions):

Year Ending December 31,	Capital Leases	Operating Leases

2008	$243	$1,037
2009	180	932
2010	144	866
2011	146	859
2012	97	676
2013 and thereafter	559	5,798

	$1,369	$10,168	(1)
Less amount representing interest	523

Present value of net minimum lease payments	$846
(1)
As of December 31, 2007, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.3 billion relating to rent expense being recorded in advance of future operating lease payments.

5.         Leases (Continued)

At December 31, 2007, the Company was operating 184 jet aircraft and 2 turboprop aircraft under operating leases and 84 jet aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years.  Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or a predetermined fixed amount.

The special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment.  To the extent these transactions were committed to prior to May 21, 1998 (the effective date of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”) they are accounted for as operating leases under Financial Accounting Standards Board Interpretation 23, “Leases of Certain Property Owned by a Governmental Unit or Authority”.  Approximately $1.7 billion of these bonds (with total future payments of approximately $4.1 billion as of December 31, 2007) are guaranteed by American, AMR, or both. Approximately $395 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $218 million in 2008, $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.  The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date. Approximately $198 million of special facility revenue bonds with mandatory tender provisions were successfully remarketed in 2005.  They were acquired by American in 2003 under a mandatory tender provision.  Thus, the receipt by American of the proceeds from the remarketing resulted in an increase to Other liabilities and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.

Rent expense, excluding landing fees, was $1.4 billion, $1.4 billion and $1.3 billion in 2007, 2006 and 2005, respectively.

American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft.  As of December 31, 2007, future lease payments required under these leases totaled $2.0 billion.

6.         Indebtedness

Long-term debt consisted of (in millions):

	December 31,
	2007	2006

Secured variable and fixed rate indebtedness due through 2021 (effective rates from 4.25% - 11.36% at December 31, 2007)	$4,662	$6,000
Enhanced equipment trust certificates due through 2012 (rates from 3.86% - 12.00% at December 31, 2007)	2,482	2,968
6.0% - 8.5% special facility revenue bonds due through 2036	1,688	1,697
Credit facility agreement due through 2010 (effective rate of 8.60% at December 31, 2007)	440	740
4.25% - 4.50% senior convertible notes due 2023 – 2024	619	619
9.0% - 10.20% debentures due through 2021	213	213
7.88% - 10.55% notes due through 2039	211	226
	10,315	12,463

Less current maturities	902	1,246

Long-term debt, less current maturities	$9,413	$11,217

6.         Indebtedness (Continued)

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2008 - $902 million; 2009 - $1.2 billion; 2010 - $1.3 billion; 2011 – $2.1 billion, 2012 - $0.9 billion.

American’s credit facility consists of a $255 million senior secured revolving credit facility and a $440 million term loan facility (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility).  Advances under either facility can be designated, at American’s election, as LIBOR rate advances or base rate advances. Interest accrues at the LIBOR rate or base rate, as applicable, plus, in either case, the applicable margin.  The applicable margin with respect to the Revolving Facility can range from 2.50 percent to 4.00 percent per annum, in the case of LIBOR advances, and from 1.50 percent to 3.00 percent per annum, in the case of base rate advances, depending upon the senior secured debt rating of the Credit Facility.  Based on ratings as of December 31, 2007, the applicable margin with respect to the Revolving Facility is 3.00 percent per annum in the case of LIBOR advances, and 2.00 percent per annum in the case of base rate advances.  The applicable margin with respect to the Term Loan Facility is 2.00 percent per annum in the case of LIBOR advances, and 1.00 percent per annum in the case of base rate advances.  On March 30, 2007, American paid in full the principal balance of its senior secured revolving credit facility, and the $255 million balance of the facility remains available to American through maturity in June 2009.

The Term Loan Facility matures on December 17, 2010 and amortizes quarterly at a rate of $1 million.  Principal amounts repaid under the Term Loan Facility may not be re-borrowed.

The Credit Facility is secured by certain aircraft.  The Credit Facility includes a covenant that requires periodic appraisals of the aircraft at current market value and requires American to pledge more aircraft or cash collateral if the loan amount is more than 50 percent of the appraised value (after giving effect to sublimits for specified categories of aircraft).  In addition, the Credit Facility is secured by all of American’s existing route authorities between the United States and Tokyo, Japan, together with certain slots, gates and facilities that support the operation of such routes. American’s obligations under the Credit Facility are guaranteed by AMR, and AMR’s guaranty is secured by a pledge of all the outstanding shares of common stock of American.

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

In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items).  The required ratio is 1.40 to 1.00 for each period of four consecutive quarters through the four quarter period ending March 31, 2009 and will increase to 1.50 to 1.00 for the four quarter period ending June 30, 2009 and each four quarter period ending thereafter.0

AMR and American were in compliance with the Liquidity Covenant and the EBITDAR Covenant at December 31, 2007 and expect to be able to comply with these covenants.  However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that they will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company’s other debt and lease obligations and have a material adverse impact on the Company.

In September 2005, American sold and leased back 89 spare engines with a book value of $105 million to a variable interest entity (VIE).  The net proceeds received from third parties were $133 million.  American is considered the primary beneficiary of the activities of the VIE as American has substantially all of the residual value risk associated with the transaction.  As such, American is required to consolidate the VIE in its financial statements.  At December 31, 2007, the book value of the engines was $87 million and was included in Flight equipment on the consolidated balance sheet.  The engines serve as collateral for the VIE’s long-term debt of $113 million at December 31, 2007, which has also been included in the consolidated balance sheet.  The VIE has no other significant operations.

6.         Indebtedness (Continued)

In November 2005, the New York City Industrial Development Agency issued facilities sublease revenue bonds for John F. Kennedy International Airport to provide reimbursement to American for certain facility construction and other related costs.  The Company recorded the issuance of $775 million (net of $25 million discount) as long-term debt on the consolidated balance sheet as of December 31, 2005.  The bonds bear interest at fixed rates, with an average effective rate of 8.06 percent, and mature over various periods of time, with a final maturity in 2031.  Proceeds from the offering were to be used to reimburse costs associated with the Company’s terminal construction project at JFK.  As of December 31, 2007, the Company had $99 million held in a debt service reserve fund for revenue bonds.

During the year ended December 31, 2005, AMR Eagle borrowed approximately $319 million, net of discount, under various debt agreements related to the purchase of regional jet aircraft. These debt agreements are secured by the related aircraft and have effective interest rates ranging from 5.00 percent to 5.13 percent.  The debt agreements are guaranteed by AMR and mature over various periods of time through 2021.

The Company has outstanding $324 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes) and $300 million principal amount of its 4.25 percent senior convertible notes due 2023 (the 4.25 Notes). Each note is convertible into AMR common stock at a conversion rate of 45.3515 shares for the 4.50 Notes and 57.61 shares for the 4.25 Notes, per $1,000 principal amount of notes (which represents an equivalent conversion price of $22.05 per share for the 4.50 Notes and $17.36 per share for the 4.25 Notes), subject to adjustment in certain circumstances. These notes are guaranteed by American.  The 4.25 and 4.50 notes have become convertible into shares of AMR common stock, and   as a result the holders may convert their notes at any time prior to maturity.  Any conversion of notes may be settled by the Company in cash, common stock or a combination of cash and common stock.  On each of February 15, 2009, 2014 and 2019 for the 4.50 Notes, and on September 23, 2008, 2013 and 2018 for the 4.25 notes, the holders may require us to purchase all or a portion of their notes at a price equal to 100% of their principal amount plus unpaid interest which may be paid in cash, common stock or a combination of cash and common stock.  Accordingly, the Company reclassified the $300 million principal amount of the 4.25 Notes to Current maturities of long term debt as the first put date for those notes is during 2008.  After February 15, 2009 and September 23, 2008, the Company may call all or any portion of the 4.50 Notes and 4.25 Notes, respectively, for redemption. In such case, holders may still elect to convert the notes into shares of AMR common stock, and any such conversions will be settled as described above.

Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $10.7 billion as of December 31, 2007.

As of December 31, 2007, AMR has issued guarantees covering approximately $1.7 billion of American’s tax-exempt bond debt and American has issued guarantees covering approximately $1.1 billion of AMR’s unsecured debt.  In addition, as of December 31, 2007, AMR and American have issued guarantees covering approximately $347 million of AMR Eagle’s secured debt, and AMR has issued guarantees covering an additional $2.3 billion of AMR Eagle’s secured debt.

Cash payments for interest, net of capitalized interest, were $861 million, $944 million and $828 million for 2007, 2006 and 2005, respectively.

7.         Financial Instruments and Risk Management

As part of the Company's risk management program, AMR uses a variety of financial instruments, primarily fuel option and collar contracts.  The Company does not hold or issue derivative financial instruments for trading purposes.

7.         Financial Instruments and Risk Management (Continued)

The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements.  To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty.  The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings. The Company’s outstanding posted collateral as of December 31, 2007 is included in restricted cash and short-term investments and is not material. A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

Fuel Price Risk Management   American enters into jet fuel and heating oil hedging contracts to dampen the impact of the volatility in jet fuel prices. These instruments generally have maturities of up to 24 months. The Company accounts for its fuel derivative contracts as cash flow hedges and records the fair value of its fuel hedging contracts in Other current assets and Accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in a hypothetical jet fuel hedge.  If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in a hypothetical jet fuel hedge, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense.  Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive income (loss) and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities.  As required by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.  During 2006, the Company determined that certain of its derivatives settling during the remainder of 2006 and in 2007 were no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchased. As a result of the ineffectiveness assessment on these derivatives, changes in market value were recognized directly in earnings, while previously deferred gains in Other comprehensive income (loss) were deferred and recognized as a component of fuel expense when the originally hedged jet fuel was used in operations.  All of these derivatives settling after December 31, 2006, were re-designated as hedges on October 26, 2006.  Hedge accounting continues to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized net gains of approximately $239 million, $97  million and $64 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.  In addition, in 2006, the Company recognized a loss of $102 million in Miscellaneous – net for changes in market value of hedges that did not qualify for hedge accounting during certain periods in 2006.  The fair value of the Company’s fuel hedging agreements at December 31, 2007 and 2006, representing the amount the Company would receive to terminate the agreements, totaled $353 million and $23 million, respectively.  Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited with the Company.  As of December 31, 2007 the collateral held in short term investments by AMR from such counterparties was $164 million.  The Company held no collateral from such counterparties as of December 31, 2006.

7.         Financial Instruments and Risk Management (Continued)

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
	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Secured variable and fixed rate indebtedness	$4,662	$3,896	$6,000	$5,574
Enhanced equipment trust certificates	2,482	2,472	2,968	3,068
6.0% - 8.5% special facility revenue bonds	1,688	1,801	1,697	1,978
Credit facility agreement	440	423	740	743
4.25% - 4.50 % senior convertible notes	619	670	619	1,037
9.0% - 10.20% debentures	213	178	213	222
7.88% - 10.55% notes	211	195	226	220

	$10,315	$9,635	$12,463	$12,842

8.         Income Taxes

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

The Company has an unrecognized tax benefit of approximately $40 million which did not change significantly during the twelve months ended December 31, 2007.  The application of FIN 48 would have resulted in an increase in retained earnings of $40 million, except that the increase was fully offset by the application of a valuation allowance.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.  Accrued interest on tax positions is recorded as a component of interest expense but is not significant at December 31, 2007.

The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

Unrecognized Tax Benefit at January 1, 2007	$41
Decreases due to settlements with taxing authority	(1)
Unrecognized Tax Benefit at December 31, 2007	$40

Due to the valuation allowance, the total amount of unrecognized tax benefit if recognized that would affect the effective tax rate would be zero. The Company estimates that the unrecognized tax benefit will not significantly change within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  The Company is currently under audit by the Internal Revenue Service for its 2001 through 2003 tax years.  The anticipated closing date is in 2008.   The Company’s 2004 through 2006 tax years are still subject to examination.  Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes that the effect of any additional assessment(s) will be immaterial to its consolidated financial statements.

8.         Income Taxes (Continued)

The income tax expense or benefit differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Statutory income tax provision expense/(benefit)	$176	$81	$(301)
State income tax expense/(benefit), net of federal tax effect	10	15	(8)
Meal expense	9	7	9
Change in valuation allowance	(180)	(124)	298
Other, net	(15)	21	2

Income tax benefit	$-	$-	$-

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of Accumulated other comprehensive income (loss), described in footnote 12.  The total increase (decrease) in the valuation allowance was $(696) million, $(18) million, and $506 million in 2007, 2006, and 2005, respectively.

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

The components of AMR's deferred tax assets and liabilities were (in millions):

	December 31,
	2007	2006
Deferred tax assets:
Postretirement benefits other than pensions	$1,162	$1,137
Rent expense	487	539
Alternative minimum tax credit carryforwards	413	413
Operating loss carryforwards	2,269	2,463
Pensions	405	825
Frequent flyer obligation	308	322
Gains from lease transactions	98	135
Other	722	752
Total deferred tax assets	5,864	6,586
Valuation allowance	(625)	(1,321)
Net deferred tax assets	5,239	5,265

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,960)	(4,939)
Other	(279)	(326)
Total deferred tax liabilities	(5,239)	(5,265)

Net deferred tax liability	$-	$-

8.         Income Taxes (Continued)

At December 31, 2007, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $413 million, which is available for an indefinite period, and federal net operating losses of approximately $6.6 billion for regular tax purposes, which will expire, if unused, beginning in 2022.  These net operating losses include an SFAS123(R) unrealized benefit of approximately $647 million related to the implementation of SFAS 123(R) that will be recorded in equity when realized.  The Company had available for state income tax purposes net operating losses of $3.7 billion, which expire, if unused, in years 2008 through 2026. The amount that will expire in 2008 is $93 million.

Cash payments for income taxes were $7 million, $1 million and $7 million for 2007, 2006 and 2005, respectively.

Under special tax rules (the Section 382 Limitation), cumulative stock purchases by material shareholders exceeding 50 percent during a 3-year period can potentially limit a company’s future use of net operating losses (NOL’s).  Such limitation is increased by “built-in gains”, as provided by current IRS guidance.  Based on available information, the Company is not currently subject to the Section 382 Limitation.  If triggered in a future period, under current tax rules, such limitation is not expected to significantly impact the recorded value or timing of utilization of AMR’s NOL's.

9.         Share Based Compensation

AMR grants, or has granted, stock compensation under three plans: the Pilots Stock Option Plan (the Pilot Plan), the 1998 Long Term Incentive Plan, and the 2003 Employee Stock Incentive Plan (the 2003 Plan).  The Company established the Pilot Plan in 1997 to grant members of the APA AMR stock options in conjunction with a prior contract negotiation.  The Pilot Plan expired in May of 2007.

Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted certain types of stock or performance based awards.  At December 31, 2007, the Company had stock option/ settled stock appreciation right (SSAR) awards, performance share awards, deferred share awards and other awards outstanding under this plan.  The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23,700,000 shares.  The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan (collectively, the LTIP Plans), will terminate no later than May 21, 2008.

In 2003, the Company established the 2003 Plan to provide equity awards to employees.  Under the 2003 Plan, employees may be granted stock options/SSARs, restricted stock and deferred stock. At December 31, 2007, the Company had stock options/SSARs and deferred awards outstanding under the 2003 Plan.  The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

In 2007, 2006 and 2005, the total charge for share-based compensation expense included in wages, salaries and benefits expense was $131 million, $219 million and $132 million, respectively.  In 2007, 2006 and 2005, the amount of cash used to settle equity instruments granted under share-based compensation plans was $11 million, $29 million and $6 million, respectively.

Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value estimated in accordance with the provisions of SFAS 123(R).  Results for prior periods have not been restated.  The adoption of SFAS 123(R) did not have a significant impact on the Company’s net income or basic and diluted amounts per share in 2006.

9.         Share Based Compensation (Continued)

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for periods prior to the adoption of SFAS 123(R) (in millions, except per share amounts):

2005

Net earnings (loss), as reported	$(857)
Add: Stock-based employee compensation expense included in reported net earnings (loss)	132
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(174)
Pro forma net earnings (loss)	$(899)

Loss per share:
Basic and diluted – as reported	$(5.18)
Basic and diluted – pro forma	$(5.44)

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

	2007	2006	2005

Expected volatility	49.7% to 51.6%	52.5% to 55.0%	55.0%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	4.43% to 5.03%	4.35% to 5.07%	3.71% to 3.98%
Annual forfeiture rate	10.0%	10.0%	0.0%

9.         Share Based Compensation (Continued)

A summary of stock option/SSARs activity under the LTIP Plans, the 2003 Plan and the Pilot Plan as of December 31, 2007, and changes during the year then ended is presented below:

	LTIP Plans		The Pilot Plan and the 2003 Plan
	Options/SSARs	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at January 1	15,602,328	$27.03	21,559,434	$7.89
Granted	697,940	28.53	-	-
Exercised	(4,230,379)	25.16	(7,015,519)	12.19
Forfeited or Expired	(225,274)	28.48	(267,862)	13.85
Outstanding at December 31	11,844,615	$27.76	14,276,053	$5.66
Exercisable at December 31	9,774,015	$29.29	13,381,132	$5.29
Weighted Average Remaining Contractual Term of Options Outstanding (in years)	3.9		5.4
Aggregate Intrinsic Value of Options Outstanding	$3,146,591		$119,545,812

The aggregate intrinsic value of all vested options/SSARs is $118 million and those options have an average remaining contractual life of 4.3 years.  The weighted-average grant date fair value of options/SSARs granted during 2007, 2006 and 2005 was $12.63, $10.93 and $6.28, respectively.  The total intrinsic value of options/SSARs exercised during 2007, 2006 and 2005 was $193 million, $350 million and $75 million, respectively.

A summary of the status of the Company’s non-vested options/SSARs under all plans as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:
		Weighted
	Options/SSARs	Average Grant Date Fair Value

Outstanding at January 1	3,952,105	$6.98
Granted	697,940	12.63
Vested	(1,575,904)	7.37
Forfeited	(108,620)	8.02
Outstanding at December 31	2,965,521	$8.07

As of December 31, 2007, there was $15 million of total unrecognized compensation cost related to non-vested stock options/SSARs granted under the LTIP Plans and the 2003 Plan that is expected to be recognized over a weighted-average period of 2.9 years.  The total fair value of stock options/SSARs vested during the years ended December 31, 2007, 2006 and 2005, was $9 million, $25 million and $42 million, respectively.

9.         Share Based Compensation (Continued)

Cash received by the Company from exercise of stock options for the years ended December 31, 2007, 2006 and 2005, was $90 million, $230 million and $56 million, respectively.  No tax benefit was realized as a result of stock options/SSARs exercised in 2007 due to the tax valuation allowance discussed in Note 8.

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

Activity during 2007 for performance awards accounted for as equity awards was:

	Awards	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	4,195,589
Reclassified from liability awards	2,264,203
Granted	1,524,170
Settled	(2,441,297)
Forfeited or Expired	(142,224)
Outstanding at December 31	5,400,441	1.1	$ 82,443,348

The aggregate intrinsic value represents the Company’s current estimate of the number of shares (5,876,219 shares at December 31, 2007) that will ultimately be distributed for outstanding awards computed using the market value of the Company’s common stock at December 31, 2007.  The weighted-average grant date fair value per share of performance share awards granted during 2007, 2006, and 2005 was $28.52, $25.01 and $40.23, respectively.  The total fair value of equity awards settled during the year ended December 31, 2007 was $153 million.  As of December 31, 2007, there was $48 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized over a period of 1.9 years.

Deferred Awards   The distribution of deferred share awards granted under the LTIP Plans is based solely on a requisite service period (generally 36 months).  Career equity awards granted to certain employees of the Company vest upon the retirement of those individuals.  The fair value of each deferred award is based on AMR’s stock price on the measurement date.

9.         Share Based Compensation (Continued)

Activity during 2007 for deferred awards accounted for as equity awards was:

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	3,476,039
Reclassified from liability awards	681,115
Granted	462,980
Settled	(882,128)
Forfeited or Expired	(69,209)
Outstanding at December 31	3,668,797	4.3	$ 51,473,223

The weighted-average grant date fair value per share of deferred awards granted during 2007, 2006 and 2005 was $28.54, $25.12 and $39.50, respectively.  The total fair value of awards settled during the years ended December 31, 2007, 2006 and 2005 was $24 million, $4 million and $1 million, respectively.  As of December 31, 2007, there was $31 million of total unrecognized compensation cost related to deferred awards that is expected to be recognized over a weighted average period of 3.4 years.

Other Awards   As of December 31, 2007, certain performance share agreements and deferred share award agreements were accounted for as a liability, or as equity, as appropriate, in the consolidated balance sheet as the plans only permit settlement in cash or the awards required that the employee meet certain performance conditions which were not subject to market measurement.  As a result, SFAS 123(R) required awards under these agreements to be marked to current market value.  As of December 31, 2007, the aggregate intrinsic value of these awards was $21 million and the weighted average remaining contractual term of these awards was 1.9 years.  The total fair value of awards settled during the years ended December 31, 2007, 2006 and 2005 was $11 million, $29 million, and $7 million respectively.  As of December 31, 2007, there was $7 million of total unrecognized compensation cost related to other awards that is expected to be recognized over a weighted average period of 3.5 years.

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

In addition to pension benefits, retiree medical and other postretirement benefits, including certain health care and life insurance benefits (which provide secondary coverage to Medicare), are provided to retired employees.  The amount of health care benefits is limited to lifetime maximums as outlined in the plan.  Substantially all regular employees of American and employees of certain other subsidiaries may become eligible for these benefits if they satisfy eligibility requirements during their working lives.

Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives.  The Company funds benefits as incurred and makes contributions to match employee prefunding.

10.         Retirement Benefits  (Continued)

On December 13, 2007, President Bush signed the Fair Treatment for Experienced Pilots Act (H.R. 4343) into law, raising the mandatory retirement age for commercial pilots from 60 to 65.  Previously, The FAA required commercial pilots to retire once they reached age 60.  As a result of the new legislation, the Company has estimated the average retirement age for the pilot workgroup to be 63, based on the approximate retirement age of the Company’s other work groups, which did not have the same mandatory retirement age.  This change in the estimate of pilot retirement age caused a decrease to the pension and other postretirement liability of approximately $543 million.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158.  SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the consolidated balance sheet as of December 31, 2006 with a corresponding adjustment to Accumulated other comprehensive income (loss).  The adjustment to Accumulated other comprehensive income (loss) at adoption primarily represents the net unrecognized actuarial losses and unrecognized prior service costs.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of Accumulated other comprehensive income (loss).  These amounts will be subsequently recognized as a component of net periodic pension cost in Other comprehensive income (loss) in accordance with the Company’s accounting policy.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table.  The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it did not affect the Company’s operating results in 2007, nor will it in future periods.

	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As Reported at December 31, 2006

Intangible asset (pension)	$118	$(118)	$-
Accrued pension and postretirement benefits liability	4,657	880	5,537
Total liabilities	28,871	880	29,751

Accumulated other comprehensive income (loss)	(458)	(998)	(1,456)
Total stockholders’ equity (deficit)	392	(998)	(606)

10.         Retirement Benefits (Continued)

The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2007 and 2006, and a statement of funded status as of December 31, 2007 and 2006 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2007	2006	2007	2006

Reconciliation of benefit obligation
Obligation at January 1	$11,048	$11,003	$3,256	$3,384
Service cost	370	399	71	78
Interest cost	672	641	194	194
Actuarial (gain) loss	(1,021)	(390)	(693)	(212)
Plan amendments	-	-	-	(27)
Benefit payments	(618)	(605)	(156)	(161)

Obligation at December 31	$10,451	$11,048	$2,672	$3,256

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$8,565	$7,778	$202	$161
Actual return on plan assets	766	1,063	9	31
Employer contributions	386	329	168	171
Benefit payments	(618)	(605)	(155)	(161)

Fair value of plan assets at December 31	$9,099	$8,565	$224	$202

Funded status at December 31	$(1,352)	$(2,483)	$(2,448)	$(3,054)

Amounts recognized in the consolidated balance sheets
Current liability	$6	$8	$170	$187
Noncurrent liability	1,346	2,475	2,278	2,867
	$1,352	$2,483	$2,448	$3,054
Amounts recognized in other comprehensive loss
Net actuarial loss (gain)	$245	$1,310	$(605)	$70
Prior service cost (credit)	137	153	(65)	(77)

	$382	$1,463	$(670)	$(7)
For plans with accumulated benefit
obligations exceeding the fair value
of plan assets
Projected benefit obligation (PBO)	$10,451	$11,048	$-	$-
Accumulated benefit obligation (ABO)	9,486	10,153	-	-
Accumulated postretirement benefit obligation (APBO)	-	-	2,672	3,256
Fair value of plan assets	9,099	8,565	224	202
ABO less fair value of plan assets	387	1,588	-	-

10.         Retirement Benefits (Continued)

At December 31, 2007 and 2006, pension benefit plan assets of $127 million and $149 million, respectively, and retiree medical and other benefit plan assets of $220 million and $200 million, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Pension Benefits
	2007	2006	2005

Components of net periodic benefit cost
Defined benefit plans:
Service cost	$370	$399	$372
Interest cost	672	641	611
Expected return on assets	(747)	(669)	(658)
Amortization of:
Transition asset	-	(1)	(1)
Prior service cost	16	16	16
Unrecognized net loss	25	81	52

Net periodic benefit cost for defined benefit plans	336	467	392

Defined contribution plans	166	164	167

	$502	$631	$559

	Retiree Medical and Other Benefits
	2007	2006	2005

Components of net periodic benefit cost
Service cost	$70	$78	$75
Interest cost	194	194	197
Expected return on assets	(18)	(15)	(14)
Amortization of:
Prior service cost	(13)	(10)	(10)
Unrecognized net loss (gain)	(7)	1	2

Net periodic benefit cost	$226	$248	$250

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3 million and $16 million, respectively.  The estimated net gain and prior service credit for the retiree medical and other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $22 million and $13 million, respectively.

10.         Retirement Benefits (Continued)

	Pension Benefits		Retiree Medical and Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.50%	6.00%	6.50%	6.00%
Salary scale (ultimate)	3.78	3.78	-	-

	Pension Benefits		Retiree Medical and Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.00%	5.75%	6.00%	5.75%
Salary scale (ultimate)	3.78	3.78	-	-
Expected return on plan assets	8.75	8.75	8.75	8.75

As of December 31, 2007, the Company’s estimate of the long-term rate of return on plan assets was 8.75 percent based on the target asset allocation.  Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end.  Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.  The Company’s annualized ten-year rate of return on plan assets as of December 31, 2007, was approximately 10.39 percent.

The Company’s pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

	2007	2006

Long duration bonds	41%	37%
U.S. stocks	26	30
International stocks	21	21
Emerging markets stocks and bonds	5	6
Alternative (private) investments	7	6
Total	100%	100%

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

10.         Retirement Benefits (Continued)

	Pre-65 Individuals		Post-65 Individuals
	2007	2006	2007	2006

Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	7.0%	9.0%	7.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2010	-	2010	2010

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent Increase	One Percent Decrease

Impact on 2007 service and interest cost	25	(24)
Impact on postretirement benefit obligation as of December 31, 2007	192	(188)

The Company expects to contribute approximately $350 million to its defined benefit pension plans and $13 million to its retiree medical and other benefit plan in 2008. This amount is significantly higher than the Company’s minimum required contribution and could be impacted by, among other things, pending pension legislation, the financial position of the Company and other economic factors.  The Company’s estimates of its defined benefit pension plan contributions reflect the current provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  However, the U.S. Congress is considering legislation that would amend the Pension Protection Act of 2006.  As the proposed legislation is not yet finalized and could change significantly, the Company is unable to determine the potential impact on its financial statements; however, if enacted the proposed legislation could materially increase the Company’s minimum required contributions to its defined benefit pension plans.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Retiree Medical and Other

2008	$472	$170
2009	514	176
2010	550	180
2011	594	185
2012	635	181
2013 – 2017	3,999	969

11.         Intangible Assets

In April 2007, the United States and the European Union approved an “open skies” air services agreement that provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport.  The provisions of the agreement will take effect on March 30, 2008.  Under the agreement, every U.S. and EU airline is authorized to operate between airports in the United States and Heathrow.  Notwithstanding the open skies agreement, Heathrow is a slot-controlled airport.  Only three airlines besides American were previously allowed to provide that Heathrow service.  The Company has recorded route acquisition costs (including international routes and slots) of $846 million and $829 million as of December 31, 2007 and 2006, respectively, including a significant amount related to operations at Heathrow.  The Company considers these assets indefinite life assets under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangibles” and as a result they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has completed an impairment analysis and has concluded that no impairment exists.

The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

2007
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$ 517	$ 282	$ 235
Gate lease rights	182	107	75
Total	$ 699	$ 389	$ 310

2006
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$ 517	$ 261	$ 256
Gate lease rights	182	100	82
Total	$ 699	$ 361	$ 338

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value.  The Company recorded amortization expense related to these intangible assets of approximately $28 million for each of the years ended December 31, 2007, 2006 and 2005, respectively. The Company expects to record annual amortization expense of approximately $28 million in each of the next five years related to these intangible assets.

12.         Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows (in millions):
	Pension Liability	Unrealized Gain/(Loss) on Investments	Unrealized Gain/(Loss) on Derivative Financial Instruments	Income Tax Benefit	Total

Balance at January 1, 2005	$(827)	$(3)	$21	$145	$(664)
Current year net change	(379)	6	-	-	(373)
Reclassification of derivative financial instruments into earnings	-	-	(50)	-	(50)
Change in fair value of derivative financial instruments	-	-	108	-	108
Balance at December 31, 2005	(1,206)	3	79	145	(979)
Current year net change	748	-	-	-	748
Reclassification of derivative financial instruments into earnings	-	-	(88)	-	(88)
Change in fair value of derivative financial instruments	-	-	26	-	26
Adjustment resulting from adoption of SFAS 158	(998)	-	-	-	(998)
Balance at December 31, 2006	$(1,456)	$3	$17	$145	$(1,291)
Current year change	1,723	(6)	-	-	1,717
Amortization of actuarial loss and prior service cost	21				21
Reclassification of derivative financial instruments into earnings	-	-	(158)	-	(158)
Change in fair value of derivative financial instruments	-	-	381	-	381
Balance at December 31, 2007	$288	$(3)	$240	$1455	$670

As of December 31, 2007, the Company estimates during the next twelve months it will reclassify from Accumulated other comprehensive income (loss) into net earnings (loss) approximately $213 million in net gains related to its cash flow hedges.

13.         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net earnings (loss) – numerator for basic earnings (loss) per share	$504	$231	$(857)
Interest on senior convertible notes	27	27	-
Net earnings (loss) adjusted for interest on senior convertible notes – numerator for diluted earnings per share	$531	$258	$(857)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	245	205	165

Effect of dilutive securities:
Senior convertible notes	32	32	-
Employee options and shares	34	44	-
Assumed treasury shares purchased	(12)	(17)	-
Diluted potential common shares

Denominator for diluted earnings loss per share – weighted-average shares	299	264	165

Basic earnings (loss) per share	$2.06	$1.13	$(5.18)

Diluted earnings (loss) per share	$1.78	$0.98	$(5.18)

For the year ended December 31, 2007 and 2006, approximately 7 million and 10 million shares related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.  Approximately 78 million shares issuable upon conversion of the Company’s convertible notes, employee stock options and deferred stock were not added to the denominator for the year ended December 31, 2005 because inclusion of such shares would be antidilutive.

14.         Segment Reporting

The Company's operations of American and AMR Eagle are treated as an integrated route network and the route scheduling system maximizes the operating results of the Company.  The Company's chief operating decision maker makes resource allocation decisions to maximize the Company's consolidated financial results.  Based on the way the Company treats the network and the manner in which resource allocation decisions are made, the Company has only one operating segment for financial reporting purposes consisting of the operations of American and AMR Eagle.

American is largest scheduled passenger airline in the world in terms of available seat miles and revenue passenger miles.  At the end of 2007, American provided scheduled jet service to approximately 170 destinations throughout North America, the Caribbean, Latin America, Europe and Asia.  American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.  AMR Eagle owns two regional airlines, which do business as "American Eagle” - American Eagle Airlines, Inc. and Executive Airlines, Inc.  The American Eagle® carriers provide connecting service from eight of American's high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.

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

The Company’s operating revenues by geographic region (as defined by the Department of Transportation) are summarized below (in millions):

	Year Ended December 31,
	2007	2006	2005

DOT Domestic	$14,179	$14,159	$13,245
DOT Latin America	4,268	4,024	3,568
DOT Atlantic	3,556	3,409	3,115
DOT Pacific	932	971	784

Total consolidated revenues	$22,935	$22,563	$20,712

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment.  The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

15.         Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2007 and 2006 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Operating revenues	$5,427	$5,879	$5,946	$5,683
Operating income (loss)	248	467	319	(69)
Net earnings (loss)	81	317	175	(69)
Earnings (loss) per share:
Basic	0.35	1.28	0.70	(0.28)
Diluted	0.30	1.08	0.61	(0.28)

2006
Operating revenues	$5,344	$5,975	$5,847	$5,397
Operating income	115	476	284	185
Net earnings (loss)	(92)	291	15	17
Earnings (loss) per share:
Basic	(0.49)	1.44	0.07	0.08
Diluted	(0.49)	1.14	0.06	0.07

The third quarter 2006 results include a charge of $99 million for changes in market value of hedges that did not qualify for hedge accounting during the quarter.  The 2006 results include the immaterial impact of adopting FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”, as adjusted in the fourth quarter of each year.

The third quarter 2007 results include a charge of $40 million for to correct certain vacation accruals included in Wages, salaries and benefits expense.  Of this amount, $30 million related to the years 2003 through 2006.

15.         Quarterly Financial Data (Unaudited) (Continued)

The fourth quarter 2007 results include the impact of several items including:  a $138 million gain on the sale of AMR’s stake in ARINC included in Other Income, Miscellaneous – net, a $39 million gain to reflect the positive impact of the change to an 18-month expiration of AAdvantage miles included in Passenger revenue, and a $63 million charge associated with the retirement of 24 MD-80 aircraft and certain other equipment that previously had been temporarily stored included in Other operating expenses.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. During the quarter ending on December 31, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears below.

/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer

/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AMR Corporation

We have audited AMR Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AMR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMR Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 of AMR Corporation and related financial statement schedule and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2008

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 2008.  Information concerning the executive officers is included in Part I of this report on page 25 and information concerning the Company’s code of ethics in included in Part I of this report on page 10.

ITEM 11.                     EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 2008.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	11,844,615	$ 27.76	-**

Equity compensation plans not approved by security holders	14,276,053*	$ 5.66	509,244

Total	26,120,668	$ 15.68	509,244

*	Represents 14,276,053 options granted under the 2003 Employee Stock Incentive Plan (the ESIP). The ESIP was implemented in accordance with the rules of the New York Stock Exchange.
**	Additional shares may become available for future use as certain employee stock options are settled as SSARs.

See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 2008.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 2008.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 21, 2008.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page

Report of Independent Registered Public Accounting Firm	47

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	48

Consolidated Balance Sheets at December 31, 2007 and 2006	49-50

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	51

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005	52

Notes to Consolidated Financial Statements	53-80

(2)	The following financial statement schedule is filed as part of this report:
Page

Schedule II Valuation and Qualifying Accounts and Reserves	96

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

10.9
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.9 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.10	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and John W. Bachmann.

10.11
Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and David L. Boren, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.12
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.13 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.13
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.17 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.14
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and David L. Boren, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.15
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and David L. Boren, incorporated by reference to Exhibit10.23 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.16	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and David L. Boren.

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

10.23
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.24
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.25
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.26
Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.33  to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.27	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Armando M. Codina.

10.28
Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.

10.29
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.30
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.31
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.33 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.32
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Earl G. Graves, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.33	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Earl G. Graves.

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

10.38
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ann M. Korologos incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.39	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ann M. Korologos.

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

10.44
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.45	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Michael A. Miles.

10.46
Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.47
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.48
Deferred Compensation Agreement, dated as of November 15, 2002 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.49
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.50
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.51
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.47 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.52
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.56 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.53	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Philip J. Purcell.

10.54
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.55
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.58 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.56	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ray M. Robinson.

10.57	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.58
Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.59
Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.60
Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.61
Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.62
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.63
Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.64
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

10.67
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.69 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.68	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Judith Rodin.

10.69
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.65 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.70
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.71
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.72	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Matthew K. Rose.

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

10.78
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.78 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.79	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Roger T. Staubach.

10.80	Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Rajat K. Gupta.

10.81	Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Alberto Ibargüen.

10.82
Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.83	Current form of Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.84
Current form of 2003 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.85
Current form of 2004 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.86
Current form of 2005 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.87	Current form of 2003 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.88	Current form of 2004 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.89
Current form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.90
Current form of Amendment of Stock Option Agreements under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2006.

10.91
Career Performance Shares, Deferred Stock Award Agreement between AMR Corporation and Gerard J. Arpey dated as of July 25, 2005, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.92
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

10.95
Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.96
Current form of 2006 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.97
Current form of 2007 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007

10.98
Current form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.99
Current form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007

10.100
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 1998.

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

10.123	2008 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated January 22, 2008.

10.124	2007 Annual Incentive Plan for American, as amended and restated as of January 9, 2008.

10.125
Form of 2006-2008 Performance Share Agreement (with awards to executive officers noted) and 2006-2008 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.4 to AMR’s current report on Form 10-Q for the quarterly period ended June 30, 2006.

10.126
 Form of 2007-2009 Performance Share Agreement (with awards to executive officers noted), and 2007-2009 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007.

10.127	Form of 2005 Deferred Share Award Agreement, as Amended and Restated as of January 16, 2007, incorporated by reference to Exhibit 99.4 to AMR’s current report on Form 8-K dated January 17, 2007.

10.128	AMR Corporation 1998 Long-Term Incentive Plan, as Amended, incorporated by reference to Exhibit 10.132 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.129
Amendment of Stock Option Agreements Under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to Exhibit 10.132 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.130	American Airlines 2008 Employee Profit Sharing Plan.

10.131
Stock Purchase Agreement dated as of July 3, 2007, between American Airlines, Inc., Radio Acquisition Corp., ARINC Incorporated, and the other parties identified therein, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended September 30, 3007.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.132
Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.34  to AMR’s report on Form 10-K for the year ended December 31, 2006

10.133
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated August 17, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.134
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated November 20, 2007.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.135
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated December 10, 2007.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.136
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated January 20, 2008.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.137
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated February 11, 2008.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21	Significant subsidiaries of the registrant as of December 31, 2007.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Gerard J. Arpey	/s/ Thomas W Horton
Gerard J. Arpey	Thomas W. Horton
Director, Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John W. Bachmann	/s/ Ann McLaughlin Korologos
John W. Bachmann, Director	Ann McLaughlin Korologos, Director

/s/ David L. Boren	/s/ Michael A. Miles
David L. Boren, Director	Michael A. Miles, Director

/s/ Armando M. Codina	/s/ Philip J. Purcell
Armando M. Codina, Director	Philip J. Purcell, Director

/s/ Earl G. Graves	/s/ Ray M. Robinson
Earl G. Graves, Director	Ray M. Robinson, Director

/s/ Rajat K. Gupta	/s/ Judith Rodin
Rajat K. Gupta, Director	Judith Rodin, Director

/s/ Alberto Ibargüen	/s/ Matthew K. Rose
Alberto Ibargüen, Director	Matthew K. Rose, Director

/s/ Roger T. Staubach
Roger T. Staubach, Director
Date: February 20, 2008

AMR CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
 (in millions)

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-offs (net of recoveries)	Sales, retire- ments and transfers	Balance at end of year
Year ended December 31, 2007
Allowance for obsolescence of inventories	$ 411	$ 27	$ -	$ -	$ (14)	$ 424

Allowance for uncollectible accounts	45	(1)		(3)		41

Reserves for environmental remediation costs	33	-	(7)	(5)	-	21

Year ended December 31, 2006
Allowance for obsolescence of inventories	$ 410	$ 24	$ -	$ -	$ (23)	$ 411

Allowance for uncollectible accounts	60	3	-	(25)	7	45

Reserves for environmental remediation costs	40	2	(9)	-	-	33

Year ended December 31, 2005
Allowance for obsolescence of inventories	$ 379	$ 31	$ -	$ -	$ -	$ 410

Allowance for uncollectible accounts	59	6	-	(5)	-	60

Reserves for environmental remediation costs	62	(18)	(4)	-	-	40

Allowance for insurance receivable	22	(22)	-	-	-	-