Form 10-Q
period 2008-04-17
AMR CORP
filed 2008-04-18
CIK 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008.

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

Common Stock, $1 par value – 249,456,388 shares as of April 14, 2008.

INDEX

AMR CORPORATION

PART I:                 FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three months ended March 31, 2008 and 2007

Condensed Consolidated Balance Sheets -- March 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2008 and 2007

Notes to Condensed Consolidated Financial Statements -- March 31, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:                      OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)(In millions,except per share amounts)
	Three Months Ended March 31,
	2008	2007
Revenues
Passenger - American Airlines	$4,379	$4,176
- Regional Affiliates	581	558
Cargo	215	201
Other revenues	522	492
Total operating revenues	5,697	5,427

Expenses
Aircraft Fuel	2,050	1,410
Wages, salaries and benefits	1,644	1,671
Other rentals and landing fees	323	329
Depreciation and amortization	309	290
Commissions, booking fees and credit card expense	257	249
Maintenance, materials and repairs	315	248
Aircraft rentals	125	151
Food service	127	127
Other operating expenses	734	704
Total operating expenses	5,884	5,179

Operating Income (Loss)	(187)	248

Other Income (Expense)
Interest income	53	77
Interest expense	(194)	(241)
Interest capitalized	5	9
Miscellaneous - net	(5)	(12)
	(141)	(167)

Income (Loss) Before Income Taxes	(328)	81
Income tax	-	-
Net Earnings (Loss)	$(328)	$81

Earnings (Loss) Per Share
Basic	$(1.32)	$0.35

Diluted	$(1.32)	$0.30

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	March 31,	December 31,
	2008	2007
Assets
Current Assets
Cash	$203	$148
Short-term investments	4,316	4,387
Restricted cash and short-term investments	426	428
Receivables, net	1,109	1,027
Inventories, net	637	601
Fuel derivative contracts	578	416
Other current assets	244	222
Total current assets	7,513	7,229

Equipment and Property
Flight equipment, net	13,845	13,977
Other equipment and property, net	2,397	2,413
Purchase deposits for flight equipment	345	241
	16,587	16,631

Equipment and Property Under Capital Leases
Flight equipment, net	686	686
Other equipment and property, net	72	77
	758	763

Route acquisition costs and airport operating and gate lease rights, net	1,148	1,156
Other assets	2,760	2,792
	$28,766	$28,571
Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$1,318	$1,182
Accrued liabilities	2,221	2,267
Air traffic liability	4,475	3,985
Current maturities of long-term debt	1,412	902
Current obligations under capital leases	146	147
Total current liabilities	9,572	8,483

Long-term debt, less current maturities	8,745	9,413
Obligations under capital leases, less current obligations	630	680
Pension and postretirement benefits	3,657	3,620
Other liabilities, deferred gains and deferred credits	3,673	3,718

Stockholder’s Equity Preferred stock	-	-
Common stock	255	255
Additional paid-in capital	3,496	3,489
Treasury stock	(367)	(367)
Accumulated other comprehensive loss	823	670
Accumulated deficit	(1,718)	(1,390)
	2,489	2,657
	$28,766	$28,571

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
	Three Months Ended March 31,
	2008	2007
Net Cash Provided by Operating Activities	$449	$902

Cash Flow from Investing Activities:
Capital expenditures	(217)	(182)
Net (increase) decrease in short-term investments	71	(644)
Net increase in restricted cash and short-term investments	2	(3)
Proceeds from sale of equipment and property	2	13
Other	1	(2)
Net cash used by investing activities	(141)	(818)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(254)	(646)
Proceeds from:
Issuance of common stock, net of issuance costs	-	497
Reimbursement from construction reserve account	1	42
Exercise of stock options	-	47
Net cash used by financing activities	(253)	(60)

Net increase in cash	55	24
Cash at beginning of period	148	121

Cash at end of period	$203	$145

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.  The condensed consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes thereto included in the AMR Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

2.
In the first quarter of 2008, AMR reclassified revenues associated with the marketing component of AAdvantage program mileage sales from Passenger revenue to Other revenue.  As a result of this change, approximately $150 million of revenue was reclassified from Passenger revenue to Other revenue in the quarter ended March 31, 2007 to conform to the current presentation.

3.
As of March 31, 2008, the Company had commitments to acquire 25 Boeing 737-800s in 2009, three Boeing 737-800s in 2010 and an aggregate of 26 Boeing 737 aircraft and seven Boeing 777 aircraft in 2013 through 2016.  Payments will approximate $239 million in the remainder of 2008, $498 million in 2009, $50 million in 2010, $106 million in 2011, $336 million in 2012, and $1.5 billion for 2013 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.  However, if as anticipated, the Company commits to accelerating the delivery dates of a significant number of aircraft in the future, a significant portion of the $1.9 billion commitment from 2011 and beyond will be accelerated into 2008, 2009 and 2010.  In addition, any incremental aircraft orders will increase the Company’s commitments.

On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.  The evaluation of this allegation is still in the early stages, but based on the information to date, the Company has not recorded any reserve for this exposure for the quarter ended March 31, 2008.

4.
Accumulated depreciation of owned equipment and property at March 31, 2008 and December 31, 2007 was $12.0 billion and $11.9 billion, respectively.  Accumulated amortization of equipment and property under capital leases at March 31, 2008 and December 31, 2007 was $1.1 billion and $1.2 billion, respectively.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.
As discussed in Note 7 to the consolidated financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $50 million during the three months ended March 31, 2008 to $675 million as of March 31, 2008, including the impact of comprehensive loss for the three months ended March 31, 2008 and changes from other adjustments.

6.
As of March 31, 2008, AMR had issued guarantees covering approximately $1.4 billion of American’s tax-exempt bond debt and American had issued guarantees covering approximately $1.1 billion of AMR’s unsecured debt.  In addition, as of March 31, 2008, AMR and American had issued guarantees covering approximately $327 million of AMR Eagle’s secured debt and AMR has issued guarantees covering an additional $2.2 billion of AMR Eagle’s secured debt.

As discussed in Note 6 to the consolidated financial statements in the 2007 Form 10-K, the Company has outstanding $324 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes) and $300 million principal amount of its 4.25 percent senior convertible notes due 2023 (the 4.25 Notes). On each of February 15, 2009 for the 4.50 Notes, and on September 23, 2008 for the 4.25 notes, and then again at certain later dates, the holders may require us to purchase all or a portion of their notes at a price equal to 100% of their principal amount plus unpaid interest which may be paid in cash, common stock or a combination of cash and common stock.  Accordingly, the Company has classified both the $324 million principal and the $300 million principal amounts of the 4.50 Notes and the 4.25 Notes, respectively, into Current maturities of long term debt as of March 31, 2008 as a result of the existence of these put provisions.

7.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The Company’s short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.  The Company’s fuel derivative contracts, which primarily consist of commodity options and collars, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of March 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short term investments [1]	$4,316	$751	$3,565	$-
Restricted cash and short-term investments [1]	426	426	-	-
Fuel derivative contracts [1]	578	-	578	-

Total	$5,320	$1,177	$4,143	$-

1 Unrealized gains or losses on short term investments, restricted cash and short-term investments and derivatives are recorded in Accumulated other comprehensive income (loss) at each measurement date.

8.	The following table provides the components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 (in millions):
	Pension Benefits		Retiree Medical and Other Benefits
	2008	2007	2008	2007

Components of net periodic benefit cost

Service cost	$81	$92	$13	$17
Interest cost	171	168	43	47
Expected return on assets	(198)	(187)	(5)	(4)
Amortization of:
Prior service cost	4	4	(4)	(4)
Unrecognized net (gain) loss	-	7	(6)	(2)

Net periodic benefit cost	$58	$84	$41	$54

  The Company contributed $25 million to its defined benefit pension plans during the three months ended March 31, 2008 and contributed $50 million on April 15, 2008.

9.
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the components of these charges and the remaining accruals for these charges (in millions):

	Aircraft Charges	Facility Exit Costs	Total
Remaining accrual at December 31, 2007	$126	$18	$144
Adjustments	-	(5)	(5)
Payments	(18)	-	(18)
Remaining accrual at March 31, 2008	$108	$13	$121

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three months ended March 31, 2008 comprehensive loss was $(175) million, as opposed to comprehensive income of $153 million for the three months ended March 31, 2007. The difference between net income (loss) and comprehensive income (loss) for both of the three month periods ended March 31, 2008 and 2007 is due primarily to the accounting for the Company’s derivative financial instruments.  Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited with the Company.  As of March 31, 2008 the collateral held in Short-term investments by AMR from such counterparties was $274 million, an increase of $110 million from December 31, 2007.

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

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.	The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net earnings (loss) – numerator for basic earnings (loss) per share	$(328)	$81
Interest on senior convertible notes	-	7

Net earnings (loss), adjusted for interest on senior convertible notes – numerator for diluted earnings (loss) per share	$(328)	$88

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	249	236
Effect of dilutive securities: Senior convertible notes	-	32
Employee options and shares	-	46
Assumed treasury shares repurchased	-	(16)
Dilutive potential common shares	-	62
Denominator for basic and diluted loss per share – weighted average shares	249	298

Basic earnings (loss) per share	$(1.32)	$0.35

Diluted earnings (loss) per share	$(1.32)	$0.30

Approximately 43 million shares related to employee stock options, performance share plans, convertible notes and deferred stock were not added to the denominator for the three months ended March 31, 2008 because inclusion of such shares would have been antidilutive.  For the three months ended March 31, 2008 approximately 12 million shares related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.

An insignificant amount of shares related to stock options were not added to the denominator because the options’ exercise prices were greater than the average market price for the common shares for the three month period ended March 31, 2007.

12.
On April 16, 2008, the Company announced that it has reached a definitive agreement with Lighthouse Holdings, Inc., which is owned by investment funds affiliated with TPG Capital, L.P. and Pharos Capital Group, LLC for the sale of American Beacon Advisors, Inc. (American Beacon), its wholly-owned asset management subsidiary. AMR expects to receive total consideration of approximately $480 million, of which a substantial portion will result in a gain.  While primarily a cash transaction, AMR will retain a minority equity stake in the business.  The sale is expected to close in the summer of 2008 subject to customary closing conditions and the final approval of the Board of Trustees of the American Beacon family of mutual funds, shareholders of the American Beacon family of mutual funds, and consents from other American Beacon clients.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events.  When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," “indicates,” “believes,” “forecast,” “guidance,” “outlook,”  “may,” “will,” “should,” “seeks”, “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our objectives, plans or goals are forward-looking statements.  Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, fleet plans, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.  All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements:  the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the ability of the Company to generate additional revenues and reduce its costs; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation, competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; the Company’s need to raise additional funds and its ability to do so on acceptable terms; changes in the Company’s corporate or business strategy; government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Company’s 2007 Form 10-K (see in particular Item 1A “Risk Factors” in the 2007 Form 10-K).

Overview

The Company recorded a net loss of $328 million in the first quarter of 2008 compared to net earnings of $81 million in the same period last year.  The Company’s loss reflects a dramatic year-over-year increase in fuel prices from an average of $1.85 per gallon in the first quarter 2007 to an average of $2.74 per gallon in the first three months of 2008.  Fuel expense is the Company’s largest single expense category and the price increase resulted in $665 million in incremental year-over-year fuel expense in the first quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).

The significant rise in fuel price was partially offset by higher unit revenues (passenger revenue per available seat mile).  Mainline passenger unit revenues increased 6.5 percent for the first quarter due to a one point load factor increase and a 5.1 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2007.  Although load factor performance and passenger yield showed year-over-year improvement, passenger yield remains low by historical standards and below the Company’s peak yield set in the year 2000.  The Company believes this is the result of a fragmented industry with numerous competitors and excess capacity, increased competition from low cost carriers and from carriers that have recently reorganized under the protection of Chapter 11, pricing transparency resulting from the use of the Internet, and other factors.  We believe that our reduced pricing power could persist indefinitely.

As of March 31, 2008, the Company had commitments to acquire 25 Boeing 737-800s in 2009, three Boeing 737-800s in 2010 and an aggregate of 26 Boeing 737 aircraft and seven Boeing 777 aircraft in 2013 through 2016 as a part of its fleet replacement strategy.  On April 1, 2008, AMR committed to acquire two incremental Boeing 737-800s to be delivered in 2009.  See subsection entitled “Significant Indebtedness and Future Financing” under Item 2. Management’s Discussion and Analysis and Note 3 to the condensed consolidated financial statements for more information.

On April 16, 2008, the Company announced that it has reached a definitive agreement for the sale of American Beacon.  See Note 12 to the condensed consolidated financial statements for more information.

The Company’s ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are referred to under “Forward-Looking Information” above and are discussed in the Risk Factors listed in Item 1A (on pages 11-17) in the 2007 Form 10-K. In addition, four of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K.  As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as substantial pension funding obligations, the Company will need access to additional funding.

The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company’s owned aircraft, including most of the Company’s Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company’s and American’s recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, revenues that are weak by historical standards and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain necessary funding on acceptable terms would have a material adverse impact on the Company.

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

Future payments for all aircraft that the Company was committed to acquire as of March 31, 2008, including the estimated amounts for price escalation, are currently estimated to be approximately $2.7 billion, with the majority currently scheduled to be made in 2011 through 2016.  Payments are currently scheduled to be approximately $239 million in the remainder of 2008, $498 million in 2009, $50 million in 2010, $106 million in 2011, $336 million in 2012, and $1.5 billion for 2013 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.  However, the Company intends to accelerate the delivery of certain aircraft that it is committed to purchase and order additional aircraft, as described below.

As a part of the Company’s efforts to improve the cost and fuel efficiency of its fleet, as well as lessen the Company’s impact on the environment, AMR announced on April 16, 2008 its intention to further accelerate the replacement of its MD-80 aircraft fleet with Boeing 737-800 aircraft. The Company now intends to take delivery of a total of 34 Boeing 737-800 aircraft in 2009 and expects to take delivery of 36 Boeing 737-800s in 2010.  These expected deliveries would be pursuant to both accelerated orders and incremental orders.  If, as anticipated, the Company commits to accelerating the delivery dates of additional aircraft, the related capital expenditure commitments will be accelerated, and any incremental aircraft orders will increase the Company’s obligation.  This proposed fleet replacement plan would increase the Company’s 2008-2010 commitments described above by an estimated $1.3 billion.  The Company’s continued replacement strategy, and its execution of that strategy, will depend on such factors as future economic and industry conditions and the financial condition of the Company.  The Company also continues to evaluate the economic benefits and other aspects of replacing some of the other aircraft in its fleet with new aircraft.

The Company currently has no committed financing for any aircraft that it is committed to purchase or that it may order.  The Company will need additional financing to continue to execute its fleet replacement plan.

Credit Facility Covenants

American has a secured bank credit facility which consists of a $255 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $439 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). In 2007, American paid in full the $255 million principal balance of the Revolving Facility and as of March 31, 2008, it remained undrawn.  American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility.  AMR and American were in compliance with the Liquidity Covenant as of March 31, 2008 and expect to be able to continue to comply with this covenant.  In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  The required ratio was 1.40 to 1.00 for the four quarter period ending March 31, 2008, and will increase to 1.50 to 1.00 for the four quarter period ending June 30, 2009.  AMR and American were in compliance with the EBITDAR covenant for the period ending March 31, 2008; however, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will be able to continue to comply with this covenant for subsequent periods, and there are no assurances that AMR and American will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company’s other debt and lease obligations and otherwise have a material adverse impact on the Company.

Credit Card Processing Agreement

Under American’s credit card processing agreement, the card processor may require American to maintain with the processor a reserve from American’s credit card receivables under certain circumstances.  The amount of any such reserve would be based on, among other things, the amount of unrestricted cash held by American and American’s debt service coverage ratio, as defined in the agreement.  American is not currently required to maintain any reserve under the agreement. Given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether American could be required to maintain such a reserve in the future and, if so, the amount of the reserve.

Pension Funding Obligation

The Company has contributed $25 million to its defined benefit pension plans during the three months ended March 31, 2008 and contributed $50 million on April 15, 2008.

 Cash Flow Activity

At March 31, 2008, the Company had $4.5 billion in unrestricted cash and short-term investments, comparable with the balance as of December 31, 2007, and $255 million available under the Revolving Facility.  Net cash provided by operating activities in the three-month period ended March 31, 2008 was $449 million, a decrease of $453 million over the same period in 2007 primarily due to a dramatic year-over-year increase in average fuel prices from $1.85 per gallon in the first quarter 2007 to $2.74 per gallon in the first three months of 2008.  The fuel price increase resulted in $665 million in incremental year-over-year expense in the first quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).  The Company contributed $25 million to its defined benefit pension plans in the first quarter of 2008 compared to $62 million during the first quarter of 2007.

Capital expenditures for the first three months of 2008 were $217 million and primarily included aircraft purchase deposits and aircraft modifications.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.  Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

Revenues

The Company’s revenues increased approximately $270 million, or 5.0 percent, to $5.7 billion in the first quarter of 2008 from the same period last year.  American’s passenger revenues increased by 4.9 percent, or $203 million, on a 1.5 percent decrease in capacity (available seat mile) (ASM).  American’s passenger load factor increased 1.0 point to 79.1 percent while passenger yield increased by 5.1 percent to 13.48 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 6.5 percent to 10.67 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended March 31, 2008
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.5	6.9%	25.8	(3.6)%
International	10.9	5.6	15.2	2.2
DOT Latin America	12.1	8.0	8.1	3.5
DOT Atlantic	9.4	(0.5)	5.5	1.6
DOT Pacific	9.8	10.7	1.6	(2.5)

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $23 million, or 4.1 percent, to $581 million as a result of increased passenger yield.  Regional Affiliates’ traffic decreased 5.3 percent to 2.1 billion revenue passenger miles (RPMs), while capacity decreased 5.1 percent to 3.1 billion ASMs, resulting in a 0.1 point decrease in the passenger load factor to 69.0 percent.

In the first quarter of 2008, the Company began classifying certain mileage sales revenue to Other revenue, which was previously recognized as a component of Passenger revenue.  See Note 2 to the condensed consolidated financial statements for additional information.

--

Operating Expenses

The Company’s total operating expenses increased 13.6 percent, or $705 million, to $5.9 billion in the first quarter of 2008 compared to the first quarter of 2007.  The Company’s operating expenses per ASM in the first quarter of 2008 increased 15.7 percent to 13.32 cents compared to the first quarter of 2007. These increases are due primarily to a dramatic year-over-year increase in fuel prices from $1.85 per gallon in the first quarter 2007 to $2.74 per gallon in the first three months of 2008.  Fuel expense is the Company’s largest single expense category and the price increase resulted in $665 million in incremental year-over-year fuel expense in the first quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed). Continuing high fuel prices, additional increases in the price of fuel and/or disruptions in the supply of fuel would further adversely affect the Company’s financial condition and results of operations.

In addition, the Company’s operating and financial results were significantly affected by a significant number of weather related cancellations that resulted in an approximately three percent decrease in the Company’s scheduled mainline departures during the first quarter of 2008.

(in millions) Operating Expenses	Three Months Ended March 31, 2008	Change from 2007	Percentage Change

Aircraft Fuel	$2,050	$640	45.4%	(a)
Wages, salaries and benefits	1,644	(27)	(1.6)
Other rentals and landing fees	323	(6)	(1.8)
Depreciation and amortization	309	19	6.6
Commissions, booking fees and credit card expense	257	8	3.2
Maintenance, materials and repairs	315	67	27.0	(b)
Aircraft rentals	125	(26)	(17.2)
Food service	127	-	-
Other operating expenses	734	30	4.3
Total operating expenses	$5,884	$705	13.6%

(a)
Aircraft fuel expense increased primarily due to a 48.0% percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging) offset by a 1.8 percent decrease in the Company’s fuel consumption.

(b)
Maintenance, materials and repairs expense increased due to a heavier workscope of scheduled airframe maintenance overhauls, repair costs and volume, and contractual engine repair rates, which are driven by aircraft age.

Other Income (Expense)

Interest income decreased $24 million due to both a decrease in short-term investment balances and a decrease in interest rates.  Interest expense decreased $47 million as a result of a decrease in the Company’s long-term debt balance.

Income Tax

The Company did not record a net tax provision (benefit) associated with its first quarter 2008 loss and first quarter 2007 earnings due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	32,488	32,575
Available seat miles (millions)	41,052	41,691
Cargo ton miles (millions)	505	524
Passenger load factor	79.1%	78.1%
Passenger revenue yield per passenger mile (cents)	13.48	12.82
Passenger revenue per available seat mile (cents)	10.67	10.02
Cargo revenue yield per ton mile (cents)	42.57	38.36
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	12.63	10.91
Fuel consumption (gallons, in millions)	680	692
Fuel price per gallon (cents)	273.2	184.2
Operating aircraft at period-end	654	697

Regional Affiliates
Revenue passenger miles (millions)	2,142	2,262
Available seat miles (millions)	3,106	3,274
Passenger load factor	69.0%	69.1%

(*)	Excludes $721 million and $668 million of expense incurred related to Regional Affiliates in 2008 and 2007, respectively.

Operating aircraft at March 31, 2008, included:

American Airlines Aircraft		AMR Eagle Aircraft
Airbus A300-600R	34	Bombardier CRJ-700	25
Boeing 737-800	77	Embraer 135	39
Boeing 757-200	124	Embraer 140	59
Boeing 767-200 Extended Range	15	Embraer 145	108
Boeing 767-300 Extended Range	57	Super ATR	39
Boeing 777-200 Extended Range	47	Saab 340B/340B Plus	34
McDonnell Douglas MD-80	300	Total	304
Total	654

The average aircraft age for American’s and AMR Eagle’s aircraft is 15.0 years and 7.9 years, respectively.

Of the operating aircraft listed above, six operating leased Saab 340B Plus aircraft were in temporary storage as of March 31, 2008.

Owned and leased aircraft not operated by the Company at March 31, 2008, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 767-300 Extended Range	1	Embraer 145	10
Boeing 767-200 Extended Range	1	Saab 340B/340B Plus	21
Fokker 100	4	Total	31
McDonnell Douglas MD-80	36
Total	42

AMR Eagle leased its 10 owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

Outlook

The Company currently expects second quarter 2008 mainline unit costs to increase approximately 17.7 percent year over year and full year 2008 mainline unit cost to increase approximately 14.4 percent year over year primarily due to the increase in the price of fuel.  The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond our control.  Fuel prices are volatile and the Company expects full year fuel expense to increase significantly in 2008 versus 2007.

As a result of increased fuel prices and growing concerns about the economy, the Company is reducing full year capacity from the previous guidance given in its Annual Report on Form 10-K for the year ended December 31, 2007.  Capacity for American’s mainline jet operations is expected to decline 1.4 percent in the second quarter compared to the second quarter of 2007 and is expected to decline approximately 1.4 percent for the full year 2008 compared to 2007.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: accounting for long-lived assets, routes, passenger revenue, frequent flyer program, stock compensation, pensions and retiree medical and other benefits, income taxes and derivatives accounting.  These policies and estimates are described in the 2007 Form 10-K, except as updated below.

Fair value – The Company has adopted Financial Accounting Standard No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.   For additional information on the fair value of certain financial assets and liabilities, see Note 7 to the condensed consolidated financial statements for additional information.

Under SFAS 157, AMR utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities.  The Company’s fuel derivative contracts, which primarily consist of commodity options and collars, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves volatilities.  The Company’s short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.

Long-lived assets – The recorded value of our fixed assets is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company's fleet plan has been the primary indicator that has resulted in an impairment charge in the past.

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

On April 16, 2008, the Company announced its intention to further accelerate the replacement of certain of its MD-80 aircraft fleet with Boeing 737-800 aircraft. The Company now intends to take delivery of a total of 34 Boeing 737-800 aircraft in 2009 and expects to take delivery of 36 Boeing 737-800s in 2010.  See further discussion of aircraft commitments and the fleet replacement plan in subsection entitled “Significant Indebtedness and Future Financing” under Item 2. Management’s Discussion and Analysis and Note 3 to the condensed consolidated financial statements.

In addition to the acceleration of depreciation expense that will be recorded in future periods due to a change in the estimated useful life of certain MD-80 aircraft, the Company considered whether a triggering event had occurred upon the announcement of the accelerated replacement of a portion of the MD-80 fleet, and determined that estimated future cash flows expected to be generated by the fleet did not warrant any impairment.  To the extent AMR continues to commit to additional aircraft to replace the MD-80 fleet, or makes a further reduction in the estimated useful life of the MD-80 fleet, or other events and circumstances cause a deterioration of the future cash flows expected to be generated by that fleet, an impairment of the MD-80 fleet may result.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2007 Form 10-K.  The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical 10 percent increase in the March 31, 2008 cost per gallon of fuel.  Based on projected 2008 and 2009 fuel usage through March 31, 2009, such an increase would result in an increase to aircraft fuel expense of approximately $790 million in the twelve months ended March 31, 2009, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2008, and assumes the Company’s fuel hedging program remains effective under Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Comparatively, based on projected 2008 fuel usage, such an increase would  result in an increase to aircraft fuel expense of approximately $649 million in the twelve months ended December 31, 2008, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2007.  The change in market risk is primarily due to the increase in fuel prices.

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

As of March 31, 2008, the Company had effective hedges, including option contracts and collars, covering approximately 27 percent of its estimated remaining 2008 fuel requirements.  The consumption hedged for the remainder of 2008 is capped at an average price of approximately $2.48 per gallon of jet fuel excluding taxes and transportation costs.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. During the quarter ending on March 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received from the Swiss Competition Commission a request for information concerning, among other things, the scope and organization of the Company’s activities in Switzerland.  On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission, seeking information regarding the Company's corporate structure, revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.  The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

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

On June 20, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The Company intends to cooperate fully with this investigation. On September 4, 2007, the Attorney General of the State of Florida served the Company with a Civil Investigative Demand as part of its investigation of possible violations of federal and Florida antitrust laws regarding the pricing of air passenger transportation.  In the event that this or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company.

Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation.  On October 25, 2006, these cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, Civ. No. 06-1793 (the “Passenger MDL”).  On July 9, 2007, the Company was named as a defendant in the Passenger MDL.  On March 13, 2008, and March 14, 2008, two additional purported class action complaints, Turner v. American Airlines, et al., Civ. No. 08-1444 (N.D. Cal.), and LaFlamme v. American Airlines, et al., Civ. No. 08-1079 (E.D.N.Y.), were filed against the Company, alleging that the Company violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation in Japan and Germany, respectively.  Plaintiffs in the Turner and LaFlamme cases are seeking trebled money damages and injunctive relief.  The Company vigorously will defend these lawsuits, but any adverse judgment in these actions could have a material adverse impact on the Company.

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

Item 5.  Other Information

American has announced a pay plan, funded at 1.5 percent of base salaries, for all American employees on U.S. payroll, to be effective May 1, 2008.  On April 16, 2008, American’s Board of Directors approved a 1.5 percent increase in the base salaries for officers (including the executive officers of AMR), to be effective May 1, 2008.

On April 16, 2008, the Company amended Article II, Section 2 of its Bylaws to provide that a special meeting of stockholders shall be called, subject to certain notice and information requirements, upon receipt of written requests from holders of shares representing at least 25 percent of our outstanding common stock. The Board of Directors also amended Article X, Sections 1 and 2 of the Company’s Bylaws with respect to the issuance of uncertificated shares and mechanical requirements regarding such shares.  The amendments were effective upon approval by the Board of Directors on April 16, 2008.  The foregoing is merely a summary of the material amendments to the Bylaws and is qualified entirely by the amended Bylaws, a copy of which is included as Exhibit 14 to this Form 10-Q and is incorporated herein by reference into this Item 5 in its entirety.

Item 6.  Exhibits

The following exhibits are included herein:

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2008 and 2007.

13.1	Purchase Agreement No. 1977 Supplement No. 25 dated March 12, 2008.

13.2	Purchase Agreement No. 1977 Supplement No. 26 dated April 11, 2008.

14	Bylaws of AMR Corporation, as amended and restated as of April 16, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date:  April 18, 2008                                             BY:    Thomas W. Horton
Executive Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)