Form 10-Q
period 2008-06-30
AMR CORP
filed 2008-07-17
CIK 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

[✓]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008.

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

Common Stock, $1 par value – 251,147,538 shares as of July 14, 2008.

INDEX

AMR CORPORATION

PART I:FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three and six months ended June 30, 2008 and 2007

Condensed Consolidated Balance Sheets -- June 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2008 and 2007

Notes to Condensed Consolidated Financial Statements -- June 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:OTHER INFORMATION

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Passenger – American Airlines	$4,735	$4,525	$9,114	$8,701
- Regional Affiliates	683	658	1,264	1,216
Cargo	233	200	448	401
Other revenues	528	496	1,050	988
Total operating revenues	6,179	5,879	11,876	11,306

Expenses
Aircraft fuel	2,423	1,644	4,473	3,054
Wages, salaries and benefits	1,658	1,655	3,302	3,326
Other rentals and landing fees	318	313	641	642
Depreciation and amortization	324	295	633	585
Maintenance, materials and repairs	323	268	638	516
Commissions, booking fees and credit card expense	259	268	516	517
Aircraft rentals	125	152	250	303
Food service	133	133	260	260
Special charges	1,164	-	1,164	-
Other operating expenses	742	684	1,476	1,388
Total operating expenses	7,469	5,412	13,353	10,591

Operating Income (Loss)	(1,290)	467	(1,477)	715

Other Income (Expense)
Interest income	48	90	101	167
Interest expense	(185)	(235)	(379)	(476)
Interest capitalized	8	5	13	14
Miscellaneous – net	(29)	(10)	(34)	(22)
	(158)	(150)	(299)	(317)

Income (Loss) Before Income Taxes	(1,448)	317	(1,776)	398
Income tax	-	-	-	-
Net Earnings (Loss)	$(1,448)	$317	$(1,776)	$398

Earnings (Loss) Per Share
Basic	$(5.77)	$1.28	$(7.10)	$1.65

Diluted	$(5.77)	$1.08	$(7.10)	$1.38

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	June 30,	December 31,
	2008	2007
Assets
Current Assets
Cash	$287	$148
Short-term investments	4,782	4,387
Restricted cash and short-term investments	434	428
Receivables, net	1,166	1,027
Inventories, net	702	601
Fuel derivative contracts	1,282	416
Other current assets	419	222
Total current assets	9,072	7,229

Equipment and Property
Flight equipment, net	12,702	13,977
Other equipment and property, net	2,390	2,413
Purchase deposits for flight equipment	483	241
	15,575	16,631

Equipment and Property Under Capital Leases
Flight equipment, net	340	686
Other equipment and property, net	67	77
	407	763

Route acquisition costs and airport operating and gate lease rights, net	1,123	1,156
Other assets	2,748	2,792
	$28,925	$28,571

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,389	$1,182
Accrued liabilities	2,804	2,267
Air traffic liability	4,889	3,985
Current maturities of long-term debt	1,425	902
Current obligations under capital leases	133	147
Total current liabilities	10,640	8,483

Long-term debt, less current maturities	8,708	9,413
Obligations under capital leases, less current obligations	623	680
Pension and postretirement benefits	3,670	3,620
Other liabilities, deferred gains and deferred credits	3,624	3,718

Stockholders' Equity
Preferred stock	-	-
Common stock	257	255
Additional paid-in capital	3,491	3,489
Treasury stock	(367)	(367)
Accumulated other comprehensive income	1,445	670
Accumulated deficit	(3,166)	(1,390)
	1,660	2,657
	$28,925	$28,571
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2008	2007
Net Cash Provided by Operating Activities	$1,154	$1,743

Cash Flow from Investing Activities:
Capital expenditures	(473)	(364)
Net increase in short-term investments	(395)	(1,091)
Net increase in restricted cash and short-term investments	(6)	(2)
Proceeds from sale of equipment and property	9	23
Other	8	5
Net cash used by investing activities	(857)	(1,429)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(379)	(862)
Proceeds from:
Issuance of long-term debt	70	-
Sale leaseback transactions	151	-
Issuance of common stock, net of issuance costs	-	497
Reimbursement from construction reserve account	-	59
Exercise of stock options	-	86
Net cash used for financing activities	(158)	(220)

Net increase in cash	139	94
Cash at beginning of period	148	121

Cash at end of period	$287	$215

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

2.
Beginning in the first quarter of 2008, AMR reclassified revenues associated with the marketing component of AAdvantage program mileage sales from Passenger revenue to Other revenue.  As a result of this change, approximately $148 million and $298 million of revenue was reclassified from Passenger revenue to Other revenue for the three and six months ended June 30, 2007, respectively, to conform to the current presentation.

3.
As of June 30, 2008, the Company had commitments to acquire 33 Boeing 737-800 aircraft in 2009, seven Boeing 737-800 aircraft in 2010 and an aggregate of 20 Boeing 737 aircraft and seven Boeing 777 aircraft in 2013 through 2016.  Payments will approximate $278 million in the remainder of 2008, $682 million in 2009, $107 million in 2010, $102 million in 2011, $310 million in 2012, and $1.3 billion for 2013 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.  However, if as anticipated, the Company commits to accelerating the delivery dates of a significant number of aircraft in the future, a significant portion of the $1.7 billion commitment from 2011 and beyond will be accelerated into 2008, 2009 and 2010.  In addition, any incremental aircraft orders will increase the Company’s commitments.

On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  The evaluation of these allegations is still in the early stages, but based on the information to date, the Company has not recorded any reserve for this exposure for the quarter ended June 30, 2008. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

4.
Accumulated depreciation of owned equipment and property at June 30, 2008 and December 31, 2007 was $9.9 billion and $11.9 billion, respectively.  Accumulated amortization of equipment and property under capital leases at June 30, 2008 and December 31, 2007 was $591 million and $1.2 billion, respectively. During the second quarter of 2008, the Company recorded an impairment charge to write down its McDonnell Douglas MD80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values.  As a result $2.8 billion of accumulated depreciation and amortization was eliminated as a new cost basis was established for these aircraft. See Note 9 to the condensed consolidated financial statements for more information regarding the impairment charges.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.
As discussed in Note 7 to the consolidated financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $324 million during the six months ended June 30, 2008 to $949 million as of June 30, 2008, including the impact of comprehensive loss for the six months ended June 30, 2008 and changes from other adjustments.

6.
As of June 30, 2008, AMR had issued guarantees covering approximately $1.4 billion of American’s tax-exempt bond debt and American had issued guarantees covering approximately $1.1 billion of AMR’s unsecured debt.  In addition, as of June 30, 2008, AMR and American had issued guarantees covering approximately $327 million of AMR Eagle’s secured debt and AMR has issued guarantees covering an additional $2.2 billion of AMR Eagle’s secured debt.

As discussed in Note 6 to the consolidated financial statements in the 2007 Form 10-K, the Company also has outstanding $324 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes) and $300 million principal amount of its 4.25 percent senior convertible notes due 2023 (the 4.25 Notes). On each of February 15, 2009 for the 4.50 Notes, and on September 23, 2008 for the 4.25 Notes, and then again at certain later dates, the holders may require the Company to purchase all or a portion of their notes at a price equal to 100% of their principal amount plus unpaid interest which may be paid in cash, common stock or a combination of cash and common stock.  Accordingly, the Company has classified both the $324 million principal and the $300 million principal amounts of the 4.50 Notes and the 4.25 Notes, respectively, into Current maturities of long term debt as of June 30, 2008 as a result of the existence of these put provisions.  The Company is evaluating various payment and refinancing alternatives for the outstanding 4.25% notes upon the expected exercise of the put provision in September 2008.  Based on current economic and market conditions, the Company currently expects to settle the 4.25 Notes in cash.

In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The Company is currently evaluating the earnings impact that adoption of FSP APB 14-1 will have on its consolidated financial statements; however the Company expects the adoption to reduce reported earnings.

American has a secured bank credit facility which consists of an undrawn $255 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $438 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility).  The Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow to fixed charges.  In May 2008, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for periods ending on any date from and including June 30, 2008 through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter.  The required ratio will be 0.90 to 1.00 for the one quarter period ending June 30, 2009 and will increase to 1.15 to 1.00 for the four quarter period ending September 30, 2010.

On July 8, 2008, the Company raised approximately $500 million under a loan secured by aircraft, due in installments through 2015.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of June 30, 2008
Description	Total	Level 1	Level 2	Level 3

Short term investments [1]	$4,782	$1,525	$3,257	$-
Restricted cash and short-term investments [1]	434	434	-	-
Fuel derivative contracts [1]	1,282	-	1,282	-

Total	$6,498	$1,959	$4,539	$-
1 Unrealized gains or losses on short term investments, restricted cash and short-term investments and derivatives are recorded in Accumulated other comprehensive income (loss) at each measurement date.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.	The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2007 (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost

Service cost	$81	$93	$162	$185
Interest cost	171	168	342	336
Expected return on assets	(197)	(187)	(395)	(374)
Amortization of:
Prior service cost	4	4	8	8
Unrecognized net loss	1	6	1	13

Net periodic benefit cost	$60	$84	$118	$168

	Retiree Medical and Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost

Service cost	$14	$18	$27	$35
Interest cost	43	49	86	96
Expected return on assets	(5)	(5)	(10)	(9)
Amortization of:
Prior service cost	(3)	(3)	(7)	(7)
Unrecognized net (gain) loss	(6)	(2)	(12)	(4)

Net periodic benefit cost	$43	$57	$84	$111

The Company’s 2008 minimum required contribution to its defined benefit pension plan is $78 million.  As of June 30, 2008, the Company has contributed $75 million to its defined benefit pension plans.  On July 15, the Company made an additional contribution of $3 million bringing year to date contributions to the minimum contribution of $78 million.  Absent a significant change in the industry environment, it is unlikely that additional contributions will be made to the Company’s defined benefit pension plan in 2008.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In May 2008, the Company announced capacity reductions due to unprecedented high fuel costs and the other challenges facing the industry.  In connection with these capacity reductions, the Company concluded that a triggering event had occurred and required a test for impairment.  As a result of this test, the Company concluded the carrying values of its McDonnell Douglas MD-80 and the Embraer RJ-135 aircraft fleets were no longer recoverable. Consequently, during the second quarter of 2008, the Company recorded an impairment charge of $1.1 billion to write these and certain related long-lived assets down to their estimated fair values. No portion of the impairment charge will result in future cash expenditures.  All other fleet types were tested for impairment but were concluded to be recoverable with projected undiscounted cash flows or had fair values at levels above current carrying value.  Included in the charge for the Embraer RJ-135 fleet were write downs on 29 aircraft that were considered held for sale as of June 30, 2008.  The McDonnell Douglas MD-80 aircraft will be depreciated over their remaining useful lives averaging approximately five years.

In determining the asset recoverability, management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions.  In determining fair market value, the Company utilized recent external appraisals of its fleets, a published aircraft pricing survey and recent transactions involving sales of similar aircraft, adjusted based on estimates of maintenance status and to consider the impact of recent industry events on these values.  As a result of the write down of these aircraft to fair value, as well as the acceleration of the retirement dates, depreciation expense is expected to decrease by approximately $156 million on an annualized basis.

In conjunction with the capacity reductions, the Company estimates that it will reduce its workforce commensurate with the announced system-wide capacity reductions.  This reduction in workforce will be accomplished through various measures, including voluntary programs, part-time work schedules, furloughs in accordance with collective bargaining agreements, and other reductions.  As a result of this reduction in workforce the Company will incur employee charges of approximately $70 million for severance related costs of which $55 million was recorded as of June 30, 2008 in accordance with Statement of Financial Accounting Standards No. 112, “Employers Accounting for Postemployment Benefits” (SFAS 112), based on probable expectations of involuntary terminations.

The Company expects to record other accounting charges relating to these capacity reductions, including disposal costs, additional voluntary severance, facility exit costs, costs of grounding leased Airbus A300 aircraft prior to lease expiration and other associated costs, but, at this time is not able to reasonably estimate the amount and timing of the charges or the portion, if any, of these charges that would result in future cash expenditures.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the June 30, 2008 capacity reduction related charges (in millions):

	Aircraft Charges	Facility Exit Costs	Employee Charges	Other	Total
Remaining accrual at December 31, 2007	$126	$18	$-	$-	$144
Capacity reduction charges	1,084	-	55	25	1,164
Non-cash charges	(1,084)	-	-	(25)	(1,109)
Adjustments	-	(5)	-	-	(5)
Payments	(22)	-	-	-	(22)
Remaining accrual at June 30, 2008	$104	$13	$55	$-	$172

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively. Cash outlays for the employee charges will be incurred over the next several quarters.

10.
The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended June 30, 2008 and 2007, comprehensive income (loss) was $(826) million and $317 million, respectively, and for the six month periods ended June 30, 2008 and 2007, comprehensive income (loss) was $(1.0) billion and $470 million, respectively. Total comprehensive income for the year ended December 31, 2007 was $2.5 billion.  The difference between net earnings (loss) and comprehensive income (loss) for the three and six month periods ended June 30, 2008 and 2007 is due primarily to the accounting for the Company’s derivative financial instruments.  Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited with the Company.  As of June 30, 2008 the collateral held in Short-term investments by AMR from such counterparties was $835 million, an increase of $671 million from December 31, 2007, which is included in cash flows from operations.  Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities.  As required by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.

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

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.	The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net earnings (loss) - numerator for basic earnings per share	$(1,448)	$317	$(1,776)	$398
Interest on senior convertible notes	-	7	-	14

Net earnings (loss) adjusted for interest on senior convertible notes - numerator for diluted earnings per share	$(1,448)	$324	$(1,776)	$412

Denominator:
Denominator for basic earnings per share – weighted-average shares	251	246	250	241
Effect of dilutive securities:
Senior convertible notes	-	32	-	32
Employee options and shares	-	33	-	40
Assumed treasury shares purchased	-	(12)	-	(14)
Dilutive potential common shares	-	53	-	58

Denominator for diluted earnings per share - adjusted weighted-average shares	251	299	250	299

Basic earnings (loss) per share	$(5.77)	$1.28	$(7.10)	$1.65

Diluted earnings per share	$(5.77)	$1.08	$(7.10)	$1.38

Approximately 39 million shares related to employee stock options, performance share plans, convertible notes and deferred stock were not added to the denominator for the three months ended June 30, 2008 because inclusion of such shares would have been antidilutive.  For the three months ended June 30, 2008 and 2007, approximately 16 million and six million shares, respectively, related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.

Approximately 42 million shares related to employee stock options, performance share plans, convertible notes and deferred stock were not added to the denominator for the six months ended June 30, 2008 because inclusion of such shares would have been antidilutive.  For the six months ended June 30, 2008 and 2007, approximately 14 million and four million shares, respectively, related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

12.
On April 16, 2008, the Company announced that it had reached a definitive agreement with Lighthouse Holdings, Inc., which is owned by investment funds affiliated with TPG Capital, L.P. and Pharos Capital Group, LLC for the sale of American Beacon Advisors, Inc. (American Beacon), its wholly-owned asset management subsidiary. AMR expects to receive total consideration of approximately $480 million, of which a substantial portion will result in a gain.  While primarily a cash transaction, AMR will retain a minority equity stake in the business.  The sale is expected to close in the third quarter of 2008 subject to customary closing conditions and final approvals.  American Beacon is classified as held for use as of June 30, 2008, as final approvals from the Board of Trustees of the American Beacon family of mutual funds, shareholders of the American Beacon family of mutual funds, and consents from other American Beacon clients are pending.  The Company expects to have significant continuing involvement with American Beacon post-sale and therefore does not expect to account for American Beacon as discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events.  When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," “indicates,” “believes,” “forecast,” “guidance,” “outlook,”  “may,” “will,” “should,” “seeks”, “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals are forward-looking statements.  Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, fleet plans, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.  All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Overview

The Company recorded a net loss of $1.4 billion in the second quarter of 2008 compared to net earnings of $317 million in the same period last year.  The Company’s second quarter 2008 results include a non-cash impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values, and a $55 million accrual for employee severance costs expected to be paid over the next several quarters.  These charges are described in footnote 9 to the condensed consolidated financial statements.

Underlying these charges, the Company’s loss reflects an historic year-over-year increase in fuel prices from an average of $2.09 per gallon in the second quarter 2007 to an average of $3.19 per gallon in the second quarter of 2008.  Fuel expense has become the Company’s largest single expense category and the price increase resulted in $838 million in incremental year-over-year fuel expense in the second quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).

The unprecedented rise in fuel price was partially offset by higher unit revenues (passenger revenue per available seat mile).  Mainline passenger unit revenues increased 7.0 percent for the second quarter due to an 8.5 percent increase in passenger yield (passenger revenue per passenger mile) partially offset by a 1.1 point load factor decrease compared to the same period in 2007.  Although passenger yield showed year-over-year improvement, passenger yield remains low by historical standards and below the Company’s peak yield set in the year 2000.

In addition, the Company’s operating and financial results were negatively affected by a substantial number of McDonnell Douglas MD-80 second quarter flight cancellations.  These cancellations resulted in an approximate two percent decrease in the Company’s scheduled mainline departures during the second quarter 2008.

The Company made several announcements during the second quarter.  On April 16, 2008, the Company announced that it had reached a definitive agreement for the sale of American Beacon.  See Note 12 to the condensed consolidated financial statements for more information.  On May 21, 2008, the Company announced capacity reductions resulting in revisions to the Company’s fleet plan and the impairment of the McDonnell Douglas MD80 and the Embraer RJ-135 fleets.  See Note 9 to the condensed consolidated financial statements for more information.

As of June 30, 2008, the Company had commitments to acquire 33 Boeing 737-800 aircraft in 2009, seven Boeing 737-800 aircraft in 2010 and an aggregate of 20 Boeing 737 aircraft and seven Boeing 777 aircraft in 2013 through 2016 as a part of its fleet replacement strategy.  On July 1, 2008, the Company committed to acquire an incremental Boeing 737-800 in 2009.  See subsection entitled “Significant Indebtedness and Future Financing” under Item 2. Management’s Discussion and Analysis and Note 3 to the condensed consolidated financial statements for more information.

In November 2007, the Company announced the intended divesture of AMR Eagle, its wholly-owned regional carrier.  Given the current industry environment, the Company has decided to place on hold its planned divestiture until industry conditions are more stable and favorable.  The Company continues to believe that a divestiture of AMR Eagle makes sense in the long term for the Company, American, AMR Eagle and their stakeholders but the Company also believes that a divestiture is not sensible amid current conditions.

The Company’s ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are referred to under “Forward-Looking Information” above and are discussed in the Risk Factors listed in Item 1A (on pages 11-17) in the 2007 Form 10-K, and as amended in Item 1A in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. In addition, four of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.  If the overall industry revenue environment does not improve substantially and fuel prices remain at historically high levels for an extended period, it will be very difficult for the Company to fund its obligations on an ongoing basis and to become consistently profitable.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K.  As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the near term, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring initiatives, and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as substantial pension funding obligations, the Company will need access to significant additional funding.

The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company’s owned aircraft, including the Company’s Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. Besides unencumbered aircraft, some of the Company’s particular assets and other sources of liquidity that could be sold or otherwise used as sources of financing include AAdvantage program miles, route authorities and takeoff and landing slots, and certain of the Company’s business units and subsidiaries, such as American Beacon (the sale of which is pending) and AMR Eagle.  The availability and level of the financing sources described above cannot be assured, particularly in light of the Company’s and American’s recent financial results, substantial indebtedness, reduced credit ratings, extraordinarily high fuel prices, revenues that are weak by historical standards, the financial difficulties being experienced in the airline industry and recent disruptions in the credit markets. The inability of the Company to obtain necessary funding on acceptable terms would have a material adverse impact on the Company.

The Company’s substantial indebtedness and other obligations have important consequences.  For example, they: (i) limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, and adversely affect the terms on which such financing could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; (iv) limit the Company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company’s flexibility in planning for, and reacting to, changes in its business and the industry in which it operates.

Future payments for all aircraft that the Company was committed to acquire as of June 30, 2008, including the estimated amounts for price escalation, are currently estimated to be approximately $2.8 billion, with the majority currently scheduled to be made in 2011 through 2016.  These payments are currently scheduled to be approximately $278 million in the remainder of 2008, $682 million in 2009, $107 million in 2010, $102 million in 2011, $310 million in 2012, and $1.3 billion for 2013 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.  However, the Company intends to accelerate the delivery of certain aircraft that it is committed to purchase and order additional aircraft, as described below.

As a part of the Company’s efforts to improve the cost and fuel efficiency of its fleet, as well as lessen the Company’s impact on the environment, AMR announced on April 16, 2008 its intention to further accelerate the replacement of its MD-80 aircraft fleet with Boeing 737-800 aircraft. The Company now intends to take delivery of a total of 36 Boeing 737-800 aircraft in 2009 and expects to take delivery of 34 Boeing 737-800s in 2010.  These expected deliveries would be pursuant to both accelerated orders and incremental orders.  If, as anticipated, the Company commits to accelerating the delivery dates of additional aircraft, the related capital expenditure commitments will be accelerated, and any incremental aircraft orders will increase the Company’s obligation.  This proposed fleet replacement plan would increase the Company’s 2008-2010 commitments described above by an estimated $1.1 billion.  The Company’s continued replacement strategy, and its execution of that strategy, will depend on such factors as future economic and industry conditions and the financial condition of the Company.  The Company also continues to evaluate the economic benefits and other aspects of replacing some of the other aircraft in its fleet with new aircraft.

The Company currently has no committed financing for any aircraft that it is committed to purchase or that it may order.  The Company will need additional financing to continue to execute its fleet replacement plan, and the Company expects that it will seek to finance aircraft that it acquires through financing methods it has used in the past, such as aircraft mortgages and sale leaseback transactions.  However, the Company can provide no assurance that such financing will be available.

In the quarter ended June 30, 2008, American raised approximately $220 million through a series of transactions including loans secured by aircraft and sale leasebacks of certain aircraft.  In addition, on July 8, 2008, the Company raised approximately $500 million under a loan secured by aircraft, due in installments through 2015.

As discussed in Note 6 to the condensed consolidated financial statements, the Company also has outstanding $300 million principal amount of its 4.25 percent senior convertible notes due 2023 (the 4.25 Notes). On September 23, 2008 for the 4.25 Notes the holders may require the Company to purchase all or a portion of their notes at a price equal to 100% of their principal amount plus unpaid interest which may be paid in cash, common stock or a combination of cash and common stock.  The Company is evaluating various payment and refinancing alternatives for the outstanding 4.25% notes upon the expected exercise of the put provision in September 2008.  Based on current economic and market conditions, the Company currently expects to settle the 4.25 Notes in cash.

Credit Facility Covenants

American has a secured bank credit facility which consists of a $255 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $438 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). In 2007, American paid in full the $255 million principal balance of the Revolving Facility and as of June 30, 2008, it remained undrawn.  American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility.  AMR and American were in compliance with the Liquidity Covenant as of June 30, 2008 and expect to be able to continue to comply with this covenant.  In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  In May 2008, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for periods ending on any date from and including June 30, 2008 through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter.  The required ratio will be 0.90 to 1.00 for the one quarter period ending June 30, 2009 and will increase to 1.15 to 1.00 for the four quarter period ending September 30, 2010.  Given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether the Company will be able to continue to comply with these covenants, and there are no assurances that the Company will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which – if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default – could result in a default under a significant amount of other debt and lease obligations, and otherwise have a material adverse impact on the Company.

Credit Card Processing and Other Reserves

American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services.  Under certain of American’s current credit card processing agreements, the related credit card company or processor may hold back, under certain circumstances, a reserve from American’s credit card receivables.  American is not currently required to maintain any reserve under these agreements.

Under one such agreement, the amount of such reserve may be based on, among other things, the amount of unrestricted cash held by American and American’s debt service coverage ratio, as defined in the agreement.  American expects that if fuel prices remain high by historical standards and are not adequately offset by fare increases, American will be required to maintain a reserve under this agreement in future periods.  Given the volatility of fuel prices and revenues, it is difficult to forecast the required amount of such reserve at any time; however, American estimates that the required amount of the reserve could range between $200 million to $300 million by the end of 2008, and that if current business conditions persist for some time, such required amount could increase significantly from that level in 2009.

Pension Funding Obligation

The Company’s 2008 minimum required contribution to its defined benefit pension plan is $78 million.  As of June 30, 2008, the Company has contributed $75 million to its defined benefit pension plans.  On July 15, the Company made an additional contribution of $3 million bringing year to date contributions to the minimum contribution of $78 million.  Absent a significant change in the industry environment, it is unlikely that additional contributions will be made to the Company’s defined benefit pension plan in 2008.

Cash Flow Activity

At June 30, 2008, the Company had $5.1 billion in unrestricted cash and short-term investments, compared with $4.5 billion as of December 31, 2007, and $255 million available under the Revolving Facility.  The Company’s unrestricted cash and short-term investments included $835 million and $164 million, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments.  See Note 10 to the condensed consolidated financial statements for more information.  Net cash provided by operating activities in the six month period ended June 30, 2008 was $1.2 billion, a decrease of $589 million over the same period in 2007 primarily due to a dramatic year-over-year increase in average fuel prices from $2.09 per gallon the second quarter 2007 to $3.19 per gallon for the same period in 2008.  The fuel price increase resulted in $838 million in incremental year-over-year expense in the second quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).  The Company contributed $75 million to its defined benefit pension plans in the first six months of 2008 compared to $180 million during the first six months of 2007.

Capital expenditures for the first six months of 2008 were $473 million and primarily included aircraft purchase deposits and aircraft modifications.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.  Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007

Revenues

The Company’s revenues increased approximately $300 million, or 5.1 percent, to $6.2 billion in the second quarter of 2008 from the same period last year.  American’s passenger revenues increased by 4.6 percent, or $210 million, despite a 2.2 percent decrease in capacity (available seat mile) (ASM).  American’s passenger load factor decreased 1.1 points to 82.5 percent while passenger yield increased by 8.5 percent to 13.76 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 7.0 percent to 11.35 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended June 30, 2008
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	11.27	5.9%	26.1	(3.6)%
International	11.49	8.7	15.6	0.3
DOT Latin America	11.73	10.2	7.4	2.8
DOT Atlantic	11.29	6.0	6.5	(2.2)
DOT Pacific	11.20	12.8	1.7	(0.8)

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $25 million, or 3.7 percent, to $683 million as a result of increased passenger yield.  Regional Affiliates’ traffic decreased 7.5 percent to 2.4 billion revenue passenger miles (RPMs), while capacity decreased 3.1 percent to 3.3 billion ASMs, resulting in a 3.5 point decrease in the passenger load factor to 73.3 percent.

In the first quarter of 2008, the Company began classifying certain mileage sales revenue to Other revenue, which was previously recognized as a component of Passenger revenue.  See Note 2 to the condensed consolidated financial statements for additional information.

Operating Expenses

The Company’s total operating expenses increased 38.0 percent, or $2.1 billion, to $7.5 billion for the second quarter 2008 compared to the second quarter of 2007.  The Company’s operating expenses per ASM for the second quarter 2008 increased 41.2 percent to 16.60 cents compared to the same period in 2007. These increases are largely due to a non-cash impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values. This impairment charge was triggered by the record increase in fuel prices over the last twelve months.  In addition, the Company accrued $55 million for severance costs related to the capacity reductions.   These special charges represented 2.59 cents of the increase in operating expenses per ASM for the second quarter.  The remaining increase in operating expense was primarily due to a dramatic year-over-year increase in fuel prices from $2.09 per gallon in the second quarter of 2007 to $3.19 per gallon for the second quarter of 2008.  Fuel expense is the Company’s largest single expense category and the price increase resulted in $838 million in incremental year-over-year fuel expense for the second quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed). Continuing high fuel prices, additional increases in the price of fuel and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations.

In addition, the Company’s operating and financial results were negatively affected by a substantial number of McDonnell Douglas MD-80 second quarter flight cancellations.  These cancellations resulted in an approximate two percent decrease in the Company’s scheduled mainline departures during the second quarter 2008.

(in millions) Operating Expenses	Three Months Ended June 30, 2008	Change from 2007	Percentage Change

Aircraft Fuel	$2,423	$779	47.4%	(a)
Wages, salaries and benefits	1,658	3	0.2
Other rentals and landing fees	318	5	1.6
Depreciation and amortization	324	29	9.8
Maintenance, materials and repairs	323	55	20.5	(b)
Commissions, booking fees and credit card expense	259	(9)	(3.4)
Aircraft rentals	125	(27)	(17.8)
Food service	133	-	-
Special charges	1,164	1,164	*	(c)
Other operating expenses	742	58	8.5
Total operating expenses	$7,469	$2,057	38.0%

(a)
Aircraft fuel expense increased primarily due to a 52.9 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging) offset by a 3.6 percent decrease in the Company’s fuel consumption, primarily due to reductions in available seat miles.

(b)
Maintenance, materials and repairs expense increased due to a heavier workscope of scheduled airframe maintenance overhauls, repair costs and volume, and contractual engine repair rates, which are driven by aircraft age.

(c)
Special charges are related to a non-cash impairment charge of $1.1 billion to write down the Company’s McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values. This impairment charge was triggered by the record increase in fuel prices over the last twelve months.  In addition, the Company accrued $55 million for severance costs related to the capacity reductions.

Other Income (Expense)

Interest income decreased $42 million due to a decrease in interest rates.  Interest expense decreased $50 million as a result of a decrease in the Company’s long-term debt balance.

Income Tax

The Company did not record a net tax provision (benefit) associated with its loss for the three months ended June 30, 2008 or its earnings for the three months ended June 30, 2007 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	34,399	35,669
Available seat miles (millions)	41,718	42,647
Cargo ton miles (millions)	533	536
Passenger load factor	82.5%	83.6%
Passenger revenue yield per passenger mile (cents)	13.76	12.68
Passenger revenue per available seat mile (cents)	11.35	10.61
Cargo revenue yield per ton mile (cents)	43.74	37.25
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	15.80	11.14
Fuel consumption (gallons, in millions)	688	713
Fuel price per gallon (cents)	317.3	207.5
Operating aircraft at period-end	653	693

Regional Affiliates
Revenue passenger miles (millions)	2,400	2,595
Available seat miles (millions)	3,274	3,380
Passenger load factor	73.3%	76.8%

(*)	Excludes $904 million and $710 million of expense incurred related to Regional Affiliates in 2008 and 2007, respectively.

Operating aircraft at June 30, 2008, included:

American Airlines Aircraft		AMR Eagle Aircraft
Airbus A300-600R	33	Bombardier CRJ-700	25
Boeing 737-800	77	Embraer 135	39
Boeing 757-200	124	Embraer 140	59
Boeing 767-200 Extended Range	15	Embraer 145	108
Boeing 767-300 Extended Range	57	Super ATR	39
Boeing 777-200 Extended Range	47	Saab 340B/340B Plus	34
McDonnell Douglas MD-80	300	Total	304
Total	653

The average aircraft age for American’s and AMR Eagle’s aircraft is 15.2 years and 8.1 years, respectively.

Of the operating aircraft listed above, two owned McDonnell Douglas MD-80 aircraft, and eight operating leased Saab 340B Plus aircraft were in temporary storage as of June 30, 2008.

Owned and leased aircraft not operated by the Company at June 30, 2008, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 767-300 Extended Range	1	Embraer 145	10
Boeing 767-200 Extended Range	1	Saab 340B	21
Fokker 100	4	Total	31
McDonnell Douglas MD-80	31
Total	37

AMR Eagle leased its ten owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

For the Six Months Ended June 30, 2008 and 2007

Revenues

The Company’s revenues increased approximately $570 million, or 5.0 percent, to $11.9 billion for the six months ended June 30, 2008 from the same period last year.  American’s passenger revenues increased by 4.7 percent, or $413 million, while capacity (ASM) decreased by 1.9 percent.  American’s passenger load factor remained effectively static at 80.8 percent and passenger revenue yield per passenger mile increased by 6.9 percent to 13.63 cents.  This resulted in an increase in American’s passenger RASM of 6.7 percent to 11.01 cents. Following is additional information regarding American’s domestic and international RASM and capacity based on geographic areas defined by the DOT:

	Six Months Ended June 30, 2008
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.91	6.4%	52.0	(3.6)%
International	11.19	7.2	30.8	1.2
DOT Latin America	11.91	9.1	15.5	3.2
DOT Atlantic	10.44	3.1	12.0	(0.5)
DOT Pacific	10.51	11.9	3.3	(1.6)

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $48 million, or 3.9 percent, to $1.3 billion as a result of increased passenger yield.  Regional Affiliates’ traffic decreased 6.5 percent to 4.5 billion revenue passenger miles (RPMs), while capacity decreased 4.1 percent to 6.4 billion ASMs, resulting in a 1.8 point decrease in the passenger load factor to 71.2 percent.

In the first quarter of 2008, the Company began classifying certain mileage sales revenue to Other revenue, which was previously recognized as a component of Passenger revenue.  See Note 2 to the condensed consolidated financial statements for additional information.

Operating Expenses

The Company’s total operating expenses increased 26.1 percent, or $2.8 billion, to $13.4 billion for the six months ended June 30, 2008 compared to the same period of 2007.  The Company’s operating expenses per ASM increased 28.7 percent to 14.98 cents compared to the same period in 2007. These increases are largely due to a non-cash impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values. This impairment charge was triggered by the record increase in fuel prices over the last twelve months.  In addition, the Company accrued $55 million for severance costs related to the capacity reductions.  These special items represented 1.31 cents of the increase in operating expenses per ASM for the six months ended June 30, 2008.  The remaining increase in operating expense was primarily due to a dramatic year-over-year increase in fuel prices from $1.97 per gallon in the six months ending June 30, 2007 to $2.97 per gallon for the same period in 2008.  Fuel expense is the Company’s largest single expense category and the price increase resulted in $1.5 billion in incremental year-over-year fuel expense for the six months ended June 30, 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed). Continuing high fuel prices, additional increases in the price of fuel and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations.

In addition, the Company’s operating and financial results were negatively affected by a substantial number of McDonnell Douglas MD-80 second quarter flight cancellations.  These cancellations resulted in an approximate two percent decrease in the Company’s scheduled mainline departures during the second quarter 2008.

(in millions) Operating Expenses	Six Months Ended June 30, 2008	Change from 2007	Percentage Change

Aircraft Fuel	$4,473	1,419	46.5%	(a)
Wages, salaries and benefits	3,302	(24)	(0.7)
Other rentals and landing fees	641	(1)	(0.2)
Depreciation and amortization	633	48	8.2
Maintenance, materials and repairs	638	122	23.6	(b)
Commissions, booking fees and credit card expense	516	(1)	(0.2)
Aircraft rentals	250	(53)	(17.5)
Food service	260	-	-
Special charges	1,164	1,164	*	(c)
Other operating expenses	1,476	88	6.3
Total operating expenses	$13,353	$2,762	26.1%

(a)
Aircraft fuel expense increased primarily due to a 50.5 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging) offset by a 2.7 percent decrease in the Company’s fuel consumption, primarily due to reductions in available seat miles.

(b)
Maintenance, materials and repairs expense increased due to a heavier workscope of scheduled airframe maintenance overhauls, repair costs and volume, and contractual engine repair rates, which are driven by aircraft age.

(c)
Special charges are related to a non-cash impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values. This impairment charge was triggered by the record increase in fuel prices over the last twelve months.  In addition, the Company accrued $55 million for severance costs related to the capacity reductions.

Other Income (Expense)

Interest income decreased $66 million in six months ended June 30, 2008 compared to the same period in 2007 due primarily to decrease in interest rates.  Interest expense decreased $97 million as a result of a decrease in the Company’s long-term debt balance.

Income Tax

The Company did not record a net tax provision (benefit) associated with its loss for the six months ended June 30, 2008 or its earnings for the six months ended June 30, 2007 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	66,887	68,244
Available seat miles (millions)	82,770	84,338
Cargo ton miles (millions)	1,038	1,060
Passenger load factor	80.8%	80.9%
Passenger revenue yield per passenger mile (cents)	13.63	12.75
Passenger revenue per available seat mile (cents)	11.01	10.32
Cargo revenue yield per ton mile (cents)	43.17	37.80
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	14.23	11.03
Fuel consumption (gallons, in millions)	1,368	1,405
Fuel price per gallon (cents)	295.4	196.0

Regional Affiliates
Revenue passenger miles (millions)	4,542	4,857
Available seat miles (millions)	6,380	6,654
Passenger load factor	71.2%	73.0%
(*)	Excludes $1.6 billion and $1.4 billion of expense incurred related to Regional Affiliates in 2008 and 2007, respectively.

Outlook

As a result of unprecedented fuel prices and growing concerns about the economy, the Company has reduced full year capacity from the previous guidance given in its Annual Report on Form 10-K for the year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  In May of 2008, the Company announced that it will reduce mainline domestic capacity in the fourth quarter of 2008 by 11 percent to 12 percent, compared to the fourth quarter of 2007.

Capacity for American’s mainline jet operations is expected to decline 2.7 percent in the third quarter compared to the third quarter of 2007 and is expected to decline approximately 3.4 percent for the full year 2008 compared to 2007.  In addition, as announced by the Company in May 2008, American’s fourth quarter mainline jet capacity is expected to decline 11 to 12 percent compared to the fourth quarter of 2007.

The Company’s recently announced capacity reductions aim to significantly reduce costs as well as create a more sustainable supply-and-demand balance in the market.  As a result of reduced flying, the Company expects to retire 30 McDonnell Douglas MD80 and ten Airbus A300 mainline aircraft from the Company’s fleet in 2008.  The capacity reductions will also result in the retirement of 26 SAAB turboprop regional aircraft and the retirement or removal from service of 37 regional jets from the Company’s regional affiliate fleet.  These previously announced capacity changes will also result in workforce reductions at both American Airlines and AMR Eagle and could result in facility closures or facility consolidation.  The remaining 24 Airbus A300 aircraft will be retired in 2009, which is expected to result in capacity reductions in 2009.  Beyond the expected 2009 capacity reductions resulting from the retirement of the Airbus A300 fleet, given current fuel price and economic trends, the Company expects to make additional capacity reductions in 2009.

The Company currently expects third quarter 2008 mainline unit costs to increase approximately 25.2 percent year over year and full year 2008 mainline unit cost to increase approximately 26.5 percent year over year primarily due to the increase in the price of fuel.  The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control.  Fuel prices are at historically high levels and are volatile.  The Company expects full year fuel expense to increase significantly in 2008 versus 2007.

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

Fair value – The Company has adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.   For additional information on the fair value of certain financial assets and liabilities, see Note 7 to the condensed consolidated financial statements for additional information.

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

Long-lived assets – The recorded value of the Company’s fixed assets is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company's fleet plan has been the primary indicator that has resulted in an impairment charge in the past.

The majority of American’s fleet types are depreciated over 30 years.  It is possible that the ultimate lives of the Company’s aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact the Company’s fleet plan, including positive or negative developments in the areas described above.  For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if the Company replaced the aircraft.  At some point in the future, higher operating costs, including higher fuel expense, and/or improvement in the Company’s economic condition, could change the Company’s analysis of the impact of retaining aircraft versus replacing them with new aircraft.

On April 16, 2008, the Company announced its intention to further accelerate the replacement of certain of its MD-80 aircraft fleet with Boeing 737-800 aircraft. The Company now intends to take delivery of a total of 36 Boeing 737-800 aircraft in 2009 and expects to take delivery of 34 Boeing 737-800s in 2010.  See further discussion of aircraft commitments and the fleet replacement plan in subsection entitled “Significant Indebtedness and Future Financing” under Item 2. Management’s Discussion and Analysis and Note 3 to the condensed consolidated financial statements.

In the second quarter of 2008, in connection with the May 21, 2008 announcement regarding capacity reductions and related matters, the Company concluded a triggering event had occurred and impairment testing was necessary.  As a result of that testing, the Company recorded impairment charges related to its McDonnell Douglas MD-80 aircraft and Embraer RJ-135 aircraft.  See Note 9 to the condensed consolidated financial statements for additional information with respect to these impairment charges.

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2008 cost per gallon of fuel.  Based on projected 2008 and 2009 fuel usage through June 30, 2009, such an increase would result in an increase to aircraft fuel expense of approximately $909 million in the twelve months ended June 30, 2009, inclusive of the impact of effective fuel hedge instruments outstanding at June 30, 2008, and assumes the Company’s fuel hedging program remains effective under Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Comparatively, based on projected 2008 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $649 million in the twelve months ended December 31, 2008, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2007.  The change in market risk is primarily due to the increase in fuel prices.

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

As of June 30, 2008, the Company had effective hedges, including option contracts and collars, covering approximately 32 percent of its estimated remaining 2008 fuel requirements.  The consumption hedged for the remainder of 2008 is capped at an average price of approximately $2.90 per gallon of jet fuel excluding taxes and transportation costs.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. During the quarter ending on June 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received from the Swiss Competition Commission a request for information concerning, among other things, the scope and organization of the Company’s activities in Switzerland.  On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission, seeking information regarding the Company's corporate structure, revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.   On April 28, 2008, the Brazilian competition authorities preliminarily charged the Company with violating Brazilian competition laws.  The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities.  On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 224,332,611 shares of common stock, or 89.93 percent of shares outstanding, were represented at the annual meeting of stockholders on May 21, 2008 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Stockholders elected the Company’s 13 nominees to the 13 director positions by the vote shown below:

Nominees	Votes For	Votes Withheld
Gerard J. Arpey	189,200,053	35,132,558
John W. Bachmann	191,394,830	32,937,781
David L. Boren	181,816,208	42,516,403
Armando M. Codina	181,494,763	42,837,848
Rajat K. Gupta	191,394,263	32,938,348
Alberto Ibargüen	191,439,850	32,892,761
Ann M. Korologos	181,562,784	42,769,827
Michael A. Miles	183,822,422	40,510,189
Philip J. Purcell	187,491,536	36,841,075
Ray M. Robinson	191,148,164	33,184,447
Judith Rodin	189,098,046	35,234,565
Matthew K. Rose	187,387,888	36,944,723
Roger T. Staubach	191,462,397	32,870,214

Stockholders ratified the Audit Committee’s decision to retain Ernst & Young LLP as independent auditors for the Company for the 2008 fiscal year.  The vote was 214,881,637 in favor, 3,377,883 against, 6,072,911 abstaining and 180 not voting.

Stockholders rejected a proposal to allow cumulative voting in election of outside directors.  The proposal was submitted by Mrs. Evelyn Y. Davis.  The vote was 52,617,777 in favor, 118,234,294 against, 5,995,165 abstaining and 47,485,375 not voting.

Stockholders rejected a proposal to give holders of any of the Company’s outstanding common stock the power to call a special shareholder meeting.  The proposal was submitted by Mr. John Chevedden.  The vote was 33,771,731 in favor, 136,797,211 against, 6,278,294 abstaining and 47,485,375 not voting.

Stockholders rejected a proposal to require a separation of the roles of CEO and Board Chairman.  The proposal was submitted by Ms. Patricia Kennedy, with Mr. Chevedden acting as her proxy.  The vote was 59,496,817 in favor, 110,351,618 against, 6,998,801 abstaining and 47,485,375 not voting.

Stockholders rejected a proposal to allow shareholders to vote on a non-binding advisory resolution to ratify the compensation of the Company’s named executive officers.  The proposal was submitted by The Firefighters’ Pension System of the City of Kansas City, Missouri, Trust.  The vote was 59,526,061 in favor, 80,412,466 against, 36,908,709 abstaining and 47,485,375 not voting.

Item 5.  Other Information

On July 15, 2008, the Compensation Committee of the Company’s Board of Directors approved an agreement extending the term of the Employment Agreement dated March 29, 2006, between the Company, American and Thomas W. Horton, the Company’s and American’s Executive Vice President – Finance and Planning and Chief Financial Officer, through March 29, 2012, on substantially the same terms.  The Employment Agreement was filed as Exhibit 10.1 to AMR’s current report on Form 8-K dated March 31, 2006, and the agreement extending the term of the Employment Agreement is attached to this Form 10-Q as Exhibit 10.5.

Item 6.  Exhibits

The following exhibits are included herein:

10.1	Amended and Restated Career Performance Shares Deferred Stock Award Agreement dated as of July 25, 2005 between the Company and Gerard J. Arpey

10.2	Purchase Agreement No. 1977 Supplement No. 27 dated May 14, 2008

10.3	Purchase Agreement No. 1977 Supplement No. 28 dated June 30, 2008

10.4	Stock Purchase Agreement by and among American Beacon Advisors, Inc., AMR Corporation and Lighthouse Holdings, Inc., dated as of April 16, 2008

10.5	Letter agreement dated July 20, 2008 between the Company, American and Thomas W. Horton

12	Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2008 and 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date:  July 17, 2008                                        BY:    /s/  Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)