Form 10-Q
period 2008-10-16
AMR CORP
filed 2008-10-16
CIK 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008.

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

Common Stock, $1 par value – 278,757,437 shares as of October 13, 2008.

INDEX

AMR CORPORATION

PART I:FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three and nine months ended September 30, 2008 and 2007

Condensed Consolidated Balance Sheets -- September 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2008 and 2007

Notes to Condensed Consolidated Financial Statements -- September 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:OTHER INFORMATION

Item 1.   Legal Proceedings

Item 1A. Risk Factors

Item 6.   Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Passenger - American Airlines	$4,946	$4,598	$14,060	$13,299
- Regional Affiliates	668	648	1,932	1,864
Cargo	230	196	678	597
Other revenues	577	504	1,627	1,492
Total operating revenues	6,421	5,946	18,297	17,252

Expenses
Aircraft fuel	2,722	1,743	7,195	4,797
Wages, salaries and benefits	1,633	1,721	4,935	5,047
Other rentals and landing fees	344	328	985	970
Depreciation and amortization	289	307	922	892
Maintenance, materials and repairs	304	274	943	790
Commissions, booking fees and credit card expense	264	270	780	787
Aircraft rentals	122	148	372	451
Food services	135	139	395	399
Special charges	27	-	1,191	-
Other operating expenses	797	697	2,272	2,085
Total operating expenses	6,637	5,627	19,990	16,218

Operating Income (Loss)	(216)	319	(1,693)	1,034

Other Income (Expense)
Interest income	37	90	138	257
Interest expense	(190)	(227)	(569)	(703)
Interest capitalized	10	3	23	17
Miscellaneous – net	404	(10)	370	(32)
	261	(144)	(38)	(461)

Income (Loss) Before Income Taxes	45	175	(1,731)	573
Income tax	-	-	-	-
Net Earnings (Loss)	$45	$175	$(1,731)	$573

Earnings (Loss) Per Share
Basic	$0.17	$0.70	$(6.84)	$2.35
Diluted	$0.17	$0.61	$(6.84)	$1.98

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	September 30,	December 31,
	2008	2007
Assets
Current Assets
Cash	$ 273	$ 148
Short-term investments	4,348	4,387
Restricted cash and short-term investments	456	428
Receivables, net	1,104	1,027
Inventories, net Fuel derivative contracts	670 210	601 416
Other current assets	446	222
Total current assets	7,507	7,229

Equipment and Property
Flight equipment, net	12,608	13,977
Other equipment and property, net	2,376	2,413
Purchase deposits for flight equipment	605	241
	15,589	16,631

Equipment and Property Under Capital Leases
Flight equipment, net	277	686
Other equipment and property, net	62	77
	339	763

Route acquisition costs and airport operating and gate lease rights, net	1,116	1,156
Other assets	2,399	2,792
	$26,950	$28,571

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 1,164	$ 1,182
Accrued liabilities	2,325	2,267
Air traffic liability	4,405	3,985
Current maturities of long-term debt	1,469	902
Current obligations under capital leases	121	147
Total current liabilities	9,484	8,483

Long-term debt, less current maturities	8,946	9,413
Obligations under capital leases, less current obligations	590	680
Pension and postretirement benefits	3,736	3,620
Other liabilities, deferred gains and deferred credits	3,260	3,718

Stockholders' Equity (Deficit)
Preferred stock	-	-
Common stock	285	255
Additional paid-in-capital	3,769	3,489
Treasury stock	(367)	(367)
Accumulated other comprehensive income	368	670
Accumulated deficit	(3,121)	(1,390)
	934	2,657
	$26,950	$28,571
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2008	2007
Net Cash Provided by (used for) Operating Activities	$(30)	$1,945

Cash Flow from Investing Activities:
Capital expenditures	(687)	(515)
Net (increase)/decrease in short-term investments	39	(635)
Net (increase)/decrease in restricted cash and short-term investments	(28)	21
Proceeds from sale of American Beacon Advisors, Inc., net of expenses	442	-
Proceeds from sale of equipment and property	18	27
Other	8	7
Net cash used by investing activities	(208)	(1,095)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(907)	(1,456)
Proceeds from:
Issuance of debt	823	-
Sale leaseback transactions	151	-
Issuance of common stock, net of issuance costs	294	497
Reimbursement from construction reserve account	1	61
Exercise of stock options	1	88
Net cash provided (used) by financing activities	363	(810)

Net increase (decrease) in cash	125	40
Cash at beginning of period	148	121

Cash at end of period	$273	$161

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

2.
Beginning in the first quarter of 2008, AMR reclassified revenues associated with the marketing component of AAdvantage program mileage sales from Passenger revenue to Other revenue.  As a result of this change, approximately $152 million and $450 million of revenue was reclassified from Passenger revenue to Other revenue for the three and nine months ended September 30, 2007, respectively, to conform to the current presentation.

3.
During the quarter ended September 30, 2008, the Company entered into amendments to its 737-800 purchase agreement with the Boeing Company.  Giving effect to the amendments, the Company is now committed to take delivery of a total of 36 737-800 aircraft in 2009 and 40 737-800 aircraft in 2010.  In addition to these aircraft, the Company has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 - 2016.

Under the Boeing 737-800 and Boeing 777-200 aircraft purchase agreements, payments for the related aircraft purchase commitments will be zero in the remainder of 2008, approximately $1.2 billion in 2009, $1.1 billion in 2010, $99 million in 2011, $220 million in 2012, and $1.0 billion for 2013 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.  Any incremental firm aircraft orders will increase the Company’s commitments.

In October of 2008, the Company entered into a sale-leaseback agreement for 20 of the 36 Boeing 737-800 aircraft to be delivered in 2009.  Such financing is subject to certain terms and conditions including a minimum liquidity requirement.  In addition, the Company has arranged for backstop financing which could be used for the remaining 16 of the Company’s 2009 Boeing 737-800 aircraft deliveries, as well as a significant portion of the 2010 Boeing 737-800 aircraft deliveries.  If the Company elects to utilize the backstop financing, all of its purchase commitments for 2009 and 2010 would be covered by committed financing except for approximately $400 million of commitments, substantially all of which are due in the fourth quarter of 2010.

On October 15, 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft.  The first such aircraft is scheduled to be delivered in 2012, and the last is scheduled to be delivered in 2018.  The agreement also includes purchase rights to acquire up to 58 additional Boeing 787 aircraft, with deliveries between 2015 and 2020.  Once the Company has satisfied certain contingent aspects of the contract, the Company will have capital commitments for up to 42 Boeing 787-9 aircraft.  As of October 15, 2008, the Company has $102 million on deposit with Boeing for the 787-9 aircraft orders.  If no Boeing 787-9 orders are ultimately executed, this deposit will be applied to the Company’s other firm commitments at that time, or refunded to the Company if no other firm commitments exist.    See the Liquidity and Capital Resources subsection of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the contract contingencies.

 AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  Based on the information to date, the Company has not recorded any reserve for this exposure for the quarter ended September 30, 2008. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

4.
Accumulated depreciation of owned equipment and property at September 30, 2008 and December 31, 2007 was $10.1 billion and $11.9 billion, respectively.  Accumulated amortization of equipment and property under capital leases at September 30, 2008 and December 31, 2007 was $573 million and $1.2 billion, respectively. During the second quarter of 2008, the Company recorded an impairment charge to write down its McDonnell Douglas MD80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values.  As a result $2.8 billion of accumulated depreciation and amortization was eliminated as a new cost basis was established for these aircraft. See Note 9 to the condensed consolidated financial statements for more information regarding the impairment charges.

5.
As discussed in Note 7 to the consolidated financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $678 million during the nine months ended September 30, 2008 to $1.3 billion as of September 30, 2008, including the impact of comprehensive income for the nine months ended September 30, 2008 and changes from other adjustments.

6.
As of September 30, 2008, AMR had issued guarantees covering approximately $1.4 billion of American’s tax-exempt bond debt and American had issued guarantees covering approximately $750 million of AMR’s unsecured debt.  In addition, as of September 30, 2008, AMR and American had issued guarantees covering approximately $305 million of AMR Eagle’s secured debt and AMR has issued guarantees covering an additional $2.1 billion of AMR Eagle’s secured debt.

As discussed in Note 6 to the consolidated financial statements in the 2007 Form 10-K, the Company has outstanding $324 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes).  On February 15, 2009, and then again at certain later dates, the holders of the 4.50 Notes may require the Company to purchase all or a portion of their notes at a price equal to 100% of their principal amount plus unpaid interest which may be paid in cash, common stock or a combination of cash and common stock.  Accordingly, the Company has classified the $324 million principal amount of the 4.50 Notes into Current maturities of long term debt as of September 30, 2008 as a result of the existence of these put provisions.  The Company is evaluating various payment and refinancing alternatives for the outstanding 4.50 Notes upon the expected exercise of the put provision in February 2009.

In August 2008, AMR retired, by purchasing with cash, $75 million of the $300 million principal amount of the 4.25% senior convertible notes due 2023 (the 4.25 Notes).  In September 2008, the remaining holders of the 4.25 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100% of their principal amount, totaling $225 million.  Under the terms of the 4.25 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.25 Notes solely with cash.

--

 AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The adoption of FSP APB 14-1 will affect the historical accounting for the 4.25% Notes and the 4.50% Notes, and will result in increased interest expense of approximately $5 million in 2009, as well as more significant increases to prior years’ interest expense upon retrospective application in 2009.

American has a secured bank credit facility which consists of a fully drawn $255 million revolving credit facility (fully drawn in September 2008), with a final maturity on June 17, 2009, and a fully drawn $437 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility).  The Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain specified ratios of cash flow to fixed charges.  In May 2008, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for periods ending on any date from and including June 30, 2008 through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter.  The required ratio will be 0.90 to 1.00 for the one quarter period ending June 30, 2009 and will increase to 1.15 to 1.00 for the four quarter period ending September 30, 2010.

In the third quarter, the Company raised approximately $500 million under a loan secured by aircraft.  The loan bears interest at a LIBOR-based (London Interbank Offered Rate) variable rate with a fixed margin which resets quarterly and is due in installments through 2015.

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

--

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of September 30, 2008
Description	Total	Level 1	Level 2	Level 3

Short term investments [1]	$4,348	$1,200	$3,148	$-
Restricted cash and short-term investments [1]	456	456	-	-
Fuel derivative contracts [1,2]	165	-	165	-
Total	$4,969	$1,656	$3,313	$-

1 Unrealized gains or losses on short term investments, restricted cash and short-term investments and derivatives are recorded in Accumulated other comprehensive income (loss) at each measurement date.

2  Fuel derivative contracts are recorded in the condensed consolidated balance sheets on a gross basis.  As of September 30, 2008, contracts in an asset position were $210 million and were recorded in Fuel derivative contracts, while contracts in a liability position were ($45) million and were recorded in Accrued liabilities.

8.	The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Components of net periodic benefit cost

Service cost	$81	$93	$243	$278
Interest cost	171	168	513	504
Expected return on assets	(197)	(187)	(592)	(561)
Amortization of:
Prior service cost	4	4	12	12
Unrecognized net loss	1	6	2	19

Net periodic benefit cost	$60	$84	$178	$252

--

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Retiree Medical and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Components of net periodic benefit cost

Service cost	$14	$18	$41	$53
Interest cost	43	49	129	145
Expected return on assets	(5)	(4)	(15)	(13)
Amortization of:
Prior service cost	(3)	(3)	(10)	(10)
Unrecognized net (gain) loss	(5)	(1)	(17)	(5)

Net periodic benefit cost	$44	$59	$128	$170

The Company’s 2008 minimum required contribution to its defined benefit pension plan is $78 million.  On July 15, 2008 the Company made a contribution of $3 million bringing year to date contributions to the minimum contribution amount of $78 million.

In October 2008, the Company incurred a settlement for one of its defined benefit plans under the application of Statement of Financial Accounting Standard No. 88 “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88) and additional settlements may occur in the fourth quarter, dependent upon plan redemptions.  As a result, the Company will recognize, in the fourth quarter of 2008, a pro-rata portion of the unrealized losses associated with this plan.  The amount of the non-cash charge to be recognized is not yet determinable.

9.
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, the Company has recorded a number of charges during the last few years.  In May 2008, the Company announced capacity reductions due to unprecedented high fuel costs and the other challenges facing the industry.  In connection with these capacity reductions, the Company incurred special charges related to aircraft, employee reductions and certain other charges.

Aircraft Charges
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In connection with the May 2008 capacity reduction announcement, the Company concluded that a triggering event had occurred and required a test for impairment.  As a result of this test, the Company concluded the carrying values of its McDonnell Douglas MD-80 and the Embraer RJ-135 aircraft fleets were no longer recoverable. Consequently, during the second quarter of 2008, the Company recorded an impairment charge of $1.1 billion to write these and certain related long-lived assets down to their estimated fair values. No portion of the impairment charge will result in future cash expenditures.  All other fleet types were tested for impairment but were concluded to be recoverable with projected undiscounted cash flows or had fair values at levels above current carrying value.  Included in the charge for the Embraer RJ-135 fleet were write downs on 29 aircraft that were considered held for sale as of September 30, 2008.  The McDonnell Douglas MD-80 aircraft are being depreciated over their remaining useful lives averaging approximately five years.

 AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

As part of these capacity reductions, the Company expects to ground over the next twelve months its leased Airbus A300 aircraft prior to lease expiration.  As of September 30, 2008, the Company estimates that it will incur approximately $140 million in net present value of future lease payments and lease return costs related to the grounding of the leased A300 fleet, of which $19 million was incurred in the third quarter of 2008 as two aircraft were removed from service.  The remaining charges will be incurred over the next four quarters as the aircraft are removed from service. These expected future charges do not yet consider potential sublease contracts or similar arrangements with respect to the leased Airbus 300 aircraft, which could offset a portion of the charges, as significant contract amendments are required in order to execute any sublease agreements.  The Company estimates that virtually all of these charges will result in future cash expenditures.

Employee charges
In conjunction with the capacity reductions announced in May 2008, the Company estimated that it will reduce its workforce commensurate with the announced system-wide capacity reductions.  This reduction in workforce is being accomplished through various measures, including voluntary programs, part-time work schedules, furloughs in accordance with collective bargaining agreements, and other reductions.  As a result of this reduction in workforce the Company will incur employee charges of approximately $70 million for severance related costs, of which an aggregate $63 million had been recorded as of September 30, 2008 in accordance with Statement of Financial Accounting Standards No. 112, “Employers Accounting for Postemployment Benefits” (SFAS 112), based on probable expectations of involuntary terminations.  The Company does not expect remaining charges related to the reduction in workforce to be significant.

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of September 30, 2008:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Other	Total
Remaining accrual at December 31, 2007	$126	$18	$-	$-	$144
Capacity reduction charges	1,103	-	63	25	1,191
Non-cash charges	(1,103)	-	-	(25)	(1,128)
Adjustments	-	(5)	-	-	(5)
Payments	(28)	-	-	-	(28)
Remaining accrual at September 30, 2008	$98	$13	$63	$-	$174

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively. Cash outlays for the employee charges will be incurred over the next several quarters.

Other
During the quarter ended September 30, 2008, the Company finalized the liability associated with flight 587.  A previously recorded liability and related insurance receivable were reduced as a result of the settlement by approximately $381 million.

 AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.
The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended September 30, 2008 and 2007, comprehensive income (loss) was $(1.0) billion and $184 million, respectively, and for the nine month periods ended September 30, 2008 and 2007, comprehensive income (loss) was $(2.0) billion and $654 million, respectively. Total comprehensive income for the year ended December 31, 2007 was $2.5 billion.  The difference between net earnings (loss) and comprehensive income (loss) for the three and nine month periods ended September 30, 2008 and 2007 is due primarily to the accounting for the Company’s derivative financial instruments.  Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited with the Company.  As of September 30, 2008 the collateral held in Short-term investments by AMR from such counterparties was $239 million, an increase of $75 million from December 31, 2007, which is included in cash flows from operations.  Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities.  As required by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.

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

In September 2008, a counterparty to certain of the Company’s fuel hedging derivative contracts filed for protection under Chapter 11 of the Federal Bankruptcy Code.  Per the contract, the Company was able to terminate its hedge positions with this counterparty as a result of the counterparty’s default.  Due to the decline in fuel prices subsequent to the Chapter 11 filing, the Company was in a liability position to this counterparty at the time the hedge position was terminated.  The Company incurred a charge of $26 million associated with these contracts during the period subsequent to the Chapter 11 filing and prior to termination, when the derivative contracts no longer qualified for hedge accounting under SFAS 133.  The charge was recorded to Miscellaneous-net in the accompanying condensed consolidated statement of operations.  Had the Company retained these hedge positions, this charge would have been incurred as fuel expense over the next two years assuming a static fuel price from the termination date.

--

 AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.	The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net earnings (loss) - numerator for basic earnings per share	$45	$175	$(1,731)	$573
Interest on senior convertible notes	-	7	-	21
Net earnings (loss) adjusted for interest on senior convertible notes - numerator for diluted earnings per share	$45	$182	$(1,731)	$594

Denominator:
Denominator for basic earnings per share – weighted-average shares	258	249	253	244
Effect of dilutive securities:
Senior convertible notes	-	32	-	32
Employee options and shares	25	30	-	37
Assumed treasury shares purchased	(15)	(11)	-	(13)
Dilutive potential common shares	10	51	-	56

Denominator for diluted earnings per share -adjusted weighted-average shares	268	300	253	300

Basic earnings (loss) per share	$0.17	$0.70	$(6.84)	$2.35
Diluted earnings (loss) per share	$0.17	$0.61	$(6.84)	$1.98

Approximately 28 million shares related to convertible notes were not added to the denominator for the three months ended September 30, 2008 because inclusion of such shares would have been antidilutive.  For the three months ended September 30, 2008 and 2007, approximately twelve million and nine million shares, respectively, related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.

Approximately 41 million shares related to employee stock options, performance share plans, convertible notes and deferred stock were not added to the denominator for the nine months ended September 30, 2008 because inclusion of such shares would have been antidilutive.  For the nine months ended September 30, 2008 and 2007, approximately 13 million and five million shares, respectively, related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.

12.
On April 16, 2008, the Company announced that it had reached a definitive agreement with Lighthouse Holdings, Inc., which is owned by investment funds affiliated with TPG Capital, L.P. and Pharos Capital Group, LLC for the sale of American Beacon Advisors, Inc. (American Beacon), its wholly-owned asset management subsidiary. On September 12, 2008, AMR completed the sale of American Beacon which resulted in a net gain of $432 million.  The gain on the sale is included in Miscellaneous-net in the accompanying condensed consolidated statement of operations.  While primarily a cash transaction, the Company also maintained a minority equity stake in American Beacon.  As the Company has significant continuing involvement with American Beacon post-sale, AMR does not account for the disposal of American Beacon as discontinued operations.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

13.
During the third quarter of 2008, AMR completed a public offering of 27.1 million shares of its common stock.  The Company realized net proceeds of $294 million from the sale of equity and paid to the sales agent for such offering compensation in the amount of $6 million.

--

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

Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements:  the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the ability of the Company to generate additional revenues and reduce its costs; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; changes in the Company’s corporate or business strategy; government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Company’s 2007 Form 10-K (see in particular Item 1A “Risk Factors” in the 2007 Form 10-K, and as amended in Item 1A in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Overview

The Company recorded net earnings of $45 million in the third quarter of 2008 compared to net earnings of $175 million in the same period last year.  The Company’s third quarter 2008 results includes the sale of American Beacon for a net gain of $432 million and $27 million of special charges due to continued capacity reduction effects.  The gain on sale and the capacity reduction charges are described in footnotes 12 and 9, respectively, to the condensed consolidated financial statements.

--

Excluding these special items, the Company’s third quarter 2008 net operating loss reflects a dramatic year-over-year increase in fuel prices from an average of $2.17 per gallon in the third quarter 2007 to an average of $3.57 per gallon in the third quarter of 2008.  Fuel expense has become the Company’s largest single expense category and the price increase resulted in $1.1 billion in incremental year-over-year fuel expense in the third quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).  Although fuel prices have abated somewhat from the record prices recorded in July 2008, fuel prices are still very high and volatile by historical standards.

The significant rise in fuel price was partially offset by higher unit revenues (passenger revenue per available seat mile).  Mainline passenger unit revenues increased 10.9 percent for the third quarter due to a 13.2 percent increase in passenger yield (passenger revenue per passenger mile) partially offset by a 1.7 point load factor decrease compared to the same period in 2007.  Although passenger yield showed year-over-year improvement, passenger yield remains essentially flat with the levels set in 2000 despite cumulative inflation of approximately 27% over the same time frame.

The Company made several announcements during the third quarter.  In August 2008, American entered into a joint business agreement and related marketing arrangements with UK carrier, British Airways, and Spanish carrier, Iberia providing for commercial cooperation by the three carriers on flights between North America (consisting of the United States, Canada and Mexico) and Europe (consisting of the European Union, Switzerland and Norway).  The agreement contemplates the pooling and sharing of certain revenues and costs on transatlantic flights, expanded codesharing on each other’s flights, enhanced frequent flyer program reciprocity, and cooperation in the areas of planning, marketing and certain operations.  These agreements were signed in connection with an application to the U.S. Department of Transportation by the three carriers for antitrust immunity to permit global cooperation.  The application also included the Finnish carrier, Finnair, and the Jordanian carrier, Royal Jordanian.  If granted (which cannot be assured), antitrust immunity will permit the five carriers, all of whom are members of the oneworld airline alliance, to deepen cooperation on a bilateral and multilateral basis.

Implementation of the joint business agreement and related arrangements is subject to conditions, including various U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.  Agencies from which regulatory approvals must be obtained may impose requirements or limitations as a condition of granting such approvals, such as requiring divestiture of routes, gates, slots or other assets.

During the quarter ended September 30, 2008, the Company entered into amendments to its 737-800 purchase agreement with the Boeing Company.   Giving effect to the amendments, the Company is now committed to take delivery of a total of 36 737-800 aircraft in 2009 and 40 737-800 aircraft in 2010.  In addition to these aircraft, the Company has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 - 2016.

On October 15, 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft scheduled to be delivered between 2012 and 2018.  The Boeing 787-9 purchase agreement contains certain contingency provisions, which are described in the Liquidity and Capital Resources subsection of Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  The agreement also includes purchase rights to acquire up to 58 additional Boeing 787 aircraft, with deliveries between 2015 and 2020.

In September 2008, AMR completed the sale of American Beacon which resulted in a net gain of $432 million.  American Beacon will continue to provide a number of services for AMR and its affiliates, including cash management for AMR and investment advisory services and investment management services for American Airlines pension, 401(k) and other health and welfare plans.  See footnote 12 to the condensed consolidated financial statements for more information.

In the third quarter, the Company also realized net proceeds of $294 million through the sale of 27.1 million shares of AMR common stock.  Proceeds from the issuance will be used for general corporate purposes.

The Company’s ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are referred to under “Forward-Looking Information” above and are discussed in the Risk Factors listed in Item 1A (on pages 11-17) in the 2007 Form 10-K, and as amended in Item 1A in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. In addition, four of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the adequacy and ultimate success of these initiatives is not known at this time and cannot be assured.  It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially and if fuel prices were to persist for an extended period at recent historic high levels.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K.  As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the near term, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as significant pension funding obligations, the Company will need access to substantial additional funding.

The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company’s owned aircraft, including the Company’s Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. Besides unencumbered aircraft, some of the Company’s particular assets and other sources of liquidity that could be sold or otherwise used as sources of financing include AAdvantage program miles, route authorities and takeoff and landing slots, and certain of the Company’s business units and subsidiaries, such as AMR Eagle.  The availability and level of the financing sources described above cannot be assured, particularly in light of the Company’s and American’s financial results in recent years, the Company’s and American’s substantial indebtedness, the difficult revenue environment they face, their reduced credit ratings, historically high fuel prices, and the financial difficulties experienced in the airline industry.  In addition, recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads and more limited availability of financing.  The inability of the Company to obtain necessary funding on acceptable terms would have a material adverse impact on the Company.

The Company’s substantial indebtedness and other obligations have important consequences.  For example, they: (i) limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, and adversely affect the terms on which such financing could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; and (iv) limit the Company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

The Company has firm commitments to take delivery of a total of 36 737-800 aircraft in 2009 and 40 737-800 aircraft in 2010.  In addition to these aircraft, the Company has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 - 2016.

Under the Company’s Boeing 737-800 and Boeing 777-200 purchase agreements, payments for the related aircraft purchase commitments will be zero in the remainder of 2008, approximately $1.2 billion in 2009, $1.1 billion in 2010, $99 million in 2011, $220 million in 2012, and $1.0 billion for 2013 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.

In October of 2008, the Company entered into a sale-leaseback agreement for 20 of the 36 Boeing 737-800 aircraft to be delivered in 2009.  Such financing is subject to certain terms and conditions including a minimum liquidity requirement.  In addition, the Company had previously arranged for backstop financing which could be used for the remaining 16 of the Company’s 2009 Boeing 737-800 aircraft deliveries, as well as a significant portion of the 2010 Boeing 737-800 aircraft deliveries.  If the Company elects to utilize the backstop financing, all of its purchase commitments for 2009 and 2010 will be covered by committed financing except for approximately $400 million, substantially all of which are due in the fourth quarter of 2010.

On October 15, 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft.  The first such aircraft is scheduled to be delivered in 2012, and the last is scheduled to be delivered in 2018.  The agreement also includes purchase rights to acquire up to 58 additional Boeing 787 aircraft, with deliveries between 2015 and 2020.

Under the 787-9 purchase agreement, except as described below, American will not be obligated to purchase a 787-9 aircraft unless it gives Boeing notice confirming its election to do so at least 18 months prior to the scheduled delivery date for that aircraft (the first scheduled delivery date is in September 2012).  If American does not give that notice with respect to an aircraft, the aircraft will be no longer subject to the 787-9 purchase agreement.  These confirmation rights may be exercised until May 1, 2013, provided that those rights will terminate earlier if American reaches a collective bargaining agreement with its pilot union that includes provisions enabling American to utilize the 787-9 to American’s satisfaction in the operations desired by American, or if American confirms its election to purchase any of the initial 42 787-9 aircraft.  While there can be no assurances, American expects to have reached an agreement as described above with its pilots union prior to the first notification date.  In either of those events, American would become obligated to purchase all of the initial 42 aircraft then subject to the purchase agreement.  If neither of those events occur prior to May 1, 2013, then on that date American may elect to purchase all of the initial 42 aircraft then subject to the purchase agreement, and if it does not elect to do so, the purchase agreement will terminate in its entirety.
  .
The Company’s continued aircraft replacement strategy, and its execution of that strategy, will depend on such factors as future economic and industry conditions and the financial condition of the Company.

Credit Facility Covenants

American’s Credit Facility consists of a fully drawn $255 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $437 million term loan facility, with a final maturity on December 17, 2010. In order to mitigate the impact of a potential credit card processing reserve, the Company drew down its $255 million revolving credit facility in September 2008.  American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility.  AMR and American were in compliance with the Liquidity Covenant as of September 30, 2008 and expect to be able to continue to comply with this covenant.  In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  In May 2008, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for periods ending on any date from and including June 30, 2008 through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter.  The required ratio will be 0.90 to 1.00 for the one quarter period ending June 30, 2009 and will increase to 1.15 to 1.00 for the four quarter period ending September 30, 2010.  Given fuel prices that are very high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether the Company will be able to continue to comply with these covenants, and there are no assurances that the Company will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which – if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default – could result in a default under a significant amount of other debt and lease obligations, and otherwise have a material adverse impact on the Company.

--

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

Under one such agreement, the amount of such reserve may be based on, among other things, the amount of unrestricted cash (not including undrawn credit facilities) held by American and American’s debt service coverage ratio, as defined in the agreement.  In order to mitigate the impact of this potential reserve, the Company drew down its $255 million revolving credit facility in September 2008.   American expects that if fuel prices remain high by historical standards and are not adequately offset by fare increases, American could be required to maintain a reserve under this agreement in future years.  Based on the Company’s current agreement, no reserves will be required in 2008.  Given the volatility of fuel prices and revenues, it is difficult to forecast the required amount of such reserve at any time. However, if current conditions persist for some time, such required amount could be significant in 2009.

Pension Funding Obligation

The Company’s 2008 minimum required contribution to its defined benefit pension plan is $78 million.  On July 15, the Company made an additional contribution of $3 million bringing year to date contributions to the minimum contribution of $78 million.

Cash Flow Activity

At September 30, 2008, the Company had $4.6 billion in unrestricted cash and short-term investments, compared with $4.5 billion as of December 31, 2007.  The Company’s unrestricted cash and short-term investments included $239 million and $164 million, respectively, in collateral deposits received from the counterparties of the Company’s fuel derivative instruments.  The amount of collateral required to be deposited with the Company or with the counterparty by the Company is based on fuel price in relation to the market values of the derivative contracts and collateral provisions per the terms of those contracts and can fluctuate significantly.   Net cash provided by (used for) operating activities in the nine month period ended September 30, 2008 was ($30) million, a decrease of $2.0 billion over the same period in 2007 primarily due to a dramatic year-over-year increase in average fuel prices from $2.04 per gallon for the nine month ending September 30, 2007 to $3.17 per gallon for the same period in 2008.  The fuel price increase resulted in $2.6 billion in incremental year-over-year expense in the third quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).  The Company contributed $78 million to its defined benefit pension plans in the first nine months of 2008 compared to $380 million during the first nine months of 2007.

In the quarter ended September 30, 2008, American raised approximately $500 million under a loan secured by aircraft, due in installments through 2015. In addition, AMR completed a public offering of 27.1 million shares of its common stock.  The Company realized net proceeds of $294 million from the sale of equity.

In August 2008, AMR retired, by purchasing with cash, $75 million of the $300 million principal amount of the 4.25% senior convertible notes due 2023. In September 2008, the remaining holders of the 4.25 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100% of their principal amount, totaling $225 million.  Under the terms of the 4.25 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.25 Notes solely with cash.

In September 2008, the Company drew down its $255 million revolving credit facility.  The draw on the credit facility was intended to reduce the amount of a potential credit card hold back reserve that could have been imposed in the fourth quarter of 2008 based on the terms of one of the Company’s credit card processing agreements.  The amount of the hold back reserve from such agreement may be based on, among other things, the amount of unrestricted cash (which does not include undrawn credit facilities) held by the Company and the Company’s debt service coverage ratio.

--

In September, 2008, AMR completed the sale of American Beacon which resulted in a net gain of $432 million.  The gain on the sale is included in Miscellaneous-net in the accompanying condensed consolidated statement of operations.  While primarily a cash transaction, the Company also maintained a minority equity stake in American Beacon.

Capital expenditures for the first nine months of 2008 were $687 million and primarily included aircraft purchase deposits and aircraft modifications.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.  Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

RESULTS OF OPERATION

For the Three Months Ended September 30, 2008 and 2007

Revenues

The Company’s revenues increased approximately $475 million, or 8.0 percent, to $6.4 billion in the third quarter of 2008 from the same period last year.  American’s passenger revenues increased by 7.6 percent, or $348 million, despite a 3.0 percent decrease in capacity (available seat mile) (ASM).  American’s passenger load factor decreased 1.7 points to 82.2 percent while passenger yield increased by 13.2 percent to 14.34 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 10.9 percent to 11.79 cents.

Beginning in the third quarter of 2008, AMR corrected the classification of certain revenues associated with the fuel surcharge component of passenger revenue from domestic to international revenue for purposes of the RASM computations.  As a result of this change, the previously reported RASM and year-over-year trends have been corrected for the first and second quarters of 2008 to conform to the current presentation.

Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended March 31, 2008
	As Reported RASM (cents)	As Reported Y-O-Y Change	Corrected RASM (cents)	Corrected Y-O-Y Change
DOT Domestic	10.54	6.9%	10.4	5.9%
International	10.88	5.6	11.1	7.3
DOT Latin America	12.08	8.0	12.2	9.2
DOT Atlantic	9.43	(0.5)	9.7	1.9
DOT Pacific	9.79	10.7	10.0	13.1

	Three Months Ended June 30, 2008
	As Reported RASM (cents)	As Reported Y-O-Y Change	Corrected RASM (cents)	Corrected Y-O-Y Change
DOT Domestic	11.27	5.9%	11.08	4.2%
International	11.49	8.7	11.81	11.7
DOT Latin America	11.73	10.2	12.01	12.8
DOT Atlantic	11.29	6.0	11.65	9.3
DOT Pacific	11.20	12.8	11.53	16.1

	Three Months Ended September 30, 2008
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	11.17	7.7%	26.1	(5.0)%
International	12.81	15.7	15.9	0.4
DOT Latin America	13.58	19.7	'7.4	1.8
DOT Atlantic	12.20	11.5	6.7	(1.4)
DOT Pacific	11.86	13.8	1.7	1.8

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $20 million, or 3.1 percent, to $668 million as a result of increased passenger yield.  Regional Affiliates’ traffic decreased 12.2 percent to 2.3 billion revenue passenger miles (RPMs), while capacity decreased 4.0 percent to 3.3 billion ASMs, resulting in a 6.5 point decrease in the passenger load factor to 69.4 percent.

In the first quarter of 2008, the Company began classifying certain mileage sales revenue to Other revenue, which was previously recognized as a component of Passenger revenue.  See Note 2 to the condensed consolidated financial statements for additional information.

The Company continues to pursue ancillary revenue opportunities through miscellaneous fee increases and the implementation of new fees for certain services.  For the three months ended September 30, 2008, these revenues increased 14.5 percent, or $73 million versus the same period in 2007.

Operating Expenses

The Company’s total operating expenses increased 18.0 percent, or $1.0 billion, to $6.6 billion for the third quarter 2008 compared to the third quarter of 2007.  The Company’s operating expenses per ASM for the third quarter 2008 increased 21.7 percent to 14.66 cents compared to the same period in 2007.  The increase in operating expense was primarily due to a dramatic year-over-year increase in fuel prices from $2.17 per gallon in the third quarter of 2007 to $3.57 per gallon for the third quarter of 2008.  Fuel expense is the Company’s largest single expense category and the price increase resulted in $1.1 billion in incremental year-over-year fuel expense for the third quarter 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed). Continuing high fuel prices, additional increases in the price of fuel and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations.  In addition, the Company accrued $19 million related to the grounding of leased Airbus A300 aircraft prior to lease expiration and an additional $8 million accrual for employee severance costs related to the capacity reductions announced in the second quarter.

(in millions) Operating Expenses	Three Months Ended September 30, 2008	Change from 2007	Percentage Change

Aircraft Fuel	$2,722	$979	56.1%	(a)
Wages, salaries and benefits	1,633	(88)	(5.1)
Other rentals and landing fees	344	16	4.9
Depreciation and amortization	289	(18)	(5.8)
Maintenance, materials and repairs	304	30	11.0	(b)
Commissions, booking fees and credit card expense	264	(6)	(2.2)
Aircraft rentals	122	(26)	(16.8)
Food service	135	(4)	(3.2)
Special charges	27	27	*	(c)
Other operating expenses	797	100	14.3
Total operating expenses	$6,637	$1,010	18.0%

(a)
Aircraft fuel expense increased primarily due to a 64.2 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging) offset by a 4.9 percent decrease in the Company’s fuel consumption, primarily due to reductions in available seat miles.

(b)
Maintenance, materials and repairs expense increased due to a heavier workscope of scheduled airframe maintenance overhauls, repair costs and volume, and contractual engine repair rates, which are driven by aircraft age.

(c)
Special charges are related to the capacity reductions announced in the second quarter.  The Company accrued $19 million related to the grounding of leased Airbus A300 aircraft prior to lease expiration and an additional $8 million accrual for employee severance costs.

--

Other Income (Expense)

Interest income decreased $53 million due to a decrease in interest rates.  Interest expense decreased $37 million as a result of a decrease in the Company’s long-term debt balance.

Income Tax
The Company did not record a net tax provision (benefit) associated with its earnings for the three months ended September 30, 2008 or its earnings for the three months ended September 30, 2007 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	34,491	36,290
Available seat miles (millions)	41,965	43,271
Cargo ton miles (millions)	509	514
Passenger load factor	82.2%	83.9%
Passenger revenue yield per passenger mile (cents)	14.34	13.09
Passenger revenue per available seat mile (cents)	11.79	10.98
Cargo revenue yield per ton mile (cents)	45.16	38.14
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	13.99	11.45
Fuel consumption (gallons, in millions)	690	725
Fuel price per gallon (cents)	356.7	216.5
Operating aircraft at period-end	650	684

Regional Affiliates
Revenue passenger miles (millions)	2,293	2,611
Available seat miles (millions)	3,305	3,442
Passenger load factor	69.4%	75.9%

(*)	Excludes $798 million and $701 million of expense incurred related to Regional Affiliates in 2008 and 2007, respectively.

Operating aircraft at September 30, 2008, included:

American Airlines Aircraft		AMR Eagle Aircraft
Airbus A300-600R	30	Bombardier CRJ-700	25
Boeing 737-800	77	Embraer 135	34
Boeing 757-200	124	Embraer 140	59
Boeing 767-200 Extended Range	15	Embraer 145	108
Boeing 767-300 Extended Range	57	Super ATR	39
Boeing 777-200 Extended Range	47	Saab 340B/340B Plus	23
McDonnell Douglas MD-80	300	Total	288
Total	650

The average aircraft age for American’s and AMR Eagle’s aircraft is 15.4 years and 8.1 years, respectively.

Of the operating aircraft listed above, 13 owned McDonnell Douglas MD-80 aircraft, one owned and one leased Airbus A300-600R and six operating leased Saab 340B Plus aircraft were in temporary storage as of September 30, 2008.

Owned and leased aircraft not operated by the Company at September 30, 2008, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 767-300 Extended Range	1	Embraer 135	5
Airbus A300	2	Embraer 145	10
Fokker 100	4	Saab 340B	29
McDonnell Couglas MD-80	29	Total	44
Total	36

AMR Eagle leased its ten owned Embraer 145s that are not operated by AMR Eagle to Trans States Airlines, Inc.

For the Nine Months Ended September 30, 2008 and 2007

Revenues

The Company’s revenues increased approximately $1.0 billion, or 6.1 percent, to $18.3 billion for the nine months ended September 30, 2008 from the same period last year.  American’s passenger revenues increased by 5.7 percent, or $761 million, while capacity (ASM) decreased by 2.3 percent.  American’s passenger load factor remained effectively static at 81.3 percent and passenger revenue yield per passenger mile increased by 9.0 percent to 13.87 cents.  This resulted in an increase in American’s passenger RASM of 8.2 percent to 11.27 cents.

Following is additional information regarding American’s domestic and international RASM and capacity based on geographic areas defined by the DOT:

	Nine Months Ended September 30, 2008
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.90	5.9%	78.0	(4.1)%
International	11.90	11.7	46.7	0.9
DOT Latin America	12.59	13.8	22.9	2.7
DOT Atlantic	11.26	8.1	18.7	(0.9)
DOT Pacific	11.15	14.5	5.0	(0.5)

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $68 million, or 3.6 percent, to $1.9 billion as a result of increased passenger yield.  Regional Affiliates’ traffic decreased 8.5 percent to 6.8 billion revenue passenger miles (RPMs), while capacity decreased 4.1 percent to 9.7 billion ASMs, resulting in a 3.4 point decrease in the passenger load factor to 70.6 percent.

In the first quarter of 2008, the Company began classifying certain mileage sales revenue to Other revenue, which was previously recognized as a component of Passenger revenue.  See Note 2 to the condensed consolidated financial statements for additional information.

The Company continues to pursue ancillary revenue opportunities through miscellaneous fee increases and the implementation of new fees for certain services.  For the nine months ending September 30, 2008, these revenues increased 9 percent, or $135 million versus the same period in 2007.

--

Operating Expenses

The Company’s total operating expenses increased 23.3 percent, or $3.8 billion, to $20.0 billion for the nine months ended September 30, 2008 compared to the same period of 2007.  The Company’s operating expenses per ASM increased 26.3 percent to 14.87 cents compared to the same period in 2007. These increases are partially due to a non-cash impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values. This impairment charge was triggered by the record increase in fuel prices over the last twelve months.  In addition, the Company accrued $63 million for severance costs related to the capacity reductions and $19 million related to the grounding of leased Airbus A300 aircraft prior to lease expiration.  These special items represented 8.86 cents of the increase in operating expenses per ASM for the nine months ended September 30, 2008.  The remaining increase in operating expense was primarily due to a dramatic year-over-year increase in fuel prices from $2.04 per gallon in the nine months ending September 30, 2007 to $3.17 per gallon for the same period in 2008.  Fuel expense is the Company’s largest single expense category and the price increase resulted in $2.6 billion in incremental year-over-year fuel expense for the nine months ended September 30, 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed). Continuing high fuel prices, additional increases in the price of fuel and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations.

(in millions) Operating Expenses	Nine Months Ended September 30, 2008	Change from 2007	Percentage Change

Aircraft Fuel	$7,195	2,398	50.0%	(a)
Wages, salaries and benefits	4,935	(112)	(2.2)
Other rentals and landing fees	985	15	1.4
Depreciation and amortization	922	30	3.3
Maintenance, materials and repairs	943	153	19.3	(b)
Commissions, booking fees and credit card expense	780	(7)	(0.9)
Aircraft rentals	372	(79)	(17.4)
Food service	395	(4)	(1.0)
Special charges	1,191	1,191	*	(c)
Other operating expenses	2,272	187	9.2
Total operating expenses	$19,990	$3,772	23.3%

(a)
Aircraft fuel expense increased primarily due to a 55.4 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging) offset by a 3.5 percent decrease in the Company’s fuel consumption, primarily due to reductions in available seat miles.

(b)
Maintenance, materials and repairs expense increased due to a heavier workscope of scheduled airframe maintenance overhauls, repair costs and volume, and contractual engine repair rates, which are driven by aircraft age.

(c)
Special charges are related to a non-cash impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values. This impairment charge was triggered by the record increase in fuel prices over the last twelve months.  In addition, the Company accrued $63 million for severance costs and $19 million related to the grounding of leased Airbus A300 aircraft prior to lease expiration related to the capacity reductions.

Other Income (Expense)

Interest income decreased $119 million in nine months ended September 30, 2008 compared to the same period in 2007 due primarily to decrease in interest rates.  Interest expense decreased $134 million as a result of a decrease in the Company’s long-term debt balance.

Income Tax
The Company did not record a net tax provision (benefit) associated with its loss for the nine months ended September 30, 2008 or its earnings for the nine months ended September 30, 2007 to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	101,378	104,534
Available seat miles (millions)	124,735	127,609
Cargo ton miles (millions)	1,547	1,574
Passenger load factor	81.3%	81.9%
Passenger revenue yield per passenger mile (cents)	13.87	13.15
Passenger revenue per available seat mile (cents)	11.27	10.77
Cargo revenue yield per ton mile (cents)	43.83	37.91
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	14.15	11.17
Fuel consumption (gallons, in millions)	2,058	2,129
Fuel price per gallon (cents)	315.9	203.0

Regional Affiliates
Revenue passenger miles (millions)	6,835	7,468
Available seat miles (millions)	9,685	10,096
Passenger load factor	70.6%	74.0%

(*)	Excludes $2.4 billion and $2.1 billion of expense incurred related to Regional Affiliates in 2008 and 2007, respectively.

Outlook

Capacity for American’s mainline jet operations is expected to decline 8.3 percent in the fourth quarter compared to the fourth quarter of 2007, with domestic mainline jet capacity  expected to decline by 12.5 percent and international capacity to decrease 0.6 percent year over year.   The Company expects mainline capacity to decline approximately 3.7 percent for the full year 2008 compared to 2007, with a 6.2 percent reduction in domestic capacity and a 0.6 percent decrease in international capacity.

Mainline capacity is expected to decline approximately 5.5 percent compared to 2008 levels, with domestic capacity expected to decrease by 8.5 percent in 2009 compared to 2008.  International capacity is expected to decline by approximately 1% in 2009 versus 2008.
--

The Company currently expects fourth quarter 2008 mainline unit costs to increase approximately 8.6 percent year over year.  The fourth quarter 2008 unit cost expectations reflect cost pressures associated with the Company’s previously announced capacity reductions. Full year 2008 mainline unit costs are expected to increase approximately 22.0 percent year over year, primarily due to the increase in the price of fuel.  The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control.  Although fuel prices have abated somewhat from the record prices recorded in July 2008, fuel prices are still very high and volatile by historical standards.

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

During the quarter ended September 30, 2008, the Company entered into amendments to its 737-800 purchase agreement with the Boeing Company.  Giving effect to the amendment, the Company is now committed to take delivery of a total of 36 737-800 aircraft in 2009 and 40 737-800 aircraft in 2010.  Furthermore, in October of 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft scheduled to be delivered between 2012 and 2018.  The agreement also includes purchase rights to acquire up to 58 additional Boeing 787 aircraft, with deliveries between 2015 and 2020.

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

--

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2008 cost per gallon of fuel.  Based on projected 2008 and 2009 fuel usage through September 30, 2009, such an increase would result in an increase to aircraft fuel expense of approximately $696 million in the twelve months ended September 30, 2009, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2008, and assumes the Company’s fuel hedging program remains effective under Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Comparatively, based on projected 2008 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $649 million in the twelve months ended December 31, 2008, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2007.  The change in market risk is primarily due to the increase in fuel prices.

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

As of September 30, 2008, the Company had effective hedges, including option contracts and collars, covering approximately 38 percent of its estimated remaining 2008 fuel requirements.  The consumption hedged for the remainder of 2008 is capped at an average price of approximately $3.33 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $2.69 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 26 percent of its estimated remaining 2008 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future, and a continued decline in the price of jet fuel will decrease the efficacy of such fuel hedge positions in offsetting the price of jet fuel.

--

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. During the quarter ending on September 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

--

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case against certain airline defendants and Orbitz LLC.  The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division.  Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act;  (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act.  On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice.  On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs.  On October 29, 2007, the court dismissed all actions.  The Tam plaintiffs have appealed the court’s decision.  The Swope plaintiffs have moved to have their case remanded to the Eastern District of Texas.  American continues to vigorously defend these lawsuits.  A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.

On July 12, 2004, a consolidated class action complaint that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003.  In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO.  On July 22, 2008, the district court granted summary judgment to American and APFA concerning the remaining claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution).  On August 20, 2008, a notice of appeal was filed on behalf of the purported class of flight attendants. Although the Company believes the case against it is without merit and both American and the APFA are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

--

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received from the Swiss Competition Commission a request for information concerning, among other things, the scope and organization of the Company’s activities in Switzerland.  On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission, seeking information regarding the Company's corporate structure, revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.   On April 28, 2008, the Brazilian competition authorities preliminarily charged the Company with violating Brazilian competition laws.  The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities.  On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

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

Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation.  On October 25, 2006, these cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, Civ. No. 06-1793 (the “Passenger MDL”).  On July 9, 2007, the Company was named as a defendant in the Passenger MDL.  On August 25, 2008, the plaintiffs dismissed their claims against the Company in this action.  On March 13, 2008, and March 14, 2008, two additional purported class action complaints, Turner v. American Airlines, et al., Civ. No. 08-1444 (N.D. Cal.), and LaFlamme v. American Airlines, et al., Civ. No. 08-1079 (E.D.N.Y.), were filed against the Company, alleging that the Company violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation in Japan and Germany, respectively.  Plaintiffs in the Turner and LaFlamme cases are seeking trebled money damages and injunctive relief.  The Company vigorously will defend these lawsuits, but any adverse judgment in these actions could have a material adverse impact on the Company.

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

--

Item 1A.  Risk Factors

As a result of significant losses in recent years, our financial condition has been materially weakened.

We incurred significant losses in 2001-2005, which materially weakened our financial condition. We lost $857 million in 2005, $751 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. Although we earned a profit of $504 million in 2007 and $231 million in 2006, we lost a total of $1.7 billion (which included a $1.1 billion non-cash impairment charge) in the first three quarters of 2008. Because of our weakened financial condition, we are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in jet fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition).

We are being adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

Our results are very significantly affected by the price and availability of jet fuel, which are in turn affected by a number of factors beyond our control. Fuel prices are volatile, have increased significantly in 2007 and 2008, and are currently very high by historical standards.

Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. Although we have had some recent success in raising fares and imposing fuel surcharges, these fare increases and surcharges have not kept pace with the recent extraordinary increases in the price of fuel. Furthermore, if fuel prices decline in the future, increased fare competition and lower revenues may offset any potential benefit of lower fuel prices.

While we do not currently anticipate a significant reduction in fuel availability, dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of current high prices for a significant period of time, would have a material adverse impact on us.

We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft. High fuel prices make it more imperative that we continue to execute our fleet renewal plans. However, due to the machinist strike at Boeing, the Company may experience delays in the delivery of some of the Boeing 737-800 aircraft we currently have on order.

While we seek to manage the risk of fuel price increases by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs. In addition, a deterioration of our financial position could negatively affect our ability to enter into derivative contracts in the future.

Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to reduce our costs. Although we have a number of initiatives underway to address our cost and revenue challenges, some of these initiatives involve changes to our business which we may be unable to implement. In addition, we expect that, as time goes on, it will be progressively more difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs are not known at this time and cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for us to continue to fund our obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially and if fuel prices were to persist for an extended period at recent historic high levels.

--

Our business is affected by many changing economic and other conditions beyond our control, and our results of operations tend to be volatile and fluctuate due to seasonality.

Our business and our results of operations are affected by many changing economic and other conditions beyond our control, including, among others:

•
actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks or political instability;

•	changes in consumer preferences, perceptions, spending patterns or demographic trends;

•	changes in the competitive environment due to industry consolidation and other factors;

•	actual or potential disruptions to the air traffic control systems;
•	increases in costs of safety, security and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.

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

We have and will continue to have significant amounts of indebtedness, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements, as well as a high proportion of debt to equity capital. We expect to incur substantial additional debt (including secured debt) and lease obligations in the future. We also have substantial pension funding obligations. Our substantial indebtedness and other obligations have important consequences. For example, they:

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, and adversely affect the terms on which such financing can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

--

We may be unable to comply with our financial covenants.

As of September 30, 2008 American had a secured bank credit facility (the Credit Facility) consisting of a fully drawn $255 million revolving credit facility with a final maturity on June 17, 2009, and a fully drawn $437 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a liquidity covenant and a covenant that requires AMR to maintain certain minimum ratios of cash flow to fixed charges (the EBITDAR covenant). We complied with the liquidity covenant as of September 30, 2008. In May 2008, we entered into an amendment to the Credit Facility which waived compliance with the EBITDAR covenant for periods ending on any date from and including June 30, 2008 and through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter. Given fuel prices that are very high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether we will be able to continue to comply with these covenants, and there are no assurances that we will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which — if we did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of our other debt and lease obligations, and otherwise have a material adverse impact on us.

The airline industry is fiercely competitive and may undergo further consolidation or changes in industry alliances, and we are subject to increasing competition.

Service over almost all of our routes is highly competitive and fares remain at low levels by historical standards. We face vigorous, and, in some cases, increasing, competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost carriers and, particularly on shorter segments, ground and rail transportation. We also face increasing and significant competition from marketing/operational alliances formed by our competitors. The percentage of routes on which we compete with carriers having substantially lower operating costs than ours has grown significantly over the past decade, and we now compete with low-cost carriers on a large majority of our domestic non-stop mainline network routes.

Certain airline alliances have been granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.

Pricing decisions are significantly affected by competition from other airlines. Fare discounting by competitors historically has had a negative effect on our financial results because we must generally match competitors’ fares, since failing to match would result in even less revenue. We have faced increased competition from carriers with simplified fare structures, which are generally preferred by travelers. Any fare reduction or fare simplification initiative may not be offset by increases in passenger traffic, reduction in cost or changes in the mix of traffic that would improve yields. Moreover, decisions by our competitors that increase or reduce overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, can have a material impact on related fare levels.

There have been numerous mergers and acquisitions within the airline industry and numerous changes in industry alliances. Recently, two of our largest competitors, Delta (currently the third largest U.S. air carrier) and Northwest (currently the sixth largest U.S. air carrier), announced that they had agreed to merge. In addition, another two of our largest competitors, United (currently the second largest U.S. air carrier) and Continental (currently the fifth largest U.S. air carrier) recently announced that they had entered into a framework agreement to cooperate extensively and under which Continental would join the global alliance of which United, Lufthansa and certain other airlines are members.

We recently announced that we have entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, which provide for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. Along with these carriers and certain other carriers, we have applied to the U.S. Department of Transportation for antitrust immunity for this planned cooperation. Implementation of this agreement and the related arrangements is subject to conditions, including various U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals. Agencies from which such approvals must be obtained may impose requirements or limitations as a condition of granting any such approvals, such as requiring divestiture of routes, gates, slots or other assets. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those that may be undertaken in response to the planned merger of Delta and Northwest or other developments in the airline industry. Any airline industry consolidation or changes in airline alliances could substantially alter the competitive landscape and result in changes in our corporate or business strategy. We regularly assess and explore the potential for consolidation in our industry and changes in airline alliances, our strategic position and ways to enhance our competitiveness, including the possibilities for our participation in merger activity. Consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist currently, which could have a material adverse effect on us. For similar reasons, changes in airline alliances could also adversely affect our competitive position.

We compete with reorganized carriers, which results in competitive disadvantages for us.

We must compete with air carriers that have recently reorganized under the protection of Chapter 11 of the U.S. Bankruptcy Code, including United, Delta, Northwest and U.S. Airways (currently the seventh largest U.S. air carrier). It is possible that other significant competitors may seek to reorganize in or out of Chapter 11.

Successful reorganizations by other carriers present us with competitors with significantly lower operating costs and stronger financial positions derived from renegotiated labor, supply, and financing contracts. These competitive pressures may limit our ability to adequately price our services, may require us to further reduce our operating costs, and could have a material adverse impact on us.

Fares are at low levels and our reduced pricing power adversely affects our ability to achieve adequate pricing, especially with respect to business travel.

While we have recently been able to implement some fare increases on certain domestic and international routes, our passenger yield remains low by historical standards. We believe that this is due in large part to a corresponding decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized under the protection of Chapter 11; other carriers being well hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and fare simplification efforts by certain carriers. We believe that our reduced pricing power could persist indefinitely.

We will need to raise substantial additional funds to meet our commitments and to maintain sufficient liquidity, but we may be unable to do so, or to do so on acceptable terms.

To maintain sufficient liquidity as we continue to implement our restructuring and cost reduction initiatives, and because we have significant debt, lease, and other obligations in the next several years, as well as significant pension funding obligations, we will need continued access to substantial additional funding. While we have arranged financing that, subject to certain terms and conditions, covers a majority of our 2009 deliveries and have arranged backstop financing which could be used for the remainder of our 2009 deliveries, as well as a significant portion of our 2010 deliveries, we will also need additional financing to meet our commitments to purchase aircraft and execute our fleet replacement plan.

Our ability to obtain future financing is limited by the value of our unencumbered assets. A very large majority of our aircraft assets (including most of our aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) have been encumbered. Also, the market value of our aircraft assets has declined in recent years, and those assets may not maintain their current market value.

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

--

A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of financing for us. In addition, recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads, and more limited availability of financing. As a result of these factors, there can be no assurance that financing will be available to us on acceptable terms, if at all. An inability to obtain necessary additional financing on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

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

In October 2007, we announced that we were conducting a strategic value review involving, among other things, AMR Eagle, our regional airline, American Beacon Advisors, our investment advisory subsidiary and AAdvantage, our frequent flyer program. The purpose of the review was to determine whether there existed the potential for unlocking additional stockholder value with respect to one or more of these strategic assets through some type of separation transaction. As a result of this review, we announced on November 28, 2007 that we planned to divest AMR Eagle. On July 16, 2008 we announced that, given the current industry environment, we have decided to place that planned divestiture on hold until industry conditions are more favorable and stable. Also pursuant to the review, on April 16, 2008 we announced that we had reached a definitive agreement to sell American Beacon Advisors to a third party; this transaction closed on September 12, 2008.

In the future, we may consider and engage in discussions with third parties regarding the divestiture of AMR Eagle and other separation transactions, and we may decide to proceed with one or more such transactions. There can be no assurance that we will complete any separation transactions, that any announced plans or transactions will be consummated, or as to the impact of these transactions on stockholder value or on us.

Our business is subject to extensive government regulation, which can result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.

Airlines are subject to extensive domestic and international regulatory requirements. Many of these requirements result in significant costs. For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft. Compliance with those requirements drives significant expenditures and has in the past, and may in the future, cause disruptions to our operations. In addition, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available.

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

The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:

--

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports;

•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of regulations that impact customer service standards (for example new passenger security standards, passenger bill of rights);

•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction of slot rights previously held by us; or

•	the adoption of more restrictive locally imposed noise restrictions.

 In addition, the air traffic control (ATC) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. U.S. airlines carry about 740 million passengers a year and are forecasted to accommodate a billion passengers annually by 2015. Air-traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. We support a common-sense approach to ATC modernization that would allocate cost to all ATC system users in proportion to the services they consume. The reauthorization by the U.S. Congress of legislation that funds the FAA, which includes proposals regarding upgrades to the ATC system, is pending, but it is uncertain when any such legislation will be enacted.

We could be adversely affected by conflicts overseas or terrorist attacks.

Actual or threatened U.S. military involvement in overseas operations has, on occasion, had an adverse impact on our business, financial position (including access to capital markets) and results of operations, and on the airline industry in general. The continuing conflicts in Iraq and Afghanistan, or other conflicts or events in the Middle East or elsewhere, may result in similar adverse impacts.

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

For example, the “open skies” air services agreement between the United States and the European Union (EU), which took effect on March 30, 2008, provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport. The agreement will result in American facing increased competition in these markets, including Heathrow (to the extent that additional carriers are able to obtain necessary slots and terminal facilities at Heathrow), which could have an adverse impact on us.

We could be adversely affected by an outbreak of a disease that affects travel behavior.

In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS), which had an adverse impact primarily on our Asia operations. More recently, there have been concerns about a potential outbreak of avian flu. If there were another outbreak of a disease (such as SARS or avian flu) that affects travel behavior, it could have a material adverse impact on us.
--

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

We could be adversely affected if we are unable to have satisfactory relations with any unionized or other employee work group.

Our operations could be adversely affected if we fail to have satisfactory relations with any labor union representing our employees. In addition, any significant dispute we have with, or any disruption by, an employee work group could adversely impact us. Moreover, one of the fundamental tenets of our strategic Turnaround Plan is increased union and employee involvement in our operations. To the extent that we are unable to have satisfactory relations with any unionized or other employee work group, our ability to execute our strategic plans could be adversely affected.

American is currently in negotiations with each of its three major unions regarding amendments to their respective labor agreements.  The negotiations process in the airline industry typically is slow and sometimes contentious.  The union that represents American’s pilots has recently filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American.  While American is vigorously defending these claims, unfavorable outcomes of one or more of them could require American to incur additional costs, change the way it conducts some parts of its business, or otherwise adversely affect us.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until December 31, 2008, covering losses to employees, passengers, third parties and aircraft. If the U.S. government does not extend the policy beyond December 31, 2008, or if the U.S. government at any time thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, we will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

While the price of commercial insurance had declined since the period immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected.

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

--

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

--

Item 6.  Exhibits

The following exhibits are included herein:

10.1 Purchase Agreement No. 1977 Supplement No. 29 dated as of July 29, 2008

10.2 Purchase Agreement No. 1977 Supplement No. 30 dated as of August 8, 2008

10.3 Purchase Agreement No. 1977 Supplement No. 31 dated as of September 15, 2008

12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2008 and 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

--

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date:  October 16, 2008           BY:     /s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)