Form 10-K
period 2008-12-31
AMR CORP
filed 2009-02-19
CIK 6201

United States
Securities and Exchange Commission
             Washington, D.C. 20549
Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
_____________________________
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
☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑                                                                                     Accelerated Filer ☐
Non-accelerated Filer ☐                                                                                     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $1.3 billion.  As of February 11, 2009, 279,005,677 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009.

PART I

ITEM 1.                 BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982.  AMR’s operations fall almost entirely in the airline industry.  AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934.  At the end of 2008, American provided scheduled jet service to approximately 150 destinations throughout North America, the Caribbean, Latin America, Europe and Asia.

American, AMR Eagle Holding Corporation (AMR Eagle) and the AmericanConnection® airlines serve 250 cities in 40 countries with, on average, more than 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft.  American Airlines is also a founding member of oneworld® Alliance, which enables member airlines to offer their customers more services and benefits than any member airline can provide individually. These services include a broader route network, opportunities to earn and redeem frequent flyer miles across the combined oneworld network and more airport lounges.  Together, oneworld members serve nearly 700 destinations in over 150 countries, with 8,500 daily departures. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.

AMR Eagle, a wholly-owned subsidiary of AMR, owns two regional airlines which do business as "American Eagle” – American Eagle Airlines, Inc. and Executive Airlines, Inc. (Executive) (collectively, the American Eagle carriers).  American also contracts with two independently owned regional airlines, which do business as “AmericanConnection” (the AmericanConnection® carriers). The American Eagle carriers and the AmericanConnection® carriers provide connecting service from ten of American's high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.

The AMR Eagle fleet is operated to feed passenger traffic to American pursuant to a capacity purchase agreement between American and AMR Eagle under which American receives all passenger revenue from flights and pays AMR Eagle a fee for each flight.  The capacity purchase agreement reflects what the Company believes are current market rates received by other regional carriers for similar flying.  Amounts paid to AMR Eagle under the capacity purchase agreement are for various operating expenses of AMR Eagle, such as crew expenses, maintenance and aircraft ownership, some of which are calculated based on specific operating statistics (e.g. block hours, departures) and others of which are fixed monthly amounts.  This capacity purchase agreement was renewed in July 2008.  As of December 31, 2008, AMR Eagle operated over 1,400 daily departures, offering scheduled passenger service to over 150 destinations in North America, Mexico and the Caribbean.  On a separate company basis, AMR Eagle reported $2.5 billion in revenue and $30 million of income before income taxes in 2008.  However, this historical financial information is not indicative of what AMR Eagle’s future results of operations, financial position and cash flows might be if AMR Eagle was a stand-alone entity.

Recent Events

The Company recorded a net loss of $2.1 billion in 2008 compared to net earnings of $504 million in 2007.  These results reflect a dramatic year-over-year increase in fuel prices from an average of $2.13 per gallon in 2007 to an average of $3.03 per gallon in 2008.   Fuel expense was the Company’s largest single expense category and the fuel price increase resulted in $2.7 billion in incremental year-over-year fuel expense in 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).  In addition, the Company paid 11.7 cents more per gallon in 2007 than in 2006, which drove a $268 million negative impact to fuel expense in 2007.  Although fuel prices have abated considerably from the record prices recorded in July 2008, fuel prices remain volatile.  Fuel price volatility, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company’s financial condition and its results of operations.

The significant rise in fuel price was partially offset by higher unit revenues (passenger revenue per available seat mile).  Mainline passenger unit revenues increased 7.3 percent in 2008 due to an 8.6 percent increase in passenger yield (passenger revenue per passenger mile) partially offset by a 0.9 point load factor decrease compared to 2007.  Although passenger yield showed year-over-year improvement, passenger yield remains essentially flat with 2000 levels, despite cumulative inflation of approximately 25 percent over the same time frame.

In addition, the Company’s 2008 operating results were impacted by three special items:

•
In the second quarter, the Company announced capacity reductions due to unprecedented high fuel costs and the other challenges facing the industry.  In connection with these capacity reductions, the Company concluded that a triggering event had occurred, requiring that fixed assets be tested for impairment.   As a result of this test, the Company concluded the carrying values of its McDonnell Douglas MD-80 and the Embraer RJ-135 aircraft fleets were no longer recoverable. Consequently, the 2008 results include an impairment charge of $1.1 billion to write these and certain related long-lived assets down to their estimated fair values.  Also in connection with these capacity reductions, the Company recorded $71 million in expense for employee severance costs and a $33 million expense related to the grounding of leased Airbus A300 aircraft prior to lease expiration.  These charges are described in Note 2 to the consolidated financial statements.

•
The Company completed the sale of American Beacon Advisors (American Beacon) receiving total proceeds of $442 million and realizing a net gain of $432 million.  This transaction is described in Note 14 to the consolidated financial statements.

•
AMR recorded a settlement charge totaling $103 million related to lump sum distributions from the Company’s defined benefit pension plans to pilots who retired.  Pilot retirements resulted in $917 million in total lump sum payments to pilot retirees.  The charge is further described in Note 10 to the consolidated financial statements.

In August 2008, AMR retired, by purchasing with cash, $75 million of the $300 million principal amount of the 4.25 percent senior convertible notes due 2023 (the 4.25 Notes).  In September 2008, the remaining holders of the 4.25 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100 percent of their principal amount, totaling $225 million.  Under the terms of the 4.25 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.25 Notes solely with cash.

AMR continues to take steps to strengthen its balance sheet, and in the third quarter of 2008 issued 27.1 million shares of common stock generating net proceeds of $294 million.  The Company reduced long-term debt and capital lease obligations (including current maturities) by $185 million during the year and ended the year with $3.1 billion in unrestricted cash and short-term investments and $459 million in restricted cash and short-term investments.  In 2008, American also raised approximately $500 million under a loan secured by aircraft, due in installments through 2015, and raised approximately $424 million utilizing various transactions including additional loans secured by aircraft and sale leasebacks of certain aircraft, including regional aircraft.

In 2008, American entered into a joint business agreement and related marketing arrangements with the UK carrier British Airways and the Spanish carrier Iberia, providing for commercial cooperation by the carriers on flights between North America (consisting of the United States, Canada and Mexico) and Europe (consisting of the European Union, Switzerland and Norway) and beyond.  The agreement contemplates the pooling and sharing of certain revenues and costs on transatlantic flights, expanded codesharing on each other’s flights, enhanced frequent flyer program reciprocity, and cooperation in the areas of planning, marketing and certain operations.  The agreement was signed in connection with an application to the U.S. Department of Transportation by the carriers for antitrust immunity to permit global cooperation.  The application also included the Finnish carrier, Finnair, and the Jordanian carrier, Royal Jordanian.  If granted (which cannot be assured), antitrust immunity would permit the five carriers, all of whom are members of the oneworld airline alliance, to deepen cooperation on a bilateral and multilateral basis.  Implementation of the joint business agreement and related arrangements is subject to conditions, including various U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.  Agencies from which regulatory approvals must be obtained may impose requirements or limitations as a condition of granting such approvals, such as requiring divestiture of routes, gates, slots or other assets.

The Company continued its fleet renewal strategy during 2008 as it entered into amendments to its 737-800 purchase agreement with the Boeing Company.   Giving effect to the amendments and considering the impact of delays caused by the recent machinist strike at Boeing, the Company is now committed to take delivery of a total of 29 737-800 aircraft in 2009, 39 737-800 aircraft in 2010 and eight 737-800 aircraft in 2011.  These orders are in addition to eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 – 2016.

The Company also entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft.  The Boeing 787-9 purchase agreement contains certain contingency provisions, including provisions which allow American to cancel the contract under certain circumstances, which are described in the Liquidity and Capital Resources subsection of Item 7.  “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

The Company’s ability to return to profitability and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A.  In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in recent years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured.  It will be very difficult for the Company to continue to fund its obligations on an ongoing basis and return to profitability, if the overall industry revenue environment does not improve substantially and if fuel prices were to increase and persist for an extended period at high levels.

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

The American Eagle® carriers increase the number of markets the Company serves by providing connections at American’s hubs and certain other major airports – Boston, Los Angeles, Raleigh/Durham and New York’s LaGuardia (LGA) and John F. Kennedy International (JFK) Airports.  The AmericanConnection® carriers provide connecting service to American through St. Louis.  American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.

On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: AirTran Airways (Air Tran), Alaska Airlines (Alaska), Continental Airlines (Continental), Delta Air Lines (including Northwest Airlines) (Delta), Frontier Airlines, JetBlue Airways (JetBlue), Southwest Airlines (Southwest), United, US Airways, Virgin America Airlines and their affiliated regional carriers.  Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs.  In addition, the Company faces competition on some of its connecting routes from carriers operating point-to-point service on such routes.  The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation.  On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.

Most of the Company’s largest domestic competitors and several smaller carriers have reorganized under the protection of Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) in recent years.  It is possible that one or more of our competitors may seek to reorganize in or out of Chapter 11.  Successful reorganizations present the Company with competitors with significantly lower operating costs derived from renegotiated labor, supply and financing contracts.

International Air Transportation   In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia.  The Company's operating revenues from foreign operations were approximately 40 percent of the Company’s total operating revenues in 2008, and 37 percent of the Company’s total operating revenues in both 2007 and 2006.  Additional information about the Company's foreign operations is included in Note 14 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations.  In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage.  In some cases, however, foreign governments limit U.S. air carriers' rights to carry passengers beyond designated gateway cities in foreign countries.  To improve access to each other's markets, various U.S. and foreign air carriers – including American – have established marketing relationships with other airlines and rail companies.  American currently has marketing relationships with Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Brussels Airlines, Cathay Pacific, China Eastern Airlines, Dragonair, Deutsche Bahn German Rail, EL AL, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, Jet Airways, LAN (includes LAN Airlines, LAN Argentina, LAN Ecuador and LAN Peru), Malév Hungarian Airlines, Mexicana, Qantas Airways, Royal Jordanian, SNCF French Rail and Vietnam Airlines.

American is also a founding member of the oneworld alliance, which includes British Airways, Cathay Pacific, Finnair, Lan Airlines, Iberia, Qantas, Japan Airlines, Malév Hungarian, Dragonair, and Royal Jordanian.   Mexicana Airlines has accepted an invitation to join oneworld and formal entry into the alliance is anticipated in 2009.  The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities.  Several of American's major competitors are members of marketing/operational alliances that enjoy antitrust immunity.  American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they lack antitrust immunity.  They are, therefore, at a competitive disadvantage vis-à-vis other alliances that have antitrust immunity.

In 2008, American entered into a joint business agreement and related marketing arrangements with British Airways and Iberia providing for commercial cooperation by the carriers on flights between North America and Europe and beyond.  The agreement was signed in connection with an application to the U.S. Department of Transportation by the three carriers, and Finnair and Royal Jordanian, for antitrust immunity to permit global cooperation.  If granted (which cannot be assured), antitrust immunity will permit the five carriers, all of whom are members of the oneworld airline alliance, to deepen cooperation on a bilateral and multilateral basis.

Price Competition   The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors' fares, as failing to match would provide even less revenue due to customers’ price sensitivity.

In recent years, a number of low-cost carriers (LCCs) have entered the domestic market.  Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares.  In addition, several air carriers have recently reorganized under Chapter 11, including United, Delta and US Airways.  These cost reduction efforts and bankruptcy reorganizations have allowed carriers to decrease operating costs.  In the past, lower cost structures have generally resulted in fare reductions.  If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields (passenger revenue per passenger mile) and/or cost reductions, the Company’s operating results will be negatively impacted.

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

The FAA regulates flying operations generally, including establishing standards for personnel, aircraft and certain security measures.  As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs.  The Company is progressing toward the completion of over 200 airworthiness directives including Boeing fuel tank safety directives, Boeing 757 and Boeing 767 pylon improvements, McDonnell Douglas MD-80 over-wing frame and aft pressure bulkhead improvements, Boeing 737 aft pressure bulkhead improvements and Airbus A300 fuselage structural improvements.  Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.

The Department of Justice (DOJ) has jurisdiction over airline antitrust matters.  The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services.  Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements.

On December 21, 2007, a New York federal judge dismissed the Air Transport Association‘s (ATA) challenge to a recently enacted New York law requiring airlines to provide certain services to onboard passengers whose flights are delayed on the ground prior to takeoff for more than three hours.  The ATA appealed the dismissal of the challenge.  The Second Circuit Court of Appeals reversed and ordered the District Court to enter judgment for the ATA on the grounds that the legislation was preempted by federal law.  The law, which was briefly in effect, was declared invalid.

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

In April 2007, the United States and the European Union (EU) approved an “open skies” air services agreement that provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport.  The provisions of the agreement took effect on March 30, 2008.  Under the agreement, every U.S. and EU airline is authorized to operate between airports in the United States and Heathrow.  Notwithstanding the open skies agreement, Heathrow is a slot-controlled airport.  Only three airlines besides American were previously allowed to provide service to Heathrow.  The agreement has resulted in the Company facing increased competition in serving Heathrow, where the Company has lost market share.  In addition, the Company is facing additional competition in other European markets.  See Item 1A, Risk Factors, and Note 11 to the consolidated financial statements for additional information.

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

Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee, which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, air carriers are annually required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000.  In recent years, the government has sought to increase both of these fees under spending proposals for the Department of Homeland Security. American and other carriers have announced their opposition to these proposals as there is no assurance that any increase in fees could be passed on to customers.

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

Airport Access   Historically, the FAA designated JFK, LGA and Washington Reagan airports as high-density traffic airports.  The high-density rule limited the number of Instrument Flight Rule operations - take-offs and landings - permitted per hour and required that a “take-off/landing slot right” support each operation.  The high density rule was repealed for JFK and LGA; however both airports remain subject to operating restrictions.

In order to remedy congestion at LGA due to elimination of slot restrictions, the FAA, in 2007, placed caps on total operations and required carriers at LGA to hold operating authorizations.  In January 2009, the FAA announced a voluntary program at LGA aimed at reducing hourly scheduled operations at LGA from 75 to 71, which is expected to help ease congestion and delay without materially affecting carrier operations.

In December 2007, the United States Department of Transportation reached an agreement with domestic airlines to ease congestion at JFK by shifting the timing of certain flights.  Such re-timing has not had a significant impact on the Company’s flights to or from JFK.

In late 2008, the FAA issued new rules for carriers operating at LGA, JFK and Newark that would fundamentally change the manner in which operating authorizations are held and distributed at those airports.  Every departure and landing would require an authorization and existing carriers would be requested to reduce service to provide authorizations for auction to other carriers without increasing total airport operations.  The Company, along with numerous other carriers and interested parties, opposed adoption of these rules.  Immediately after the rules were issued, the ATA and others petitioned for judicial review in the United States Court of Appeals for the District of Columbia Circuit challenging the rules and seeking a stay (preliminary injunction) against their implementation.  The court granted the stay motion, thus blocking the rules from taking effect, pending the court’s ultimate decision on the merits.  Following the change in Administrations on January 20, 2009, the ATA submitted a letter to the new Secretary of Transportation urging that the rules be withdrawn.  If the DOT does not withdraw the rules, or if the court challenge is unsuccessful, the new rules could require the Company to alter the routes and services it currently operates at LGA, JFK and Newark with potentially material adverse effects.

In 2006, the FAA issued an order requiring that carriers hold arrival authorizations to land during certain hours at Chicago O’Hare.  That order limits the purchase or sale of arrival authorizations. The Company has not experienced any significant adverse impact from this order.  In addition, the DOT is considering imposing a schedule reduction order at Newark (separately from the FAA action above), which could include slot controls at that airport.  The Company does not anticipate being materially affected if such an order is imposed.

The high-density rule remains in effect at Washington Reagan.  Legislation has been introduced to abolish the perimeter rule at that airport, which (with exceptions) limits nonstop flights to a distance of 1,250 miles.  Some foreign airports, including Heathrow, a major European destination for American, also require slot allocations.

Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights.  However, there is no assurance that the Company will be able to retain or obtain slots in the future to expand its operations or change its schedules because, among other factors, slot allocations are subject to changes in government policies.

In 2006, the Wright Amendment Reform Act of 2006 (the Act) became law.  The Act is based on an agreement by the cities of Dallas and Fort Worth, Texas, DFW International Airport, Southwest, and the Company to modify the Wright Amendment, which authorizes certain flight operations at Dallas Love Field within defined geographic areas.  Among other things, the Act eventually eliminates domestic geographic restrictions on operations while limiting the maximum number of gates at Love Field.  The Company believes the Act is a pragmatic resolution of the issues related to the Wright Amendment and the use of Love Field.

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

Many aspects of the Company’s operations are subject to increasingly stringent environmental regulations.  Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. For example, the EU recently approved measures that impose emissions limits on airlines with operations to, from or within the EU as part of an emissions trading system beginning in 2012.  The Company is currently assessing the potential costs of the EU measures.  Such legislative or regulatory action by the U.S. or foreign governments currently or in the future may adversely affect the Company’s business and financial results.

The environmental laws to which the Company is subject include those related to responsibility for potential soil and groundwater contamination.  The Company is conducting investigation and remediation activities to address soil and groundwater conditions at several sites, including airports and maintenance bases.  The Company anticipates that the ongoing costs of such activities will be immaterial.  The Company has also been named as a potentially responsible party (PRP) at certain Superfund sites.  The Company’s alleged volumetric contributions at such sites are small in comparison to total contributions of all PRPs and the Company expects that any future payments of its share of costs at such sites will be immaterial.

Labor

The airline business is labor intensive.  Wages, salaries and benefits represented approximately 26 percent of the Company’s consolidated operating expenses for the year ended December 31, 2008.  The average full-time equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2008 was 84,100.

The majority of these employees are represented by labor unions and covered by collective bargaining agreements.  Relations with such labor organizations are governed by the Railway Labor Act (RLA).  Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date.  If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner agreed to by the parties.  Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator.  The RLA prescribes no set timetable for the direct negotiation and mediation process.  It is not unusual for those processes to last for many months, and even for several years.  If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties.  Either party may decline to submit to arbitration.  If arbitration is rejected by either party, a 30-day “cooling off” period commences.  During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution.  The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days.  At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

In April 2003, American reached agreements (the Labor Agreements) with its three major unions - the Allied Pilots Association (the APA) which represents American’s pilots, the Transport Workers Union of America (AFL-CIO) (the TWU), which represents seven different employee groups, and the Association of Professional Flight Attendants (the APFA), which represents American’s flight attendants. The Labor Agreements substantially moderated the labor costs associated with the employees represented by the unions.  In conjunction with the Labor Agreements, American also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The Labor Agreements became amendable in 2008 (although the parties agreed that they could begin the negotiations process as early as 2006).  In 2006, American and the APA commenced negotiations under the RLA.  In April of 2008, following a request by the APA, a mediator was appointed by the National Mediation Board.  The parties have been in mediated negotiations since that time.

Also in 2006, American and the TWU commenced negotiations with respect only to dispatchers, one of the seven groups at American represented by the TWU.  Subsequently, following a request by the parties, a mediator was appointed by the NMB for the dispatcher negotiations.  Thereafter, in November 2007, American and the TWU commenced negotiations under the RLA with respect to the other employee groups represented by the TWU.  Direct negotiations between American and the TWU employees with respect to those other groups continued until December 2008, at which time the parties jointly filed with the NMB for mediation with respect to the fleet service, stores, ground school instructors, and simulator technician groups of employees.  The NMB appointed a mediator soon thereafter.  Then in January, 2009, the TWU applied to the NMB for the appointment of a mediator with respect to the mechanics and the technical specialists.  The NMB will appoint a mediator to assist those negotiations, as well.

American and the APFA commenced negotiations in the first half of 2008.  Direct negotiations between the parties continued until December 2008, at which time the parties jointly filed an application to the NMB asking that a mediator be appointed.  The NMB appointed a mediator soon thereafter.

The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the American Eagle® carriers (currently American Eagle Airlines, Inc. and Executive Airlines, Inc.) covered by a single contract.  This agreement lasts until January 1, 2013.  The agreement provides to the parties the right to seek limited changes in 2000, 2004, 2008 and 2012. If the parties are unable to agree on the limited changes, the agreement provides that any issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike).  ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes that should be made and these changes were appropriately effected.  In 2004 and in 2008, the parties successfully negotiated limited changes.  The pilot agreement is amendable January 1, 2013; however, the parties have agreed that contract openers may be exchanged 120 days prior to that date.

The Association of Flight Attendants (AFA) represents the flight attendants of the American Eagle carriers. The current agreement between the American Eagle carriers and the AFA is amendable on October 27, 2009; however, the parties have agreed that contract openers may be exchanged 90 days prior to that date.  The other union employees at the American Eagle carriers are covered by separate agreements with the TWU. The agreements between the American Eagle carriers and the TWU were amendable beginning on October 1, 2007, and the parties commenced negotiations.  In January, 2009, an application for mediation was filed with the NMB.  A mediator from the NMB will be assisting the parties.

Fuel

The Company’s operations and financial results are significantly affected by the availability and price of jet fuel.  The Company's fuel costs and consumption for the years 2006 through 2008 were:
Year	Gallons Consumed (in millions)	Total Cost (in millions)	Average Cost Per Gallon (in dollars)	Percent of AMR's Operating Expenses

2006	3,178	$6,402	$2.014	29.8%
2007	3,130	6,670	2.131	30.4
2008	2,971	9,014	3.034	35.1

The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies.  The Company has a fuel hedging program in which it enters into jet fuel and heating oil hedging contracts to dampen the impact of the volatility of jet fuel prices. During 2008, 2007 and 2006, the Company’s fuel hedging program reduced the Company’s fuel expense by approximately $380 million, $239 million and $97 million, respectively. As of January 2009, the Company had cash flow hedges, with option contracts, primarily heating oil collars and call options, covering approximately 35 percent of its estimated 2009 fuel requirements.  The consumption hedged for 2009 by cash flow hedges is capped at an average price of approximately $2.59 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.94 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  As a result of the rapid decline in energy prices in the second half of 2008 and certain other events, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $711 million in net incremental expenses related to its fuel derivative hedges (based on prices as of December 31, 2008).  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.

Additional information regarding the Company’s fuel program is also included in Item 7(A) “Quantitative and Qualitative Disclosures about Market Risk,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7 to the consolidated financial statements.

Frequent Flyer Program

American established the AAdvantage® frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage benefits from a growing base of approximately 62 million members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional AAdvantage miles.  AAdvantage members earn mileage credits by flying on American, American Eagle, and the AmericanConnection® carriers or by using services of other participants in the AAdvantage program.  Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or other participating airlines, or for other awards.  Once a member accrues sufficient mileage for an award, the member may book award travel.  Most travel awards are subject to capacity controlled seating. A member’s mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.

American sells mileage credits and related services to other participants in the AAdvantage program. There are over 1,000 program participants, including a leading credit card issuer, hotels, car rental companies and other products and services companies in the AAdvantage program.  The Company believes that program participants benefit from the sustained purchasing behavior of AAdvantage members, which translates into a recurring stream of revenues for AAdvantage.  Under its agreements with AAdvantage members and program participants, the Company reserves the right to change the AAdvantage program at any time without notice, and may end the program with six months notice.  As of December 31, 2008, AAdvantage had approximately 62 million total members, and 607 billion outstanding award miles.  During 2008, AAdvantage issued approximately 196 billion miles, of which approximately one-half were sold to program participants.  See “Critical Accounting Policies and Estimates” under Item 7 for more information on AAdvantage.

Other Matters

Seasonality and Other Factors   The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations.  Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2008 is included in Note 15 to the consolidated financial statements.  In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until March 31, 2009, covering losses to employees, passengers, third parties and aircraft.  Beyond that date, the Secretary of Transportation has the authority to provide commercial war-risk insurance until May 31, 2009.  If the U.S. government does not extend the policy beyond March 31, 2009 (or beyond May 31, 2009 if the Secretary has exercised the authority to extend coverage to that date), or if the U.S. government at anytime thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company would be adversely affected. While the price of commercial insurance has declined since the premium increases immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be adversely affected.

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

Available Information   The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge under the Investor Relations page on its website, www.aa.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company’s code of ethics (called the Standards of Business Conduct), which applies to all employees of the Company, including the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Controller, is posted under the Investor Relations page on its website, www.aa.com. The Company intends to disclose any amendments to the code of ethics, or waivers of the code of ethics on behalf of the CEO, CFO or Controller, under the Investor Relations page on the Company’s website, www.aa.com.  The charters for the AMR Board of Directors’ standing committees (the Audit, Compensation, Diversity and Nominating/Corporate Governance Committees), as well as the Board of Directors’ Governance Policies (the Governance Policies), are likewise available on the Company’s website, www.aa.com.  Upon request, copies of the charters or the Governance Policies are available at no cost.  Information on the Company’s website is not incorporated into or otherwise made a part of this Report.

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

We incurred significant losses in 2001-2005, which materially weakened our financial condition. We lost $857 million in 2005, $751 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. Although we earned a profit of $504 million in 2007 and $231 million in 2006, we lost $2.1 billion in 2008 (which included a $1.1 billion impairment charge). Because of our weakened financial condition, we are vulnerable both to the impact of unexpected events (such as terrorist attacks or spikes in jet fuel prices) and to deterioration of the operating environment (such as a deepening of the current global recession or significant increased competition).

The severe global economic downturn has resulted in weaker demand for air travel and lower investment asset returns, which may have a significant negative impact on us.

We are experiencing significantly weaker demand for air travel driven by the severe downturn in the global economy.  Many of the countries we serve are experiencing economic slowdowns or recessions.  We began to experience weakening demand late in 2008, and this weakness has continued into 2009.  We reduced capacity in 2008, and we recently announced further reductions to our 2009 capacity plan.  If the global economic downturn persists or worsens, demand for air travel may continue to weaken.  No assurance can be given that capacity reductions or other steps we may take will be adequate to offset the effects of reduced demand.

The economic downturn has resulted in broadly lower investment asset returns and values, and our pension assets suffered a material decrease in value in 2008 related to broader stock market declines, which will result in higher pension expense and potentially higher required contributions in future years.  In addition, under these unfavorable economic conditions, we may also be required to maintain substantial cash reserves under our credit card processing agreements.  These issues individually or collectively may have a material adverse impact on our liquidity. Also, disruptions in the capital markets and other sources of funding may make it impossible for us to obtain necessary additional funding or make the cost of that funding prohibitive.

We face numerous challenges as we seek to maintain sufficient liquidity, and we will need to raise substantial additional funds.  We may not be able to raise those funds, or to do so on acceptable terms.

We have significant debt, lease and other obligations in the next several years, including significant pension funding obligations.  For example, in 2009 we will be required to make approximately $1.8 billion of principal payments on long-term debt and approximately $110 million in principal payments on capital leases, and we expect to make approximately $1.6 billion of capital expenditures.  In addition, the global economic downturn, potential increases in the amount of required reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts have negatively impacted, or may in the future negatively impact, our liquidity.  To meet our commitments and to maintain sufficient liquidity as we continue to implement our restructuring and cost reduction initiatives, we will need continued access to substantial additional funding. While we have arranged financing that, subject to certain terms and conditions, covers a majority of our 2009 aircraft deliveries and have arranged backstop financing which could be used for a significant portion of our remaining 2009 - 2011 Boeing 737-800 aircraft deliveries, we will also need to raise additional funds to meet our commitments to purchase aircraft and execute our fleet replacement plan.

Our ability to obtain future financing is limited by the value of our unencumbered assets. A very large majority of our aircraft assets (including most of our aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered. Also, the market value of our aircraft assets has declined in recent years, and may continue to decline.

Since the Terrorist Attacks of September 2001, our credit ratings have been lowered to significantly below investment grade. These reductions have increased our borrowing costs and otherwise adversely affected borrowing terms, and limited borrowing options. Additional reductions in our credit ratings might have other effects on us, such as further increasing borrowing or other costs or further restricting our ability to raise funds.

A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding for us. In addition, the global economic downturn and recent severe disruptions in the capital markets and other sources of funding have resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding.  As a result of these factors, there can be no assurance that additional funding will be available to us on acceptable terms, if at all. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to reduce our costs. Although we have a number of initiatives underway to address our cost and revenue challenges, some of these initiatives involve changes to our business which we may be unable to implement. In addition, we expect that, as time goes on, it will be progressively more difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs are not known at this time and cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices.  It will be very difficult for us to continue to fund our obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially and if fuel prices were to increase and persist for an extended period at high levels.

We may be adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

Our results are very significantly affected by the volatile price and the availability of jet fuel, which are in turn affected by a number of factors beyond our control.  Fuel prices have only recently declined from historic high levels.

Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. Although we had some success in raising fares and imposing fuel surcharges in reaction to recent high fuel prices, these fare increases and surcharges did not keep pace with the extraordinary increases in the price of fuel that occurred in 2007 and 2008. Furthermore, even though fuel prices have declined significantly from their recent historic high levels, reduced demand or increased fare competition, or both,  and resulting lower revenues may offset any potential benefit of these lower fuel prices.

While we do not currently anticipate a significant reduction in fuel availability, dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost would have a material adverse impact on us.

We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft. We believe it is imperative that we continue to execute our fleet renewal plans.  However, due to the recent machinist strike at Boeing, deliveries of the Boeing 737-800 aircraft we currently have on order have been delayed.  In addition, we expect delays in the deliveries of the Boeing 787-9 aircraft we currently have on order.

While we seek to manage the risk of fuel price increases by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs. In addition, a deterioration of our financial position could negatively affect our ability to enter into derivative contracts in the future.  Moreover, declines in fuel prices below the levels established in derivative contracts may require us to post cash collateral to secure the loss positions on such contracts, and if such contracts close when fuel prices are below the applicable levels, we would be required to make payments to close such contracts; these payments would be treated as additional fuel expense.

Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity.

We have and will continue to have significant amounts of indebtedness, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements, as well as a high proportion of debt to equity capital.  In 2009, we will be required to make approximately $1.8 billion of principal payments on long-term debt. We expect to incur substantial additional debt (including secured debt) and lease obligations in the future. We also have substantial pension funding obligations. Our substantial indebtedness and other obligations have important consequences. For example, they:

•
limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

We may be unable to comply with our financial covenants.

As of December 31, 2008 American had a secured bank credit facility (the Credit Facility) consisting of a fully drawn $255 million revolving credit facility with a final maturity on June 17, 2009, and a fully drawn $436 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a liquidity covenant and a covenant that requires AMR to maintain certain minimum ratios of cash flow to fixed charges (the EBITDAR covenant). We were in compliance with the liquidity covenant as of December 31, 2008. In May 2008, we entered into an amendment to the Credit Facility which waived compliance with the EBITDAR covenant for periods ending on any date from and including June 30, 2008 and through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter. Given fuel prices that have been very high by historical standards and the volatility of fuel prices and revenues, uncertainty in the capital markets and about other sources of funding, and other factors, it is difficult to assess whether we will be able to continue to comply with these covenants, and there are no assurances that we will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which — if we did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of our other debt and lease obligations, and otherwise have a material adverse impact on us.

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

There have been numerous mergers and acquisitions within the airline industry and numerous changes in industry alliances. Recently, two of our largest competitors, Delta and Northwest Airlines, merged, and the combined entity became the largest scheduled passenger airline in the world in terms of available seat miles and revenue passenger miles.  In addition, another two of our largest competitors, United and Continental, recently announced that they had entered into a framework agreement to cooperate extensively and under which Continental would join the global alliance of which United, Lufthansa and certain other airlines are members.

In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those that may be undertaken in response to the merger of Delta and Northwest or other developments in the airline industry. Any airline industry consolidation or changes in airline alliances could substantially alter the competitive landscape and result in changes in our corporate or business strategy. We regularly assess and explore the potential for consolidation in our industry and changes in airline alliances, our strategic position and ways to enhance our competitiveness, including the possibilities for our participation in merger activity. Consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist currently, which could have a material adverse effect on us. For similar reasons, changes in airline alliances could also adversely affect our competitive position.

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

We must compete with air carriers that have reorganized under the protection of Chapter 11 of the U.S. Bankruptcy Code in recent years, including United, Delta, Northwest and U.S. Airways. It is possible that other significant competitors may seek to reorganize in or out of Chapter 11.

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

While we have recently been able to implement some fare increases on certain domestic and international routes, our passenger yield is essentially the same as it was in 2000 despite cumulative inflation of approximately 25 percent since that time.  We believe that this is due in large part to a corresponding decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized under the protection of Chapter 11; other carriers being well hedged against rising fuel costs and able to better absorb high jet fuel prices; and fare simplification efforts by certain carriers. We believe that our reduced pricing power could persist indefinitely.

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

Beginning in late 2007 and continuing into 2008, we conducted a strategic value review involving, among other things, AMR Eagle, our regional airline, American Beacon Advisors, our investment advisory subsidiary and AAdvantage, our frequent flyer program. The purpose of the review was to determine whether there existed the potential for unlocking additional stockholder value with respect to one or more of these strategic assets through some type of separation transaction. As a result of this review, we announced in late 2007 that we planned to divest AMR Eagle; however, in mid-2008 we announced that, given the then-current industry environment, we had decided to place that planned divestiture on hold until industry conditions are more favorable and stable. Also pursuant to the review, we sold American Beacon Advisors to a third party in September 2008 (the Company maintained a minority equity stake).

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

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of airline operations, reduced the demand for air travel or restricted the way we can conduct our business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandated the federalization of certain airport security procedures and resulted in the imposition of additional security requirements on airlines. In addition, many aspects of our operations are subject to increasingly stringent environmental regulations, and concerns about climate change, in particular, may result in the imposition of additional regulation.  For example, the EU has approved a proposal that will put a cap on carbon dioxide emissions for all flights into and out of the EU effective in 2012. Laws or regulations similar to those described above or other U.S. or foreign governmental actions in the future may adversely affect our business and financial results.

The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports;

•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of regulations that impact customer service standards (for example new passenger security standards, passenger bill of rights);

•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction of slot rights currently or previously held by us; or

•	the adoption of more restrictive locally imposed noise restrictions.

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

For example, the “open skies” air services agreement between the United States and the EU which took effect in March 2008, provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport. The agreement has resulted in American facing increased competition in these markets, including Heathrow, where we have lost market share.

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

Wages, salaries and benefits constitute a significant percentage of our total operating expenses. In 2008, they constituted approximately 26 percent of our total operating expenses. All of the major hub-and-spoke carriers with whom American competes have achieved significant labor cost savings through or outside of bankruptcy proceedings. We believe American’s labor costs are higher than those of its primary competitors, and it is unclear how long this labor cost disadvantage may persist.

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

American is currently in mediated negotiations with each of its three major unions regarding amendments to their respective labor agreements.  American Eagle is also in mediated negotiations with the TWU.  The negotiations process in the airline industry typically is slow and sometimes contentious.  The union that represents American’s pilots has recently filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American.  While American is vigorously defending these claims, unfavorable outcomes of one or more of them could require American to incur additional costs, change the way it conducts some parts of its business, or otherwise adversely affect us.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through March 31, 2009, covering losses to employees, passengers, third parties and aircraft. Beyond that date, the Secretary of Transportation has the authority to provide commercial war-risk insurance until May 31, 2009.  If the U.S. government does not extend the policy beyond March 31, 2009 (or beyond May 31, 2009 if the Secretary has exercised the authority to extend coverage to that date), or if the U.S. government at any time thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, we will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

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

We are at risk of losses and adverse publicity which might result from an accident involving any of our aircraft.

If one of our aircraft were to be involved in an accident, we could be exposed to significant tort liability.  The insurance we carry to cover damages arising from any future accidents may be inadequate.  In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident.  In addition, any accident involving an aircraft operated by us could adversely affect the public’s perception of us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2008.

ITEM 2.                 PROPERTIES

Flight Equipment  –  Operating

Owned and leased aircraft operated by the Company at December 31, 2008 included:

Equipment Type	Average Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age (Years)

American Airlines Aircraft
Airbus A300-600R	267	10	-	16	26	19
Boeing 737-800	148	62	-	15	77	9
Boeing 757-200	188	92	1	31	124	14
Boeing 767-200 Extended Range	167	3	11	1	15	22
Boeing 767-300 Extended Range	225	47	-	11	58	15
Boeing 777-200 Extended Range	247	47	-	-	47	8
McDonnell Douglas MD-80	140	108	64	107	279	19
Total		369	76	181	626	15

AMR Eagle Aircraft
Bombardier CRJ-700	70	25	-	-	25	6
Embraer 135	37	33	-	-	33	9
Embraer 140	44	59	-	-	59	6
Embraer 145	50	110	-	-	110	6
Super ATR	64/66	-	-	39	39	14
Total		227	-	39	266	8

A very large majority of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Of the operating aircraft listed above, one owned Airbus A300-600R aircraft was in temporary storage as of December 31, 2008.

In January 2009, the Company permanently retired seven McDonnell Douglas MD-80 aircraft and one Airbus A300 aircraft.

Flight Equipment  –  Non-Operating

Owned and leased aircraft not operated by the Company at December 31, 2008 included:

Equipment Type	Owned	Capital Leased	Operating Leased	Total

American Airlines Aircraft
Airbus A300-600R	-	-	5	5
Fokker 100	-	-	4	4
McDonnell Douglas MD-80	18	14	6	38
Total	18	14	15	47

AMR Eagle Aircraft
Embraer 135	6	-	-	6
Embraer 145	8	-	-	8
Saab 340B	46	-	-	46
Total	60	-	-	60

AMR Eagle has leased its eight owned Embraer 145 aircraft not operated by the Company to Trans States Airlines, Inc.

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

Flight Equipment  –  Leased

Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2008 are:

Equipment Type	2009	2010	2011	2012	2013	2014 and Thereafter

American Airlines Aircraft
Airbus A300-600R	2	6	8	-	-	-
Boeing 737-800	-	-	-	-	8	7
Boeing 757-200	1	-	1	-	-	30
Boeing 767-200 Extended Range	1	1	2	2	6	-
Boeing 767-300 Extended Range	-	-	-	-	3	8
McDonnell Douglas MD-80	-	8	21	23	27	92
	4	15	32	25	44	137
AMR Eagle Aircraft
Super ATR	-	-	-	1	12	26
	4	15	32	26	56	163

American leases all 39 Super ATR aircraft from a third party and in turn, subleases those aircraft to AMR Eagle for operation.

Substantially all of the Company’s aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

Ground Properties

The Company leases or has built as leasehold improvements on leased property: most of its airport and terminal facilities; its training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma), Kansas City International Airport (Kansas City, Missouri) and Alliance Airport (Fort Worth, Texas); its regional reservation offices; and local ticket and administration offices throughout the system.  The Company owns its headquarters building in Fort Worth, Texas, on which a mortgage loan is payable.  American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O'Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company.  The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1 and 5 to the consolidated financial statements.

ITEM 3.                 LEGAL PROCEEDINGS

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case, against certain airline defendants and Orbitz LLC.  The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division.  Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act;  (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act.  On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice.  On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs.  On October 29, 2007, the court dismissed all actions.  The Tam plaintiffs have appealed the court’s decision.  The Swope plaintiffs have moved to have their case remanded to the Eastern District of Texas.  American continues to vigorously defend these lawsuits.  A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.

On July 12, 2004, a consolidated class action complaint that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside and to obtain damages allegedly resulting from the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003.  In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO.  On July 22, 2008, the district court granted summary judgment to American and APFA concerning the remaining claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution).  On August 20, 2008, a notice of appeal was filed on behalf of the purported class of flight attendants. Although the Company believes the case against it is without merit and both American and the APFA are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On March 11, 2008, the Company received from the Swiss Competition Commission a request for information concerning, among other things, the scope and organization of the Company’s activities in Switzerland.  On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission seeking information regarding the Company's corporate structure, and revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.  On April 28, 2008, the Brazilian competition authorities preliminarily charged the Company with violating Brazilian competition laws.  The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities.  On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

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

Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation.  On October 25, 2006, these cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, Civ. No. 06-1793 (the “Passenger MDL”).  On July 9, 2007, the Company was named as a defendant in the Passenger MDL.  On August 25, 2008, the plaintiffs dismissed their claims against the Company in this action.  On March 13, 2008, and March 14, 2008, two additional purported class action complaints, Turner v. American Airlines, et al., Civ. No. 08-1444 (N.D. Cal.), and LaFlamme v. American Airlines, et al., Civ. No. 08-1079 (E.D.N.Y.), were filed against the Company, alleging that the Company violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation in Japan and certain European countries, respectively.  The Turner plaintiffs have failed to perfect service against the Company, and it is unclear whether they intend to pursue their claims.  On February 17, 2009, the LaFlamme plaintiffs agreed to dismiss their claims against the Company without prejudice.  In the event that the Turner plaintiffs pursue their claims or the LaFlamme plaintiffs re-file claims against the Company, the Company will vigorously defend these lawsuits, but any adverse judgment in these actions could have a material adverse impact on the Company.

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (then a wholly-owned subsidiary of the Company) in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.).  This case has been consolidated in the Central District of California for pre-trial purposes with numerous other cases brought by the plaintiff against other defendants.  On December 1, 2008, the court dismissed with prejudice all claims against American Beacon.  The plaintiff alleges that American infringes a number of the plaintiff’s patents, each of which relates to automated telephone call processing systems.  The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys' fees.  Although the Company believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2008.

Executive Officers of the Registrant

The following information relates to the executive officers of AMR as of the filing of this Form 10-K.

Gerard J. Arpey
Mr. Arpey was elected Chairman, President and Chief Executive Officer of AMR and American in May 2004.  He was elected Chief Executive Officer of AMR and American in April 2003.  He served as President and Chief Operating Officer of AMR and American from April 2002 to April 2003. He served as Executive Vice President – Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President – Planning of American from 1992 to January 1995.  Prior to that, he served in various management positions at American since 1982.  Age 50.

Daniel P. Garton
Mr. Garton was elected Executive Vice President – Marketing of American in September 2002.  He is also an Executive Vice President of AMR.  He served as Executive Vice President – Customer Services of American from January 2000 to September 2002 and Senior Vice President – Customer Services of American from 1998 to January 2000.  Prior to that, he served as President of AMR Eagle from 1995 to 1998.  Except for two years service as Senior Vice President and Chief Financial Officer of Continental between 1993 and 1995, he has been with the Company in various management positions since 1984.  Age 51.

Thomas W. Horton
Mr. Horton was elected Executive Vice President of Finance and Planning and Chief Financial Officer of AMR and American in March 2006 upon returning to American from AT&T Corp., a telecommunications company, where he had been Vice Chairman and Chief Financial Officer.  Prior to leaving for AT&T Corp., Mr. Horton was Senior Vice President and Chief Financial Officer of AMR and American from January 2000 to 2002.  From 1994 to January 2000 Mr. Horton served as a Vice President of American and has served in various management positions of American since 1985. Age 47.

Robert W. Reding
Mr. Reding was elected Executive Vice President – Operations for American in September 2007.  He is also an Executive Vice President of AMR.  He served as Senior Vice President – Technical Operations for American from May 2003 to September 2007.  He joined the Company in March 2000 and served as Chief Operations Officer of AMR Eagle through May 2003.  Prior to joining the Company, Mr. Reding served as President and Chief Executive Officer of Reno Air from 1992 to 1998 and President and Chief Executive Officer of Canadian Regional Airlines from 1998 to March 2000.  Age 59.

Gary F. Kennedy
Mr. Kennedy was elected Senior Vice President and General Counsel of AMR and American in January 2003.  He is also the Company’s Chief Compliance Officer. He served as Vice President – Corporate Real Estate of American from 1996 to January 2003.  Prior to that, he served as an attorney and in various management positions at American since 1984.  Age 53.

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

PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (symbol AMR).  The approximate number of record holders of the Company's common stock at February 11, 2009 was 15,802.

The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

	2008		2007
	High	Low	High	Low
Quarter Ended
March 31	$16.18	$8.38	$40.66	$30.14
June 30	10.32	5.12	33.12	25.34
September 30	13.00	4.41	28.83	20.77
December 31	11.97	6.45	25.64	14.03

No cash dividends on common stock were declared for any period during 2008 or 2007, and the Company has no intention of paying dividends in the foreseeable future.

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2008 2,5	2007 4	2006 1	2005 1, 6	2004 1, 6

Total operating revenues	$23,766	$22,935	$22,563	$20,712	$18,645
Operating income (loss)	(1,889)	965	1,060	(89)	(134)
Net income (loss)	(2,071)	504	231	(857)	(751)
Net income (loss) per share: Basic	(7.98)	2.06	1.13	(5.18)	(4.68)
Diluted	(7.98)	1.78	0.98	(5.18)	(4.68)

Total assets	25,175	28,571	29,145	29,495	28,773
Long-term debt, less current maturities	8,419	9,413	11,217	12,530	12,436
Obligations under capital leases, less current obligations	582	680	824	926	1,088
Obligation for pension and postretirement benefits	6,614	3,620	5,341	4,998	4,743
Stockholders’ equity (deficit) 3	(2,935)	2,657	(606)	(1,430)	(537)

1	Includes the impact of adopting FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities”.
2
Includes restructuring charges.  In 2008, these restructuring charges consisted of $1.2 billion primarily related to aircraft and employee charges due to announced capacity reductions (for further discussion of these items, see Note 2 to the consolidated financial statements).

3
Effective December 31, 2006, the Company adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This adoption decreased Stockholders’ equity by $1.0 billion and increased the obligation for pension and other postretirement benefits by $880 million.  As a result of actuarial changes including the discount rate and the impact of legislation changing pilot retirement age to 65, the Company recorded a $1.7 billion reduction in pension and retiree medical and other benefits and a corresponding increase in stockholders’ equity in 2007.  As a result of a significant decline in market value in 2008, the Company recorded a $3.0 billion increase in pension and retiree medical and other benefits and a similar decrease in stockholders’ equity in 2008.  In 2008, the Company incurred $103 million in expense due to a pension settlement (for further discussion, see Note 10 to the consolidated financial statements).

4	Includes the impact of the $138 million gain on the sale of ARINC as described in Note 3 to the consolidated financial statements.
5	Includes the impact of the $432 million gain on the sale of American Beacon Advisors as described in Note 14 to the consolidated financial statements.
6	Includes the impact of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

No cash dividends were declared on AMR’s common shares during any of the periods above.

Information on the comparability of results is included in Item 7, “Management's Discussion and Analysis” and the notes to the consolidated financial statements.

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Information

The discussions under Business, Risk Factors, Properties and Legal Proceedings, and the following discussions under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events.  When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic and industry conditions, plans and objectives for future operations, regulatory approvals and actions, including the Company’s application for antitrust immunity with other oneworld alliance members, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact.  Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.  Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging, and unit costs, and statements regarding expectations of regulatory approval of the Company’s application for antitrust immunity with other oneworld members are forward-looking statements.  The Risk Factors listed in Item 1A, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.

Overview

After earning a modest profit in 2006 and 2007, in 2008 the Company was severely challenged by the difficulties of very high fuel prices (oil prices reached a record price of $147 per barrel in July 2008) and a rapidly deteriorating economy in the second half of the year. In reaction to these challenges, throughout 2008 the Company implemented several key actions designed to help it manage through these near-term challenges while continuing to position the Company for long-term success.

In response to soaring jet fuel prices, in May 2008 the Company announced capacity cuts to take effect during the last four months of 2008 as it attempted to create a more sustainable supply-demand balance in the market.  At the same time, in an effort to generate more revenue, the Company introduced a range of new service charges, such as a service charge for a first checked bag, that were expected to generate incremental annual revenue of several hundred million dollars.

The Company also continued to focus on strengthening its balance sheet and executing on its fleet renewal and replacement plan, as further described below, and implemented a number of initiatives to improve its dependability and on-time performance.  In addition, the Company continues to look for ways to strengthen its global network, and in August 2008 the Company, along with four fellow members of the oneworld global alliance, filed an application with the U.S. Department of Transportation for global antitrust immunity.

The Company recorded a net loss of $2.1 billion in 2008 compared to net earnings of $504 million in 2007.  The Company’s 2008 results include an impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values, a $71 million accrual for employee severance costs, and a $33 million expense related to the grounding of leased Airbus A300 aircraft prior to lease expiration (all in connection with announced capacity reductions).  Early pilot retirements resulted in $917 million in total lump sum payments to 517 pilot retirees (approximately $1.8 million per retiree consisting of payments from Company-funded defined benefit and defined contribution plan trusts) for which the Company incurred a $103 million settlement charge.  The capacity reduction and impairment charges are described in Note 2 and the pension settlement charge is described in Note 10 to the consolidated financial statements.  In addition, the Company’s 2008 results include the sale of American Beacon for a net gain of $432 million described in Note 14 to the consolidated financial statements.

The Company’s 2008 net operating loss also reflects a dramatic year-over-year increase in fuel prices from an average of $2.13 per gallon in 2007 to an average of $3.03 per gallon in 2008.  Fuel expense has become the Company’s largest single expense category and the price increase resulted in $2.7 billion in incremental year-over-year fuel expense in 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging).  Although fuel prices have abated somewhat from the record prices recorded in July 2008, fuel prices are still extremely volatile by historical standards.

The significant rise in fuel price was partially offset by higher unit revenues (passenger revenue per available seat mile).  Mainline passenger unit revenues increased 7.3 percent for the year due to an 8.6 percent increase in passenger yield (passenger revenue per passenger mile) partially offset by an approximately one point load factor decrease compared to 2007.  Although passenger yield showed year-over-year improvement, passenger yield remains essentially flat with the levels set in 2000 despite cumulative inflation of approximately 25 percent over the same time frame.  The Company believes this is the result of a fragmented industry with numerous competitors and excess capacity, increased low cost carrier competition, increased price competition due to the internet, and other factors.  Since deregulation in 1978, the Company’s passenger yield has increased 85 percent, while the Consumer Price Index (CPI), as measured by the US Department of Labor Bureau of Labor Statistics, has grown by 226 percent.  The Company believes increases in passenger yield will continue to significantly lag CPI indefinitely.

The Company’s efforts to drive continuous revenue and cost improvement under the Turnaround Plan are ongoing.  This plan was established in 2003 and is the Company’s strategic framework for achieving sustained profitability and has four tenets: (i) lower costs to compete, (ii) fly smart – give customers what they value, (iii) pull together, win together and (iv) build a financial foundation.

Although the Company’s cost per available seat mile increased from 11.54 cents in 2002 to 14.57 cents in 2008, the fuel component of unit cost increased from 1.43 cents to 5.12 cents over the same period.  All other components of unit cost decreased from 10.11 cents in 2002 to 9.45 cents in 2008, or 6.5 percent. However, the Company’s 2008 unit costs excluding fuel were greater than in 2007, and are expected to increase in 2009 compared to 2008.  Factors driving the 2009 increase include increased defined benefit pension expenses and retiree medical and other expenses (due to the stock market decline), and cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

The Company has also implemented numerous efforts to find additional revenue sources and increase existing ones.  In addition to improving core passenger and cargo revenues, these efforts have contributed to an increase in Other revenue from $1.4 billion (as reclassified by change in presentation for certain passenger revenues – see Note 1 to the consolidated financial statements) in 2002 to $2.2 billion in 2008.  Examples of new revenue sources over this period include checked baggage service charges, flight change service charges, onboard food sales, single day passes for AAdmirals Club admission, reservations ticketing service charges, First Class upgrades on day of departure, and numerous other initiatives.

Lastly, under the Turnaround Plan, the Company has worked to reduce debt, continued to make contributions to employee pension plans and improve financial flexibility for the future.  Historically, airline industry earnings are highly cyclical with frequent and extended periods of significant losses, and an airline’s liquidity and borrowing capacity can be critical to sustaining operations.  The Company has reduced its balance sheet debt (Short-Term Debt plus Long-Term Debt) from $13.2 billion at the end of 2002 to $11.0 billion at year end 2008.  Over the same period, Cash and Short-term investments (including restricted cash and short-term investments) have increased by $900 million to $3.6 billion.  However, the Company’s Cash and Short-term investments (including restricted cash and short-term investments) decreased in 2008 due primarily to debt repayments, increased fuel expense and fuel hedge collateral as discussed in the “Liquidity and Capital Resources” section of Item 7.

Although the ratio of the fair value of plan assets to the accumulated benefit obligations of the employee pension programs has decreased from 75 percent to 70 percent during this same period due to a significant decrease in the value of assets from the recent decline in the stock market, the Company has contributed $2.1 billion to the employee pension plans from 2002 through the end of 2008.

The Company made several announcements during 2008.  In August 2008, American entered into a joint business agreement and related marketing arrangements with UK carrier, British Airways, and Spanish carrier, Iberia, providing for commercial cooperation by the carriers on flights between North America (consisting of the United States, Canada and Mexico) and Europe (consisting of the European Union, Switzerland and Norway).  The agreement contemplates the pooling and sharing of certain revenues and costs on transatlantic flights, expanded codesharing on each other’s flights, enhanced frequent flyer program reciprocity, and cooperation in the areas of planning, marketing and certain operations.  These agreements were signed in connection with an application to the U.S. Department of Transportation by the carriers for antitrust immunity to permit global cooperation.  The application also included the Finnish carrier, Finnair, and the Jordanian carrier, Royal Jordanian.  If granted (which cannot be assured), antitrust immunity will permit the five carriers, all of whom are members of the oneworld airline alliance, to deepen cooperation on a bilateral and multilateral basis.

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

The Company also continued its fleet renewal strategy as it entered into various amendments to its 737-800 purchase agreement with the Boeing Company.   Giving effect to the amendments and considering the impact of delays caused by Boeing’s recent machinist strike, the Company is now committed to take delivery of a total of 29 737-800 aircraft in 2009, 39 737-800 aircraft in 2010 and eight 737-800 aircraft in 2011.  In addition to these aircraft, the Company has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 - 2016.

In addition, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft.  The Boeing 787-9 purchase agreement contains certain contingency provisions including provisions which allow American to cancel the contract under certain circumstances, which are described in the Liquidity and Capital Resources subsection of Item 7.  “Management's Discussion and Analysis of Financial Condition and Results of Operations”.  The agreement also includes purchase rights to acquire up to 58 additional Boeing 787 aircraft.

In 2007, the Company had announced the intended divestiture of AMR Eagle, its wholly-owned regional carrier.  Given the current industry environment, the Company announced in 2008 that it had decided to place on hold its planned divestiture until industry conditions were more stable and favorable.  The Company continues to believe that a divestiture of AMR Eagle makes sense in the long term for the Company, American, AMR Eagle and their stakeholders, but the Company also believes that a divestiture is not sensible amid current conditions.

The Company’s ability to return to profitability and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A.  In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, the adequacy and ultimate success of these initiatives is not known at this time and cannot be assured.  It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially and if fuel prices were to increase and persist for an extended period at high levels.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Assets    At December 31, 2008, the Company had $3.1 billion in unrestricted cash and short-term investments and $459 million in restricted cash and short-term investments, both at fair value, versus $4.5 billion in unrestricted cash and short-term investments and $428 million in restricted cash and short-term investments in 2007.  Despite the current credit crisis and its deteriorating impact on the measurement of the fair value of investments, the Company had no short-term investments that had permanently declined in value, nor did it own any auction rate securities.  As of December 31, 2008, the Company had recorded approximately $10 million of unrealized loss in other comprehensive income related to its short-term investments.

Significant Indebtedness and Future Financing   Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A.  During 2006, 2007 and 2008, the Company raised an aggregate of approximately $2.4 billion in financing to fund capital commitments (mainly for aircraft and ground properties), debt maturities, and employee pension obligations, and to bolster its liquidity.  As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations for the near term, including repayment of debt and capital leases, capital expenditures and other contractual obligations, including those relating to the anticipated delivery of 76 Boeing 737-800 aircraft that American is now committed to acquire in 2009 through 2011.

In 2009, the Company will be required to make approximately $1.8 billion of principal payments on long-term debt and approximately $110 million in principal payments on capital leases, and the Company expects to spend approximately $1.6 billion on capital expenditures, including the aircraft commitments described in the preceding paragraph.  In addition, the global economic downturn, potential increases in the amount of required reserves under credit card processing agreements, and the obligation to post cash collateral to secure loss positions on fuel hedging contracts, also pose challenges to our liquidity.  To maintain sufficient liquidity and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as significant pension funding obligations (refer to Contractual Obligations in this Item 7), the Company will need access to substantial additional funding.

The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. Besides unencumbered aircraft, some of the Company’s particular assets and other sources of liquidity that could be sold or otherwise used as sources of financing include AAdvantage program miles, route authorities and takeoff and landing slots, and certain of the Company’s business units and subsidiaries, such as AMR Eagle.  The Company’s ability to obtain future financing is limited by the value of its unencumbered assets.  A very large majority of the Company’s aircraft assets (including most of the aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.  Also, the market value of these aircraft assets has declined in recent years, and may continue to decline.  The Company believes it has at least $3.5 billion in unencumbered assets and other sources of liquidity as of December 31, 2008. However, the availability and level of the financing sources described above cannot be assured, particularly in light of the Company’s and American’s financial results in recent years, the Company’s and American’s substantial indebtedness, the difficult revenue environment they face, their reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry.  In addition, the global economic downturn and recent severe disruptions in the capital markets and other sources of funding have resulted in greater volatility, less liquidity, widening of credit spreads and substantially more limited availability of funding.  The inability of the Company to obtain necessary funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.

The Company’s substantial indebtedness and other obligations have important consequences.  For example, they: (i) limit the Company’s ability to obtain additional funding for working capital, capital expenditures, acquisitions and general corporate purposes, and adversely affect the terms on which such funding could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; and (iv) limit the Company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

Under the Company’s Boeing 737-800 and Boeing 777-200 purchase agreements, payments for the related aircraft purchase commitments will be approximately $1.0 billion in 2009, $1.1 billion in 2010, $355 million in 2011, $218 million in 2012, $417 million in 2013 and $584 million for 2014 and beyond.  These amounts are net of purchase deposits currently held by the manufacturer.

In October 2008, the Company entered into a sale leaseback agreement for 20 of the 76 Boeing 737-800 aircraft to be delivered in 2009 - 2011.  Such financing is subject to certain terms and conditions including a minimum liquidity requirement.  In addition, the Company had previously arranged for backstop financing which covered a significant portion of the remaining 2009 - 2011 Boeing 737-800 aircraft deliveries.  As a result, all of the Company’s 737-800 aircraft purchase commitments for 2009 - 2011 will be covered by committed financing except for approximately $195 million, substantially all of which is due in the fourth quarter of 2010.

In October 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft.  Per the purchase agreement, the first such aircraft is scheduled to be delivered in 2012, and the last is scheduled to be delivered in 2018. The agreement also includes purchase rights to acquire up to 58 additional Boeing 787 aircraft, with deliveries between 2015 and 2020.  Based on preliminary information received from Boeing on the impact of the overall Boeing 787 program delay to American’s delivery positions due to the strike in 2008, the Company now believes the first of the initial 42 aircraft will be delivered during the second half of 2013.  The first of the 58 optional purchase rights aircraft would be delivered in the second half of 2016 based on the same preliminary information. Under the 787-9 purchase agreement, except as described below, American will not be obligated to purchase a 787-9 aircraft unless it gives Boeing notice confirming its election to do so at least 18 months prior to the scheduled delivery date for that aircraft.  If American does not give that notice with respect to an aircraft, the aircraft will be no longer subject to the 787-9 purchase agreement.  These confirmation rights may be exercised until May 1, 2013, provided that those rights will terminate earlier if American reaches a collective bargaining agreement with its pilot union that includes provisions enabling American to utilize the 787-9 to American’s satisfaction in the operations desired by American, or if American confirms its election to purchase any of the initial 42 787-9 aircraft.  While there can be no assurances, American expects to have reached an agreement as described above with its pilots union prior to the first notification date.  In either of those events, American would become obligated to purchase all of the initial 42 aircraft then subject to the purchase agreement.  If neither of those events occur prior to May 1, 2013, then on that date American may elect to purchase all of the initial 42 aircraft then subject to the purchase agreement, and if it does not elect to do so, the purchase agreement will terminate in its entirety.
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

Credit Facility Covenants   American has a secured bank credit facility which consists of a fully drawn $255 million revolving credit facility with a final maturity on June 17, 2009, and a fully drawn $436 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility).

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short-term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility.  AMR and American were in compliance with the Liquidity Covenant as of December 31, 2008, and expect to be able to continue to comply with this covenant in the near term.  In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  In May 2008, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for periods ending on any date from and including June 30, 2008 through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter.  The required ratio will be 0.90 to 1.00 for the one quarter period ending June 30, 2009 and will increase to 1.15 to 1.00 for the four quarter period ending September 30, 2010.  Given fuel prices that have been very high by historical standards and the volatility of fuel prices and revenues, uncertainty in the capital markets and about other sources of funding, and other factors, it is difficult to assess whether the Company will be able to continue to comply with these covenants, and there are no assurances that it will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which – if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default – could result in a default under a significant amount of its other debt and lease obligations, and otherwise have a material adverse impact on the Company and on its ability to sustain its operations.

Credit Card Processing and Other Reserves   American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services.  Under certain of American’s current credit card processing agreements, the related credit card company or processor may hold back, under certain circumstances, a reserve from American’s credit card receivables.  American was not required to maintain any reserve under these agreements in 2008.

Under one such agreement, the amount of such reserve may be based on, among other things, the amount of unrestricted cash (not including undrawn credit facilities) held by American and American’s debt service coverage ratio, as defined in the agreement.  In order to mitigate the impact of this potential reserve, the Company drew down its $255 million revolving credit facility in September 2008.   Based on the Company’s current agreement, as amended in 2008, no reserves were required in 2008.  Given the volatility of fuel prices and revenues, it is difficult to forecast the required amount of such reserve at any time. The Company’s maximum holdback exposure is $200 million through August 15, 2009.  However, if current conditions persist, absent a waiver or modification of the agreement, such required amount could be significantly greater than $200 million in the latter half of 2009.

Cash Flow Activity   The Company’s cash flow used in operating activities during the year ended December 31, 2008 was $1.4 billion and was primarily due to the dramatic year-over-year increase in fuel prices which resulted in $2.7 billion in incremental year-over-year fuel expense in 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).

Capital expenditures during 2008 were $876 million and primarily included aircraft purchase deposits and aircraft modifications.  See Note 6 to the consolidated financial statements for additional information.

In 2008, the Company reduced long-term debt and capital lease obligations (including current maturities) by $185 million, while pursuing opportunities to generate more cash through several transactions.  During 2008, the Company raised $924 million through sale leasebacks of certain aircraft and loans secured by aircraft.  In addition, AMR completed a public offering of 27.1 million shares of its common stock, generating net proceeds of $294 million.

The Company also made scheduled and unscheduled debt and capital lease payments of $1.1 billion in 2008.  Included in this amount, AMR purchased with cash the $300 million principal amount of the 4.25 percent senior convertible notes due 2023.  The holders of the 4.25 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100 percent of their principal amount.  Under the terms of the 4.25 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.25 Notes solely with cash.

Further, the Company drew down its $255 million revolving credit facility in 2008.  The draw on the credit facility was intended to reduce the amount of a potential credit card holdback reserve that could have been imposed in the fourth quarter of 2008 based on the terms of one of the Company’s credit card processing agreements.  The amount of the holdback reserve from such agreement may be based on, among other things, the amount of unrestricted cash (which does not include undrawn credit facilities) held by the Company and the Company’s debt service coverage ratio.

For the year ended December 31, 2008, the Company recognized net gains of approximately $380 million, as opposed to $239 million in 2007, as a component of fuel expense related to its fuel hedging agreements, including the ineffective portion of the hedges.  As a result of the rapid decline in energy prices in the second half of 2008 and certain other events, the Company estimates during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $711 million in net incremental expenses related to its fuel derivative hedges (based on prices as of December 31, 2008).  These hedging expenses, however, are substantially outweighed by the overall reduction in fuel expense resulting from the same decline in fuel prices.  See Note 7 to the consolidated financial statements for additional information.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the Company.  As of December 31, 2008, the cash collateral held by such counterparties from AMR was $575 million.  The amount of collateral required to be deposited with the Company or with the counterparty by the Company is based on fuel price in relation to the market values of the derivative contracts and collateral provisions per the terms of those contracts and can fluctuate significantly.  These derivative contracts are currently required to be collateralized at approximately 90 percent of the fair value of the liability position.  As such, when these contracts settle (mainly in the first half of 2009), the collateral posted with counterparties will effectively offset the loss position and no further cash impact will be recorded assuming a static forward heating oil curve from December 31, 2008.  Under the same assumption, the Company does not currently expect to be required in 2009 to deposit significant additional cash collateral above 2008 levels with counterparties with regard to fuel hedges in place as of December 31, 2008.  Additional information regarding the Company’s fuel hedging program is also included in Item 7(A) “Quantitative and Qualitative Disclosures about Market Risk” and in Note 7 to the consolidated financial statements.

In September 2008, AMR completed the sale of American Beacon, which resulted in total proceeds of $442 million and a net gain of $432 million.  The gain on the sale is included in Miscellaneous-net in the accompanying consolidated statement of operations.  While primarily a cash transaction, the Company also maintained a minority equity stake in American Beacon.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.  Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Compensation   On January 27, 2009, the Company approved the 2009 Annual Incentive Plan (AIP) for American.  All U.S. based employees of American are eligible to participate in the AIP.  The AIP is American's annual bonus plan and provides for the payment of awards in the event certain financial and/or customer service metrics are satisfied.

Working Capital   AMR (principally American) historically operates with a working capital deficit, as do most other airline companies.  In addition, the Company has historically relied heavily on external financing to fund capital expenditures.  More recently, the Company has also relied on external financing to fund operating losses, employee pension obligations and debt maturities.

Off Balance Sheet Arrangements   American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft.  As of December 31, 2008, future lease payments required under these leases totaled $1.7 billion.

Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases.  Approximately $1.5 billion of these bonds (with total future payments of approximately $3.4 billion as of December 31, 2008) are guaranteed by American, AMR, or both.  Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015.  Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed.  Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.

In addition, the Company had other operating leases, primarily for aircraft and airport facilities, with total future lease payments of $4.1 billion as of December 31, 2008.  Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of December 31, 2008 (in millions):

	Payments Due by Year(s) Ended December 31,
Contractual Obligations	Total	2009	2010 and 2011	2012 and 2013	2014 and Beyond

Operating lease payments for aircraft and facility obligations 1	9,187	998	1,854	1,391	4,944
Firm aircraft commitments 2	3,662	1,028	1,415	635	584
Capacity purchase agreements 3	205	68	120	17	-
Long-term debt 4	13,980	2,387	4,396	2,101	5,096
Capital lease obligations	1,127	182	289	180	476
Other purchase obligations 5	967	273	378	313	3
Other long-term liabilities 6	6,081	176	1,568	1,332	3,005

Total obligations and commitments	35,209	5,112	10,020	5,969	14,108

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

2
As of December 31, 2008, the Company had firm commitments to acquire 29 Boeing 737-800s in 2009, 39 Boeing 737-800s in 2010 and eight 737-800 aircraft in 2011.  In addition to these aircraft, the Company has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 - 2016.  Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $3.7 billion, with the majority occurring in 2009 through 2011.  Additional information about the Company’s obligations is included in Note 4 to the consolidated financial statements.

3
The table reflects minimum required payments under capacity purchase agreements between American and two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc.  If the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company.  If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.  These lease obligations are not included in the table above.  See Note 4 to the consolidated financial statements for additional information.

4	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2008.
5
Includes noncancelable commitments to purchase goods or services, primarily information technology related support. The Company has made estimates as to the timing of certain payments primarily for construction related costs.  The actual timing of payments may vary from these estimates. Substantially all of the Company’s purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows the Company to cancel an order with 30 days notice.

6
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2017.  See Note 10 to the consolidated financial statements.

Pension Obligations   The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. The Company is not required to make any 2009 contributions to its defined benefit pension plans under the provisions of these acts.

The Company’s obligation for pension and retiree medical and other benefits increased from $3.6 billion at December 31, 2007 to $6.6 billion at December 31, 2008, largely the result of negative investment returns on the Company’s pension assets in 2008 related to the broader stock market decline.  A significant portion of this increase is recorded in Accumulated other comprehensive loss, a component of stockholders’ equity. Consequently, the Company’s 2009 pension expense will be substantially higher than in 2008.  Also, although the Company is not required to make contributions to its defined benefit pension plans in 2009, based on current funding levels of the plans, the Company expects that the amount of the required contributions will be substantial in 2010 and future years (these estimates are reflected in the above table).  The Company expects to contribute approximately $13 million to its retiree medical and other benefit plan in 2009.

Results of Operations

The Company recorded a net loss of $2.1 billion in 2008 compared to net earnings of $504 million in 2007.  The Company’s 2008 results include an impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values, a $71 million accrual for employee severance cost and a $33 million expense related to the grounding of leased Airbus A300 aircraft prior to lease expiration, all in connection with announced capacity reductions and included in Special charges in the Consolidated Statements of Operations.  These charges are described in Note 2 to the consolidated financial statements. In addition, the Company’s 2008 results include the sale of American Beacon for a net gain of $432 million included in Miscellaneous-net on the Consolidated Statements of Operations and the impact of a pension settlement charge of $103 million for one of the Company’s defined benefit plans included in Wages, salaries and benefits on the Consolidated Statements of Operations and as described in Note 14 and Note 10, respectively.

The Company recorded net earnings of $504 million in 2007 compared to $231 million in 2006.  The Company’s 2007 results reflected an improvement in revenues somewhat offset by fuel prices and certain other costs that were higher in 2007 compared to 2006.  The 2007 and 2006 results were impacted by productivity improvements and by cost reductions resulting from progress under the Turnaround Plan.  The 2007 results include the impact of several items including:  a $138 million gain on the sale of AMR’s stake in ARINC included in Other Income, Miscellaneous – net, a $39 million gain to reflect the positive impact of the change to an 18-month expiration of AAdvantage miles included in Passenger revenue, and a $63 million charge associated with the retirement and planned disposal of 24 MD-80 aircraft and certain other equipment that previously had been temporarily stored included in Special charges.

Revenues
2008 Compared to 2007    The Company’s revenues increased approximately $831 million, or 3.6 percent, to $23.8 billion in 2008 compared to 2007. American’s passenger revenues increased by 3.3 percent, or $583 million, despite a significant capacity (available seat mile) (ASM) decrease of 3.8 percent.  American’s passenger load factor decreased approximately one point to 80.6 percent and passenger revenue yield per passenger mile increased 8.6 percent to 13.84 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 7.3 percent to 11.15 cents. In 2008, American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations.  Certain 2007 passenger revenues were reclassified to conform with the current presentation, as described in Note 1 to the consolidated financial statements.  Following is additional information regarding American’s domestic and international RASM and capacity:
	Year Ended December 31, 2008
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.81	5.5%	101.9	(6.1)%
International	11.71	10.1	61.7	0.5
DOT Latin America	12.47	11.9	30.4	2.2
DOT Atlantic	10.96	6.6	24.6	(1.4)
DOT Pacific	11.04	13.2	6.7	(0.4)

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, remained flat at $2.5 billion.  Regional Affiliates’ traffic decreased 10.2 percent to 8.8 billion revenue passenger miles (RPMs), while capacity decreased 6.0 percent to 12.6 billion ASMs, resulting in a 3.2 point decrease in passenger load factor to 70.2 percent.

Cargo revenues increased 5.9 percent, or $49 million, primarily as a result of increased fuel surcharges.

Other revenues increased 9.2 percent, or $183 million, to $2.2 billion due to increases in certain passenger service charges.

2007 Compared to 2006    The Company’s revenues increased approximately $372 million, or 1.6 percent, to $22.9 billion in 2007 compared to 2006. American’s passenger revenues increased by 2.1 percent, or $360 million, despite a capacity (available seat mile) (ASM) decrease of 2.4 percent.  American’s passenger load factor increased 1.4 points to 81.5 percent and passenger revenue yield per passenger mile increased 2.8 percent to 12.75 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 4.6 percent to 10.39 cents. In 2007, American derived approximately 63 percent of its passenger revenues from domestic operations and approximately 37 percent from international operations. Certain 2007 and 2006 passenger revenues were reclassified to conform with the current presentation, as described in Note 1 to the consolidated financial statements.  Following is additional information regarding American’s domestic and international RASM and capacity:
	Year Ended December 31, 2007
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.3	3.4%	108.5	(2.6)%
International	10.6	6.6	61.4	(2.0)
DOT Latin America	11.1	6.7	29.6	0.9
DOT Atlantic	10.3	2.7	25.0	(0.5)
DOT Pacific	9.8	18.6	6.8	(17.1)

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

Other revenues increased 2.4 percent, or $46 million, to $1.9 billion due in part to increases in certain passenger service charges and higher passenger volumes.

Operating Expenses
2008 Compared to 2007 The Company’s total operating expenses increased 16.8 percent, or $3.7 billion, to $25.7 billion in 2008 compared to 2007.  American’s mainline operating expenses per ASM in 2008 increased 21.9 percent compared to 2007 to 13.87 cents. The increase in operating expense was largely due to a dramatic year-over-year increase in fuel prices from $2.13 per gallon in 2007 to $3.03 per gallon in 2008, including the impact of fuel hedging.  Fuel expense was the Company’s largest single expense category and the price increase resulted in $2.7 billion in incremental year-over-year fuel expense in 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging).  A return to the recent historically high fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations.  The remaining increase in operating expense was due to the second quarter 2008 impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values and certain other special charges and employee charges, as discussed previously in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions) Operating Expenses	Year ended December 31, 2008	Change from 2007	Percentage Change

Aircraft fuel	$9,014	$2,344	35.1%	(a)
Wages, salaries and benefits	6,655	(115)	(1.7)
Other rentals and landing fees	1,298	20	1.6
Depreciation and amortization	1,207	5	0.4
Maintenance, materials and repairs	1,237	180	17.0	(b)
Commissions, booking fees and credit card expense	997	(31)	(3.0)
Aircraft rentals	492	(99)	(16.8)	(c)
Food service	518	(16)	(3.0)
Special charges	1,213	1,150	*	(d)
Other operating expenses	3,024	247	8.9	(e)
Total operating expenses	$25,655	$3,685	16.8%
        * Not meaningful
(a)
Aircraft fuel expense increased primarily due to a 42.4 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $380 million) offset by a 5.1 percent decrease in the Company’s fuel consumption, primarily due to reductions in available seat miles.

(b)
Maintenance, materials and repairs expense increased due to a heavier workscope of scheduled and unscheduled airframe maintenance overhauls, dependability initiatives, repair costs and volume, and contractual engine repair rates, which are driven by aircraft age.

(c)	Aircraft rental expense decreased principally due to lease expirations of Boeing 757 and McDonnell Douglas MD-80 aircraft.
(d)
Special charges are related to an impairment charge in the second quarter of 2008 of $1.1 billion to write down the Company’s McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values. This impairment charge was triggered by the record increase in fuel prices over the preceding twelve months.  In addition, the Company accrued $71 million for severance costs and $33 million related to the grounding of leased Airbus A300 aircraft prior to lease expiration, both related to the capacity reductions.

(e)	Other operating expenses increased due in part to an increase in foreign exchange losses of $70 million.

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

(in millions) Operating Expenses	Year ended December 31, 2007	Change from 2006	Percentage Change

Wages, salaries and benefits	$6,770	$(43)	(0.6)%
Aircraft fuel	6,670	268	4.2	(a)
Other rentals and landing fees	1,278	(5)	(0.4)
Depreciation and amortization	1,202	45	3.9
Maintenance, materials and repairs	1,057	86	8.9	(b)
Commissions, booking fees and credit card expense	1,028	(47)	(4.5)
Aircraft rentals	591	(15)	(2.5)
Food service	534	26	5.1
Special charges	63	63	*	(c)
Other operating expenses	2,777	89	3.2
Total operating expenses	$21,970	$467	2.2%
        * Not meaningful

(a)
Aircraft fuel expense increased primarily due to a 5.6 percent increase in American’s price per gallon of fuel (net of the impact of hedging gains of $239 million) offset by a 1.6 percent decrease in American’s fuel consumption.

(b)
Maintenance, materials and repairs expense increased primarily due to $57 million in heavier workscope of scheduled airframe maintenance overhauls, repair costs and volume, and contractual engine repair rates, which are driven by aircraft age.

(c)	Special charges increased due to a $63 million charge for the retirement of 24 MD-80 aircraft and certain related equipment.

Other Income (Expense)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

2008 Compared to 2007 Decreases in both short-term investment balances and interest rates caused a decrease in Interest income of $156 million, or 46.4 percent, to $181 million.  Interest expense decreased $158 million, or 17.2 percent, to $756 million primarily as a result of a decrease in the Company’s long-term debt balance.  Miscellaneous – net includes a gain of $432 million for the sale of American Beacon.

2007 Compared to 2006 Increases in both short-term investment balances and interest rates caused an increase in Interest income of $58 million, or 20.8 percent, to $337 million.  Interest expense decreased $116 million, or 11.2 percent, to $914 million primarily as a result of prepayment and repayment of existing debt.  Miscellaneous – net includes a gain of $138 million for the sale of ARINC.

Income Tax Benefit
The Company did not record a net tax provision or benefit associated with its 2008 losses or its 2007 or 2006 earnings due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006

American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	131,757	138,453	139,454
Available seat miles (millions)	163,532	169,906	174,021
Cargo ton miles (millions)	2,005	2,122	2,224
Passenger load factor	80.6%	81.5%	80.1%
Passenger revenue yield per passenger mile (cents) (^)	13.84	12.75	12.40
Passenger revenue per available seat mile (cents) (^)	11.15	10.39	9.94
Cargo revenue yield per ton mile (cents)	43.59	38.86	37.18
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	13.87	11.38	10.90
Fuel consumption (gallons, in millions)	2,694	2,834	2,881
Fuel price per gallon (cents)	302.6	212.1	200.8
Operating aircraft at year-end	626	655	697

Regional Affiliates
Revenue passenger miles (millions)	8,846	9,848	9,972
Available seat miles (millions)	12,603	13,414	13,554
Passenger load factor	70.2%	73.4%	73.6%

(*) Excludes $3.1 billion, $2.8 billion and $2.7 billion of expense incurred related to Regional Affiliates in 2008, 2007 and
2006, respectively.
(^) Reflects the impact of the reclassification of certain 2007 and 2006 passenger revenues to conform with the current presentation, as described in Note 1 to the consolidated financial statements.

Outlook

The Company currently expects capacity for American’s mainline jet operations to decline by 8.5 percent in the first quarter of 2009 versus first quarter 2008.  American’s mainline capacity for the full year 2009 is expected to decrease approximately 6.5 percent from 2008 with a 9.0 percent reduction in domestic capacity and more than a 2.5 percent decrease in international capacity.

The Company currently expects first quarter 2009 mainline unit costs to decrease approximately 2.9 percent year over year.  The first quarter 2009 and full year 2009 unit cost expectations reflect the reduction in the cost of fuel during the last quarter of 2008, somewhat offset by increased defined benefit pension expenses and retiree medical and other expenses (due to the stock market decline), and by cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.  Due to these cost pressures, the Company expects first quarter and full year 2009 unit costs excluding fuel to be higher than the respective prior year periods.  The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control.  Although fuel prices have abated somewhat from the record prices recorded in July 2008, fuel prices are still very volatile.

The Company is experiencing significantly weaker demand for air travel driven by the severe downturn in the global economy.  The Company implemented capacity reductions in 2008 in response to record high fuel prices which have somewhat mitigated this weakening of demand, and has now announced further reductions to the 2009 capacity plan.  However, if the global economic downturn persists or worsens, demand for air travel may continue to weaken.  No assurance can be given that capacity reductions or other steps we may take will be adequate to offset the effects of reduced demand.

Other Information

Critical Accounting Policies and Estimates   The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: accounting for fair value, long-lived assets, routes, passenger revenue, frequent flyer program, stock compensation, pensions and retiree medical and other benefits, income taxes and derivatives accounting.

Fair value – The Company has adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  The Company's routes are not yet subject to SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.   For additional information on the fair value of certain financial assets and liabilities, see Note 3 to the consolidated financial statements for additional information.

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

Long-lived assets – The Company has approximately $17 billion of long-lived assets as of December 31, 2008, including approximately $16 billion related to flight equipment and other fixed assets.  In addition to the original cost of these assets, the recorded value of the Company’s fixed assets is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company's fleet plan has been the primary indicator that has resulted in an impairment charge in the past.

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

In the second quarter of 2008, in connection with the May 21, 2008 announcement regarding capacity reductions and related matters, the Company concluded a triggering event had occurred and required that fixed assets be tested for impairment.  As a result of that testing, the Company recorded impairment charges related to its McDonnell Douglas MD-80 aircraft and Embraer RJ-135 aircraft.  With respect to all other fleets, the gross cash flows of the remaining estimated useful lives exceeded the recorded value and no impairment was necessary.  See Note 2 to the consolidated financial statements for additional information with respect to these impairment charges.

In the fourth quarter of 2007, the Company permanently grounded and held for disposal 24 McDonnell Douglas MD-80 airframes and certain other equipment, all 24 of which had previously been in temporary storage. See further discussion in Note 2 to the consolidated financial statements.

Routes -- AMR performs annual impairment tests on its routes, which are indefinite life intangible assets under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles" and as a result they are not amortized. The Company also performs impairment tests when events and circumstances indicate that the assets might be impaired.  These tests are primarily based on estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.   The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.

The   Company   had   recorded  route  acquisition  costs   (including international routes and slots) of $828 million as of December 31,  2008, including  a  significant  amount  related  to  operations  at  London Heathrow.  The Company has completed an impairment analysis on the London Heathrow routes (including slots) and has concluded that no impairment exists.   The Company believes its estimates and assumptions are reasonable; however, given the significant uncertainty regarding how the recent open skies agreement will ultimately affect the Company’s operations at Heathrow, the actual results could differ from those estimates.  See Note 11 to the consolidated financial statements for additional information.

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

The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles to other companies was approximately $1.7 billion and $1.6 billion at December 31, 2008 and 2007, respectively (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 18.2 percent and 18.7 percent of AMR's total current liabilities, at December 31, 2008 and 2007, respectively.

The number of free travel awards used for travel on American and American Eagle was 3.1 million in 2008 and 2.6 million in 2007 representing approximately 9.7 and 7.5 percent of passengers boarded in each year, respectively. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, breakage or cost per mile estimates could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.

Stock Compensation – AMR accounts for its stock compensation under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment". The Company grants awards under its various share based payment plans and utilizes option pricing models or fair value models to estimate the fair value of its awards.  Certain awards contain a market performance condition, which is taken into account in estimating the fair value on the date of grant.  The fair value of those awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of shares granted.  The Company accounts for these awards over the three year term of the award based on the grant date fair value, provided adequate shares are available to settle the awards.  For awards where adequate shares are not anticipated to be available or that only permit settlement in cash, the fair value is re-measured each reporting period.

Pensions and retiree medical and other benefits – The Company accounts for its pension and retiree medical and other benefits under  Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  SFAS 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement plans in the consolidated balance sheet with a corresponding adjustment to Accumulated other comprehensive income (loss).

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

These assumptions as of December 31 were:

	2008	2007
Discount rate	6.50%	6.50%
Expected return on plan assets	8.75%	8.75%
Expected health care cost trend rate:
Pre-65 individuals
Initial	7.5%	7.0%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	7.5%	7.0%
Ultimate (2010)	4.5%	4.5%
Pilot Retirement Age	63	63

The Company’s discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 basis points as of December 31, 2008 would increase the Company’s pension and postretirement benefits obligations by approximately $643 million and $150 million, respectively, and increase estimated 2009 pension and postretirement benefits expense by $66 million and $16 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of 35 percent longer duration corporate and U.S. government/agency bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds and 15 percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation.  The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation.  The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 6.81 percent as of December 31, 2008.  This rate of return was significantly impacted by market conditions in the latter half of 2008.  Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2008 would increase estimated 2009 pension expense by approximately $32 million.

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions.  Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2009 postretirement benefits expense by $20 million.

In 2007, the Fair Treatment for Experienced Pilots Act (H.R. 4343) was signed into law, raising the mandatory retirement age for commercial pilots from 60 to 65.  Previously, The Federal Aviation Administration required commercial pilots to retire once they reached age 60.  The Company’s pilot pension and other postretirement plans continue to permit a pilot to retire as before at age 60, but the Company believes that many pilots will choose to fly past age 60.  As a result of the new legislation, the Company has estimated the average retirement age for the pilot workgroup to be 63, based on the approximate retirement age of the Company’s other work groups, which did not have the same mandatory retirement age.  This change in the estimate caused a decrease to the pension and other postretirement liability of approximately $543 million in 2007.  See Note 10 to the consolidated financial statements for additional information.

Income taxes – The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities.  The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized.  In accordance with the standards of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (FIN 48), the effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements.  Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position.  Under SFAS 109, the Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The Company considers its historical earnings, trends, and outlook for future years in making this determination.  The Company had a deferred tax valuation allowance of $2.7 billion and $625 million, respectively, at December 31, 2008 and 2007. See Note 8 to the consolidated financial statements for additional information.

Derivatives – As required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.  As of December 31 2008, the Company had derivative contracts in a net liability position at fair value of $528 million including a liability related to contracts that settled in December.  A deferred loss of $876 million was recorded in Other comprehensive income at December 31, 2008, and will be recognized in future periods as contracts settle.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The adoption of FSP APB 14-1 will affect the historical accounting for the 4.25 percent senior convertible notes due 2023 (the 4.25 Notes) and the 4.50 percent senior convertible notes due 2024 (the 4.50 Notes), and will result in increased interest expense of approximately $5 million in 2009, as well as a $47 million, $48 million and $42 million increase to 2008, 2007 and 2006 interest expense, respectively, upon retrospective application in the first quarter of 2009.  When the Company applies this FSP APB 14-1 retroactively in the first quarter of 2009, a Form 8-K will be filed to reflect the adjustments due to its adoption for 2007 and 2008.  The impact on the balance sheet will not be significant.

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2008 and 2007 cost per gallon of fuel.  Based on projected 2009 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $399 million in 2009, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2008, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Comparatively, based on projected 2008 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $649 million in 2008, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2007.  The change in market risk is primarily due to the decrease in fuel prices.  As of January 2009, the Company had cash flow hedges, with collars and options, covering approximately 35 percent of its estimated 2009 fuel requirements.  Comparatively, as of December 31, 2007 the Company had hedged, with collars and options, approximately 24 percent of its estimated 2008 fuel requirements.  The consumption hedged for 2009 by cash flow hedges is capped at an average price of approximately $2.59 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.94 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 32 percent of its estimated 2009 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

As of December 31, 2008, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $711 million in net incremental expense (based on prices as of December 31, 2008) related to its fuel derivative hedges, including expenses from terminated contracts with a bankrupt counterparty and unwound trades.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities.  As required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.

Foreign Currency   The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales.  A uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2008 and 2007 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $146 million and $132 million for the years ending December 31, 2008 and 2007, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses.  This sensitivity analysis was prepared based upon projected 2009 and 2008 foreign currency-denominated revenues and expenses as of December 31, 2008 and 2007, respectively.

Interest   The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments.  The Company’s largest exposure with respect to variable-rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable-rate debt instruments representing approximately 28 percent and 22 percent of its total long-term debt at December 31, 2008 and 2007, respectively.  If the Company’s interest rates average 10 percent more in 2009 than they did at December 31, 2008, the Company’s interest expense would increase by approximately $13 million and interest income from cash and short-term investments would increase by approximately $7 million.  In comparison, at December 31, 2007, the Company estimated that if interest rates averaged 10 percent more in 2008 than they did at December 31, 2007, the Company’s interest expense would have increased by approximately $14 million and interest income from cash and short-term investments would have increased by approximately $25 million.  These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate long-term debt and cash and short-term investment balances at December 31, 2008 and 2007.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $297 million and $326 million as of December 31, 2008 and 2007, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.                 CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	51

Consolidated Statements of Operations	52

Consolidated Balance Sheets	53-54

Consolidated Statements of Cash Flows	55

Consolidated Statements of Stockholders' Equity (Deficit)	56

Notes to Consolidated Financial Statements	57-85

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMR Corporation

We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMR Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2009

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues

Passenger - American Airlines	$18,234	$17,651	$17,291
- Regional Affiliates	2,486	2,470	2,502
Cargo	874	825	827
Other revenues	2,172	1,989	1,943
Total operating revenues	23,766	22,935	22,563

Expenses

Aircraft fuel	9,014	6,670	6,402
Wages, salaries and benefits	6,655	6,770	6,813
Other rentals and landing fees	1,298	1,278	1,283
Depreciation and amortization	1,207	1,202	1,157
Maintenance, materials and repairs	1,237	1,057	971
Commissions, booking fees and credit card expense	997	1,028	1,076
Aircraft rentals	492	591	606
Food service	518	534	508
Special charges	1,213	63	-
Other operating expenses	3,024	2,777	2,687
Total operating expenses	25,655	21,970	21,503

Operating Income (Loss)	(1,889)	965	1,060

Other Income (Expense)
Interest income	181	337	279
Interest expense	(756)	(914)	(1,030)
Interest capitalized	33	20	29
Miscellaneous – net	360	96	(107)
	(182)	(461)	(829)
Income (Loss) Before Income Taxes	(2,071)	504	231
Income tax	-	-	-
Net Earnings (Loss)	$(2,071)	$504	$231

Earnings (Loss) Per Share
Basic	$(7.98)	$2.06	$1.13
Diluted	$(7.98)	$1.78	$0.98

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2008	2007
Assets

Current Assets
Cash	$191	$148
Short-term investments	2,916	4,387
Restricted cash and short-term investments	459	428
Receivables, less allowance for uncollectible accounts (2008 - $49; 2007 - $41)	811	1,027
Inventories, less allowance for obsolescence (2008 - $488; 2007 - $424)	525	601
Fuel derivative contracts	188	416
Fuel derivative collateral deposits	575	-
Other current assets	270	222
Total current assets	5,935	7,229

Equipment and Property
Flight equipment, at cost	19,601	23,006
Less accumulated depreciation	7,147	9,029
	12,454	13,977

Purchase deposits for flight equipment	671	241

Other equipment and property, at cost	5,132	5,238
Less accumulated depreciation	2,762	2,825
	2,370	2,413
	15,495	16,631

Equipment and Property Under Capital Leases
Flight equipment	561	1,698
Other equipment and property	215	217
	776	1,915
Less accumulated amortization	536	1,152
	240	763

Other Assets
Route acquisition costs, slots and airport operating and gate lease rights, less accumulated amortization (2008 - $416; 2007 - $389)	1,109	1,156
Other assets	2,396	2,792
	3,505	3,948

Total Assets	$25,175	$28,571

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2008	2007
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$952	$1,182
Accrued salaries and wages	519	559
Fuel derivative liability	716	-
Accrued liabilities	1,523	1,708
Air traffic liability	3,708	3,985
Current maturities of long-term debt	1,849	902
Current obligations under capital leases	107	147
Total current liabilities	9,374	8,483

Long-Term Debt, Less Current Maturities	8,419	9,413

Obligations Under Capital Leases, Less Current Obligations	582	680

Other Liabilities and Credits
Deferred gains	297	320
Pension and postretirement benefits	6,614	3,620
Other liabilities and deferred credits	2,824	3,398
	9,735	7,338

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - 20,000,000 shares authorized; None issued	-	-
Common stock - $1 par value; 750,000,000 shares authorized; shares issued: 2008 - 284,888,845; 2007 - 255,338,431	285	255
Additional paid-in capital	3,785	3,489
Treasury shares at cost: 2008 and 2007 - 5,940,399	(367)	(367)
Accumulated other comprehensive income (loss)	(3,177)	670
Accumulated deficit	(3,461)	(1,390)
	(2,935)	2,657

Total Liabilities and Stockholders' Equity (Deficit)	$25,175	$28,571

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2008	2007	2006
Cash Flow from Operating Activities:
Net earnings (loss)	$(2,071)	$504	$231
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,055	1,036	1,022
Amortization	152	166	135
Equity based stock compensation	53	133	142
Restructuring and settlement charges	1,317	63	-
Gain on sale of investments/subsidiaries	(432)	(138)	(13)
Redemption payments under operating leases for special facility revenue bonds	(188)	(100)	(28)
Change in assets and liabilities:
Decrease (increase) in receivables	217	(41)	3
Decrease (increase) in inventories	5	(128)	(7)
Decrease (increase) in derivative collateral and unwound derivative contracts	(940)	164	-
Increase (decrease) in accounts payable and accrued liabilities	(421)	248	(130)
Increase (decrease) in air traffic liability	(277)	203	168
Increase (decrease) in other liabilities and deferred credits	178	(135)	382
Other, net	(42)	(40)	34
Net cash provided by (used in) operating activities	(1,394)	1,935	1,939

Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(876)	(714)	(530)
Net decrease (increase) in short-term investments	1,471	207	(918)
Net decrease (increase) in restricted cash and short-term investments	(31)	40	42
Proceeds from sale of equipment, property and investments/subsidiaries	480	228	49
Other	11	5	(8)
Net cash provided by (used in) investing activities	1,055	(234)	(1,365)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,092)	(2,321)	(1,366)
Proceeds from:
Issuance of common stock, net of issuance costs	294	497	400
Reimbursement from construction reserve account	-	59	145
Exercise of stock options	1	90	230
Issuance of long-term debt	825	-	-
Sale leaseback transactions	354	-	-
Net cash provided by (used in) financing activities	382	(1,675)	(591)

Net increase (decrease) in cash	43	27	(17)
Cash at beginning of year	148	121	138
Cash at end of year	$191	$148	$121

The accompanying notes are an integral part of these financial statements.

    AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at January 1, 2006	$195	$2,258	$(779)	$(979)	$(2,125)	$(1,430)

Net earnings	-	-	-	-	231	231
Pension, retiree medical and other liability	-	-	-	748	-	748
Net changes in fair value of derivative financial instruments	-	-	-	(62)	-	(62)
Total comprehensive income						917

Reclassification and amortization of stock compensation plans	-	275	-	-	-	275
Issuance of 15,002,091 shares	15	385	-	-	-	400
Issuance of 24,489,980 shares to employees pursuant to stock option and deferred stock incentive plans	18	(200)	412	-	-	230
Adjustment resulting from adoption of SFAS 158	-	-	-	(998)	-	(998)
Balance at December 31, 2006	228	2,718	(367)	(1,291)	(1,894)	(606)

Net earnings	-	-	-	-	504	504
Pension, retiree medical and other liability				1,744	-	1,744
Net changes in fair value of derivative financial instruments	-	-	-	223	-	223
Unrealized loss on investments	-	-	-	(6)	-	(6)
Total comprehensive income						2,465

Reclassification and amortization of stock compensation plans	-	211	-	-	-	211
Issuance of 13,000,000 shares	13	484	-	-	-	497
Issuance of 14,173,610 shares to employees pursuant to stock option and deferred stock incentive plans	14	76	-	-	-	90
Balance at December 31, 2007	255	3,489	(367)	670	(1,390)	2,657

Net loss	-	-	-	-	(2,071)	(2,071)
Pension, retiree medical and other liability	-	-	-	(2,724)	-	(2,724)
Net changes in fair value of derivative financial instruments	-	-	-	(1,116)	-	(1,116)
Unrealized loss on investments	-	-	-	(7)	-	(7)
Total comprehensive loss						(5,918)

Reclassification and amortization of stock compensation plans	-	30	-	-	-	30
Issuance of 27,057,554 shares	27	267	-	-	-	294
Issuance of 2,492,860 shares to employees pursuant to stock option and deferred stock incentive plans	3	(1)	-	-	-	2
Balance at December 31, 2008	$285	$3,785	$(367)	$(3,177)	$(3,461)	$(2,935)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Accounting Policies

Basis of Presentation   The accompanying consolidated financial statements as of December 31, 2008 and for the three years ended December 31, 2008 include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle).  The consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries as well as variable interest entities for which the Company is the primary beneficiary.  All significant intercompany transactions have been eliminated.

New Accounting Pronouncements   The Company has adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  The Company's routes are not yet subject to SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The principal impact to the Company was to require the Company to expand its disclosure regarding its derivative instruments and to consider credit risk as a part of the calculation of the fair value of derivatives, which was not significant after consideration of collateral.

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  The Company adopted SFAS 161 as of December 31, 2008.  The principal impact to the Company was to require the expansion of its disclosure regarding its derivative instruments.

In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The adoption of FSP APB 14-1 will affect the historical accounting for the 4.25 Notes and the 4.50 Notes, and will result in increased interest expense of approximately $5 million in 2009.  Balance sheet impact is not significant.

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

1.         Summary of Accounting Policies (Continued)

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

Measurement of Asset Impairments   In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the asset is less than the carrying amount of the asset and the net book value of the asset exceeds its estimated fair value.  In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values.

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

1.         Summary of Accounting Policies (Continued)

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the appropriate taxing authority.

Beginning in the first quarter of 2008, AMR reclassified revenues associated with the marketing component of AAdvantage program mileage sales from Passenger revenue to Other revenue.  As a result of this change, approximately $584 million, $571 million, $557 million, $451 million, $409 million and $387 million of revenue was reclassified from Passenger revenue to Other revenue for the years ended December 31, 2007, 2006, 2005, 2004, 2003 and 2002 respectively, to conform to the current presentation.

Frequent Flyer Program   The estimated incremental cost of providing free travel awards is accrued for mileage credits earned by using American’s service that are expected to be redeemed in the future. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services to companies participating in its frequent flyer program.  The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at fair value and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used.  Breakage of sold miles is recognized over the estimated period of usage.  The remaining portion of the revenue, representing the marketing services sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of other revenues, as the related services have been provided.  The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.7 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2008 and $1.6 billion as of December 31, 2007.

Income Taxes   The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities.  The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized.  In accordance with the standards of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), the effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements.  Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position.

Advertising Costs   The Company expenses on a straight-line basis the costs of advertising as incurred throughout the year.  Advertising expense was $153 million, $162 million and $154 million for the years ended December 31, 2008, 2007 and 2006, respectively.

2.         Special Charges and Restructuring Activities

As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, including its capacity reductions, the Company has recorded a number of charges during the last few years.  In May 2008, the Company announced capacity reductions due to unprecedented high fuel costs at that time and the other challenges facing the industry.  In connection with these capacity reductions, the Company incurred special charges related to aircraft, employee reductions and certain other charges.

2.           Special Charges and Restructuring Activities (Continued)

Aircraft Charges
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired.  Assets or groups of assets are considered impaired when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In connection with the May 2008 capacity reduction announcement, the Company concluded that a triggering event had occurred requiring that fixed assets be tested for impairment.  As a result of this test, the Company concluded the carrying values of its McDonnell Douglas MD-80 and the Embraer RJ-135 aircraft fleets were no longer recoverable. Consequently, during the second quarter of 2008, the Company recorded an impairment charge of $1.1 billion to write these and certain related long-lived assets down to their estimated fair values. No portion of the impairment charge will result in future cash expenditures.  All other fleet types were tested for impairment but were concluded to be recoverable with projected undiscounted cash flows or these fleet types had fair values at levels above current carrying value.  Included in the charge for the Embraer RJ-135 fleet were write downs on 29 aircraft, of which 19 were considered held for sale as of December 31, 2008.  The McDonnell Douglas MD-80 aircraft are being depreciated over their remaining useful lives averaging approximately five years.

In determining the asset recoverability, management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions.  In determining fair market value, the Company utilized recent external appraisals of its fleets, a published aircraft pricing survey and recent transactions involving sales of similar aircraft, adjusted based on estimates of maintenance status and to consider the impact of recent industry events on these values.  As a result of the write down of these aircraft to fair value, as well as the acceleration of the retirement dates, depreciation expense related to these assets is expected to decrease by approximately $141 million on an annualized basis.

As part of these capacity reductions, the Company expects to ground over the next twelve months its leased Airbus A300 aircraft prior to lease expiration.  As of December 31, 2008, the Company estimates that it will incur approximately $130 million in net present value of future lease payments and lease return costs related to the grounding of the leased A300 fleet, of which $33 million was incurred in 2008 as four aircraft were removed from service.  The remaining charges will be incurred over the next three quarters as the aircraft are removed from service. These expected future charges do not yet consider potential sublease contracts or similar arrangements with respect to the leased Airbus 300 aircraft, which could offset a portion of the charges, as significant contract amendments are required in order to execute any sublease agreements.  The Company estimates that virtually all of these charges will result in future cash expenditures.

In the fourth quarter of 2007, the Company permanently grounded and held for disposal 24 McDonnell Douglas MD-80 airframes and certain other equipment, all of which had previously been in temporary storage. Of these 24 aircraft, 12 are owned by the Company, seven are accounted for as capital leases and five are accounted for as operating leases. Primarily as a result of the retirement, the Company incurred a charge of $63 million, included in Special charges expenses in the consolidated statement of operations, to accrue future lease commitments and write-down the aircraft frames to their fair values. In determining the fair values of these aircraft, the Company considered recent transactions involving inventory for the aircraft.

Employee Charges
In conjunction with the capacity reductions announced in May 2008, the Company reduced its workforce commensurate with the announced system-wide capacity reductions.  This reduction in workforce was accomplished through various measures, including voluntary programs, part-time work schedules, furloughs in accordance with collective bargaining agreements, and other reductions.  As a result of this reduction in workforce, the Company incurred employee charges of approximately $71 million for severance related costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers Accounting for Postemployment Benefits” (SFAS 112), based on probable expectations of involuntary terminations.  The Company does not expect remaining charges related to the reduction in workforce to be significant.

2.           Special Charges and Restructuring Activities (Continued)

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of December 31, 2008:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Other	Total
Remaining accrual at January 1, 2006	152	36	-	-	188
Adjustments	(3)	(16)	-	-	(19)
Payments	(21)	(1)	-	-	(22)
Remaining accrual at December 31, 2006	$128	$19	$-	$-	$147
Restructuring charges	63	-	-	-	63
Non-cash charges	(53)	-	-	-	(53)
Payments	(12)	(1)	-	-	(13)
Remaining accrual at December 31, 2007	$126	$18	$-	$-	$144
Capacity reduction charges	1,117	-	71	25	1,213
Non-cash charges	(1,103)	-	-	(25)	(1,128)
Adjustments	1	(2)	-	-	(1)
Payments	(31)	-	(55)	-	(86)
Remaining accrual at December 31, 2008	$110	$16	$16	$-	$142

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

Other
On September 22, 2001, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) was signed into law.  The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist attacks of September 11, 2001 (the Terrorist Attacks), against any air carrier shall not exceed the liability coverage maintained by the air carrier.  Based upon estimates provided by the Company’s insurance providers, the Company initially recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act.  The balance, recorded in the accompanying consolidated balance sheet, was $1.7 billion and $1.8 billion at December 31, 2008 and 2007, respectively.

In 2008, the Company finalized the liability associated with flight 587.  A previously recorded liability and related insurance receivable were reduced as a result of the settlement by approximately $381 million.

3.         Investments

Short-term investments consisted of (in millions):

	December 31,
	2008	2007

Overnight investments and time deposits	$1,574	$488
Corporate and bank notes	1,016	3,781
U. S. government agency notes	322	17
Other	4	101

	$2,916	$4,387

3.         Investments (Continued)

Short-term investments at December 31, 2008, by contractual maturity included (in millions):

Due in one year or less	$2,916
Due between one year and three years	-
Due after three years	-

$2,916

All short-term investments are classified as available-for-sale and stated at fair value.  Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).

The Company has adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements.

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

3.           Investments (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short term investments [1]	$2,916	$1,411	$1,505	-
Restricted cash and short-term investments [1]	459	453	6	-
Fuel derivative contracts, net liability [1]	(528)	-	(528)	-

Total	$2,847	$1,864	$983	$-

1 Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives designated as hedges are recorded in Accumulated other comprehensive income (loss) at each measurement date.

In 2007, the Company sold its interests in ARINC, Incorporated (ARINC), a military and aviation communications company, previously recorded as a component of other assets.  The Company received $192 million in proceeds for its interest in ARINC, $138 million of which was recognized as a gain.  The gain on the sale of the Company’s interest in ARINC is included in Miscellaneous-net in the accompanying consolidated statement of operations.

4.         Commitments, Contingencies and Guarantees

During 2008, the Company continued its fleet renewal strategy as it entered into amendments to its purchase agreement with the Boeing Company.  Giving effect to the amendments and considering the impact of delays caused by the recent machinist strike at Boeing, the Company is now committed to take delivery of a total of 29 737-800 aircraft in 2009, 39 737-800 aircraft in 2010 and eight 737-800 aircraft in 2011.  In addition to these aircraft, the Company has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 - 2016. Under the Boeing 737-800 and Boeing 777-200 aircraft purchase agreements, payments for the related aircraft purchase commitments will be approximately $1.0 billion in 2009, $1.1 billion in 2010, $355 million in 2011, $218 million in 2012, $417 million in 2013 and $584 million for 2014 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.  Any incremental firm aircraft orders will increase the Company’s commitments.

American has granted Boeing a security interest in American’s purchase deposits with Boeing.  The Company’s purchase deposits totaled $671 million and $239 million at December 31, 2008 and 2007, respectively.

In October of 2008, the Company entered into a sale leaseback agreement for 20 of the 76 Boeing 737-800 aircraft to be delivered in 2009 - 2011.  Such financing is subject to certain terms and conditions including a minimum liquidity requirement.  In addition, the Company had previously arranged for backstop financing which covered a significant portion of the remaining 2009 - 2011 Boeing 737-800 aircraft deliveries.

On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  Based on the information to date, the Company has not recorded any reserve for this exposure for the year ended December 31, 2008.  In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $57 million as of December 31, 2008.  The Company expects to make payments of $45 million and $6 million in 2009 and 2010, respectively.  In addition, the Company has an information technology support related contract that requires minimum annual payments of $150 million through 2013.

4.        Commitments, Contingencies and Guarantees (Continued)

American has capacity purchase agreements with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the AmericanConnection® carriers) to provide Embraer EMB-140/145 regional jet services to certain markets under the brand “AmericanConnection”.  Under these arrangements, the Company pays the AmericanConnection® carriers a fee per block hour to operate the aircraft.  The block hour fees are designed to cover the AmericanConnection® carriers’ fully allocated costs plus a margin.  Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the AmericanConnection® regional jets.  Minimum payments under the contracts are $68 million in 2009, $120 million over the years 2010 and 2011 and $17 million in 2012 and 2013.  In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company.  If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company is not able to estimate the potential amount of any liability resulting from the indemnities. These indemnities are discussed in the following paragraphs.

The Company’s loan agreements and other London Interbank Offered Rate (LIBOR)-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company’s loan agreements, derivative contracts and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions.  Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

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

Under certain contracts with third parties, the Company indemnifies the third party against legal liability arising out of an action by the third party, or certain other parties. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, the Company has liability insurance protecting the Company for the obligations it has undertaken under these indemnities.

4.         Commitments, Contingencies and Guarantees (Continued)

AMR and American have event risk covenants in approximately $1.2 billion of indebtedness and operating leases as of December 31, 2008.  These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time.  No designated event, as defined, had occurred as of December 31, 2008.

The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

5.         Leases

AMR's subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities.  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008, were (in millions):

Year Ending December 31,	Capital Leases	Operating Leases

2009	$182	$998
2010	143	932
2011	146	922
2012	97	739
2013	83	652
2014 and thereafter	476	4,944

	$1,127	$9,187	(1)
Less amount representing interest	438

Present value of net minimum lease payments	$689
(1)

As of December 31, 2008, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.1 billion relating to rent expense being recorded in advance of future operating lease payments.

At December 31, 2008, the Company was operating 181 jet aircraft and 39 turboprop aircraft and under operating leases and 76 jet aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years.  Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or a predetermined fixed amount.

During 2008, the Company raised $354 million through sale leasebacks of certain aircraft, including regional aircraft.  The gain on sale of $92 million is being amortized over the respective remaining lease terms.  American leases all 39 Super ATR regional aircraft from a third party (guaranteed by AMR) and in turn, subleases those aircraft to AMR Eagle for operation.

5.         Leases (Continued)

Special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment.  To the extent these transactions were committed to prior to May 21, 1998 (the effective date of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”) they are accounted for as operating leases under Financial Accounting Standards Board Interpretation 23, “Leases of Certain Property Owned by a Governmental Unit or Authority”.  Approximately $1.5 billion of these bonds (with total future payments of approximately $3.4 billion as of December 31, 2008) are guaranteed by American, AMR, or both. Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.  The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date.

Rent expense, excluding landing fees, was $1.3 billion, $1.4 billion and $1.4 billion in 2008, 2007 and 2006, respectively.

American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft.  As of December 31, 2008, future lease payments required under these leases totaled $1.7 billion.

6.         Indebtedness

Long-term debt consisted of (in millions):

	December 31,
	2008	2007

Secured variable and fixed rate indebtedness due through 2021 (effective rates from 4.25% - 11.36% at December 31, 2008)	$4,783	$4,662
Enhanced equipment trust certificates due through 2012 (rates from 3.86% - 12.00% at December 31, 2008)	2,382	2,482
6.0% - 8.5% special facility revenue bonds due through 2036	1,674	1,688
Credit facility agreement due through 2010 (effective rate of 8.60% at December 31, 2008)	691	440
4.25% - 4.50% senior convertible notes due 2023 - 2024	314	619
9.0% - 10.20% debentures due through 2021	213	213
7.88% - 10.55% notes due through 2039	211	211
	10,268	10,315

Less current maturities	1,849	902

Long-term debt, less current maturities	$8,419	$9,413

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2009 - $1.8 billion; 2010 - $1.3 billion; 2011 - $2.2 billion; 2012 - $1.0 billion, 2013 - $700 million.

6.           Indebtedness (Continued)

American’s credit facility consists of a fully drawn $255 million senior secured revolving credit facility (fully drawn in September 2008), and a $436 million term loan facility (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility).   Advances under either facility can be designated, at American’s election, as LIBOR rate advances or base rate advances. Interest accrues at the LIBOR rate or base rate, as applicable, plus, in either case, the applicable margin.  The applicable margin with respect to the Revolving Facility can range from 2.50 percent to 4.00 percent per annum, in the case of LIBOR advances, and from 1.50 percent to 3.00 percent per annum, in the case of base rate advances, depending upon the senior secured debt rating of the Credit Facility.  Based on ratings as of December 31, 2008, the applicable margin with respect to the Revolving Facility is 3.00 percent per annum in the case of LIBOR advances, and 2.00 percent per annum in the case of base rate advances.  The applicable margin with respect to the Term Loan Facility is 2.00 percent per annum in the case of LIBOR advances, and 1.00 percent per annum in the case of base rate advances.

The Revolving Facility matures on June 17, 2009.  The Term Loan Facility matures on December 17, 2010 and amortizes quarterly at a rate of $1 million.  Principal amounts repaid under the Term Loan Facility may not be re-borrowed.

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

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short-term investments and amounts available for drawing under committed revolving credit facilities which have a final maturity of at least 12 months after the date of determination, of not less than $1.25 billion for each quarterly period through the remaining life of the Credit Facility. Securities meeting certain rating criteria and with maturities within 18 months qualify for the Liquidity Covenant provisions.

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

AMR and American were in compliance with the Liquidity Covenant at December 31, 2008 and expect to be able to comply with this covenant in the near-term.  Given fuel prices that have been very high by historical standards and the volatility of fuel prices and revenues, uncertainty in the capital markets and about other sources of funding, and other factors, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that they will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which – if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default – could result in a default under a significant amount of the Company’s other debt and lease obligations and have a material adverse impact on the Company.

As of December 31, 2008, the Company had outstanding $318 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes).  On February 17, 2009, virtually all of the holders of the 4.50 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100 percent of their principal amount.  Under the terms of the 4.50 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.50 Notes solely with cash.  The $318 million principal amount of the 4.50 Notes is recorded as Current maturities of long-term debt as of December 31, 2008.

6.           Indebtedness (Continued)

In August 2008, AMR retired, by purchasing with cash, $75 million of the $300 million principal amount of the 4.25 percent senior convertible notes due 2023 (the 4.25 Notes).  In September 2008, the remaining holders of the 4.25 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100 percent of their principal amount, totaling $225 million.  Under the terms of the 4.25 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.25 Notes solely with cash.

Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $10.5 billion as of December 31, 2008.

In 2008, the Company raised approximately $500 million under a loan secured by aircraft.  The loan bears interest at a LIBOR-based (London Interbank Offered Rate) variable rate with a fixed margin which resets quarterly and is due in installments through 2015.

As of December 31, 2008, AMR has issued guarantees covering approximately $1.7 billion of American’s tax-exempt bond debt and American has issued guarantees covering approximately $745 million of AMR’s unsecured debt.  In addition, as of December 31, 2008, AMR and American have issued guarantees covering approximately $305 million of AMR Eagle’s secured debt, and AMR has issued guarantees covering an additional $2.1 billion of AMR Eagle’s secured debt.  In 2008, AMR issued guarantees covering $204 million of American’s leases of 39 Super ATR aircraft, which are subleased to AMR Eagle.

Cash payments for interest, net of capitalized interest, were $685 million, $861 million and $944 million for 2008, 2007 and 2006, respectively.

7.         Financial Instruments and Risk Management

Fuel Price Risk Management   In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  The Company adopted SFAS 161 effective December 31, 2008.

FSP FIN 39-1, “Amendment of FASB Interpretation No. 39,” requires a reporting entity to elect a policy choice of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts gross.  The Company's accounting policy is to present its derivative assets and liabilities gross including the collateral posted with or by the counterparty.

As part of the Company's risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk.  The Company does not hold or issue derivative financial instruments for trading purposes.  As of December 31, 2008, the Company had fuel derivative contracts outstanding covering 35 million barrels of jet fuel that will be settled over the next 24 months.  A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

7.         Financial Instruments and Risk Management (Continued)

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  Derivatives that meet the requirements of SFAS 133 are granted special hedge accounting treatment, and the Company’s hedges generally meet these requirements.  Accordingly, the Company’s fuel derivative contracts are accounted for as cash flow hedges, and the fair value of the Company’s hedging contracts is recorded in Current Assets or Current Liabilities in the accompanying consolidated balance sheets until the underlying jet fuel is purchased. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in a hypothetical jet fuel hedge.  If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in a hypothetical jet fuel hedge, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense.  Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive income (loss) and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities.  In assessing effectiveness, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g. NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.  Subsequently, any changes in the fair value of these derivatives are marked to market through earnings in the period of change.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized net gains of approximately $380 million, $239  million and $97 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.  In addition, in 2006, the Company recognized a loss of $102 million in Miscellaneous – net for changes in market value of hedges that did not qualify for hedge accounting during certain periods in 2006.  The fair value of the Company’s fuel hedging agreements at December 31, 2008 and 2007, representing the amount the Company would receive (pay) to terminate the agreements, totaled ($450) million and $353 million, respectively, which excludes a payable and a receivable, respectively, related to contracts that settled in December of each year.  As of December 31, 2008, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $711 million in net losses (based on prices as of December 31, 2008) related to its fuel derivative hedges, including losses from terminated contracts with a bankrupt counterparty and unwound trades.

The impact of cash flow hedges on the Company’s consolidated financial statements for the years ending December 31, 2008 and 2007, respectively, is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges under SFAS 133)
Asset Derivatives as of December 31,				Liability Derivatives as of December 31,
2008		2007		2008		2007
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$-	Fuel derivative contracts	$416	Fuel derivative liability	$528	Accrued liabilities	$-

7.         Financial Instruments and Risk Management (Continued)

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges under SFAS 133)

Amount of Gain (Loss) Recognized in OCI on Derivative[1]		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1]		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2]
2008	2007		2008	2007		2008	2007

$(738)	$381	Aircraft Fuel	$378	$165	Aircraft Fuel	$2	$74

[1] Effective portion of gain (loss)
[2] Ineffective portion of gain (loss)

The Company is also exposed to credit losses in the event of non-performance by counterparties to these financial instruments, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements.  To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings.  A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

Certain of the Company’s derivative instrument contracts provide that if the Company’s unrestricted cash balance or credit ratings remain above certain levels, loss positions on these instruments need not be fully collateralized.  If the Company’s unrestricted cash balance or credit rating were to fall below these levels, it would trigger additional collateral to be deposited with the counterparty up to 100 percent of the loss position of the derivative contracts.  As of December 31, 2008, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position is $528 million, for which the Company had posted collateral of $575 million.  The Company was over-collateralized as of December 31, 2008 due to a timing lag in collateral reconciliation of $92 million by a certain counterparty.  Excluding the impact of this timing lag, if all credit-risk-contingent features underlying these agreements had been triggered on December 31, 2008, the Company would have been required to post collateral of 100 percent of the loss position referred to above, or $528 million.

During 2008, a counterparty to certain of the Company’s fuel hedging derivative contracts filed for protection under Chapter 11 of the Federal Bankruptcy Code.  Per the contract, the Company was able to terminate its hedge positions with this counterparty as a result of the counterparty’s default.  Due to the decline in fuel prices subsequent to the Chapter 11 filing, the Company was in a liability position to this counterparty at the time the hedge position was terminated.  The Company incurred a charge of $26 million associated with these contracts during the period subsequent to the Chapter 11 filing and prior to termination, when the derivative contracts no longer qualified for hedge accounting under SFAS 133.  The charge was recorded to Miscellaneous-net in the accompanying consolidated statement of operations.  Had the Company retained these hedge positions, this charge would have been incurred as fuel expense over the next two years assuming a static fuel price from the termination date.

In fourth quarter of 2008, the Company modified its fuel hedge portfolio, effectively settling certain derivatives hedging 2009 jet fuel purchases. The Company entered into fuel hedging collars to unwind certain trades with two of the Company’s counterparties. The Company has de-designated these unwound hedges as prescribed by SFAS 133, and entered into four directly counteractive economic derivatives to, in effect, settle these positions.  At the date of de-designation of these hedges, the Company had recorded a $205 million loss in Accumulated other comprehensive income which will be reclassified into Aircraft fuel expense in 2009.  The fair value of these offsetting positions not designated as hedges under SFAS 133 as of December 31, 2008 was a $188 million asset recorded in Fuel derivative contracts and a $188 million liability recorded in Fuel derivative liability.

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

The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, were (in millions):
	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value

Secured variable and fixed rate indebtedness	$4,783	$2,534	$4,662	$3,896
Enhanced equipment trust certificates	2,382	1,885	2,482	2,472
6.0% - 8.5% special facility revenue bonds	1,674	1,001	1,688	1,801
Credit facility agreement	691	545	440	423
4.25% - 4.50 % senior convertible notes	314	308	619	670
9.0% - 10.20% debentures	213	105	213	178
7.88% - 10.55% notes	211	96	211	195

	$10,268	$6,474	$10,315	$9,635

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

The Company has an unrecognized tax benefit of approximately $24 million which decreased $16 million during the twelve months ended December 31, 2008 due to settlement of the 2001 through 2003 Internal Revenue Service examination.  Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance.  Accrued interest on tax positions is recorded as a component of interest expense but is not significant at December 31, 2008.

The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2008	2007
Unrecognized Tax Benefit at January 1	$40	$41
Decreases due to settlements with taxing authority	(16)	(1)
Unrecognized Tax Benefit at December 31	$24	$40

The Company estimates that the unrecognized tax benefit may change within the next twelve months depending on the outcome of the pending Internal Revenue Service Appeals case.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.   The Company’s 2004 through 2007 tax years are still subject to examination by the Internal Revenue Service.  Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes that the effect of any additional assessment(s) will be immaterial to its consolidated financial statements.

8.         Income Taxes (Continued)

The income tax expense or benefit differed from amounts computed at the statutory federal income tax rate as follows (in millions):
	Year Ended December 31,
	2008	2007	2006

Statutory income tax provision expense/(benefit)	$(725)	$176	$81
State income tax expense/(benefit), net of federal tax effect	(49)	10	15
Meal expense	8	9	7
Change in valuation allowance	791	(180)	(124)
Other, net	(25)	(15)	21

Income tax benefit	$-	$-	$-

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of Accumulated other comprehensive income (loss), described in Note 12.  The total increase (decrease) in the valuation allowance was $2,109 million, ($696) million, and ($18) million in 2008, 2007, and 2006, respectively.

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

The components of AMR's deferred tax assets and liabilities were (in millions):
	December 31,
	2008	2007
Deferred tax assets:
Postretirement benefits other than pensions	$1,168	$1,162
Rent expense	437	487
Alternative minimum tax credit carryforwards	410	413
Operating loss carryforwards	2,268	2,269
Pensions	1,533	405
Frequent flyer obligation	338	308
Gains from lease transactions	98	98
Other	1,056	722
Total deferred tax assets	7,308	5,864
Valuation allowance	(2,734)	(625)
Net deferred tax assets	4,574	5,239

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,400)	(4,960)
Other	(174)	(279)
Total deferred tax liabilities	(4,574)	(5,239)
Net deferred tax liability	$-	$-

At December 31, 2008, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $410 million, which is available for an indefinite period, and federal net operating losses of approximately $6.6 billion for regular tax purposes, which will expire, if unused, beginning in 2022.  These net operating losses include an SFAS123(R) unrealized benefit of approximately $649 million related to the implementation of SFAS 123(R) that will be recorded in equity when realized.  The Company had available for state income tax purposes net operating losses of $3.9 billion, which expire, if unused, in years 2009 through 2027. The amount that will expire in 2009 is $74 million.

8.         Income Taxes (Continued)

Cash payments (refunds) for income taxes were ($14) million, $7 million and $1 million for 2008, 2007 and 2006, respectively.

Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding 50 percent during a 3-year period can potentially limit a company’s future use of net operating losses and tax credits (NOL’s).  The Section 382 limitation may be increased by certain “built-in gains,” as provided by current IRS guidance.  Based on available information, the Company believes it is not currently subject to the Section 382 Limitation.  If triggered under current conditions, the Section 382 limitation is not expected to significantly impact the recorded value of deferred taxes or timing of utilization of the Company’s NOL's.

9.         Share Based Compensation

AMR grants stock compensation under two plans: the 1998 Long Term Incentive Plan and the 2003 Employee Stock Incentive Plan (the 2003 Plan).

Under the 1998 Long Term Incentive Plan, as amended, officers and key employees of AMR and its subsidiaries may be granted certain types of stock or performance based awards.  At December 31, 2008, the Company had stock option/settled stock appreciation right (SSAR) awards, performance share awards, deferred share awards and other awards outstanding under this plan.  The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23,700,000 shares.  The 1998 Long Term Incentive Plan, the successor to the 1988 Long Term Incentive Plan (collectively, the LTIP Plans), was terminated in 2008.

In 2003, the Company established the 2003 Plan to provide equity awards to employees.  Under the 2003 Plan, employees may be granted stock options/SSARs, restricted stock and deferred stock. At December 31, 2008, the Company had stock options/SSARs and deferred awards outstanding under the 2003 Plan.  The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

In 2008, 2007 and 2006, the total charge for share-based compensation expense included in wages, salaries and benefits expense was $53 million, $131 million and $219 million, respectively.  In 2008, 2007 and 2006, the amount of cash used to settle equity instruments granted under share-based compensation plans was $24 million, $11 million and $29 million, respectively.

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

9.           Share Based Compensation (Continued)

	2008	2007	2006

Expected volatility	53.0% to 55.9%	49.7% to 51.6%	52.5% to 55.0%
Expected term (in years)	4.0	4. 0	4.0
Risk-free rate	2.98% to 3.15%	4.43% to 5.03%	4.35% to 5.07%
Annual forfeiture rate	10.0%	10.0%	10.0%

A summary of stock option/SSARs activity under the LTIP Plans and the 2003 Plan as of December 31, 2008, and changes during the year then ended is presented below:

	LTIP Plans		The 2003 Plan
	Options/SSARs	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at January 1	11,844,615	$27.76	14,276,053	$5.66
Granted	2,722,740	8.23	-	-
Exercised	(500)	4.25	(347,057)	5.25
Forfeited or Expired	(760,907)	28.26	(119,004)	6.83
Outstanding at December 31	13,805,948	23.88	13,809,992	5.66
Exercisable at December 31	9,714,226	28.48	13,491,727	5.52
Weighted Average Remaining Contractual Term of Options Outstanding (in years)	4.3		4.4
Aggregate Intrinsic Value of Options Outstanding	$7,605,694		$70,509,340

The aggregate intrinsic value of all vested options/SSARs is $71 million and those options have an average remaining contractual life of 3.6 years.  The weighted-average grant date fair value of options/SSARs granted during 2008, 2007 and 2006 was $3.78, $12.63 and $10.93, respectively.  The total intrinsic value of options/SSARs exercised during 2008, 2007 and 2006 was $2 million, $193 million and $350 million, respectively.

A summary of the status of the Company’s non-vested options/SSARs under all plans as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:
		Weighted
	Options/SSARs	Average Grant Date Fair Value
Outstanding at January 1	2,965,521	$8.07
Granted	2,722,740	3.78
Vested	(1,260,844)	6.55
Forfeited	(17,430)	4.78
Outstanding at December 31	4,409,987	5.87

9.           Share Based Compensation (Continued)

As of December 31, 2008, there was $15 million of total unrecognized compensation cost related to non-vested stock options/SSARs granted under the LTIP Plans and the 2003 Plan that is expected to be recognized over a weighted-average period of 3.3 years.  The total fair value of stock options/SSARs vested during the years ended December 31, 2008, 2007 and 2006, was $9 million, $9 million and $25 million, respectively.

Cash received by the Company from exercise of stock options for the years ended December 31, 2008, 2007 and 2006, was $1 million, $90 million and $230 million, respectively.  No tax benefit was realized as a result of stock options/SSARs exercised in 2008 due to the tax valuation allowance discussed in Note 8.

Performance Share Awards   During 2006 and 2007, the AMR Board of Directors approved the amendment and restatement of all of the outstanding performance share plans, the related performance share agreements and deferred share agreements that required settlement in cash (collectively, the Amended Plans).  The plans were amended to permit settlement in a combination of cash and/or stock; however, the amendments did not impact the fair value of the awards under the Amended Plans.  As a result of these actions, any amounts accrued as liabilities at the time of conversion or at the time it became probable that sufficient shares would be available to settle the Amended Plans were reclassified from accrued liabilities to Additional paid-in capital.  Accordingly, these awards are now accounted for as market condition awards in accordance with SFAS 123(R).

Performance share awards are granted under the LTIP Plans, generally vest pursuant to a three year measurement period and are settled on the vesting date.  The number of awards ultimately issued under performance share awards is contingent on AMR’s relative stock price performance compared to certain of its competitors over a three year period and can range from zero to 175 percent of the awards granted.  The fair value of performance awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of shares granted.

Activity during 2008 for performance awards accounted for as equity awards was:

	Awards	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	5,400,441
Reclassified to liability awards	(97,215)
Granted	2,850,240
Settled	(2,330,852)
Forfeited or Expired	(56,361)
Outstanding at December 31	5,766,253	1.5	$ 61,360,092

The aggregate intrinsic value represents the Company’s current estimate of the number of shares (5,750,712 shares at December 31, 2008) that will ultimately be distributed for outstanding awards computed using the market value of the Company’s common stock at December 31, 2008.  The weighted-average grant date fair value per share of performance share awards granted during 2008, 2007, and 2006 was $8.20, $28.52 and $25.01, respectively.  The total fair value of equity awards settled during the year ended December 31, 2008 was $14 million.  As of December 31, 2008, there was $38 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized over a period of 1.6 years.

Deferred Awards   The distribution of deferred share awards granted under the LTIP Plans is based solely on a requisite service period (generally 36 months).  Career equity awards granted to certain employees of the Company vest upon the retirement of those individuals.  The fair value of each deferred award is based on AMR’s stock price on the measurement date.

9.           Share Based Compensation (Continued)

Activity during 2008 for deferred awards accounted for as equity awards was:

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	3,668,797
Granted	1,009,278
Settled	(565,235)
Forfeited or Expired	(64,962)
Outstanding at December 31	4,047,878	3.9	$ 43,190,858

The weighted-average grant date fair value per share of deferred awards granted during 2008, 2007 and 2006 was $8.23, $28.54 and $25.12, respectively.  The total fair value of awards settled during the years ended December 31, 2008, 2007 and 2006 was $6 million, $24 million and $4 million, respectively.  As of December 31, 2008, there was $25 million of total unrecognized compensation cost related to deferred awards that is expected to be recognized over a weighted average period of 3.4 years.

Other Awards   As of December 31, 2008, certain performance share agreements and deferred share award agreements were accounted for as a liability, or as equity, as appropriate, in the consolidated balance sheet as the plans only permit settlement in cash or the awards required that the employee meet certain performance conditions which were not subject to market measurement.  As a result, SFAS 123(R) required awards under these agreements to be marked to current market value.  As of December 31, 2008, the aggregate intrinsic value of these awards was $7 million and the weighted average remaining contractual term of these awards was 2.2 years.  The total fair value of awards settled during the years ended December 31, 2008, 2007 and 2006 was $24 million, $11 million, and $29 million respectively.  As of December 31, 2008, there was $3 million of total unrecognized compensation cost related to other awards that is expected to be recognized over a weighted average period of 4.4 years.

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

10.           Retirement Benefits (Continued)

In 2007, the Fair Treatment for Experienced Pilots Act (H.R. 4343) was signed into law, raising the mandatory retirement age for commercial pilots from 60 to 65.  Previously, the FAA required commercial pilots to retire once they reached age 60.  As a result, the Company has estimated the average retirement age for the pilot workgroup to be 63, based on the approximate retirement age of the Company’s other work groups, which did not have the same mandatory retirement age.  This change in the estimate of pilot retirement age caused a decrease to the pension and other postretirement liability of approximately $543 million at December 31, 2007.

The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2008 and 2007, and a statement of funded status as of December 31, 2008 and 2007 (in millions):
	Pension Benefits		Retiree Medical and Other Benefits
	2008	2007	2008	2007
Reconciliation of benefit obligation
Obligation at January 1	$10,451	$11,048	$2,672	$3,256
Service cost	324	370	54	71
Interest cost	684	672	172	194
Actuarial (gain) loss	254	(1,021)	22	(693)
Plan amendments	(14)	-	-	-
Benefit payments	(815)	(618)	(141)	(156)
Obligation at December 31	$10,884	$10,451	$2,779	$2,672

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$9,099	$8,565	$224	$202
Actual return on plan assets	(1,659)	766	(75)	9
Employer contributions	89	386	153	168
Benefit payments	(815)	(618)	(141)	(155)

Fair value of plan assets at December 31	$6,714	$9,099	$161	$224

Funded status at December 31	$(4,170)	$(1,352)	$(2,618)	$(2,448)

Amounts recognized in the consolidated balance sheets
Current liability	$11	$6	$163	$170
Noncurrent liability	4,159	1,346	2,455	2,278
	$4,170	$1,352	$2,618	$2,448
Amounts recognized in other comprehensive loss
Net actuarial loss (gain)	$2,839	$245	$(458)	$(605)
Prior service cost (credit)	108	137	(53)	(65)
	$2,947	$382	$(511)	$(670)

For plans with accumulated benefit obligations exceeding the fair value of plan assets	Pension Benefits		Retiree Medical and Other Benefits
	2008	2007	2008	2007
Projected benefit obligation (PBO)	$10,884	$10,451	$-	$-
Accumulated benefit obligation (ABO)	9,656	9,486	-	-
Accumulated postretirement benefit obligation (APBO)	-	-	2,779	2,672
Fair value of plan assets	6,714	9,099	161	224
ABO less fair value of plan assets	2,942	387	-	-

10.         Retirement Benefits (Continued)

At December 31, 2008 and 2007, pension benefit plan assets of $460 million and $127 million, respectively, and retiree medical and other benefit plan assets of $158 million and $220 million, respectively, were invested in shares of certain mutual funds.

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 (in millions):
	Pension Benefits
	2008	2007	2006
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$324	$370	$399
Interest cost	684	672	641
Expected return on assets	(789)	(747)	(669)
Amortization of:
Transition asset	-	-	(1)
Prior service cost	16	16	16
Settlement	103	-	-
Unrecognized net loss	3	25	81

Net periodic benefit cost for defined benefit plans	341	336	467

Defined contribution plans	170	166	164

	$511	$502	$631

	Retiree Medical and Other Benefits
	2008	2007	2006

Components of net periodic benefit cost
Service cost	$54	$70	$78
Interest cost	172	194	194
Expected return on assets	(20)	(18)	(15)
Amortization of:
Prior service cost	(13)	(13)	(10)
Unrecognized net loss (gain)	(22)	(7)	1

Net periodic benefit cost	$171	$226	$248

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $145 million and $8 million, respectively.  The estimated net gain and prior service credit for the retiree medical and other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $14 million and $8 million, respectively.

	Pension Benefits		Retiree Medical and Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.50%	6.50%	6.50%	6.50%
Salary scale (ultimate)	3.78	3.78	-	-

10.         Retirement Benefits (Continued)

	Pension Benefits		Retiree Medical and Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.50%	6.00%	6.00%	6.00%
Salary scale (ultimate)	3.78	3.78	-	-
Expected return on plan assets	8.75	8.75	8.75	8.75

As of December 31, 2008, the Company’s estimate of the long-term rate of return on plan assets was 8.75 percent based on the target asset allocation.  Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end.  Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.  The Company’s annualized ten-year rate of return on plan assets as of December 31, 2008, was approximately 6.81 percent.

The Company’s pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

	2008	2007

Long duration bonds	48%	41%
U.S. stocks	22	26
International stocks	15	21
Emerging markets stocks and bonds	4	5
Alternative (private) investments	11	7
Total	100%	100%

The Company’s target asset allocation is 35 percent longer duration corporate and U.S. government/agency bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, five percent emerging markets stocks and bonds, and 15 percent alternative (private) investments. Each asset class is actively managed and, historically, the plans’ assets have produced returns, net of management fees, in excess of the expected rate of return over the last ten years. Stocks and emerging market bonds are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term.  Additionally, the Company engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar.  The Company also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis.  These programs are subject to market risk.

	Pre-65 Individuals		Post-65 Individuals
	2008	2007	2008	2007

Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	7.5%	7.0%	7.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2015	2010	2015	2010

10.         Retirement Benefits (Continued)

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent Increase	One Percent Decrease

Impact on 2008 service and interest cost	20	(20)
Impact on postretirement benefit obligation as of December 31, 2008	224	(219)

The Company has no required 2009 contributions to its defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  The Company’s estimates of its defined benefit pension plan contributions reflect the current provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  The Company expects to contribute approximately $13 million to its retiree medical and other benefit plan in 2009.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

		Retiree Medical
	Pension	and Other
2009	$514	$163
2010	565	168
2011	587	176
2012	617	175
2013	728	181
2014 - 2018	4,372	1,007

During 2008, AMR recorded a settlement charge totaling $103 million related to lump sum distributions from the Company’s defined benefit pension plans to pilots who retired.   Statement of Financial Accounting Standards No. 88, "Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation.

11.         Intangible Assets

In April 2007, the United States and the EU approved an “open skies” air services agreement that provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport.  The provisions of the agreement were effective on March 30, 2008.  Under the agreement, every U.S. and EU airline is authorized to operate between airports in the United States and Heathrow.  Notwithstanding the open skies agreement, Heathrow is a slot-controlled airport.  Only three airlines besides American were previously allowed to provide that Heathrow service.  The Company has recorded route acquisition costs (including international routes and slots) of $828 million and $846 million as of December 31, 2008 and 2007, respectively, including a significant amount related to operations at Heathrow.  The Company considers these assets indefinite life assets under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” and as a result, they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has completed an impairment analysis and has concluded that no impairment exists.

The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2008
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$515	$302	$213
Gate lease rights	182	114	68
Total	$697	$416	$281

	2007
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$517	$282	$235
Gate lease rights	182	107	75
Total	$699	$389	$310

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value.  The Company recorded amortization expense related to these intangible assets of approximately $28 million for each of the years ended December 31, 2008, 2007 and 2006, respectively. The Company expects to record annual amortization expense of approximately $27 million in each of the next five years related to these intangible assets.

12.         Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows (in millions):
	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit	Total

Balance at January 1, 2006	$(1,206)	$3	$79	$145	$(979)
Current year net change	748	-	-	-	748
Reclassification of derivative financial instruments into earnings	-	-	(88)	-	(88)
Change in fair value of derivative financial instruments	-	-	26	-	26
Adjustment resulting from adoption of SFAS 158	(998)	-	-	-	(998)
Balance at December 31, 2006	$(1,456)	$3	$17	$145	$(1,291)
Current year change	1,723	(6)	-	-	1,717
Amortization of actuarial loss and prior service cost	21	-	-	-	21
Reclassification of derivative financial instruments into earnings	-	-	(158)	-	(158)
Change in fair value of derivative financial instruments	-	-	381	-	381
Balance at December 31, 2007	$288	$(3)	$240	$145	$670
Current year change	(2,707)	(7)	-	-	(2,714)
Amortization of actuarial loss and prior service cost	(17)	-	-	-	(17)
Reclassification of derivative financial instruments into earnings	-	-	(378)	-	(378)
Change in fair value of derivative financial instruments	-	-	(738)	-	(738)
Balance at December 31, 2008	$(2,436)	$(10)	$(876)	$145	$(3,177)

As of December 31, 2008, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $711 million in net losses (based on prices as of December 31, 2008) related to its fuel derivative hedges, including losses from terminated contracts with a bankrupt counterparty and unwound trades as described in Note 7 “Financial Instruments and Risk Management”

13.         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net earnings (loss) – numerator for basic earnings (loss) per share	$(2,071)	$504	$231
Interest on senior convertible notes	-	27	27
Net earnings (loss) adjusted for interest on senior convertible notes – numerator for diluted earnings per share	$(2,071)	$531	$258

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	259	245	205

Effect of dilutive securities:
Senior convertible notes	-	32	32
Employee options and shares	-	34	44
Assumed treasury shares purchased	-	(12)	(17)
Diluted potential common shares	-	54	59

Denominator for diluted earnings loss per share – weighted-average shares	259	299	264

Basic earnings (loss) per share	$(7.98)	$2.06	$1.13

Diluted earnings (loss) per share	$(7.98)	$1.78	$0.98

For the year ended December 31, 2008 and 2007, approximately 13 million and 7 million shares related to employee stock options were not added to the denominator because the options’ exercise prices were greater than the average market price of the common shares.  Approximately 36 million shares related to the Company’s convertible notes, employee stock options and deferred stock were not added to the denominator for the year ended December 31, 2008 because inclusion of such shares would be antidilutive.

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

American, AMR Eagle and the AmericanConnection® airlines serve 250 cities in 40 countries with, on average, more than 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft.  American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.  AMR Eagle owns two regional airlines, which do business as "American Eagle” - American Eagle Airlines, Inc. and Executive Airlines, Inc.  The American Eagle® carriers provide connecting service from nine of American's high-traffic cities to smaller markets throughout the United States, Canada, Mexico and the Caribbean.

14.         Segment Reporting (Continued)

Revenues from other segments are below the quantitative threshold for determining reportable segments and consist primarily of revenues from American Beacon Advisors, Inc. (divested in 2008) and Americas Ground Services, Inc.  The difference between the financial information of the Company’s one reportable segment and the financial information included in the accompanying consolidated statements of operations and balance sheets as a result of these entities is not material.

In 2008, the Company announced that it had reached a definitive agreement with Lighthouse Holdings, Inc., which is owned by investment funds affiliated with TPG Capital, L.P. and Pharos Capital Group, LLC for the sale of American Beacon Advisors, Inc. (American Beacon), its wholly-owned asset management subsidiary. On September 12, 2008, AMR completed the sale of American Beacon which resulted in a net gain of $432 million.  The gain on the sale is included in Miscellaneous-net in the accompanying consolidated statement of operations.  While primarily a cash transaction, the Company also maintained a minority equity stake in American Beacon.  As the Company has significant continuing involvement with American Beacon post-sale, AMR does not account for the disposal of American Beacon as discontinued operations.

The Company’s operating revenues by geographic region (as defined by the Department of Transportation) are summarized below (in millions):

	Year Ended December 31,
	2008	2007	2006

DOT Domestic	$14,135	$14,179	$14,159
DOT Latin America	4,927	4,268	4,024
DOT Atlantic	3,671	3,556	3,409
DOT Pacific	1,033	932	971

Total consolidated revenues	$23,766	$22,935	$22,563

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment.  The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

15.         Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2008 and 2007 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Operating revenues	$5,697	$6,179	$6,421	$5,469
Operating income (loss)	(187)	(1,290)	(216)	(196)
Net earnings (loss)	(328)	(1,448)	45	(340)
Earnings (loss) per share:
Basic	(1.32)	(5.77)	0.17	(1.22)
Diluted	(1.32)	(5.77)	0.17	(1.22)

2007
Operating revenues	$5,427	$5,879	$5,946	$5,683
Operating income (loss)	248	467	319	(69)
Net earnings (loss)	81	317	175	(69)
Earnings (loss) per share:
Basic	0.35	1.28	0.70	(0.28)
Diluted	0.30	1.08	0.61	(0.28)

The third quarter 2007 results include a charge of $40 million to correct certain vacation accruals included in Wages, salaries and benefits expense.  Of this amount, $30 million is related to the years 2003 through 2006.

15.         Quarterly Financial Data (Unaudited) (Continued)

The fourth quarter 2007 results include the impact of several items, including:  a $138 million gain on the sale of AMR’s stake in ARINC included in Other Income, Miscellaneous – net, a $39 million gain to reflect the positive impact of the change to an 18-month expiration of AAdvantage miles included in Passenger revenue, and a $63 million charge associated with the retirement of 24 MD-80 aircraft and certain other equipment that previously had been temporarily stored included in Spceial charges.

The second quarter 2008 results include an impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values, and a $55 million accrual for employee severance costs.

The Company’s third quarter 2008 results include the sale of American Beacon for total proceeds of $442 million with a net gain of $432 million and $27 million of special charges due to continued capacity reduction effects.

The results of the fourth quarter of 2008 were impacted by a pension settlement charge of $103 million for one of the Company’s defined benefit plans.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008. During the quarter ending on December 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears below.

/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer

/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AMR Corporation

We have audited AMR Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMR Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 of AMR Corporation and related financial statement schedule and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2009

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 2009.  Information concerning the executive officers is included in Part I of this report on page 25 and information concerning the Company’s code of ethics in included in Part I of this report on page 10.

ITEM 11.                     EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 2009.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	13,805,948		$23.88	-	**

Equity compensation plans not approved by security holders	13,809,992	*	$5.66	614,228

Total	27,615,940		$14.77	614,228

*	Represents 13,809,992 options granted under the 2003 Employee Stock Incentive Plan (the ESIP). The ESIP was implemented in accordance with the rules of the New York Stock Exchange.
**	Additional shares may become available for future use as certain employee stock options are settled as SSARs.

See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 2009.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 2009.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 20, 2009.

PART IV

ITEM 15.                                                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page

Report of Independent Registered Public Accounting Firm	51

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	52

Consolidated Balance Sheets at December 31, 2008 and 2007	53-54

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	55

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006	56

Notes to Consolidated Financial Statements	57-85

(2)	The following financial statement schedule is filed as part of this report:
Page

Schedule II Valuation and Qualifying Accounts and Reserves	103

Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)
Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of AMR's long-term debt agreements does not exceed 10 percent of AMR's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.) The exhibits include amendments to the following agreements approved by the Board of Directors of AMR on November 17, 2008, to be effective as of January 1, 2005 (unless otherwise specified), which were amended to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and other tax regulations:  Trust Agreement Under Supplemental Executive Retirement Plan $uper $aver Plus Plan, as amended and restated as of June 1, 2007 (filed as Exhibit 10.129), Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (filed as Exhibit 10.127), Supplemental Employee Retirement Program for Officers of American Airlines Inc., as amended and restated as of January 1, 2005 (filed as Exhibit 10.128), First Amendment to AMR Corporation 2004 Directors Unit Incentive Plan, dated as of January 1, 2005 (filed as Exhibit 10.4, AMR Corporation 2003 Employee Stock Incentive Plan, as amended as of January 1, 2005 (filed as Exhibit 10.151), AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005 (filed as Exhibit 10.149), Amended and Restated Air Transportation Plan for Non-Employee Directors of AMR Corporation, effective as of January 1, 2005 (filed as Exhibit 10.150), AMR Corporation Procedures for Deferral of Board Retainers and Fees (an amendment and restatement of the Directors Stock Equivalent Purchase Plan), as amended and restated as of January 1, 2005 (filed as Exhibit 10.135), AMR Corporation 1998 Long Term Incentive Plan (filed as Exhibit 10.142), First Amendment to AMR Corporation 1994 Directors Stock Incentive Plan, dated as of January 1, 2005 (filed as Exhibit 10.152), Form of Amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers, dated as of January 1, 2005 (filed as Exhibit 10.105), Form of Amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers, dated as of January 1, 2005 (filed as Exhibit 10.106), Form of Amendment Executive Termination Benefits, dated as of January 1, 2005 (filed as Exhibit 10.124).

Exhibit

3.1	Restated Certificate of Incorporation of AMR, incorporated by reference to AMR’s Registration Statement on Form S-4, file number 33-55191.

3.2	Bylaws of AMR Corporation, amended and restated as of January 20, 2009, incorporated by reference to Exhibit 3.2 to AMR’s report on Form 8-K on January 23, 2009.

3.3	Amendments to the AMR Corporation Certificate of Incorporation, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

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

10.4	First Amendment to AMR Corporation 2004 Directors Unit Incentive Plan, dated as of January 1, 2005.

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

10.7
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.8
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.9
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.8 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.10
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.9 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.11
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.10 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.12	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and John W. Bachmann.

10.13
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

10.17
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and David L. Boren, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.18
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and David L. Boren, incorporated by reference to Exhibit 10.16 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.19	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and David L. Boren

10.20
Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.21
Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.22
Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.23
Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.24
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.25
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

10.27
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.28
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.29
Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.33  to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.30
Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.34  to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.31
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.28  to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.32	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Armando M. Codina.

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

10.35
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.31 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.36
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.37 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.37
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ann M. Korologos incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.38
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.40 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.39	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Ann M. Korologos.

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

10.45
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.46 to AMR’s report on Form 10-K for the year ended December 31, 2007

10.46	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Michael A. Miles.

10.47
Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.48
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.49
Deferred Compensation Agreement, dated as of November 15, 2002 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.50
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.51
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.52
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.47 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.53
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.56 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.54
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.55	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Philip J. Purcell.

10.56
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.57
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.58 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.58
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.57 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.59	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Ray M. Robinson.

10.60	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.61
Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.62
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

10.64
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

10.66
Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.67
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.68
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.69
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

10.71
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.69 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.72	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Judith Rodin.

10.73
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.65 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.74
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.75
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.76
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.77	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Matthew K. Rose.

10.78
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.79
Deferred Compensation Agreement, dated as of November 18, 2002 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.80
Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.45 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.81
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

10.83
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.78 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.84
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.80 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.85	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Roger T. Staubach.

10.86
Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Rajat K. Gupta, incorporated by reference to Exhibit 10.81 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.87	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Rajat K. Gupta.

10.88
Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.82 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.89	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Alberto Ibargüen.

10.90
Current form of Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.91	Current form of Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.92
Current form of 2003 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.93
Current form of 2004 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.94
Current form of 2005 Stock Option Agreement under the 1998 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.95	Current form of 2003 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.96	Current form of 2004 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.97
Current form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.98
Current form of Amendment of Stock Option Agreements under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2006.

10.99
Current form of Amendment of Stock Option Agreements under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2006.

10.100
Career Performance Shares, Deferred Stock Award Agreement between AMR Corporation and Gerard J. Arpey dated as of July 25, 2005, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.101
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

10.105	Form of amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005.

10.106	Form of amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005.

10.107
Current form of 2006 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.108
Current form of 2007 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007

10.109	Current form of 2008 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 99.2 to AMR’s report on Form 8-K on May 22, 2008.

10.110
Current form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.111
Current form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007.

10.112
Current form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 99.1 to AMR’s report on Form 8-K for on May 22, 2008.

10.113
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.114
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Peter M. Bowler, dated May 21, 1998, incorporated by reference to Exhibit 10.63 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.115
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

10.117
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Henry C. Joyner, dated January 19, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.118
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William K. Ris, Jr., dated October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.119
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gary F. Kennedy dated February 3, 2003, incorporated by reference to Exhibit 10.55 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.120
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Robert W. Reding dated May 20, 2003, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.121
Employment agreement between AMR, American Airlines and William K. Ris, Jr. dated November 11, 1999, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.122
Employment agreement between AMR, American Airlines and Robert W. Reding dated May 21, 2003, incorporated by reference to Exhibit 10.94 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.123
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Jeffrey J. Brundage dated April 1, 2004, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.124	Form of Amendment to Executive Termination Benefits Agreement dated as of January 1, 2005.

10.125	Employment agreement between AMR, American Airlines and Thomas W. Horton dated March 29, 2006, incorporated by reference to Exhibit 10.1 to AMR’s current report on Form 8-K dated March 31, 2006.

10.126
Amendment of employment agreement between AMR, American Airlines and Thomas W. Horton dated July 15, 2008, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2008.

10.127	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005.

10.128	Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007.

10.129	Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the $uper $aver Plus Plan, as amended and restated as of June 1, 2007.

10.130
Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997.  Confidential treatment was granted as to a portion of this document.

10.131
Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc., incorporated by reference to Exhibit 10.99 to AMR’s report on Form 10-K for the year ended December 31, 2004.  Confidential treatment was granted as to a portion of these agreements.

10.132
Letter Agreement between the Boeing Company and American Airlines, Inc. dated May 5, 2005, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.  Confidential treatment was granted as to a portion of this agreement.

10.133
Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997.  Confidential treatment was granted as to a portion of this agreement.

10.134	Amended and Restated Credit Agreement dated March 27, 2006, incorporated by reference to Exhibit 10 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2006.

10.135	AMR Corporation Procedures for Deferral of Board Retainers and Fees (an amendment and restatement of the Directors Stock Equivalent Purchase Plan), as amended and restated as of January 1, 2005.

10.136
Current form of Deferred Share Award Agreement as Amended and Restated March 29, 2006 (with awards to executive officers noted), incorporated by reference to Exhibit 99.7 to AMR’s current report on Form 8-K dated March 31, 2006.

10.137	2009 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated February 3, 2009.

10.138
Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended incorporated by reference to Exhibit 10.29 to American Airlines, Inc's report on Form 10-K for the year ended December 31, 2008.

10.139
Form of 2006-2008 Performance Share Agreement (with awards to executive officers noted) and 2006-2008 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.140
Form of 2007-2009 Performance Share Agreement (with awards to executive officers noted), and 2007-2009 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007.

10.141
Form of 2008-2010 Performance Share Agreement (with awards to executive officers noted), and 2008-2010 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 99.3 to AMR’s current report on Form 8-K dated  May 22, 2008.

10.142	AMR Corporation 1998 Long-Term Incentive Plan, as Amended and Restated as of January 1, 2005.

10.143
Amendment of Stock Option Agreements Under the 1998 Long-Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to Exhibit 10.132 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.144
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated August 17, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.133 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.145
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated November 20, 2007.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.134 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.146
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated December 10, 2007.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.135 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.147
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated January 20, 2008.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.136 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.148
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated February 11, 2008.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.137 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.149	AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005.

10.150	Amended and Restated Air Transportation Plan for Non-Employee Directors of AMR Corporation, effective as of January 1, 2005.

10.151	AMR Corporation 2003 Employee Stock Incentive Plan, as amended as of January 1, 2005.

10.152	First Amendment to AMR Corporation 1994 Directors Stock Incentive Plan, dated as of January 1, 2005.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

21	Significant subsidiaries of the registrant as of December 31, 2008.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Gerard J. Arpey	/s/ Thomas W Horton
Gerard J. Arpey	Thomas W. Horton
Director, Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John W. Bachmann	/s/ Michael A. Miles
John W. Bachmann, Director	Michael A. Miles, Director

/s/ David L. Boren	/s/ Philip J. Purcell
David L. Boren, Director	Philip J. Purcell, Director

/s/ Armando M. Codina	/s/ Ray M. Robinson
Armando M. Codina, Director	Ray M. Robinson, Director

/s/ Rajat K. Gupta	/s/ Judith Rodin
Rajat K. Gupta, Director	Judith Rodin, Director

/s/ Alberto Ibargüen	/s/ Matthew K. Rose
Alberto Ibargüen, Director	Matthew K. Rose, Director

/s/ Ann McLaughlin Korologos	/s/ Roger T. Staubach
Ann McLaughlin Korologos, Director	Roger T. Staubach, Director

Date: February 18, 2009

AMR CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
 (in millions)

Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-offs (net of recoveries)	Sales, retirements and transfers	Balance at end of year

Year ended December 31, 2008
Allowance for obsolescence of inventories	$424	$101	$-	$-	$(37)	$488

Allowance for uncollectible accounts	41	6		2		49

Reserves for environmental remediation costs	21	2	(5)	-	-	18

Year ended December 31, 2007
Allowance for obsolescence of inventories	$411	$27	$-	$-	$(14)	$424

Allowance for uncollectible accounts	45	(1)		(3)		41

Reserves for environmental remediation costs	33	-	(7)	(5)	-	21

Year ended December 31, 2006
Allowance for obsolescence of inventories	$410	$24	$-	$-	$(23)	$411

Allowance for uncollectible accounts	60	3	-	(25)	7	45

Reserves for environmental remediation costs	40	2	(9)	-	-	33