Form 10-Q
period 2009-06-30
AMR CORP
filed 2009-07-15
CIK 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

[✓]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.   ☑ Large Accelerated Filer     ☐ Accelerated Filer     ☐ Non-accelerated Filer

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value – 279,892,740 shares as of July 13, 2009.

INDEX

AMR CORPORATION

PART I:FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three and six months ended June 30, 2009 and 2008

Condensed Consolidated Balance Sheets -- June 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2009 and 2008

Notes to Condensed Consolidated Financial Statements -- June 30, 2009

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:OTHER INFORMATION

Item 1.    Legal Proceedings

Item 1A.  Risk Factors

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Passenger – American Airlines	$3,677	$4,735	$7,357	$9,114
- Regional Affiliates	513	683	970	1,264
Cargo	134	233	278	448
Other revenues	565	528	1,123	1,050
Total operating revenues	4,889	6,179	9,728	11,876

Expenses
Wages, salaries and benefits	1,698	1,658	3,386	3,302
Aircraft fuel	1,334	2,423	2,632	4,473
Other rentals and landing fees	338	318	662	641
Depreciation and amortization	282	324	554	633
Maintenance, materials and repairs	314	323	619	638
Commissions, booking fees and credit card expense	207	259	424	516
Aircraft rentals	126	125	250	250
Food service	123	133	237	260
Special charges	23	1,164	36	1,164
Other operating expenses	670	742	1,348	1,476
Total operating expenses	5,115	7,469	10,148	13,353

Operating Loss	(226)	(1,290)	(420)	(1,477)

Other Income (Expense)
Interest income	9	48	20	101
Interest expense	(167)	(199)	(353)	(405)
Interest capitalized	10	8	20	13
Miscellaneous – net	(16)	(28)	(32)	(34)
	(164)	(171)	(345)	(325)

Loss Before Income Taxes	(390)	(1,461)	(765)	(1,802)
Income tax	-	-	-	-
Net Loss	$(390)	$(1,461)	$(765)	$(1,802)

Loss Per Share
Basic	$(1.39)	$(5.83)	$(2.74)	$(7.21)
Diluted	$(1.39)	$(5.83)	$(2.74)	$(7.21)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
	June 30,	December 31,
	2009	2008
Assets
Current Assets
Cash	$191	$191
Short-term investments	2,617	2,916
Restricted cash and short-term investments	460	459
Receivables, net	780	811
Inventories, net	535	525
Fuel derivative contracts	86	188
Fuel derivative collateral deposits	59	575
Other current assets	412	270
Total current assets	5,140	5,935

Equipment and Property
Flight equipment, net	12,266	12,454
Other equipment and property, net	2,335	2,370
Purchase deposits for flight equipment	709	671
	15,310	15,495
Equipment and Property Under Capital Leases
Flight equipment, net	207	181
Other equipment and property, net	55	59
	262	240

Route acquisition costs and airport operating and gate lease rights, net	1,098	1,109
Other assets	2,328	2,396
	$24,138	$25,175
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,143	$952
Accrued liabilities	1,918	2,042
Air traffic liability	3,847	3,708
Fuel derivative liability	134	716
Current maturities of long-term debt	1,124	1,845
Current obligations under capital leases	104	107
Total current liabilities	8,270	9,370

Long-term debt, less current maturities	8,292	8,423
Obligations under capital leases, less current obligations	572	582
Pension and postretirement benefits	6,881	6,614
Other liabilities, deferred gains and deferred credits	3,123	3,121

Stockholders' Equity (Deficit)
Preferred stock	-	-
Common stock	286	285
Additional paid-in capital	4,013	3,992
Treasury stock	(367)	(367)
Accumulated other comprehensive loss	(2,499)	(3,177)
Accumulated deficit	(4,433)	(3,668)
	(3,000)	(2,935)
	$24,138	$25,175
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2009	2008
Net Cash Provided by Operating Activities	$938	$1,154

Cash Flow from Investing Activities:
Capital expenditures	(602)	(473)
Net (increase) decrease in short-term investments	299	(395)
Net (increase) decrease in restricted cash and short-term investments	(1)	(6)
Proceeds from sale of equipment and property	5	9
Cash collateral on spare parts financing	47	8
Net cash used for investing activities	(252)	(857)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,157)	(379)
Proceeds from:
Issuance of debt and sale leaseback transactions	470	221
Reimbursement from construction reserve account	1	-
Net cash used for financing activities	(686)	(158)

Net increase (decrease) in cash	-	139
Cash at beginning of period	191	148

Cash at end of period	$191	$287

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.  The condensed consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in AMR’s Current Report on Form 8-K filed on April 21, 2009 (the Form 8-K).  The Form 8-K reflects retrospective application of the Company’s accounting for convertible debt under Financial Accounting Standards Board Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which was adopted on January 1, 2009, as required.  Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 15, 2009.

During the first and second quarters of 2009, the Company experienced continued significant weakening of the revenue environment, especially in international markets, due to the worldwide economic recession.  Lower revenues, coupled with the recent severe disruptions in the capital markets and other sources of funding, and the recent increase in fuel prices, have negatively impacted the Company and significantly impacted its results of operations and cash flows for the three and six months ended June 30, 2009.  Consequently, the Company’s liquidity has been negatively affected as unrestricted cash and short-term investments decreased from $3.1 billion as of December 31, 2008 to $2.8 billion at June 30, 2009.  In addition, the Company may not be able to improve its liquidity position for the remainder of 2009 if the overall industry revenue environment does not improve and if the Company is unable to obtain adequate additional funding.

The Company also remains heavily indebted and has significant obligations.  As of the date of this Form 10-Q, the Company believes it can access sufficient liquidity to fund its operations and obligations for the remainder of 2009, including repayment of debt and capital leases, capital expenditures and other contractual obligations.  However, no assurance can be given that the Company will be able to do so.

In June 2009, in response to the challenges it faces, the Company announced further capacity reductions in an effort to balance supply and demand.  AMR will reduce mainline seating capacity by approximately 7.5 percent for the full year 2009 versus 2008.  The reduction consists of an approximately 9.0 percent reduction in mainline domestic capacity and more than 4.0 percent reduction in mainline international capacity compared to the year ending December 31, 2008.  As a result, for the quarter ending September 30, 2009, AMR expects mainline domestic capacity to decline by approximately 10.5 percent and mainline international capacity to decline by 6.0 percent compared to the quarter ending September 30, 2008.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Through June 30, 2009, the Company secured approximately $470 million of financing through loans on certain aircraft and the sale leaseback financing of certain aircraft.  The Company also issued pass through trust certificates on July 7, 2009 (as described in Note 5 to these condensed consolidated financial statements) raising approximately $520 million to finance both currently owned aircraft and future aircraft deliveries.  Exclusive of these transactions, the Company estimates that it has at least $3.7 billion in unencumbered assets and other sources of liquidity and the Company continues to evaluate the most cost-effective alternatives to raise additional capital.  The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) leases of or debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. Besides unencumbered aircraft, the Company’s most likely sources of liquidity include the financing of AAdvantage program miles and takeoff and landing slots and the sale or financing of certain of the Company’s business units and subsidiaries, such as AMR Eagle.

For additional information regarding the Company’s possible financing sources, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.
In June 2009, American entered into an amendment to a purchase agreement with The Boeing Company (Boeing). Pursuant to the amendment, American exercised rights to purchase an additional eight 737-800 aircraft and the delivery dates of certain aircraft were rescheduled.  As a result, American’s total 737-800 purchase commitments for 2009 (including nine aircraft that have been delivered as of June 30, 2009) have increased from 29 as of March 31, 2009 to 31 as of June 30, 2009, and American’s 737-800 purchase commitments for 2010 have increased from 39 as of March 31, 2009 to 45 as of June 30, 2009.  American’s 737-800 purchase commitments remain at eight in 2011.  In addition to these aircraft, American has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013-2016.

As of June 30, 2009, payments for American’s 737-800 and 777 aircraft purchase commitments will approximate $716 million for the remainder of 2009, $1.3 billion in 2010, $354 million in 2011, $217 million in 2012, $399 million in 2013, and $556 million for 2014 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.

American previously arranged backstop financing which, together with other financing arranged through the date of this filing, including the pass through certificate financing referred to in Note 5 in these condensed consolidated financial statements, covers all of its 2009-2011 Boeing 737-800 aircraft deliveries, subject to certain terms and conditions (including, in the case of one of the financing arrangements covering twelve aircraft, a condition that at the time of borrowing, the Company has a certain amount of unrestricted cash and short term investments).

AMR's subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities.  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2009, were (in millions):
	Capital Leases	Operating Leases

As of June 30, 2009	$85	$439
2010	163	955
2011	165	946
2012	116	763
2013	103	675
2014 and thereafter	509	5,143
	$1,141	$8,921
Less amount representing interest	465
Present value of net minimum lease payments	$676

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

At June 30, 2009 the Company was operating 180 jet aircraft and 39 turboprop aircraft under operating leases and 77 jet aircraft under capital leases.

On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of European Union (EU) law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  Based on the information to date, the Company has not recorded any reserve for this exposure for the quarter ended June 30, 2009. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

3.
Accumulated depreciation of owned equipment and property at June 30, 2009 and December 31, 2008 was $10.2 billion and $9.9 billion, respectively.  Accumulated amortization of equipment and property under capital leases at June 30, 2009 and December 31, 2008 was $541 million and $536 million, respectively.

4.
As discussed in Note 8 to the consolidated financial statements in the Form 8-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $20 million during the six months ended June 30, 2009 to $2.8 billion as of June 30, 2009, including the impact of comprehensive income for the six months ended June 30, 2009 and changes from other adjustments.

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

5.
As of June 30, 2009, AMR had issued guarantees covering approximately $1.2 billion of American’s tax-exempt bond debt and American had issued guarantees covering approximately $425 million of AMR’s unsecured debt.  In addition, as of June 30, 2009, AMR and American had issued guarantees covering approximately $284 million of AMR Eagle’s secured debt and AMR has issued guarantees covering an additional $2.0 billion of AMR Eagle’s secured debt.

The Company adopted FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” as of January 1, 2009, and the adoption impacted the historical accounting for the 4.25 percent senior convertible notes due 2023 (the 4.25 Notes) and the 4.50 percent senior convertible notes due 2024 (the 4.50 Notes), and resulted in increased interest expense of approximately $14 million for the three months ended June, 30 2008 and increased interest expense of approximately $5 million and $26 million for the six months ended June 30, 2009 and 2008, respectively.  In addition, the adoption resulted in an increase to paid in capital of $207 million with an offset to accumulated deficit of $206 million and current portion of long term debt of $1 million as of January 1, 2009.  The impact to loss per share was an increase of $0.06 for the quarter ended June 30, 2008, and an increase of $0.02 and $0.11 for the six months ended June 30, 2009 and 2008.  The Company filed a Current Report on Form 8-K on April 21, 2009 to reflect the adoption of FSP APB 14-1 for the 2008, 2007 and 2006 financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The 4.25 Notes were retired in 2008.  In the first quarter of 2009, AMR retired, by purchasing with cash $318 million principal amount of its 4.50 Notes.  Virtually all of the holders of the 4.50 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100 percent of their principal amount.  Under the terms of the 4.50 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.50 Notes solely with cash.

During the six months ended June 30, 2009, the Company raised approximately $204 million under loans secured by various aircraft. The loans generally bear interest at a LIBOR-based (London Interbank Offered Rate) variable rate with a fixed margin which resets quarterly and are due in installments through 2019.

American has a secured $433 million term loan credit facility with a final maturity on December 17, 2010 (the Credit Facility).  American’s obligations under the Credit Facility are guaranteed by AMR.  The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility.  AMR and American were in compliance with the Liquidity Covenant as of June 30, 2009.  In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  In June 2009, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for the quarter ended June 30, 2009; however, even absent this waiver the Company would have complied with this covenant as of June 30, 2009.  In addition, the amendment reduced the minimum ratios AMR is required to satisfy to 0.95 to 1.00 for the one, two and three quarter periods ending September 30, 2009, December 31, 2009 and March 31, 2010, respectively, to 1.00 to 1.00 for the four quarter period ending June 30, 2010, and to 1.05 to 1.00 for the four quarter period ending September 30, 2010.

Given the volatility of fuel prices and revenues, uncertainty in the capital markets and uncertainty about other sources of funding, and other factors, it is difficult to assess whether the Company will be able to continue to comply with the Liquidity Covenant and the EBITDAR Covenant, and there are no assurances that it will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which — if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of its other debt and lease obligations, and otherwise have a material adverse impact on the Company and its ability to sustain its operations.

On July 7, 2009, American closed a $520 million Pass Through Trust Certificates (the Certificates) financing covering four Boeing 777-200ER aircraft owned by American and 16 of American’s next 59 Boeing 737-800 deliveries.  Equipment notes underlying the Certificates bear interest at 10.375% per annum and principal and interest on the notes are payable in semi-annual installments with a balloon payment at maturity in 2019.  Approximately $153.7 million of the proceeds from the sale of the Certificates were received by American at closing in exchange for equipment notes secured by the four Boeing 777-200ER aircraft, which were treated as debt at the time of issuance of the Certificates.  The remainder of the proceeds is being held in escrow for the benefit of holders of the Certificates.  When American finances each of the 16 Boeing 737-800 aircraft under this arrangement, an allocable portion of the proceeds will be released to American in exchange for equipment notes secured by the individual aircraft and such debt will be recorded by American.  American currently expects that it will use the escrowed proceeds of the Certificates to finance 16 Boeing 737-800 aircraft to be delivered to American between July 2009 and March 2010, but American could elect to use this financing on any 16 of its next 59 Boeing 737-800 aircraft deliveries currently scheduled for delivery between July 2009 and October 2010.

In addition, a third party is holding collateral from American to cover interest distributable on the Certificates prior to when the 16 Boeing 737-800 aircraft are delivered and the related equipment notes are issued.

Once fully issued, American will hold variable interests in the pass through trusts created for the Certificates, but is not expected to be the primary beneficiary.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:
(in millions)	Fair Value Measurements as of June 30, 2009
Description	Total	Level 1	Level 2	Level 3

Short term investments [1]	$2,617	$1,011	$1,606	$-
Restricted cash and short-term investments [1]	460	460	-	-
Fuel derivative contracts, net liability [1]	(48)	-	(48)	-

Total	$3,029	$1,471	$1,558	$-

1 Unrealized gains or losses on short term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1).  The FSP amends SFAS 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion 28, “Interim Financial Reporting," to require those disclosures in all interim financial statements.  The FSP is effective for interim periods ending after June 15, 2009.  The Company has adopted FSP SFAS 107-1 and APB 28-1 and has provided the additional disclosures required.

The fair values of the Company's long-term debt were estimated using quoted market prices where available.  For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current estimated incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, were (in millions):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$4,724	$2,661	$4,783	$2,534
Enhanced equipment trust certificates	2,159	1,888	2,382	1,885
6.0% - 8.5% special facility revenue bonds	1,675	1,371	1,674	1,001
Credit facility agreement	433	400	691	545
4.25% - 4.50 % senior convertible notes	-	-	314	308
9.0% - 10.20% debentures	214	108	213	105
7.88% - 10.55% notes	211	105	211	96

	$9,416	$6,533	$10,268	$6,474

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7. The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Components of net periodic benefit cost

Service cost	$83	$81	$167	$162
Interest cost	178	171	356	342
Expected return on assets	(141)	(197)	(284)	(395)
Amortization of:
Prior service cost	3	4	7	8
Unrecognized net loss	36	1	73	1

Net periodic benefit cost	$159	$60	$319	$118

	Retiree Medical and Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Components of net periodic benefit cost

Service cost	$15	$14	$29	$27
Interest cost	45	43	89	86
Expected return on assets	(4)	(5)	(7)	(10)
Amortization of:
Prior service cost	(2)	(3)	(4)	(7)
Unrecognized net (gain) loss	(4)	(6)	(7)	(12)

Net periodic benefit cost	$50	$43	$100	$84

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

In December 2008, the FASB affirmed Financial Accounting Standards Board Staff Position SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1).  FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  The FSP is effective for fiscal years ending after December 15, 2009 and will only impact the disclosures of the Company’s pension assets.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, including its capacity reductions, the Company has recorded a number of charges during the last few years.  The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of June 30, 2009:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2008	$110	$16	$16	$142
Capacity reduction charges	35	-	-	35
Non-cash charges	2	-	-	2
Adjustments	-	(1)	-	(1)
Payments	(13)	(1)	(16)	(30)
Remaining accrual at June 30, 2009	$134	$14	$-	$148

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

9.
As part of the Company's risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk.  The Company does not hold or issue derivative financial instruments for trading purposes.  As of June 30, 2009, the Company had fuel derivative contracts outstanding covering 26 million barrels of jet fuel that will be settled over the next 24 months.  A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

For the quarter and six months ended June 30, 2009, the Company recognized an increase of approximately $197 million and $465 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.  For the quarter and six months ended June 30, 2008, the Company recognized a decrease of approximately $340 million and $447 million, respectively, in fuel expense related to its fuel hedging agreements including the ineffective portion of the hedges.  The net fair value of the Company’s fuel hedging agreements at June 30, 2009 and December 31, 2008, representing the amount the Company would pay to terminate the agreements (net of settled contract assets), totaled $30 million and $450 million, respectively, which excludes a payable related to contracts that settled in the last month of each respective reporting period.  As of June 30, 2009, the Company estimates that during the remainder of 2009 it will reclassify from Accumulated other comprehensive loss into fuel expense approximately $190 million in net losses (based on prices as of June 30, 2009) related to its fuel derivative hedges, including losses from terminated contracts with a bankrupt counterparty and unwound trades.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges under SFAS 133)
Asset Derivatives as of				Liability Derivatives as of
June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$10	Fuel derivative contracts	$-	Fuel derivative liability	$58	Accrued liabilities	$528

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges under SFAS 133)
Amount of Gain (Loss) Recognized in OCI on Derivative[1] as of June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the six months ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the six months ended June 30,
2009	2008		2009	2008		2009	2008

$127	$1,215	Aircraft Fuel	$(471)	$431	Aircraft Fuel	$6	$16

Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the three months ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the three months ended June 30,
2009	2008		2009	2008

$(200)	$316	Aircraft Fuel	$3	$24

            1  Effective portion of gain (loss)
            2  Ineffective portion of gain (loss)

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended June 30, 2009 and 2008, comprehensive income (loss) was $99 million and $(839) million, respectively, and for the six month periods ended June 30, 2009 and 2008, comprehensive income (loss) was $(87) million and $(1.0) billion, respectively. Total comprehensive loss for the year ended December 31, 2008 was $(6.0) billion.  The difference between net earnings (loss) and comprehensive income (loss) for the three and six month periods ended June 30, 2009 and 2008 is due primarily to the accounting for the Company’s derivative financial instruments and the Company’s pension plans.

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

As of June 30, 2009, the aggregate fair value of all cash flow derivatives qualifying under SFAS 133 with credit-risk-related contingent features that are in a liability position is $58 million, for which the Company had posted collateral of $59 million. The Company was over-collateralized as of June 30, 2009 due to a timing lag in collateral reconciliation with a certain counterparty.

In addition to the Company’s qualifying cash flow hedges, American has hedges that were effectively unwound as in 2008 that are recorded as assets and liabilities on the balance sheet.  The fair value of these offsetting positions not designated as hedges under SFAS 133 as of June 30, 2009 was a $76 million asset recorded in Fuel derivative contracts and a $76 million liability recorded in Fuel derivative liability.

10.	The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net earnings (loss) - numerator for basic earnings per share	$(390)	$(1,461)	$(765)	$(1,802)

Denominator:
Denominator for basic earnings per share – weighted-average shares	280	251	279	250
Effect of dilutive securities:
Senior convertible notes	-	-	-	-
Employee options and shares	-	-	-	-
Assumed treasury shares purchased	-	-	-	-
Dilutive potential common shares	-	-	-	-

Denominator for diluted earnings per share - adjusted weighted-average shares	280	251	279	250

Basic earnings (loss) per share	$(1.39)	$(5.83)	$(2.74)	$(7.21)

Diluted earnings (loss) per share	$(1.39)	$(5.83)	$(2.74)	$(7.21)

The following were excluded from the calculation:

Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	-	39	5	42
Employee stock options because the options’ exercise price was greater than the average market price of shares	27	16	21	14

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

Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements:  the materially weakened financial condition of the Company, resulting from its significant losses in recent years; weaker demand for air travel and lower investment asset returns resulting from the severe global economic downturn; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; potential industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Company’s 2008 Form 10-K, as updated by the Form 8-K and Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Overview

The Company recorded a net loss of $390 million in the second quarter of 2009 compared to a net loss of $1.5 billion in the same period last year (second quarter 2008 results include the $1.1 billion impact of the write down of the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values due to capacity reductions made in response to unprecedentedly high fuel expenses).  The Company’s second quarter 2009 loss is primarily attributable to a significant decrease in passenger revenue due to lower traffic and passenger yield.  The Company is experiencing significantly weaker demand for air travel driven by the continuing severe downturn in the global economy.  Mainline passenger revenue decreased by $1.1 billion to $3.7 billion in the three months ended June 30, 2009 compared to the same period last year.  Mainline passenger unit revenues decreased 16.0 percent for the second quarter due to a 15.4 percent decrease in passenger yield (passenger revenue per passenger mile) compared to the same period in 2008 and a load factor decrease of approximately one point.

In addition, during the second quarter of 2009, there was an outbreak of the H1N1 Influenza virus which had an estimated $50 to $80 million adverse revenue impact throughout the Company’s network, but primarily on operations to and from Mexico.  As a part of the second quarter 2009 net loss, the Company also incurred approximately $70 million in non-recurring charges related to the sale of certain aircraft and the grounding of leased Airbus A300 aircraft prior to lease expiration.

The Company implemented capacity reductions in 2008 and in the first quarter of 2009 in response to record high fuel prices.  These capacity reductions have somewhat mitigated the weakening of demand and in June 2009, the Company announced additional capacity reductions in a further effort to balance supply and demand.  AMR will reduce mainline seating capacity by approximately 7.5 percent for the full year 2009 versus 2008.  The reduction consists of an approximately 9.0 percent reduction in mainline domestic capacity and more than 4.0 percent reduction in mainline international capacity compared to the year ending December 31, 2008.  As a result, for the quarter ending September 30, 2009, AMR expects mainline domestic capacity to decline by approximately 10.5 percent and mainline international capacity to decline by 6.0 percent compared to the quarter ending September 30, 2008.  No assurance can be given that any capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand.

The decrease in total passenger revenue was partially offset by significantly lower year over year fuel prices; the Company paid an average of $1.90 per gallon in the second quarter 2009 compared to an average of $3.19 per gallon in the same period of 2008, including effects of hedging.

The Company’s unit costs excluding fuel and special charges were greater for the quarter ended June 30, 2009 than for the same period in 2008, and are expected to be higher for each period for the remainder of 2009 compared to the corresponding prior year period.  Factors driving the increase include increased defined benefit pension expenses (due to the stock market decline in 2008) and retiree medical and other expenses, and cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

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

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A in the 2008 Form 10-K and as amended in Item 1A in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement.  In addition, the Company expects that, as time goes on, it will be progressively more difficult to identify and implement significant revenue enhancement and cost savings initiatives.  The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs are not known at this time and cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to increase and persist for an extended period at high levels.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 8-K. Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A in the 2008 Form 10-K and as amended in Item 1A in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  During 2006, 2007, 2008 and 2009 (through the date of this filing), the Company raised an aggregate of approximately $3.4 billion in financing to fund capital commitments (mainly for aircraft and ground properties), debt maturities, and employee pension obligations, and to bolster its liquidity.  As of the date of this Form 10-Q, although the Company believes it can access sufficient liquidity to fund its operations and obligations for the remainder of 2009, including repayment of debt and capital leases, capital expenditures and other contractual obligations, there can be no assurance that the Company will be able to do so.  To meet the Company’s commitments, to maintain sufficient liquidity and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as substantial pension funding obligations (refer to Contractual Obligations in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 8-K), the Company will need access to substantial additional funding.

As of June 30, 2009, the Company is required to make scheduled principal payments of approximately $779 million on long-term debt and approximately $85 million in payments on capital leases, and the Company expects to spend approximately $1.0 billion on capital expenditures for the remainder of 2009.  In addition, the global economic downturn, potential increases in the amount of required reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts have negatively impacted, and may in the future negatively impact, the Company’s liquidity.

Despite the current disruptions in the capital markets, in the six months ended June 30, 2009, the Company obtained an aggregate of approximately $470 million of financing under loans secured by various aircraft and sale leaseback financings of certain aircraft

The Company’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) leases of or debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. Besides unencumbered aircraft, the Company’s most likely sources of liquidity include the financing of AAdvantage program miles and takeoff and landing slots, and the sale or financing of certain of the Company’s business units and subsidiaries, such as AMR Eagle.  The Company’s ability to obtain future financing is limited by the value of its unencumbered assets.  A very large majority of the Company’s aircraft assets (including most of the aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.  Also, the market value of these aircraft assets has declined in recent years, and may continue to decline.  The Company believes it has at least $3.7 billion in unencumbered assets and other sources of liquidity as the date of this filing. However, the availability and level of the financing sources described above cannot be assured, particularly in light of the Company’s and American’s financial results in recent years, the Company’s and American’s substantial indebtedness, the difficult revenue environment they face, their reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry.  In addition, the global economic downturn and recent severe disruptions in the capital markets and other sources of funding have resulted in greater volatility, less liquidity, widening of credit spreads and substantially more limited availability of funding.  The inability of the Company to obtain necessary additional funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.

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

In June 2009, American entered into an amendment to a purchase agreement with Boeing.  Pursuant to the amendment, American exercised rights to purchase an additional eight 737-800 aircraft and the delivery dates of certain aircraft were rescheduled.  As a result, American’s total 737-800 purchase commitments for 2009 (including nine aircraft that have been delivered as of June 30, 2009) have increased from 29 as of March 31, 2009 to 31 as of June 30, 2009, and American’s 737-800 purchase commitments for 2010 have increased from 39 as of March 31, 2009 to 45 as of June 30, 2009.  American’s 737-800 purchase commitments remain at eight in 2011.  In addition to these aircraft, American has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013-2016.

As of June 30, 2009, payments for American’s 737-800 and 777 aircraft purchase commitments will approximate $716 million for the remainder of 2009, $1.3 billion in 2010, $354 million in 2011, $217 million in 2012, $399 million in 2013, and $556 million for 2014 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.

American previously arranged backstop financing which, together with other financing arranged through the date of this filing, including the pass through certificate financing referred to in the following paragraph, covers all of its 2009-2011 Boeing 737-800 aircraft deliveries, subject to certain terms and conditions (including, in the case of one of the financing arrangements covering twelve aircraft, a condition that at the time of borrowing, the Company has a certain amount of unrestricted cash and short term investments).

As more fully described in Note 5 to the condensed consolidated financial statements, on July 7, 2009, American obtained financing for four Boeing 777-200ER aircraft owned by American and 16 Boeing 737-800 aircraft to be delivered to American through the issuance of the Certificates which raised $520 million.  The Certificates bear interest at 10.375% per annum.  A majority of the proceeds were placed in escrow.  As American takes delivery of each Boeing 737-800 aircraft it finances under this arrangement, American will issue equipment notes secured by such aircraft to the trust, which will purchase such notes with an allocable portion of the escrowed funds.  American will use such funds to finance the purchase of the aircraft and the Company will record the principal amount of such equipment notes as debt on its consolidated balance sheet.

The Company’s continued aircraft replacement strategy, and its execution of that strategy, will depend on such factors as future economic and industry conditions and the financial condition of the Company.

Credit Facility Covenants

American has a secured $433 million term loan credit facility with a final maturity on December 17, 2010. American’s obligations under the Credit Facility are guaranteed by AMR.  The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility.  AMR and American were in compliance with the Liquidity Covenant as of June 30, 2009.  In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  In June 2009, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for the quarter ended June 30, 2009; however, even absent this waiver the Company would have complied with this covenant as of June 30, 2009.  In addition, the amendment reduced the minimum ratios AMR is required to satisfy to 0.95 to 1.00 for the one, two and three quarter periods ending September 30, 2009, December 31, 2009 and March 31, 2010, respectively, to 1.00 to 1.00 for the four quarter period ending June 30, 2010, and to 1.05 to 1.00 for the four quarter period ending September 30, 2010.

Given the volatility of fuel prices and revenues, uncertainty in the capital markets and uncertainty about other sources of funding, and other factors, it is difficult to assess whether the Company will be able to continue to comply with the Liquidity Covenant and the EBITDAR Covenant, and there are no assurances that it will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which — if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of its other debt and lease obligations, and otherwise have a material adverse impact on the Company and its ability to sustain its operations.

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

Under one such agreement, which was recently amended, the amount of such reserve generally is based on the amount of unrestricted cash (not including undrawn credit facilities) held by the Company and the processor’s exposure to the Company under the agreement.  Given the volatility of fuel prices and revenues, uncertainty in the capital markets and uncertainty about other sources of funding, and other factors, it is difficult to forecast the required amount of such reserve at any time.  The amount of the reserve was $154 million as of June 30, 2009.  The agreement limits the maximum amount of the reserve (determined as described above) during the period ending February 15, 2010, and the Company currently estimates such maximum amount during that period to be approximately $300 million.  However, if current conditions persist, absent a waiver or modification of the agreement, such required amount could be substantially greater after such period.

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

Cash Flow Activity

At June 30, 2009, the Company had $2.8 billion in unrestricted cash and short-term investments, reflecting a decrease of $299 million from the balance of $3.1 billion at December 31, 2008.  Net cash provided by operating activities in the six-month period ended June 30, 2009 was $938 million, a decrease of $216 million over the same period in 2008.  The decline in unrestricted cash and short-term investments is primarily due to the significant decline in the demand for air travel, which resulted in a 22.7 percent decrease in passenger revenue, and principal payments made during the first six months of 2009.  The impact of these two factors was somewhat offset by the year-over-year decrease in fuel prices from $2.97 per gallon for the first six months of 2008 to $1.90 per gallon for the same period in 2009.  The fuel price decrease resulted in $1.5 billion in decremental year-over-year expense in the six months ended June 30, 2009 (based on the year-over-year decrease in the average price per gallon multiplied by gallons consumed).

The Company made scheduled debt and capital lease payments of $1.2 billion in the first six months of 2009.  Included in this amount, AMR retired, by purchasing with cash, the $318 million principal amount of its 4.50 Notes.  Virtually all of the holders of the 4.50 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100 percent of their principal amount.  Under the terms of the 4.50 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.50 Notes solely with cash.  Also included in total scheduled debt payments, the Company retired, at maturity, its $255 million secured bank revolving credit facility in June 2009.

Despite the current disruptions in the capital markets, in the six months ended June 30, 2009, the Company obtained an aggregate of approximately $470 million of financing under loans secured by various aircraft and sale leaseback financings of certain aircraft.

Capital expenditures for the first six months of 2009 were $602 million and primarily consisted of new aircraft and certain aircraft modifications.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the Company.  As of June 30, 2009, the cash collateral held by such counterparties from AMR was $59 million.  The amount of collateral required to be deposited with the Company or with the counterparty by the Company is based on fuel price in relation to the market values of the derivative contracts and collateral provisions per the terms of those contracts and can fluctuate significantly.  The Company was over-collateralized as of June 30, 2009 due to a timing lag in collateral reconciliation with a certain counterparty.  The Company is currently required to collateralize approximately 100 percent of the outstanding liability hedge contracts.  As such, when these contracts settle, the collateral posted with counterparties will effectively offset the loss position and minimal further cash impact will be recorded assuming a static forward heating oil curve from June 30, 2009.  Under the same assumption, the Company does not currently expect to be required to deposit significant additional cash collateral above June 30, 2009 levels with counterparties with regard to fuel hedges in place as of June 30, 2009.  Additional information regarding the Company’s fuel hedging program is also included in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” and in Note 9 to the condensed consolidated financial statements.

War-Risk Insurance

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until September 30, 2009, covering losses to employees, passengers, third parties and aircraft.  If the U.S. government does not extend the policy beyond that date, or if the U.S. government at anytime thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company would be adversely affected. While the price of commercial insurance has declined since the premium increases immediately after terrorist attacks of September 11, 2001, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be adversely affected.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008

Revenues

The Company’s revenues decreased approximately $1.3 billion, or 20.9 percent, to $4.9 billion in the second quarter of 2009 from the same period last year.  American’s passenger revenues decreased by 22.3 percent, or $1.1 billion, on a 7.6 percent decrease in capacity (available seat mile) (ASM).  American’s passenger load factor decreased by approximately one point to 81.8 percent while passenger yield decreased by 15.4 percent to 11.65 cents.  This resulted in a decrease in passenger revenue per available seat mile (RASM) of 16.0 percent to 9.53 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended June 30, 2009
	RASM (cents)	Y-O-Y Change		ASMs (billions)	Y-O-Y Change

DOT Domestic	9.79	(11.6	) %	23.4	(10.4	) %
International	9.14	(22.6)		15.2	(2.7)
DOT Latin America	9.58	(20.2)		7.0	(5.7)
DOT Atlantic	8.85	(24.0)		6.4	(0.3)
DOT Pacific	8.43	(26.9)		1.7	1.3

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $170 million, or 24.9 percent, to $513 million as a result of a reduction in capacity, decreased passenger traffic and lower yield.  Regional Affiliates’ traffic decreased 9.1 percent to 2.2 billion revenue passenger miles (RPMs), on a capacity decrease of 10.8 percent to 2.9 billion ASMs, resulting in a 1.4 point increase in the passenger load factor to 74.7 percent.

Cargo revenues decreased by 42.5 percent, or $99 million, primarily due to decreases in advertising mail and freight traffic resulting from the current economic downturn.

Other revenues increased 7.0 percent, or $37 million, to $565 million due to increases in certain passenger service charges.

Operating Expenses

The Company’s total operating expenses decreased 31.5 percent, or $2.4 billion, to $5.1 billion in the second quarter of 2009 compared to the second quarter of 2008.  The Company’s operating expenses per ASM in the second quarter of 2009 decreased 25.7 percent to 12.33 cents compared to the second quarter of 2008. These decreases are largely due to an impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values in 2008, and to decreased fuel prices in the second quarter of 2009 compared to the second quarter of 2008.  These decreases were somewhat offset by increased defined benefit pension expenses and retiree medical and other expenses (due to the stock market decline in 2008), and by cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

(in millions) Operating Expenses	Three Months Ended June 30, 2009	Change from 2008	Percentage Change

Wages, salaries and benefits	$1,698	$40	2.4%
Aircraft fuel	1,334	(1,089)	(44.9)		(a)
Other rentals and landing fees	338	20	6.3
Depreciation and amortization	282	(42)	(13.0)		(b)
Maintenance, materials and repairs	314	(9)	(2.8)
Commissions, booking fees and credit card expense	207	(52)	(20.1)		(c)
Aircraft rentals	126	1	0.8
Food service	123	(10)	(7.5)
Special charges	23	(1,141)	(98.0)		(d)
Other operating expenses	670	(72)	(9.7)
Total operating expenses	$5,115	$(2,354)	(31.5	) %

(a)
Aircraft fuel expense decreased primarily due to a 40.6 percent decrease in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and a 7.4 percent decrease in the Company’s fuel consumption.  The Company recorded $197 million in net losses and $340 million in net gains on its fuel hedging contracts for the three months ended June 30, 2009 and June 30, 2008, respectively.

(b)	Depreciation and amortization expense decreased due to impairment charge in 2008.

(c)	Commissions, booking fees and credit card expense decreased in conjunction with the 20.9 percent decrease in the Company’s revenue.

(d)
Special charges in 2008 are related to impairment charge of $1.1 billion to write down the Company’s McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values.

Other Income (Expense)

Interest income decreased $39 million due to both a decrease in short-term investment balances and a decrease in interest rates.  Interest expense decreased $32 million as a result of a decrease in the Company’s long-term debt balance and lower variable interest rates.

Income Tax

The Company did not record a net tax provision (benefit) associated with its second quarter 2009 or second quarter 2008 losses due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	31,564	34,399
Available seat miles (millions)	38,566	41,718
Cargo ton miles (millions)	399	533
Passenger load factor	81.8%	82.5%
Passenger revenue yield per passenger mile (cents)	11.65	13.76
Passenger revenue per available seat mile (cents)	9.53	11.35
Cargo revenue yield per ton mile (cents)	33.53	43.74
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	11.76	15.80
Fuel consumption (gallons, in millions)	638	688
Fuel price per gallon (dollars)	1.89	3.17
Operating aircraft at period-end	618	653

Regional Affiliates
Revenue passenger miles (millions)	2,182	2,400
Available seat miles (millions)	2,921	3,274
Passenger load factor	74.7%	73.3%

(*)	Excludes $608 million and $904 million of expense incurred related to Regional Affiliates in 2009 and 2008, respectively.

Operating aircraft at June 30, 2009, included:

American Airlines Aircraft		AMR Eagle Aircraft
Airbus A300-600R	19	Bombardier CRJ-700	25
Boeing 737-800	86	Embraer 135	30
Boeing 757-200	124	Embraer 140	59
Boeing 767-200 Extended Range	15	Embraer 145	118
Boeing 767-300 Extended Range	58	Super ATR	39
Boeing 777-200 Extended Range	47	Total	271
McDonnell Douglas MD-80	269
Total	618

The average aircraft age for American’s and AMR Eagle’s aircraft is 15.5 years and 8.3 years, respectively.

Of the operating aircraft listed above, six owned Airbus A300-600R aircraft were in temporary storage as of June 30, 2009.

Owned and leased aircraft not operated by the Company at June 30, 2009, included:

American Airlines Aircraft		AMR Eagle Aircraft
Airbus A300-600R	9	Embraer 135	9
Fokker 100	4	Saab 340B	46
McDonnell Douglas MD-80	34	Total	55
Total	47

For the Six Months Ended June 30, 2009 and 2008

Revenues

The Company’s revenues decreased approximately $2.1 billion, or 18.1 percent, to $9.7 billion in the second quarter of 2009 from the same period last year.  American’s passenger revenues decreased by 19.3 percent, or $1.8 billion, on a 7.8 percent decrease in capacity (available seat mile) (ASM).  American’s passenger load factor decreased 2.0 points to 78.8 percent while passenger yield decreased by 10.3 percent to 12.23 cents.  This resulted in a decrease in passenger revenue per available seat mile (RASM) of 12.5 percent to 9.64 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Six Months Ended June 30, 2009
	RASM (cents)	Y-O-Y Change		ASMs (billions)	Y-O-Y Change

DOT Domestic	9.74	(9.5	) %	46.5	(10.6	) %
International	9.48	(17.1)		29.9	(3.0)
DOT Latin America	10.45	(13.7)		14.7	(5.1)
DOT Atlantic	8.45	(21.3)		11.7	(1.9)
DOT Pacific	8.85	(17.9)		3.4	2.7

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $294 million, or 23.3 percent, to $970 million as a result of a reduction in capacity, decreased passenger traffic and lower yield.  Regional Affiliates’ traffic decreased 11.0 percent to 4.0 billion revenue passenger miles (RPMs), on a capacity decrease of 10.0 percent to 5.7 billion ASMs, resulting in an approximately one point decrease in the passenger load factor to 70.4 percent.

Cargo revenues decreased by 37.9 percent, or $170 million, primarily due to decreases in advertising mail and freight traffic resulting from the current economic downturn.

Other revenues increased 7.0 percent, or $73 million, to $1.1 billion due to increases in certain passenger service charges.

Operating Expenses
The Company’s total operating expenses decreased 24.0 percent, or $3.2 billion, to $10.1 billion in the six months ended June 30, 2009 compared to the same period in 2008.  The Company’s operating expenses per ASM decreased 17.5 percent to 12.36 cents compared to 2008. These decreases are due primarily to decreased fuel prices in the first half of 2009 compared to the first half of 2008.  The decreases were somewhat offset by increased defined benefit pension expenses and retiree medical and other expenses (due to the stock market decline in 2008), and by cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

(in millions) Operating Expenses	Six Months Ended June 30, 2009	Change from 2008	Percentage Change

Wages, salaries and benefits	$3,386	$84	2.5%
Aircraft fuel	2,632	(1,841)	(41.2)		(a)
Other rentals and landing fees	662	21	3.3
Depreciation and amortization	554	(79)	(12.5)		(b)
Maintenance, materials and repairs	619	(19)	(3.0)
Commissions, booking fees and credit card expense	424	(92)	(17.8)		(c)
Aircraft rentals	250	-	-
Food service	237	(23)	(8.8)
Special charges	36	(1,128)	(96.9)		(d)
Other operating expenses	1,348	(128)	(8.7)
Total operating expenses	$10,148	$(3,205)	(24.0	) %

(a)
Aircraft fuel expense decreased primarily due to a 35.8 percent decrease in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and an 8.3 percent decrease in the Company’s fuel consumption. The Company recorded $465 million in net losses and $447 million in net gains on its fuel hedging contracts for the six months ended June 30, 2009 and June 30, 2008, respectively.

(b)	Depreciation and amortization expense decreased due to impairment charge in 2008.

(c)	Commissions, booking fees and credit card expense decreased in conjunction with the 18.1 percent decrease in the Company’s revenue.

(d)
Special charges in 2008 are related to impairment charge of $1.1 billion to write down the Company’s McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values.

Other Income (Expense)

Interest income decreased $81 million due to both a decrease in short-term investment balances and a decrease in interest rates.  Interest expense decreased $52 million as a result of a decrease in the Company’s long-term debt balance and lower variable interest rates.

Income Tax

The Company did not record a net tax provision (benefit) associated with its loss for the six months ended June 30, 2009 or June 30, 2008 due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	60,158	66,887
Available seat miles (millions)	76,348	82,770
Cargo ton miles (millions)	770	1,038
Passenger load factor	78.8%	80.8%
Passenger revenue yield per passenger mile (cents)	12.23	13.63
Passenger revenue per available seat mile (cents)	9.64	11.01
Cargo revenue yield per ton mile (cents)	36.12	43.17
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	11.79	14.23
Fuel consumption (gallons, in millions)	1,255	1,368
Fuel price per gallon (dollars)	1.90	2.95

Regional Affiliates
Revenue passenger miles (millions)	4,043	4,542
Available seat miles (millions)	5,739	6,380
Passenger load factor	70.4%	71.2%

(*)	Excludes $1.2 billion and $1.6 billion of expense incurred related to Regional Affiliates in 2009 and 2008, respectively.

Outlook

The Company currently expects capacity for American’s mainline jet operations to decline by approximately 8.5 percent in the third quarter of 2009 versus the third quarter of 2008.  American’s mainline capacity for the full year 2009 is expected to decrease approximately 7.5 percent from 2008 with approximately a 9.0 percent reduction in domestic capacity and more than a 4.0 percent decrease in international capacity.

The Company currently expects third quarter 2009 mainline unit costs to decrease approximately 14.3 percent year over year primarily due to historically high fuel costs recorded in the third quarter 2008, somewhat offset by increased defined benefit pension expenses (due to the stock market decline in 2008) and retiree medical and other benefit expenses, and by cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.  Due to these cost pressures, the Company expects third quarter and full year 2009 unit costs excluding fuel to be higher than the respective prior year periods.  The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control.  Although fuel prices have abated somewhat from the record prices recorded in July 2008, fuel prices have increased since the first quarter of 2009 and they remain high and very volatile.

The Company is experiencing significantly weaker demand for air travel driven by the severe downturn in the global economy.  The Company implemented capacity reductions in 2008 and in the first quarter of 2009 in response to record high fuel prices.  Those capacity reductions have somewhat mitigated this weakening of demand, and in June 2009, the Company announced additional capacity reductions in a further effort to balance supply and demand.  However, if the global economic downturn persists or worsens, demand for air travel may continue to weaken.  No assurance can be given that capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand.  In addition, fare discounting has recently been both broader and deeper than usual, and the Company expects downward pressure on passenger yields into the third quarter.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: accounting for fair value, long-lived assets, routes, passenger revenue, frequent flyer program, stock compensation, pensions and retiree medical and other benefits, income taxes and derivatives accounting.  These policies and estimates are described in the Form 8-K except as updated below.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157-2, applicable to non-financial assets and liabilities, is effective for fiscal years beginning after November 15, 2008, and the Company has adopted the standard for those assets and liabilities as of January 1, 2009.  Annual impairment testing on the Company’s routes will occur in the fourth quarter of 2009, at which time the net carrying value of the routes will be reassessed for recoverability.  If it at that time, the fair value of the routes is less than the carrying value, the Company will adjust the value of the route assets and apply SFAS 157-2 provisions to its routes.

The   Company   had   recorded  route  acquisition  costs   (including international routes and slots) of $831 million as of June 30, 2009, including  a  significant  amount  related  to  operations  at  London Heathrow.  The Company has completed an impairment analysis on the London Heathrow routes (including slots) as of December 2008, resulting in no impairment.  However, given the significant uncertainty regarding the long term impact of open skies, ultimate depth of the economic recession and how these events ultimately affect the Company’s operations at Heathrow, the actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Form 8-K.  The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical ten percent increase in the June 30, 2009 cost per gallon of fuel.  Based on projected 2009 and 2010 fuel usage through June 30, 2010, such an increase would result in an increase to aircraft fuel expense of approximately $441 million in the twelve months ended June 30, 2010, inclusive of the impact of effective fuel hedge instruments outstanding at June 30, 2009, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Comparatively, based on projected 2009 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $399 million in the twelve months ended December 31, 2008, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2008.  The change in market risk is primarily due to the decrease in fuel prices.

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

As of June 30, 2009, the Company had cash flow hedges, with collars and options, covering approximately 32 percent of its estimated remaining 2009 fuel requirements.  The consumption hedged for the remainder of 2009 is capped at an average price of approximately $2.49 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.80 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 28 percent of its estimated remaining 2009 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. During the quarter ending on June 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (then a wholly-owned subsidiary of the Company) in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.).  This case has been consolidated in the Central District of California for pre-trial purposes with numerous other cases brought by the plaintiff against other defendants.    The plaintiff alleges that American infringes a number of the plaintiff’s patents, each of which relates to automated telephone call processing systems.  The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys' fees.  On December 1, 2008, the court dismissed with prejudice all claims against American Beacon.  On May 22, 2009, following its granting of summary judgment to American based on invalidity and non-infringement, the court dismissed all claims against American.  Plaintiff filed a notice of appeal on June 22, 2009 with respect to the court’s ruling for American.  Although the Company believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.

Item 1A.  Risk Factors

As a result of significant losses in recent years, our financial condition has been materially weakened.

We incurred significant losses in 2001-2005, which materially weakened our financial condition. We lost $893 million in 2005, $781 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001.  Although we earned a profit of $456 million in 2007 and $189 million in 2006, we lost $2.1 billion in 2008 (which included a $1.1 billion impairment charge), and $765 million in the six months ended June 30, 2009.   Because of our weakened financial condition, we are vulnerable both to the impact of unexpected events (such as terrorist attacks or spikes in jet fuel prices) and to deterioration of the operating environment (such as a deepening of the current global recession or significant increased competition).

The severe global economic downturn has resulted in weaker demand for air travel and lower investment asset returns, which may have a significant negative impact on us.

We are experiencing significantly weaker demand for air travel driven by the severe downturn in the global economy.  Many of the countries we serve are experiencing economic slowdowns or recessions.  We began to experience weakening demand late in 2008, and this weakness has continued in 2009.  We reduced capacity in 2008, and in 2009 we have announced additional reductions to our capacity plan for this year.  If the global economic downturn persists or worsens, demand for air travel may continue to weaken. No assurance can be given that capacity reductions or other steps we may take will be adequate to offset the effects of reduced demand.

The economic downturn has resulted in broadly lower investment asset returns and values, and our pension assets suffered a material decrease in value in 2008 related to broader stock market declines, which will result in higher pension expense in 2009 and future years and higher required contributions in future years.  In addition, under these unfavorable economic conditions, the amount of the cash reserves we are required to maintain under our credit card processing agreements may increase substantially.  These issues individually or collectively may have a material adverse impact on our liquidity.  Also, disruptions in the capital markets and other sources of funding may make it impossible for us to obtain necessary additional funding or make the cost of that funding prohibitive.

We face numerous challenges as we seek to maintain sufficient liquidity, and we will need to raise substantial additional funds. We may not be able to raise those funds, or to do so on acceptable terms.

We have significant debt, lease and other obligations in the next several years, including significant pension funding obligations.  For example, in 2009 we will be required to make approximately $2.0 billion of principal payments on long term debt and payments on capital leases, and we expect to make approximately $1.6 billion of capital expenditures.  In addition, the global economic downturn, potential increases in the amount of required reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts have negatively impacted, and may in the future negatively impact, our liquidity.  To meet our commitments and to maintain sufficient liquidity as we continue to implement our restructuring and cost reduction initiatives, we will need continued access to substantial additional funding. Moreover, while we have arranged financings that, subject to certain terms and conditions (including, in the case of one of the financing arrangements covering twelve aircraft, a condition that, at the time of borrowing, we have a certain amount of unrestricted cash and short term investments), cover all of our 2009-2011 aircraft delivery commitments through 2011, we will also need to raise substantial additional funds to meet our commitments to purchase aircraft and execute our fleet replacement plan.

Our ability to obtain future financing is limited by the value of our unencumbered assets.  A very large majority of our aircraft assets (including most of our aircraft eligible for the benefits of Section 1110) are encumbered.  Also, the market value of our aircraft assets has declined in recent years, and may continue to decline.

Since the terrorist attacks of September 2001 (the “Terrorist Attacks”), our credit ratings have been lowered to significantly below investment grade. These reductions have increased our borrowing costs and otherwise adversely affected borrowing terms, and limited borrowing options.  Additional reductions in our credit ratings might have other effects on us, such as further increasing borrowing or other costs or further restricting our ability to raise funds.

A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding for us.  In addition, the global economic downturn and recent severe disruptions in the capital markets and other sources of funding have resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding.  As a result of these and other factors, although we believe we can access sufficient liquidity to fund our operations and obligations for the remainder of 2009, there can be no assurance that we will be able to do so.  An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

The amount of the reserves we are required to maintain under our credit card processing agreements could increase substantially, which would materially adversely impact our liquidity.

American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services.  Under certain of American’s current credit card processing agreements, the related credit card company or processor may hold back, under certain circumstances, a reserve from American’s credit card receivables.

Under one such agreement, which was recently amended, the amount of such reserve generally is based on the amount of unrestricted cash (not including undrawn credit facilities) held by the Company and the processor’s exposure to the Company under the agreement.  Given the volatility of fuel prices and revenues, uncertainty in the capital markets and uncertainty about other sources of funding, and other factors, it is difficult to forecast the required amount of such reserve at any time.  The amount of the reserve was $154 million as of June 30, 2009.  The agreement limits the maximum amount of the reserve (determined as described above) during the period ending February 15, 2010, and the Company currently estimates such maximum amount during that period to be approximately $300 million.  However, if current conditions persist, absent a waiver or modification of the agreement, such required amount could be substantially greater after such period.

Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to reduce our costs.  Although we have a number of initiatives underway to address our cost and revenue challenges, some of these initiatives involve changes to our business which we may be unable to implement. In addition, we expect that, as time goes on, it will be progressively more difficult to identify and implement significant revenue enhancement and cost savings initiatives.  The adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs are not known at this time and cannot be assured.  Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices.  It will be very difficult for us to continue to fund our obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to increase and persist for an extended period at high levels.

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

We have and will continue to have significant amounts of indebtedness, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements, as well as a high proportion of debt to equity capital.  In 2009, we will be required to make approximately $2.0 billion of principal payments on long-term debt and payments on capital leases.  We expect to incur substantial additional debt (including secured debt) and lease obligations in the future.  We also have substantial pension funding obligations. Our substantial indebtedness and other obligations have important consequences. For example, they:

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

American has a $433 million secured bank term loan facility (the Credit Facility) with a final maturity on December 17, 2010. The Credit Facility contains a liquidity covenant (the Liquidity Covenant) and a covenant that requires AMR to maintain certain minimum ratios of cash flow to fixed charges (the EBITDAR Covenant).  We were in compliance with the Liquidity Covenant as of June 30, 2009.  In June 2009, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for the quarter ended June 30, 2009; however, even absent this waiver we would have complied with this covenant as of June 30, 2009.  In addition, the amendment reduced the minimum ratios AMR is required to satisfy to 0.95 to 1.00 for the one, two and three quarter periods ending September 30, 2009, December 31, 2009 and March 31, 2010, respectively, to 1.00 to 1.00 for the four quarter period ending June 30, 2010, and to 1.05 to 1.00 for the four quarter period ending September 30, 2010.  Given the volatility of fuel prices and revenues, uncertainty in the capital markets and uncertainty about other sources of funding, and other factors, it is difficult to assess whether we will be able to continue to comply with the Liquidity Covenant and the EBITDAR Covenant, and there are no assurances that we will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which — if we did not take steps to obtain a waiver of, or otherwise mitigate, the default — could result in a default under a significant amount of our other debt and lease obligations, and otherwise have a material adverse impact on us and our ability to sustain our operations.

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

There have been numerous mergers and acquisitions within the airline industry and numerous changes in industry alliances. Recently, two of our largest competitors, Delta Air Lines, Inc. and Northwest Airlines Corporation, merged, and the combined entity became the largest scheduled passenger airline in the world in terms of available seat miles and revenue passenger miles.  In addition, another two of our largest competitors, United Air Lines, Inc. and Continental Airlines, Inc., recently announced that they had entered into a framework agreement to cooperate extensively and under which Continental would join the global alliance of which United, Lufthansa and certain other airlines are members.

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

In 2008, we entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas.  Along with these carriers and certain other carriers, we have applied to the U.S. Department of Transportation for antitrust immunity for this planned cooperation.  Implementation of this agreement and the related arrangements is subject to conditions, including various U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals. Agencies from which such approvals must be obtained may impose requirements or limitations as a condition of granting any such approvals, such as requiring divestiture of routes, gates, slots or other assets.  No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

We compete with reorganized carriers, which results in competitive disadvantages for us.

We must compete with air carriers that have reorganized under the protection of Chapter 11 of the Bankruptcy Code in recent years, including United, Delta, Northwest and U.S. Airways.  It is possible that other significant competitors may seek to reorganize in or out of Chapter 11.

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

Our passenger yield remains very low by historical standards.  We believe that this is due in large part to a corresponding decline in our pricing power.  Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized under the protection of Chapter 11; other carriers being well hedged against rising fuel costs and able to better absorb high jet fuel prices; and fare simplification efforts by certain carriers.  We believe that our reduced pricing power could persist indefinitely.

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

Beginning in late 2007 and continuing into 2008, AMR conducted a strategic value review involving, among other things, AMR Eagle, American Beacon Advisors, Inc., AMR’s investment advisory subsidiary (“American Beacon Advisors”) and AAdvantage, our frequent flyer program.  The purpose of the review was to determine whether there existed the potential for unlocking additional stockholder value with respect to one or more of these strategic assets through some type of separation transaction.  As a result of this review, AMR announced in late 2007 that it planned to divest AMR Eagle; however, in mid-2008 AMR announced that, given the then-current industry environment, AMR had decided to place that planned divestiture on hold until industry conditions are more favorable and stable.  Also pursuant to the review, AMR sold American Beacon Advisors to a third party in September 2008 (AMR maintained a minority equity stake).

In the future, AMR may consider and engage in discussions with third parties regarding the divestiture of AMR Eagle and other separation transactions, and may decide to proceed with one or more such transactions.  There can be no assurance that AMR will complete any separation transactions, that any announced plans or transactions will be consummated, or as to the impact of these transactions on stockholder value or on us.

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

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of airline operations, reduced the demand for air travel or restricted the way we can conduct our business.  For example, the Aviation and Transportation Security Act, which became law in 2001, mandated the federalization of certain airport security procedures and resulted in the imposition of additional security requirements on airlines.  In addition, many aspects of our operations are subject to increasingly stringent environmental regulations, and concerns about climate change, in particular, may result in the imposition of additional regulation.  For example, the U.S. Congress is considering climate change legislation, and the European Union (the “EU”) has approved a proposal that will put a cap on carbon dioxide emissions for all flights into and out of the EU effective in 2012.  Laws or regulations similar to those described above or other U.S. or foreign governmental actions in the future may adversely affect our business and financial results.

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

In addition, the air traffic control (“ATC”) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel.  U.S. airlines carry about 740 million passengers a year and are forecasted to accommodate a billion passengers annually by 2015.  Air-traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes.  We support a common-sense approach to ATC modernization that would allocate cost to all ATC system users in proportion to the services they consume.  The reauthorization by the U.S. Congress of legislation that funds the FAA, which includes proposals regarding upgrades to the ATC system, is pending, but it is uncertain when any such legislation will be enacted.

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

For example, the “open skies” air services agreement between the United States and the EU which took effect in March 2008 provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport.  The agreement has resulted in American facing increased competition in these markets, including Heathrow, where we have lost market share.

We could be adversely affected by an outbreak of a disease that affects travel behavior.

In the second quarter of 2009, there was an outbreak of the H1N1 virus which had an adverse impact throughout our network but primarily on our operations to and from Mexico.  In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (“SARS”), which had an adverse impact primarily on our Asia operations. In addition, in the past there have been concerns about outbreaks or potential outbreaks of other diseases, such as avian flu.  Any outbreak of a disease (including a worsening of the outbreak of the H1N1 virus) that affects travel behavior could have a material adverse impact on us.  In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations.

Our labor costs are higher than those of our competitors.

Wages, salaries and benefits constitute a significant percentage of our total operating expenses. In 2008, they constituted approximately 23 percent of our total operating expenses.  All of the major hub-and-spoke carriers with whom American competes have achieved significant labor cost savings through or outside of bankruptcy proceedings.  We believe American’s labor costs are higher than those of its primary competitors, and it is unclear how long this labor cost disadvantage may persist.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2009, covering losses to employees, passengers, third parties and aircraft.  If the U.S. government does not provide such insurance at any time beyond that date, or reduces the coverage provided by such insurance, we will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost.  To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The owners of 248,061,322 shares of common stock, or 88.91 percent of shares outstanding, were represented at the annual meeting of stockholders on May 20, 2009 at the American Airlines Training & Conference Center, Flagship Auditorium, 4501 Highway 360 South, Fort Worth, Texas.

Stockholders elected the Company’s 13 nominees to the 13 director positions by the vote shown below:

Nominees	Votes For	Votes Withheld
Gerard J. Arpey	232,266,550	15,794,772
John W. Bachmann	237,478,936	10,582,386
David L. Boren	197,013,858	51,047,464
Armando M. Codina	230,720,320	17,341,002
Rajat K. Gupta	237,579,017	10,482,305
Alberto Ibargüen	238,120,179	9,941,143
Ann M. Korologos	223,130,806	24,930,516
Michael A. Miles	199,184,207	48,877,115
Philip J. Purcell	199,224,424	48,836,898
Ray M. Robinson	234,224,828	13,836,494
Judith Rodin	193,434,998	54,626,324
Matthew K. Rose	198,195,701	49,865,621
Roger T. Staubach	239,526,298	8,535,024

Stockholders ratified the Audit Committee’s decision to retain Ernst & Young LLP as independent auditors for the Company for the 2009 fiscal year.  The vote was 238,338,262 in favor, 8,939,766 against, 783,294 abstaining and zero broker non-votes.

Stockholders approved the Company’s 2009 Long Term Incentive Plan.  The vote was 110,446,896 in favor, 53,305,824 against, 429,077 abstaining and 83,879,525 broker non-votes.

Stockholders rejected a proposal to allow cumulative voting in election of outside directors.  The proposal was submitted by Mrs. Evelyn Y. Davis.  The vote was 50,821,841 in favor, 112,663,025 against, 696,931 abstaining and 83,879,525 broker non-votes.

Stockholders approved a proposal to give holders of 10% of the Company’s outstanding common stock the power to call a special shareholder meeting.  The proposal was submitted by Mr. John Chevedden and Ms. Patricia Kennedy.  The vote was 83,063,252 in favor, 80,391,161 against, 727,384 abstaining and 83,879,525 broker non-votes.

Item 5.  Other Information

As discussed in the Company’s 2009 Proxy Statement, the Compensation Committee of the Company’s Board of Directors conducts annually a comprehensive review of compensation for the executive officers of the Company with compensation consultants engaged by the Committee.  At the July 2009 meetings of the Compensation Committee and the Board, the following compensation initiatives were approved (effective July 20, 2009):

•
Grants of stock appreciation rights pursuant to the form of Stock Appreciation Right Agreement (“SAR Agreement”), attached as Exhibit 10.1 to this Form 10-Q.  An attachment to the form SAR Agreement notes the stock appreciation right grants to the executive officers, effective July 20, 2009.

•
Grants of deferred shares pursuant to the form of Deferred Share Award Agreement for 2009 (“Deferred Share Agreement”).  The form of the Deferred Share Agreement is attached as Exhibit 10.2 to this Form 10-Q, and an attachment to the form Deferred Share Agreement notes the deferred share grants to the executive officers, effective July 20, 2009.

•
Grants of performance shares pursuant to the form of Performance Share Agreement (“Performance Share Agreement”) under the 2009 - 2011 Performance Share Plan for Officers and Key Employees (“Performance Share Plan”).  The form of the Performance Share Agreement and the Performance Share Plan are attached as Exhibit 10.3 to this Form 10-Q, and an attachment to the form Performance Share Agreement notes the performance share grants to the executive officers, effective July 20, 2009.

•
A grant of 58,000 career performance shares (effective July 20, 2009) pursuant to the terms of the Career Performance Shares, Deferred Stock Award Agreement, as amended between the Company and Gerard J. Arpey, dated as of July 25, 2005.  The form of this agreement is attached as Exhibit 10.6 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2005.

Item 6.  Exhibits

The following exhibits are included herein:

10.1	Form of Stock Appreciation Right Agreement (with awards effective July 20, 2009 to executive officers noted)

10.2 Form of 2009 Deferred Share Award Agreement (with awards effective July 20, 2009 to executive officers noted)

10.3   Form of Performance Share Agreement under the 2009 - 2011 Performance Share Plan for Officers and Key
          Employees and the 2009 – 2011 Performance Share Plan for Officers and Key Employees (with awards effective
          July 20, 2009 to executive officers noted)

10.4 AMR Corporation 2009 Long Term Incentive Plan (approved by shareholders at AMR’s May 20, 2009 Annual Meeting of stockholders)

10.5 Purchase Agreement No. 1977 Supplement No. 32 dated as of June 9, 2009.

12	Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2009 and 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date:  July 15, 2009                                         BY:         /s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President – Finance and Planning and
Chief Financial Officer
   (Principal Financial and Accounting Officer)