Form 10-Q/A
period 2009-11-06
AMR CORP
filed 2009-11-06
CIK 6201

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) to AMR Corporation’s (AMR's) Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, initially filed with the Securities and Exchange Commission (SEC) on July 15, 2009 (Original Filing), is being filed in response to communications received from the SEC in connection with a confidential treatment request with respect to Exhibit 10.5, Purchase Agreement No. 1977 Supplement No. 32 dated as of June 9, 2009.  Item 6 of Part II of the Original Filing is hereby amended to include a revised redacted version of Exhibit 10.5.

Item 6.  Exhibits

The following exhibits are included herein:

10.1
Form of Stock Appreciation Right Agreement (with awards effective July 20, 2009 to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

10.2
Form of 2009 Deferred Share Award Agreement (with awards effective July 20, 2009 to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

10.3
Form of Performance Share Agreement under the 2009 - 2011 Performance Share Plan for Officers and Key Employees and the 2009 – 2011 Performance Share Plan for Officers and Key Employees (with awards effective July 20, 2009 to executive officers noted), incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

10.4
AMR Corporation 2009 Long Term Incentive Plan (approved by shareholders at AMR’s May 20, 2009 Annual Meeting of stockholders), incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

10.5	Purchase Agreement No. 1977 Supplement No. 32 dated as of June 9, 2009.
[CONFIDENTIAL PORTION OF THIS EXHIBIT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

12
Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2009 and 2008, incorporated by reference to Exhibit 12 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a), incorporated by reference to Exhibit 31.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a), incorporated by reference to Exhibit 31.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

32
Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), incorporated by reference to Exhibit 32 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on July 15, 2009.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date:  November 6, 2009         BY:/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)