Form 10-K
period 2009-12-31
AMR CORP
filed 2010-02-17
CIK 6201

 United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large Accelerated Filer ☑                                                                                     Accelerated Filer ☐
Non-accelerated Filer ☐                                                                                        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $1.1 billion.  As of February 10, 2010, 332,614,614 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010.

PART I

ITEM 1.            BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982.  Virtually all of AMR’s operations fall within the airline industry.  AMR's principal subsidiary, American Airlines, Inc. (American), was founded in 1934.  At the end of 2009, American provided scheduled jet service to approximately 160 destinations throughout North America, the Caribbean, Latin America, Europe and Asia.

American, AMR Eagle Holding Corporation (AMR Eagle) and the AmericanConnection® airline serve approximately 250 cities in 40 countries with, on average, more than 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft.  American Airlines is also a founding member of oneworld® Alliance, which enables member airlines to offer their customers more services and benefits than any member airline can provide individually. These services include a broader route network, opportunities to earn and redeem frequent flyer miles across the combined oneworld network and more airport lounges.  Together, oneworld members serve nearly 700 destinations in approximately 150 countries, with more than 8,000 daily departures. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.

AMR Eagle, a wholly-owned subsidiary of AMR, owns two regional airlines which do business as "American Eagle” – American Eagle Airlines, Inc. and Executive Airlines, Inc. (Executive) (collectively, the American Eagle carriers).  American also contracts with an independently owned regional airline, which does business as “AmericanConnection” (the AmericanConnection® carrier).

The AMR Eagle fleet is operated to feed passenger traffic to American pursuant to a capacity purchase agreement between American and AMR Eagle under which American receives all passenger revenue from flights and pays AMR Eagle a fee for each flight.  The capacity purchase agreement reflects what the Company believes are current market rates received by other regional carriers for similar flying.  Amounts paid to AMR Eagle under the capacity purchase agreement are available to pay for various operating expenses of AMR Eagle, such as crew expenses, maintenance and aircraft ownership.  As of December 31, 2009, AMR Eagle operated over 1,500 daily departures, offering scheduled passenger service to over 150 destinations in North America, Mexico and the Caribbean.  On a separate company basis, AMR Eagle reported $2.1 billion in revenue in 2009.  However, this historical financial information is not indicative of what AMR Eagle’s future revenues might be if AMR Eagle were a stand-alone entity.

Recent Events

The Company recorded a net loss of $1.5 billion in 2009 compared to a net loss of $2.1 billion in 2008.  The Company’s 2009 net loss is primarily attributable to a significant decrease in passenger revenue due to lower traffic and passenger yield (passenger revenue per passenger mile).  In 2009, the Company experienced very weak demand for air travel driven by the continuing severe downturn in the global economy.  In addition, as a result of reduced demand, substantial fare discounting occurred across the industry, which resulted in decreased passenger yield.  Mainline passenger revenue decreased by $3.2 billion to $15.0 billion for the year ended December 31, 2009 compared to 2008.  Mainline passenger unit revenues decreased 11.1 percent in 2009 due to an 11.2 percent decrease in passenger yield compared to 2008, partially offset by a load factor increase of approximately 0.1 points.  Passenger yield has decreased significantly from the Company’s peak yield set in 2000, despite cumulative inflation of approximately 26 percent over the same time frame.

The Company initially implemented capacity reductions in 2008 and again in the first half of 2009 in response to record high fuel prices in 2008 and a rapidly deteriorating economy.  These capacity reductions somewhat mitigated the weakening of demand.  AMR reduced mainline seating capacity by approximately 7.2 percent for 2009 versus 2008.

The Company’s results were positively affected by the year-over-year decrease in fuel prices from an average of $3.03 per gallon in 2008 to an average of $2.01 per gallon in 2009.  Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have steadily increased since the first quarter of 2009 and remain high and extremely volatile by historical standards.  Fuel price volatility, additional increases in the price of fuel, and/or disruptions in the supply of fuel may adversely affect the Company’s financial condition and its results of operations.

In addition, the Company’s 2009 operating results were negatively impacted by a net amount of $107 million in special items, restructuring charges and a non-cash tax item.  Special items of $184 million include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions.  Restructuring charges for 2009 were $171 million and related to announced capacity reductions, including the grounding of the Airbus A300 fleet and the impairment of certain Embraer RJ-135 aircraft.  Also included in 2009 results is a $248 million non-cash tax benefit resulting from the allocation of the tax expense to other comprehensive income items recognized during 2009.  Impacting comparative results, the Company incurred restructuring charges of $1.2 billion in 2008 mostly related to impairment charges on certain aircraft fleets associated with 2008 capacity reductions.

In reaction to the challenges of very weak demand and high and volatile fuel prices, the Company initiated a series of actions intended to better position it to meet the industry’s economic challenges while continuing to build on its strategy for long term success, including execution of its fleet renewal and replacement plan, initiatives to improve dependability and on-time performance, and a continued emphasis on a range of service charges introduced in 2008 to generate additional revenue.

In 2009, the Company raised a total of $4.3 billion in cash through financing transactions, secured financing commitments covering all aircraft on firm order scheduled to be delivered to the Company in 2010 and 2011. announced plans to focus its network by reallocating capacity to primary markets in Dallas/Fort Worth, Chicago, Miami, New York and Los Angeles, and announced plans to enhance its fleet to better serve customers.

See Notes 4, 5, 6 and 13 to the consolidated financial statements for a detailed description of these financing transactions and other committed financing of future aircraft deliveries.

In February 2010, American and JAL announced the decision to strengthen their relationship.  The carriers, both members of the oneworld alliance, jointly applied to the Department of Transportation (DOT) for antitrust immunity (ATI) on certain routes, and jointly notified the Ministry of Land Infrastructure, Transport and Tourism of Japan (MLIT) of the proposed cooperation. The Company believes this application will meet DOT’s pro-consumer and pro-competition criteria for granting ATI.  As a part of the application, American and JAL entered into a joint business agreement which will enhance their scope of cooperation on routes between North America and Asia, through adjustments to their respective networks, flight schedules, and other business activities. This, in turn, will allow both carriers to better complement each other’s operations and to develop and offer competitive products and quality service to their customers.  The joint business agreement is subject to ATI approval and certain other conditions.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the JAL joint business application.

Implementation of the joint business agreement is subject to U.S. and foreign regulatory authorization, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.   No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  It has become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives.  The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis and to return to profitability if the overall industry revenue environment does not improve substantially or if fuel prices were to increase and persist for an extended period at high levels.

Competition

Domestic Air Transportation   The domestic airline industry is fiercely competitive.  Currently, any United States (U.S.) air carrier deemed fit by DOT is free to operate scheduled passenger service between any two points within the U.S. and its possessions.  Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service.  American operates in five primary markets: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami, New York City and Los Angeles.

The American Eagle® carriers increase the number of markets the Company serves by providing connections at American’s primary markets, and Boston and Raleigh/Durham.  The AmericanConnection® carrier currently provides connecting service to American through St. Louis.  In 2010, this service is expected to be repositioned to provide connecting service to American through Chicago O’Hare to support American’s previously announced network restructuring.  American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.

On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: AirTran Airways (Air Tran), Alaska Airlines (Alaska), Continental Airlines (Continental), Delta Air Lines (including Northwest Airlines) (Delta), Frontier Airlines, JetBlue Airways (JetBlue), Hawaiian Airlines, Southwest Airlines (Southwest), Spirit Airlines, United, US Airways, Virgin America Airlines and their affiliated regional carriers.  Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs.  In addition, the Company faces competition on some of its connecting routes from carriers operating point-to-point service on such routes.  The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation.  On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.

Most of the Company’s largest domestic competitors and several smaller carriers have reorganized under the protection of Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) in recent years.  It is possible that one or more of the Company’s competitors may seek to reorganize in or out of Chapter 11.  Successful reorganizations present the Company with competitors with significantly lower operating costs derived from renegotiated labor, supply and financing contracts.

International Air Transportation   In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia.  The Company's operating revenues from foreign operations (flights serving international destinations) were approximately 40 percent of the Company’s total operating revenues in 2009, and 40 percent and 37 percent of the Company’s total operating revenues in 2008 and 2007, respectively.  Additional information about the Company's foreign operations is included in Note 14 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations.  In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage.  In some cases, however, foreign governments limit U.S. air carriers' rights to carry passengers beyond designated gateway cities in foreign countries.  To improve access to each other's markets, various U.S. and foreign air carriers – including American – have established marketing relationships with other airlines and rail companies.  American currently has marketing relationships with Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Brussels Airlines, Cathay Pacific, China Eastern Airlines, Dragonair, Deutsche Bahn German Rail, EL AL, Etihad Airways, EVA Air, Finnair, GOL, Gulf Air, Hawaiian Airlines, Iberia, JAL, Jet Airways, LAN (includes LAN Airlines, LAN Argentina, LAN Ecuador and LAN Peru), Malév Hungarian Airlines, Mexicana, Qantas Airways, Royal Jordanian, SNCF French Rail and Vietnam Airlines.

American is also a founding member of the oneworld alliance, which includes British Airways, Cathay Pacific, Finnair, LAN Airlines, Iberia, Qantas, JAL, Malév Hungarian, Mexicana, and Royal Jordanian.  The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities.  Several of American's major competitors are members of marketing/operational alliances that enjoy ATI.  American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they currently lack ATI for commercial cooperation.  They are, therefore, at a competitive disadvantage vis-à-vis other alliances that have ATI for such cooperation.

In 2008, American entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. In connection with the joint business agreement, American, British Airways and Iberia, along with Finnair and Royal Jordanian, applied to DOT for ATI for their planned cooperation, and in February of 2010, DOT tentatively granted the parties' application for ATI subject to certain conditions including requirements that American and British Airways lease a total of four takeoff and landing slots at London Heathrow (two slot pairs) to other carriers beginning in 2011, that specified provisions of the joint business agreement be amended, and that the carriers submit reports regarding progress towards the alliance’s stated goals and the realization of public benefits.  DOT also established a procedure that allows any interested party to submit comments on its tentative findings within the next 45 days.  American is reviewing the order granting tentative approval with the other applicant carriers, and expects to respond to DOT within the required 45 day comment period.  A final decision on the application is expected after DOT’s review of responses received from American and other interested parties during the comment period.

In September of 2009, the European Union (EU) issued a Statement of Objection (SO) related to the proposed joint business agreement.  The SO asserts, among other things, that without remedies, the joint business agreement would infringe certain aspects of EU competition law.  The carriers have responded to the SO and have sought to demonstrate the consumer benefits of the joint business agreement.  The SO process is an anticipated part of the process of obtaining clearance from EU competition authorities.  The parties have been in discussions and have offered a set of commitments, including offering to lease slots to competitors to serve certain routes, to address the EU's remaining competition concerns.

Implementation of the joint business agreement and the related arrangements is subject to conditions, including final approval from DOT and clearance from EU competition authorities as referred to above, various other U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.  Following satisfaction of those conditions, American expects to begin implementing the joint business agreement in the second half of 2010.  No assurances can be given as to any arrangements that may ultimately be implemented or any benefits the Company may derive from such arrangements.

Price Competition   The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors' fares, as failing to match would provide even less revenue due to customers’ price sensitivity.  In 2009, significant fare discounting occurred throughout the industry, reducing the Company’s passenger yield.

In recent years, a number of low-cost carriers (LCCs) have entered the domestic market.  Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares.  In addition, several air carriers have reorganized in recent years under Chapter 11, including United, Delta and US Airways.  These cost reduction efforts and bankruptcy reorganizations have allowed carriers to decrease operating costs.  In the past, lower cost structures have generally resulted in fare reductions.  If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields and/or cost reductions, the Company’s operating results will be negatively impacted.

Regulation

General   The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation.  However, DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers.  DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities and certain consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates flying operations generally, including establishing standards for personnel, aircraft and certain security measures.  As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs.  The Company is progressing toward the completion of over 200 airworthiness directives, a number of which require the Company to perform significant work and to incur additional expenses.  Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.

DOT and DOJ have jurisdiction over airline antitrust matters.  The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services.  Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements.

International   International air transportation is subject to extensive government regulation. The Company's operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities (such as the European Union), and in some cases, fares and schedules require the approval of DOT and/or the relevant foreign governments.  Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies.  Bilateral agreements between the U.S. and various foreign governments of countries served by the Company are periodically subject to renegotiation.  Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, or otherwise adversely affect the Company's international operations. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations) before the air carrier can introduce new service or increase existing service.  The availability of such slots is not assured and the inability of the Company to obtain and retain needed slots could therefore inhibit its efforts to compete in certain international markets.

In April 2007, the U.S. and the EU approved an open skies air services agreement that provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and any airport in the EU including London’s Heathrow Airport.  The provisions of the agreement took effect on March 30, 2008.  Under the agreement, every U.S. and EU airline is authorized to operate between airports in the U.S. and Heathrow.  Notwithstanding the open skies agreement, Heathrow is a slot-controlled airport.  Only three airlines besides American were previously allowed to provide service to Heathrow.  The agreement has resulted in the Company facing increased competition in serving Heathrow, where the Company has lost market share.  In addition, the Company is facing additional competition in other European markets.  See Item 1A, Risk Factors, and Note 11 to the consolidated financial statements for additional information.

In December of 2009, the U.S. and Japan reached a tentative open skies air services agreement that provides airlines from the U.S. and Japan open access to each other’s markets.  This open skies agreement will enable new working relationships, particularly pro-competitive joint business agreements granted ATI by the U.S. and Japanese governments.  Final approval of the agreement is contingent upon ATI and certain other issues.

Security   In November 2001, the Aviation and Transportation Security Act (ATSA) was enacted in the U.S.  The ATSA created a new government agency, the Transportation Security Administration (TSA), which is part of the Department of Homeland Security and is responsible for aviation security.  The ATSA mandates that the TSA provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The ATSA also provides for security in flight decks of aircraft and requires federal air marshals to be present on certain flights.

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

Airport Access   Historically, the FAA designated John F. Kennedy International (JFK) Airport, La Guardia (LGA) Airport and Washington Reagan airports as high-density traffic airports.  The high-density rule limited the number of Instrument Flight Rule operations - take-offs and landings - permitted per hour and required that a “take-off/landing slot right” support each operation.  The high density rule was repealed for JFK and LGA; however, both airports remain subject to operating restrictions.

In order to remedy congestion at LGA due to elimination of slot restrictions, in 2007 the FAA placed caps on total operations and required carriers at LGA to hold operating authorizations.  In January 2009, the FAA announced a voluntary program at LGA aimed at reducing hourly scheduled operations at LGA from 75 to 71, which is expected to help ease congestion and delay without materially affecting carrier operations.

In December 2007, DOT reached an agreement with domestic airlines to ease congestion at JFK by shifting the timing of certain flights.  Such re-timing has not had a significant impact on the Company’s flights to or from JFK.

In late 2008, the FAA issued new rules for carriers operating at LGA, JFK and Newark that would have fundamentally changed the manner in which operating authorizations are held and distributed at those airports.  Every departure and landing would have required an authorization and existing carriers would have been requested to reduce service to provide authorizations for auction to other carriers without increasing total airport operations.  The Company, along with numerous other carriers and interested parties, opposed adoption of these rules.  Immediately after the rules were issued, the Air Transport Association (ATA) and others petitioned for judicial review in the U.S. Court of Appeals for the District of Columbia Circuit challenging the rules and seeking a stay (preliminary injunction) against their implementation.  The court granted the stay motion, thus blocking the rules from taking effect, pending the court’s ultimate decision on the merits.  In May of 2009, the FAA withdrew its proposal of these rules at these airports.  Any future proposals that could require the Company to alter the routes and services it currently operates at LGA, JFK and Newark could have potentially material adverse effects on the Company.

In 2006, the FAA issued an order requiring that carriers hold arrival authorizations to land during certain hours at Chicago O’Hare.  That order limits the purchase or sale of arrival authorizations. The Company has not experienced any significant adverse impact from this order.

The high-density rule remains in effect at Washington Reagan.  Legislation has been introduced to abolish the perimeter rule at that airport, which (with exceptions) limits nonstop flights to a distance of 1,250 miles.  Some foreign airports, including London Heathrow and Tokyo Narita, major destinations for American, also require slot allocations.

Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights.  However, there is no assurance that the Company will be able to retain or obtain slots in the future to expand its operations or change its schedules because, among other factors, slot allocations are subject to changes in government policies and antitrust negotiations.

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

Many aspects of the Company’s operations are subject to increasingly stringent environmental regulations.  Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. For example, the EU recently approved measures that impose emissions limits on airlines with operations to, from or within the EU as part of an emissions trading system beginning in 2012.  The Company is continuing to assess the potential costs of the EU measures.  Such legislative or regulatory action by the U.S., state or foreign governments currently or in the future may adversely affect the Company’s business and financial results.  See Item 1A, Risk Factors, for additional information.

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

Labor

The airline business is labor intensive.  Wages, salaries and benefits represented approximately 33 percent of the Company’s consolidated operating expenses for the year ended December 31, 2009.  The average full-time equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2009 was 78,900.

The majority of these employees are represented by labor unions and covered by collective bargaining agreements.  Relations with such labor organizations are governed by the Railway Labor Act (RLA).  Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date.  If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed under the RLA and as agreed to by the parties.  Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator.  The RLA prescribes no set timetable for the direct negotiation and mediation process.  It is not unusual for those processes to last for many months, and even for several years.  If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties.  Either party may decline to submit to arbitration.  If arbitration is rejected by either party, a 30-day “cooling off” period commences.  During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution.  The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days.  At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

In April 2003, American reached agreements (the Labor Agreements) with its three major unions: the Allied Pilots Association (the APA) which represents American’s pilots, the Transport Workers Union of America (AFL-CIO) (the TWU), which represents seven different employee groups, and the Association of Professional Flight Attendants (the APFA), which represents American’s flight attendants. The Labor Agreements substantially moderated the labor costs associated with the employees represented by the unions.  In conjunction with the Labor Agreements, American also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The Labor Agreements became amendable in 2008 (although the parties agreed that they could begin the negotiations process as early as 2006).

In 2006, American and the APA commenced negotiations under the RLA.  In April of 2008, following a request by the APA, a mediator was appointed by the NMB.  The parties have been in mediated negotiations since that time.   The APA has filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American. While American is vigorously defending these claims, unfavorable outcomes of one or more of them could require American to incur additional costs, change the way it conducts some parts of its business, or otherwise adversely affect the Company.

Also in 2006, American and the TWU commenced negotiations with respect only to dispatchers, one of the seven groups at American represented by the TWU.  Subsequently, following a request by the parties, a mediator was appointed by the NMB for the dispatcher negotiations.  Thereafter, in November 2007, American and the TWU commenced negotiations under the RLA with respect to the other employee groups represented by the TWU. Direct negotiations between American and the TWU employees with respect to those other groups continued until December 2008, at which time the parties jointly filed with the NMB for mediation with respect to the fleet service, stores, ground school instructors, and simulator technician groups of employees.  The NMB appointed a mediator soon thereafter.  Then in February 2009, following a request by the TWU, a mediator was appointed by the NMB with respect to the mechanics and the technical specialists. All parties have been in mediated negotiations since that time.

American and the APFA commenced negotiations in the first half of 2008.  Direct negotiations between the parties continued until December 2008, at which time the parties jointly filed an application to the NMB asking that a mediator be appointed.  The NMB appointed a mediator soon thereafter.

The Air Line Pilots Association (ALPA), which represents American Eagle pilots, reached agreement with American Eagle effective September 1, 1997, to have all of the pilots of the American Eagle® carriers (currently American Eagle Airlines, Inc. and Executive Airlines, Inc.) covered by a single contract.  This agreement lasts until January 1, 2013.  The agreement provided to the parties the right to seek limited changes in 2000, 2004 and 2008. If the parties were unable to agree on the limited changes, the agreement provided that any issues would be resolved by interest arbitration, without the exercise of self-help (such as a strike).  ALPA and American Eagle negotiated a tentative agreement in 2000, but that agreement failed in ratification. Thereafter, the parties participated in interest arbitration. The interest arbitration panel determined the limited changes that should be made and these changes were appropriately effected.  In 2004 and in 2008, the parties successfully negotiated limited changes.  The pilot agreement is amendable January 1, 2013; however, the parties have agreed that contract openers may be exchanged 120 days prior to that date.

The Association of Flight Attendants (AFA) represents the flight attendants of the American Eagle carriers. The current agreement between the American Eagle carriers and the AFA became amendable on October 27, 2009.  The parties have exchanged contract openers and have commenced direct negotiations. The other union employees at the American Eagle carriers are covered by separate agreements with the TWU. The agreements between the American Eagle carriers and the TWU were amendable beginning on October 1, 2007, and the parties commenced negotiations.  In January 2009, an application for mediation was filed with the NMB and a mediator was appointed to assist the parties.  In January 2010, American Eagle and the TWU reached a tentative agreement with respect to aircraft maintenance technicians and fleet service clerks for 24 months, effective the date of signing.  Finalization and signing of the tentative agreement is expected in early 2010.  However, the agreement is subject to ratification by the membership of TWU, and there are no assurances that the agreement will be approved.

Fuel

The Company’s operations and financial results are significantly affected by the availability and price of jet fuel.  The Company's fuel costs and consumption for the years 2007 through 2009 were:
Year	Gallons Consumed (in millions)	Total Cost (in millions)	Average Cost Per Gallon (in dollars)	Percent of AMR's Operating Expenses

2007	3,130	$6,670	$2.131	30.4%
2008	2,971	9,014	3.034	35.1
2009	2,762	5,553	2.010	26.5

The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies.  The Company has a fuel hedging program in which it enters into jet fuel and heating oil hedging contracts to dampen the impact of the volatility of jet fuel prices. During 2009, 2008 and 2007, the Company’s fuel hedging program increased (decreased) the Company’s fuel expense by approximately $651 million, ($380) million and ($239) million, respectively. As of January 2010, the Company had cash flow hedges, with option contracts, primarily heating oil collars and call options, covering approximately 24 percent of its estimated 2010 fuel requirements.  The consumption hedged for 2010 by cash flow hedges is capped at an average price of approximately $2.48 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.80 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.

Additional information regarding the Company’s fuel program is also included in Item 7(A) “Quantitative and Qualitative Disclosures about Market Risk,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7 to the consolidated financial statements.

Frequent Flyer Program

American established the AAdvantage® frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage benefits from a growing base of approximately 64 million members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional AAdvantage miles.  AAdvantage members earn mileage credits by flying on American, American Eagle, and the AmericanConnection® carrier or by using services of other participants in the AAdvantage program.  Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or other participating airlines, or for other awards.  Once a member accrues sufficient mileage for an award, the member may book award travel.  Most travel awards are subject to capacity controlled seating. A member’s mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.

American sells mileage credits and related services to other participants in the AAdvantage program. There are over 1,000 program participants, including a leading credit card issuer, hotels, car rental companies and other products and services companies in the AAdvantage program.  The Company believes that program participants benefit from the sustained purchasing behavior of AAdvantage members, which translates into a recurring stream of revenues for AAdvantage.  Under its agreements with AAdvantage members and program participants, the Company reserves the right to change the AAdvantage program at any time without notice, and may end the program with six months notice.  As of December 31, 2009, AAdvantage had approximately 64 million total members, and 600 billion outstanding award miles.  During 2009, AAdvantage issued approximately 175 billion miles, of which approximately two-thirds were sold to program participants.  See “Critical Accounting Policies and Estimates” under Item 7 for more information on AAdvantage.

In 2009, American entered into an arrangement under which an affinity partner pre-purchased AAdvantage miles from American as further discussed in Note 6 to the consolidated financial statements.

Other Matters

Seasonality and Other Factors   The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations.  Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2009 is included in Note 15 to the consolidated financial statements.  In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through August 31, 2010, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would incur substantially higher premiums and more restrictive terms.  There can be no assurance that comparable war-risk coverage will be available in the commercial market.  If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.

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

We incurred significant losses in recent years, which has materially weakened our financial condition. We lost $893 million in 2005, $781 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. Although we earned a profit of $456 million in 2007 and $189 million in 2006, we lost $2.1 billion in 2008 (which included a $1.2 billion impairment charge), and, primarily as a result of very weak demand for air travel driven by the severe downturn in the global economy, we lost $1.5 billion in 2009.  Because of our weakened financial condition, we are vulnerable both to the impact of unexpected events (such as terrorist attacks) and to deterioration of the operating environment (such as a deepening of the current global recession, a significant increase in jet fuel prices or significant increased competition).

The severe global economic downturn has resulted in very weak demand for air travel and lower investment asset returns, which has had and could continue to have a significant negative impact on us.

We are experiencing very weak demand for air travel driven by the severe downturn in the global economy. Many of the countries we serve are experiencing economic slowdowns or recessions. We began to experience weakening demand late in 2008, and this weakness has continued into 2010. We reduced capacity in 2008, and in the first half of 2009 we announced additional reductions to our capacity plan. In connection with these capacity reductions, the Company incurred special charges related to aircraft, employee reductions and certain other charges.  If the global economic downturn persists or worsens, demand for air travel may continue to weaken. No assurance can be given that capacity reductions or other steps we may take will be adequate to offset the effects of reduced demand.  Such capacity reductions or other steps might result in additional special charges in the future.  Further, other carriers may not reduce capacity or may increase capacity, which may reduce the expected benefits of our capacity reductions.

The economic downturn has resulted in broadly lower investment asset returns and values.  Our pension assets suffered a material decrease in value in 2008 related to broader stock market declines, which resulted in higher pension expense in 2009 and will result in higher pension expense and higher required contributions in future years. In addition, under these unfavorable economic conditions, we may be required to maintain cash reserves under our credit card processing agreements and the potential obligation to post cash collateral on fuel hedging contracts. These issues individually or collectively may have a material adverse impact on our liquidity. Also, disruptions in the capital markets and other sources of funding may make it impossible for us to obtain necessary additional funding or make the cost of that funding prohibitive.

We face numerous challenges as we seek to maintain sufficient liquidity, and we will need to raise substantial additional funds. We may not be able to raise those funds, or to do so on acceptable terms.

We have significant debt, lease and other obligations in the next several years, including significant pension funding obligations. In 2010, we will be required to make approximately $1.0 billion of principal payments on long-term debt and approximately $90 million in principal payments on capital leases, and we expect to spend approximately $2.1 billion on capital expenditures, including aircraft commitments.  In addition, in 2010, we are required to contribute approximately $525 million to our defined benefit pension plans. Moreover, the global economic downturn, rising fuel prices, the potential obligation to post reserves under credit card processing agreements and the potential obligation to post cash collateral on fuel hedging contracts, among other things, have negatively impacted, and may in the future negatively impact, our liquidity. To meet our commitments and to maintain sufficient liquidity as we continue to implement our revenue enhancement and cost reduction initiatives, we will need continued access to substantial additional funding. Moreover, while we have arranged financings that, subject to certain terms and conditions (including, in the case of financing arrangements covering a significant number of aircraft, a condition that, at the time of borrowing, we have a certain amount of unrestricted cash and short term investments), cover all of our aircraft delivery commitments through 2011, we will continue to need to raise substantial additional funds to meet our commitments.

Our ability to obtain future financing is limited by the value of our unencumbered assets. Almost all of our aircraft assets (including aircraft eligible for the benefits of Section 1110) are encumbered as a result of financing activity in recent years. This financing activity has significantly reduced the quantity of our assets which could be used as collateral in future financing.   Also, the market value of our aircraft assets has declined in recent years, and may continue to decline.  In addition, many of the other financing sources traditionally available to us may be difficult to access, and no assurance can be given as to the amount of financing available to us.

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

A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding for us. In addition, the global economic downturn and recent severe disruptions in the capital markets and other sources of funding have resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding.  As a result of these and other factors, although we believe we have or can access sufficient liquidity to fund our operations and obligations, there can be no assurances to that effect. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

We could be required to maintain reserves under our credit card processing agreements, which could materially adversely impact our liquidity.

American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services. Under certain of these agreements, the related credit card processor may hold back a reserve from American’s credit card receivables following the occurrence of certain events, including the failure of American to maintain certain levels of liquidity (as specified in each agreement).

Under such agreements, the amount of the reserve that may be required generally is based on the credit card processor’s exposure to the Company under the applicable agreement and, in the case of a reserve required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity.  As of December 31, 2009, the Company was not required to maintain any reserve under such agreements.  If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to reduce our costs. Although we have a number of initiatives underway to address our cost and revenue challenges, some of these initiatives involve changes to our business which we may be unable to implement. In addition, it has become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for us to continue to fund our obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to increase and persist for an extended period at high levels.

We may be adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

Our results are very significantly affected by the cost, volatile price and the availability of jet fuel, which are in turn affected by a number of factors beyond our control.  Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. Although we had some success in raising fares and imposing fuel surcharges in reaction to high fuel prices, these fare increases and surcharges did not keep pace with the extraordinary increases in the price of fuel that occurred in 2007 and 2008. Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have steadily increased since the first quarter of 2009 and remain high and extremely volatile by historical standards. Furthermore, reduced demand or increased fare competition, or both, and resulting lower revenues may offset any potential benefit of any reductions in fuel prices.

While we do not currently anticipate a significant reduction in fuel availability, dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel (including as a consequence of increased environmental regulation), there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost would have a material adverse impact on us.

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

We have and will continue to have significant amounts of indebtedness, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements, as well as a high proportion of debt to equity capital. As of December 31, 2009, we were contractually committed to make approximately $1.1 billion of principal payments on long-term debt and payments on capital leases during 2010. We expect to incur substantial additional debt (including secured debt) and lease obligations in the future. We also have substantial pension funding obligations, and we are required to contribute approximately $525 million to our defined benefit pension plans in 2010. Our substantial indebtedness and other obligations have important consequences. For example, they:

•
limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns and catastrophic external events; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

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

•	changes in consumer preferences, perceptions, spending patterns or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations and other factors;

•	actual or potential disruptions to the air traffic control systems;

•	increases in costs of safety, security and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.

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

Service over almost all of our routes is highly competitive and fares remain at low levels by historical standards. We face vigorous, and, in some cases, increasing, competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost carriers and, particularly on shorter segments, ground and rail transportation. We also face increasing and significant competition from marketing/operational alliances formed by our competitors. The percentage of routes on which we compete with carriers having substantially lower operating costs than ours has grown significantly over the past decade, and we now compete with low-cost carriers on a large majority of our domestic non-stop mainline network routes.  Our ability to compete effectively depends in part on our ability to maintain a competitive cost structure.  If we cannot do so, then our business, financial condition and operating results would be adversely affected.

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

There have been numerous mergers and acquisitions within the airline industry and numerous changes in industry alliances. Recently, two of our largest competitors, Delta Air Lines, Inc. and Northwest Airlines Corporation, merged, and the combined entity became the largest scheduled passenger airline in the world in terms of available seat miles and revenue passenger miles. In addition, another two of our largest competitors, United Air Lines, Inc. and Continental Airlines, Inc., announced in 2008 that they had entered into a framework agreement to cooperate extensively and in 2009, Continental joined the global alliance of which United, Lufthansa and certain other airlines are members.

In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those that may be undertaken in response to the merger of Delta and Northwest or other developments in the airline industry. Any airline industry consolidation or changes in airline alliances, including oneworld, could substantially alter the competitive landscape and result in changes in our corporate or business strategy. We regularly assess and explore the potential for consolidation in our industry and changes in airline alliances, our strategic position and ways to enhance our competitiveness, including the possibilities for our participation in merger activity. Consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist currently, which could have a material adverse effect on our competitive position and adversely affect our business and results of operations. For similar reasons, changes in airline alliances could have a similar impact on us.

In 2008, we entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. Along with these carriers, Finnair and Royal Jordanian, we have applied to DOT for ATI for this planned cooperation and in February 2010, we received tentative approval of that application from DOT.  Final approval from DOT is subject to certain conditions, including a requirement that American and British Airways lease a total of four takeoff and landing slots at London Heathrow (two slot pairs) to other carriers. The carriers are also seeking to address issues raised by a Statement of Objection issued by the EU which asserts that certain aspects of the joint business agreement would infringe EU competition law.

In February 2010, American and JAL announced the decision to strengthen their relationship.  The carriers, both members of the oneworld alliance, jointly applied to DOT for ATI on certain routes, and jointly notified the MLIT in Tokyo of the proposed cooperation. The Company believes this application will meet DOT’s pro-consumer and pro-competition criteria for granting ATI.  As a part of the application, American and JAL entered into a joint business agreement which will enhance their scope of cooperation on routes between North America and Asia, through adjustments to their respective networks, flight schedules, and other business activities. This, in turn, will allow both carriers to better complement each other’s operations and to develop and offer competitive products and quality service to their customers. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the JAL joint business application.

Any plans to enter into or expand ATI joint business agreements or similar arrangements, including implementation of the joint business agreements referred to above, are subject to various conditions, including various U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals. Governmental entities from which such approvals must be obtained, including DOT and foreign governmental authorities or entities such as the EU, have imposed or may impose requirements or limitations as a condition of granting any such approvals, such as requiring divestiture of routes, gates, slots or other assets. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits we may derive from such arrangements.

We compete with reorganized carriers, which results in competitive disadvantages for us.

We must compete with air carriers that have reorganized under the protection of Chapter 11 of the Bankruptcy Code in recent years, including United, Delta and U.S. Airways. It is possible that other significant competitors may seek to reorganize in or out of Chapter 11.

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

Our passenger yield remains very low by historical standards. We believe that this is due in large part to a corresponding decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the internet; greater competition from low-cost carriers and from carriers that have reorganized in recent years under the protection of Chapter 11; other carriers being well hedged against rising fuel costs and able to better absorb high jet fuel prices; fare simplification efforts by certain carriers; and the economy. We believe that our reduced pricing power could persist indefinitely.

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

Our business is subject to extensive government regulation, which can result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.  In particular, recently enacted and possible future environmental regulations may adversely affect our business and financial results.

Airlines are subject to extensive domestic and international regulatory requirements. Many of these requirements result in significant costs. For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft. Compliance with those requirements drives significant expenditures and has in the past, and may in the future, cause disruptions to our operations. In addition, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time (such as through the adoption of an open skies policy), or because appropriate slots or facilities are not made available. Any such change could adversely impact the value of our international route authorities and related assets.

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of airline operations, reduced the demand for air travel or restricted the way we can conduct our business. For example, the ATSA, which became law in 2001, mandated the federalization of certain airport security procedures and resulted in the imposition of additional security requirements on airlines.

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

In addition, the U.S. air traffic control (ATC) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. U.S. airlines carry about 750 million passengers a year and are forecast to accommodate a billion passengers annually by 2021. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. We support a common sense approach to ATC modernization that would allocate costs to all ATC system users in proportion to the services they consume. Reauthorization of legislation that funds the FAA, which includes proposals regarding upgrades to the ATC system, has been passed by the U.S. House of Representatives. It is uncertain whether the U.S. Senate will act and whether such legislation will become law. In the meantime, FAA funding continues under temporary periodic extensions.

Many aspects of our operations are subject to increasingly stringent environmental regulations.  Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation.  The EU has adopted a directive under which each EU member state is required to extend the existing EU emissions trading scheme (ETS) to aviation.  This will require us to have emission allowances in order to operate flights to and from EU member states in January 2012 and thereafter, including flights between the U.S. and EU member states.  In December 2009, the ATA, joined by American, Continental and United, filed a legal action in the United Kingdom challenging the implementation of the EU ETS as applied to aviation.  We believe that non-EU governments are also likely to consider formal challenges to the EU ETS as applied to aviation.  It is not clear whether the EU ETS will withstand such challenges.  However, unless interim relief is granted, we will be required to continue to comply with the EU ETS during the pendency of the legal challenges.  Although the cost of compliance with the EU ETS is difficult to predict given the uncertainty of a number of variables, such as the number and price of emission allowances we may be required to purchase, such costs could be significant.

Other legislative or regulatory actions addressing climate change and emissions from aviation that may be taken in the future by the U.S., state or foreign governments may adversely affect our business and financial results.  Climate change legislation has been introduced in the U.S. Congress and by certain state legislatures, which include certain provisions that may affect the aviation industry.  In addition, the EPA has found that greenhouse gases endanger public health and welfare.  Although this finding was not applied in the context of aviation, it is possible that the EPA could in the future regulate greenhouse gas emissions from aircraft.  It is currently unknown how climate change legislation or regulation, if enacted, would specifically apply to the aviation industry.  However, the impact on us of any climate change legislation or regulation is likely to be adverse and related costs of compliance could be significant.  Such legislation or regulation could result in, among other things, increased fuel costs, carbon taxes or fees, the imposition of requirements to purchase emission offsets or credits, and restrictions on the growth of airline operations.  We continue to evaluate ongoing climate change developments at the international, federal and state levels and assess the potential associated impacts on our business and operations.

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

Our international operations are subject to economic and political instability and could be adversely affected by numerous events, circumstances or government actions beyond our control.

Our current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots.

For example, the open skies air services agreement between the U.S. and the EU which took effect in March 2008 provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and any airport in the EU including London’s Heathrow Airport. The agreement has resulted in American facing increased competition in these markets, including Heathrow, where we have lost market share. In addition, in December 2009, the U.S. and Japan reached a tentative open skies air services agreement that provides airlines from the U.S. and Japan open access to each other’s markets.  If ratified, this agreement could significantly increase competition in the U.S. – Japan market.  Final approval of the agreement is contingent upon ATI and the resolution of certain other issues.

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

Wages, salaries and benefits constitute a significant percentage of our total operating expenses. In 2009, they constituted approximately 33 percent of our total operating expenses. All of the major hub-and-spoke carriers with whom American competes have achieved significant labor cost savings through or outside of bankruptcy proceedings. We believe American’s labor costs are higher than those of its primary competitors, and it is unclear how long this labor cost disadvantage may persist.  These higher labor costs may adversely affect our ability to achieve and sustain profitability while competing with other airlines with lower labor costs.  Additionally, we cannot predict the outcome of our ongoing negotiations with our unionized work groups.  Significant increases in pay and benefits resulting from changes to our collective bargaining agreements could have a material adverse effect on us.

We could be adversely affected if we are unable to have satisfactory relations with any unionized or other employee work group.

Our business is labor intensive.  To the extent that we are unable to have satisfactory relations with any unionized or other employee work group, our operations and our ability to execute our strategic plans could be adversely affected. In addition, any disruption by an employee work group (e.g., sick-out, slowdown, full or partial strike, or other job action) may materially adversely affect our operations and impair our financial performance.

American is currently in mediated negotiations under the auspices of the NMB with each of its three major unions to amend their respective labor agreements. These negotiations are governed by the RLA, which prescribes no set timetable for the negotiations and mediation process. The negotiations and mediation process in the airline industry typically is slow and sometimes contentious. The RLA prohibits the parties from engaging in self-help prior to the exhaustion of the RLA’s bargaining process.  That process is not exhausted until the NMB has declared the parties are at a bargaining impasse, one or both parties has declined the NMB’s proffer of binding arbitration, and a 30-day cooling off period has expired without the appointment of a Presidential Emergency Board.  If we are unable to reach agreement with any of our unionized work groups, and the RLA’s bargaining process has been fully exhausted, we may be subject to lawful strikes, work stoppages or other job actions.

In addition, the union that represents American’s pilots has filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American. While American is vigorously defending these claims, unfavorable outcomes of one or more of them could require American to incur additional costs, change the way we conduct some parts of our business, or otherwise adversely affect us.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through August 31, 2010, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that we could obtain comparable coverage in the commercial market, but we could incur substantially higher premiums and more restrictive terms, if such coverage is available at all.  If we are unable to obtain adequate war-risk coverage at commercially reasonable rates, we would be adversely affected.

We may be unable to retain key management personnel.

We are dependent on the experience and industry knowledge of our key management employees, and there can be no assurance that we will be able to retain them. Any inability to retain our key management employees, or attract and retain additional qualified management employees, could have a negative impact on us.

We are increasingly dependent on technology and could be adversely affected by a failure or disruption of our computer, communications or other technology systems.

We are heavily and increasingly dependent on technology to operate our business, reduce our costs and enhance customer service.  The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, system implementation failures, software failures and computer viruses and hackers. We have taken certain steps to help reduce the risk of some (but not all) of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on our operations and our business.  In addition, we will need to continue to make significant investments in technology to pursue initiatives to reduce costs and enhance customer service.  If we are unable to make these investments, our business could be negatively impacted.

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

Interruptions or disruptions in service at one or more of our primary market airports could have an adverse impact on us.

Our business is heavily dependent on our operations at our primary market airports in Dallas/Ft. Worth, Chicago, Miami, New York City and Los Angeles.  Each of these operations includes flights that gather and distribute traffic from markets in the geographic region around the primary market to other major cities.  A significant interruption or disruption in service at one or more of our primary markets could adversely impact our operations.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue.  The U.S. airline industry is one of the most heavily taxed of all industries.  These fees and taxes have grown significantly in the past decade for domestic flights and various U.S. fees and taxes also are assessed on international flights.  In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years.  Certain of these fees and taxes must be included in the fares we advertise or quote to our customers.  Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the passenger.  Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2009.

ITEM 2.        PROPERTIES

Flight Equipment  –  Operating

Owned and leased aircraft operated by the Company at December 31, 2009 included:

Equipment Type	Average Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age (Years)

American Airlines Aircraft
Boeing 737-800	151	77	-	31	108	7
Boeing 757-200	187	84	9	31	124	15
Boeing 767-200 Extended Range	168	3	11	1	15	23
Boeing 767-300 Extended Range	225	45	2	11	58	16
Boeing 777-200 Extended Range	247	47	-	-	47	9
McDonnell Douglas MD-80	140	93	58	107	258	19
Total		349	80	181	610	15

AMR Eagle Aircraft
Bombardier CRJ-700	70	25	-	-	25	7
Embraer RJ-135	37	39	-	-	39	10
Embraer RJ-140	44	59	-	-	59	8
Embraer RJ-145	50	118	-	-	118	8
Super ATR	64/66	-	-	39	39	15
Total		241	-	39	280	9

Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Of the operating aircraft listed above, one operating leased Boeing 737-800, one owned McDonnell Douglas MD-80 and 13 owned Embraer RJ-135 aircraft were in temporary storage as of December 31, 2009.

In January 2010, the Company permanently retired one McDonnell Douglas MD-80 aircraft.

Flight Equipment  –  Non-Operating

Owned and leased aircraft not operated by the Company at December 31, 2009 included:

Equipment Type	Owned	Capital Leased	Operating Leased	Total

American Airlines Aircraft
Airbus A300-600R	10	-	18	28
Fokker 100	-	-	4	4
McDonnell Douglas MD-80	24	6	2	32
Total	34	6	24	64

AMR Eagle Aircraft
Saab 340B	46	-	-	46
Total	46	-	-	46

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

Flight Equipment  –  Leased

Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2009 are:

Equipment Type	2010	2011	2012	2013	2014	2015 and Thereafter

American Airlines Aircraft
Boeing 737-800	-	-	-	8	2	21
Boeing 757-200	-	1	-	-	10	29
Boeing 767-200 Extended Range	-	2	2	8	-	-
Boeing 767-300 Extended Range	-	-	-	3	-	10
McDonnell Douglas MD-80	3	20	23	27	17	75
	3	23	25	46	29	135
AMR Eagle Aircraft
Super ATR	-	-	1	12	12	14
	-	-	1	12	12	14

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

Ground Properties

The Company leases or has built as leasehold improvements on leased property: most of its airport and terminal facilities in the U.S. and overseas; its training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma), Kansas City International Airport (Kansas City, Missouri) and Alliance Airport (Fort Worth, Texas); its regional reservation offices; and local ticket and administration offices throughout the system.  In October 2009, AMR announced the planned closure of its Kansas City overhaul and maintenance base to create a more flexible, cost-efficient operation that improves flow and takes into account the long-term impact of the recession on travel, deep capacity cuts across the industry, and a corresponding decline in the maintenance, repair and overhaul (MRO) business, along with the changes to the Company’s network and corresponding fleet size. The Company owns its headquarters building in Fort Worth, Texas, on which a mortgage loan is payable.  American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O'Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company.  The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

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

On July 12, 2004, a consolidated class action complaint that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside and to obtain damages allegedly resulting from the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003.  In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on September 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO.  On July 22, 2008, the district court granted summary judgment to American and APFA concerning the remaining claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution).  A notice of appeal was filed on behalf of the purported class of flight attendants. On September 21, 2009, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s decision in favor of American and the APFA.  The plaintiffs are now seeking a review by the U.S. Supreme Court of the decision of the Court of Appeals.  Although the Company believes the case against it is without merit and both American and the APFA have vigorously defended the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (DOJ) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges.  On March 11, 2008, the Company received from the Swiss Competition Commission a request for information concerning, among other things, the scope and organization of the Company’s activities in Switzerland.  On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission seeking information regarding the Company's corporate structure, and revenue and pricing announcements for air cargo shipments to and from the European Union.  On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.  On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws.  On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws.  The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities.  On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

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

Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation.  On October 25, 2006, these cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, Civ. No. 06-1793 (the Passenger MDL).  On July 9, 2007, the Company was named as a defendant in the Passenger MDL.  On August 25, 2008, the plaintiffs dismissed their claims against the Company in this action.  On March 13, 2008, and March 14, 2008, two additional purported class action complaints, Turner v. American Airlines, et al., Civ. No. 08-1444 (N.D. Cal.), and LaFlamme v. American Airlines, et al., Civ. No. 08-1079 (E.D.N.Y.), were filed against the Company, alleging that the Company violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation in Japan and certain European countries, respectively.  The Turner plaintiffs have failed to perfect service against the Company, and it is unclear whether they intend to pursue their claims.  On February 17, 2009, the LaFlamme plaintiffs agreed to dismiss their claims against the Company without prejudice.  In the event that the Turner plaintiffs pursue their claims or the LaFlamme plaintiffs re-file claims against the Company, the Company will vigorously defend these lawsuits, but any adverse judgment in these actions could have a material adverse impact on the Company.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2009.

Executive Officers of the Registrant

The following information relates to the executive officers of AMR as of the filing of this Form 10-K.

Gerard J. Arpey
Mr. Arpey was elected Chairman, President and Chief Executive Officer of AMR and American in May 2004.  He was elected Chief Executive Officer of AMR and American in April 2003.  He served as President and Chief Operating Officer of AMR and American from April 2002 to April 2003. He served as Executive Vice President – Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President – Planning of American from 1992 to January 1995.  Prior to that, he served in various management positions at American since 1982.  Age 51.

Daniel P. Garton
Mr. Garton was elected Executive Vice President – Marketing of American in September 2002.  He is also an Executive Vice President of AMR.  He served as Executive Vice President – Customer Services of American from January 2000 to September 2002 and Senior Vice President – Customer Services of American from 1998 to January 2000.  Prior to that, he served as President of AMR Eagle from 1995 to 1998.  Except for two years service as Senior Vice President and Chief Financial Officer of Continental between 1993 and 1995, he has been with the Company in various management positions since 1984.  Age 52.

Thomas W. Horton
Mr. Horton was elected Executive Vice President of Finance and Planning and Chief Financial Officer of AMR and American in March 2006 upon returning to American from AT&T Corp., a telecommunications company, where he had been Vice Chairman and Chief Financial Officer.  Prior to leaving for AT&T Corp., Mr. Horton was Senior Vice President and Chief Financial Officer of AMR and American from January 2000 to 2002.  From 1994 to January 2000, Mr. Horton served as a Vice President of American and prior to that served in various management positions of American beginning in 1985. Age 48.

Robert W. Reding
Mr. Reding was elected Executive Vice President – Operations for American in September 2007.  He is also an Executive Vice President of AMR.  He served as Senior Vice President – Technical Operations for American from May 2003 to September 2007.  He joined the Company in March 2000 and served as Chief Operations Officer of AMR Eagle through May 2003.  Prior to joining the Company, Mr. Reding served as President and Chief Executive Officer of Reno Air from 1992 to 1998 and President and Chief Executive Officer of Canadian Regional Airlines from 1998 to March 2000.  Age 60.

Gary F. Kennedy
Mr. Kennedy was elected Senior Vice President and General Counsel of AMR and American in January 2003.  He is also the Company’s Chief Compliance Officer. He served as Vice President – Corporate Real Estate of American from 1996 to January 2003.  Prior to that, he served as an attorney and in various management positions at American since 1984.  Age 54.

There are no family relationships among the executive officers of the Company named above.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past ten years.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                        MATTERS

The Company's common stock is traded on the New York Stock Exchange (symbol AMR).  The approximate number of record holders of the Company's common stock at February 10, 2010 was 15,202.

The range of closing market prices for AMR's common stock on the New York Stock Exchange was:

	2009		2008
	High	Low	High	Low
Quarter Ended
March 31	$12.29	$2.54	$16.18	$8.38
June 30	6.22	3.37	10.32	5.12
September 30	9.03	3.98	13.00	4.41
December 31	8.14	5.19	11.97	6.45

No cash dividends on common stock were declared for any period during 2009 or 2008, and the Company has no intention of paying dividends in the foreseeable future.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2009 2,7,8	2008 2,5,7	2007 4,7	2006 1,7	2005 1,6,7

Total operating revenues	$19,917	$23,766	$22,935	$22,563	$20,712
Operating income (loss)	(1,004)	(1,889)	965	1,060	(89)
Net income (loss)	(1,468)	(2,118)	456	189	(893)
Net income (loss) per share: Basic	(4.99)	(8.16)	1.86	0.92	(5.40)
Diluted	(4.99)	(8.16)	1.71	0.82	(5.40)

Total assets	25,438	25,175	28,571	29,145	29,495
Long-term debt, less current maturities	9,984	8,423	9,387	11,122	12,393
Obligations under capital leases, less current obligations	599	582	680	824	926
Obligation for pension and postretirement benefits	7,397	6,614	3,620	5,341	4,998
Stockholders’ equity (deficit) 3	(3,489)	(2,935)	2,704	(511)	(1,293)

1	Includes the impact of adopting guidance related to planned major maintenance activities.
2
Includes restructuring charges and special items.  In 2009, these restructuring charges of $171 million primarily consisted of the grounding of the Airbus A300 fleet and the impairment of Embraer RJ-135 aircraft.  Special items in 2009 consisted of $184 million and include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions. In 2008, restructuring charges consisted of $1.2 billion primarily related to aircraft and employee charges due to announced capacity reductions (for further discussion of these items, see Note 2 to the consolidated financial statements).

3
Effective December 31, 2006, the Company adopted guidance issued on accounting for defined benefit plans and other postretirement plans.  This adoption decreased Stockholders’ equity by $1.0 billion and increased the obligation for pension and other postretirement benefits by $880 million.  As a result of actuarial changes, including the discount rate and the impact of legislation changing pilot retirement age to 65, the Company recorded a $1.7 billion reduction in pension and retiree medical and other benefits and a corresponding increase in stockholders’ equity in 2007.  As a result of a significant decline in 2008 in the market value of the Company’s benefit plan assets,  the Company recorded a $3.0 billion increase in pension and retiree medical and other benefits and a similar decrease in stockholders’ equity in 2008.  In 2008, the Company incurred $103 million in expense due to a pension settlement.

4	Includes the impact of the $138 million gain on the sale of ARINC .
5	Includes the impact of the $432 million gain on the sale of American Beacon Advisors.
6	Includes the impact of adopting 2005 guidance regarding share-based payments.
7	Includes the impact of adopting 2008 guidance on accounting for convertible debt instruments.
8	Includes the impact of a $248 million tax benefit related to the allocation of tax expense to other comprehensive income items recognized in 2009.

No cash dividends were declared on AMR’s common shares during any of the periods above.

Information on the comparability of results is included in Item 7, “Management's Discussion and Analysis” and the notes to the consolidated financial statements.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

Forward-Looking Information

The discussions under Business, Risk Factors, Properties and Legal Proceedings, and the following discussions under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events.  When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals are forward-looking statements.  Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions, including the Company’s application for ATI with other oneworld alliance members; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact.  Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.  Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging, and unit costs, and statements regarding expectations of regulatory approval of the Company’s application for ATI with other oneworld members are forward-looking statements.  Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The Risk Factors listed in Item 1A, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.

Overview

In late 2009, the Company unveiled a new business plan – FlightPlan 2020, which is an evolution of the Turnaround Plan that guided the Company through the last decade.  FlightPlan 2020 is a strategic framework developed to secure the Company’s future by focusing on what will be required to succeed in the airline business over the next decade.  It establishes the Company’s priorities and a clear path to better position the Company to meet the challenges of the coming years.  This plan for achieving sustained profitability has five tenets: (i) Invest Wisely, (ii) Earn Customer Loyalty, (iii) Strengthen and Defend our Global Network, (iv) Be a Good Place for Good People and (v) Fly Profitably.  All strategic actions by the Company going forward will be designed to realize the goals of FlightPlan 2020.

Demand for air travel in 2009 was very weak, driven by the continuing severe downturn in the global economy.  In reaction to the challenge, throughout the year the Company implemented strategic measures designed to help it manage through these near-term challenges while seeking to position itself for long-term success.

In response to the rapidly deteriorating economy, in the first half of 2009, the Company announced additional capacity cuts, beyond its substantial 2008 capacity reductions, as it attempted to create a more sustainable supply-demand balance.  The Company reduced consolidated seating capacity by approximately 7.3 percent for the full year 2009 versus 2008.  The reduction consisted of an approximately 8.5 percent reduction in consolidated domestic capacity and approximately 5.1 percent reduction in consolidated international capacity compared to the year ending December 31, 2008.  No assurance can be given that any capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand.

The Company continued to work to implement and maintain several other initiatives, including introducing plans to focus its network by reallocating capacity to primary markets in Dallas/Fort Worth, Chicago, Miami, New York and Los Angeles, initiating new plans to enhance its fleet to better serve customers, maintaining the range of service charges introduced in 2008 to generate additional revenue, executing its fleet renewal and replacement plan, implementing initiatives to improve dependability and on-time performance, and securing a total of $4.3 billion in cash through financing transactions in 2009, which substantially bolstered the Company’s liquidity position.  In addition, the Company secured financing commitments covering all aircraft scheduled to be delivered in 2010 and 2011.

The Company continues to pursue the initiative to strengthen its global network through the application pending with DOT for global ATI with four members of the oneworld global alliance.  In 2008, American entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas.  In connection with the joint business agreement, American, British Airways and Iberia, along with Finnair and Royal Jordanian, applied to DOT for ATI for their planned cooperation, and in February of 2010, DOT tentatively granted the parties’ application for ATI subject to certain conditions, including requirements that American and British Airways lease a total of four takeoff and landing slots at London Heathrow (two slot pairs) to other carriers beginning in 2011, that specified provisions of the joint business agreement be amended, and that the carriers submit reports regarding progress towards the alliance’s stated goals and the realization of public benefits.  DOT also established a procedure that allows any interested party to submit comments on its tentative findings within the next 45 days.  American is reviewing the order granting tentative approval with the other applicant carriers, and expects to respond to DOT within the required 45 day comment period.  A final decision on the application is expected after DOT’s review of responses received from American and other interested parties during the comment period.

In September of 2009, the European Union (EU) issued a Statement of Objection (SO) related to the proposed joint business agreement.  The SO asserts, among other things, that without remedies, the joint business agreement would infringe certain aspects of EU competition law.  The carriers have responded to the SO and have sought to demonstrate the consumer benefits of the joint business agreement.  The SO process is an anticipated part of the process of obtaining clearance from EU competition authorities. The parties have been in discussions and have offered a set of commitments, including offering to lease slots to competitors to serve certain routes, to address the EU's remaining competition concerns.
Implementation of the joint business agreement and the related arrangements is subject to conditions, including final approval from DOT and clearance from EU competition authorities as referred to above, various other U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.  Following satisfaction of those conditions, American expects to begin implementing the joint business agreement in the second half of 2010.  No assurances can be given as to any arrangements that may ultimately be implemented or any benefits the Company may derive from such arrangements.

In February 2010, American and JAL announced the decision to strengthen their relationship.  The carriers, both members of the oneworld alliance, jointly applied to DOT for ATI on certain routes, and jointly notified the MLIT in Tokyo of the proposed cooperation. The Company believes this application will meet DOT’s pro-consumer and pro-competition criteria for granting ATI.  As a part of the application, American and JAL entered into a joint business agreement which will enhance their scope of cooperation on routes between North America and Asia, through adjustments to their respective networks, flight schedules, and other business activities. This, in turn, will allow both carriers to better complement each other’s operations and to develop and offer competitive products and quality service to their customers.    The joint business agreement is subject to ATI approval and certain other conditions.

As a part of these commercial benefits, American determined that with ATI and by participating in a joint business agreement with American, JAL could realize approximately $100 million in annual incremental revenue. American has given JAL a guarantee to that effect covering the first three years following implementation of the joint business agreement, subject to certain terms and conditions.  The Company and other oneworld members have also discussed various possible financing arrangements with JAL.  The Company has agreed to negotiate in good faith towards a capital investment in JAL by American, oneworld and a private investment firm in the future if invited by JAL and the Government of Japan.  To date, the Government of Japan has declined any such investment, and the Company does not expect that any such investment will be made in the near term.  Any such investment would be on and subject to terms and conditions customary to such an arrangement.  The Company also expects that the amount of such a capital investment, if any, would not exceed $1.4 billion, with the contribution by American and other oneworld carriers not to exceed $300 million, and the remainder to be made by a private investment firm.

Implementation of the JAL joint business agreement is subject to U.S. and foreign regulatory authorization, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.   No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.

The Company recorded a net loss of $1.5 billion in 2009 compared to a net loss of $2.1 billion in 2008.  The Company’s 2009 net loss is primarily attributable to a significant decrease in passenger revenue due to lower traffic and passenger yield.  In 2009, the Company experienced very weak demand for air travel driven by the continuing severe downturn in the global economy.  In addition, as a result of reduced demand, there has been substantial fare discounting across the industry, which has resulted in decreased passenger yield.  Mainline passenger revenue decreased by $3.2 billion to $15.0 billion for the year ended December 31, 2009 compared to 2008.  Mainline passenger unit revenues decreased 11.1 percent in 2009 due to an 11.2 percent decrease in passenger yield compared to 2008 and partially offset by a load factor increase of approximately 0.1 points.  Passenger yield remains low and well below the Company’s peak yield set in the year 2000, despite cumulative inflation of approximately 26 percent over the same time frame.  The Company believes this is the result of a fragmented industry with numerous competitors and excess capacity, increased low cost carrier competition, increased price competition due to the internet, and other factors.  Since deregulation in 1978, the Company’s passenger yield has increased 64 percent, while the Consumer Price Index (CPI), as measured by the U.S. Department of Labor Bureau of Labor Statistics, has grown by over 220 percent.  The Company believes increases in passenger yield will continue to significantly lag CPI indefinitely.

The decrease in total passenger revenue was partially offset by significantly lower year-over-year fuel prices; the Company paid an average of $2.01 per gallon in 2009 compared to an average of $3.03 per gallon in 2008, including effects of hedging.  Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have steadily increased since the first quarter of 2009 and remain high and extremely volatile by historical standards.  However, the Company’s unit costs excluding fuel and special charges were greater for the year ended December 31, 2009 than for the same period in 2008.  Factors driving the increase include increased defined benefit pension expenses (due to the stock market decline in 2008), higher airport rent and landing fees and cost pressures associated with the Company’s capacity reductions announced in 2008 and 2009 and dependability initiatives.

The 2009 operating results were also negatively impacted by a net amount of $107 million in special items, restructuring charges and a non-cash tax item.  Special items of $184 million include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions.  Restructuring charges for 2009 were $171 million and related to announced capacity reductions initiated in 2008, including the grounding of the Airbus A300 fleet and the impairment of certain Embraer RJ-135 aircraft.  Also included in 2009 results is a $248 million non-cash tax benefit resulting from the allocation of the tax expense to other comprehensive income items recognized during 2009.  The restructuring charges, the non-cash tax item and the route impairment are described in Notes 2, 8 and 11, respectively, to the consolidated financial statements.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A.  In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement.  It has become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives.  The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to increase and persist for an extended period at high levels.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Assets    At December 31, 2009, the Company had $4.4 billion in unrestricted cash and short-term investments and $460 million in Restricted cash and short-term investments, both at fair value, versus $3.1 billion in unrestricted cash and short-term investments and $459 million in Restricted cash and short-term investments in 2008.

Significant Indebtedness and Future Financing   Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A.  During 2006, 2007, 2008 and 2009, the Company raised an aggregate of approximately $6.9 billion in financing to fund operating losses, capital commitments (mainly for aircraft and ground properties), debt maturities, employee pension obligations and to bolster its liquidity.  As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however there can be no assurances to that effect.

Despite the disruptions in the capital markets, in the twelve months ended December 31, 2009, the Company raised approximately $4.3 billion in cash from the advance sale of AAdvantage miles, debt issuances, equity issuances and sale leasebacks.  In addition, the Company secured financing commitments covering all aircraft scheduled to be delivered to the Company in 2010 and 2011.  See full descriptions of these financings in Notes 4, 5, 6 and 13 to the consolidated financial statements.

In 2010, the Company will be required to make approximately $1.0 billion of principal payments on long-term debt and approximately $90 million in principal payments on capital leases, and the Company expects to spend approximately $2.1 billion on capital expenditures, including aircraft commitments.  In addition, the global economic downturn, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things, may in the future negatively impact the Company’s liquidity.  To maintain sufficient liquidity and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as significant pension funding obligations (refer to Contractual Obligations in this Item 7), the Company will need access to substantial additional funding. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.

The Company’s substantial indebtedness and other obligations have important consequences.  For example, they: (i) limit the Company’s ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments and general corporate purposes, and adversely affect the terms on which such funding could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns and catastrophic external events; and (iv) limit the Company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

The Company’s possible remaining financing sources primarily include: (i) a very limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) debt secured by other assets; (iii) securitization of future operating receipts; (iv) the sale or monetization of certain assets; (v) unsecured debt; and (vi) issuance of equity or equity-like securities. Besides unencumbered aircraft, the Company’s most likely sources of liquidity include the financing of route authorities, takeoff and landing slots, spare parts, and the sale or financing of certain of AMR’s business units and subsidiaries, such as AMR Eagle.  The Company’s ability to obtain future financing is limited by the value of its unencumbered assets.  Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.  Also, the market value of these aircraft assets has declined in recent years, and may continue to decline.  The Company believes it has approximately $2 billion in assets that could be used as possible financing sources as of the date of this filing. However, many of these assets may be difficult to finance, and the availability and level of the financing sources described above cannot be assured.

As of December 31, 2009, American had 45 Boeing 737-800 purchase commitments for 2010 and eight Boeing 737-800 purchase commitments in 2011.  In addition to these aircraft, American has firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013-2016.  AMR Eagle has firm commitments for 22 Bombardier CRJ-700 aircraft scheduled to be delivered in 2010 and 2011.  Payments for the Company’s aircraft purchase commitments will approximate $1.6 billion in 2010, $526 million in 2011, $217 million in 2012, $465 million in 2013, $224 million for 2014, and $248 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.

As a result of recent financing transactions (refer to Note 6 of the consolidated financial statements), American does not expect to use its previously arranged backstop financing to finance any of its Boeing 737-800 aircraft deliveries scheduled for 2010 and 2011; however, such backstop financing arrangement remains in place.

In 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 firm Boeing 787-9 aircraft and purchase rights to acquire up to 58 additional B787 aircraft.  Per the purchase agreement, the first such aircraft was scheduled to be delivered in 2012, and the last firm aircraft was scheduled to be delivered in 2018 with deliveries of additional aircraft, if any, scheduled between 2015 and 2020.  The Company and Boeing are currently discussing a revised delivery schedule due to the impact of the overall Boeing 787 program delay on American’s delivery positions.  The revised delivery schedule is expected to include terms and conditions consistent with the original agreement and to allow the Company confirmation rights both similar to those described below.

Under the current 787-9 purchase agreement, except as described below, American will not be obligated to purchase a 787-9 aircraft unless it gives Boeing notice confirming its election to do so at least 18 months prior to the scheduled delivery date for that aircraft.  If American does not give that notice with respect to an aircraft, the aircraft no longer be subject to the 787-9 purchase agreement.  These confirmation rights may be exercised until a specified date, May 1, 2013 under the current agreement, provided that those rights will terminate earlier if American reaches a collective bargaining agreement with its pilot union that includes provisions enabling American to utilize the 787-9 to American’s satisfaction in the operations desired by American, or if American confirms its election to purchase any of the initial 42 787-9 aircraft.  While there can be no assurances, American expects that it will have reached an agreement as described above with its pilots union prior to the first notification date.  In either of those events, American would become obligated to purchase all of the initial 42 aircraft then subject to the purchase agreement.  If neither of those events occur prior to May 1, 2013 under the current agreement, then on that date American may elect to purchase all of the initial 42 aircraft then subject to the purchase agreement, and if it does not elect to do so, the purchase agreement will terminate in its entirety.

Credit Ratings  AMR’s and American’s credit ratings are significantly below investment grade.  Additional reductions in AMR's or American's credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.

Credit Card Processing and Other Reserves   American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services. Under certain of these agreements, the related credit card processor may hold back a reserve from American’s credit card receivables following the occurrence of certain events, including the failure of American to maintain certain levels of liquidity (as specified in each agreement).

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity.  As of December 31, 2009, the Company was not required to maintain any reserve under such agreements.  If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Cash Flow Activity   The Company’s cash flow from operating activities during the year ended December 31, 2009 generated $930 million which is an increase of $2.3 billion from the same period in 2008, primarily due to the decrease in average fuel prices in 2009 as compared to 2008.

Capital expenditures during 2009 were $1.5 billion and primarily included new aircraft and aircraft modifications.

The Company made debt and capital lease payments of $2.4 billion in 2009.  Included in this amount, AMR retired, by purchasing with cash, the $318 million principal amount of its 4.50 percent senior convertible notes due 2024 (the 4.50 Notes).  Virtually all of the holders of the 4.50 Notes exercised their elective put rights and the Company purchased and retired these notes at a price equal to 100 percent of their principal amount.  Under the terms of the 4.50 Notes, the Company had the option to pay the purchase price with cash, stock, or a combination of cash and stock, and the Company elected to pay for the 4.50 Notes solely with cash.  Also included in total debt payments, the Company retired, at maturity, its $255 million secured bank revolving credit facility in June 2009 and retired its $432 million term loan credit facility in September 2009.

In 2009, the Company obtained approximately $4.3 billion of cash from financing activities through the following:
$ 1.0 billion	Advance sale of AAdvantage Miles to Citibank (of which $110 million is recorded as deferred revenue and included in cash flow from operations)
$ 2.1 billion	Issuance of other debt instruments
$ 412 million	Issuance of equity instruments
$ 768 million	Sale leaseback financings

See Notes 5, 6 and 13 to the consolidated financial statements for a detailed description of these financing transactions.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the Company.  As of December 31, 2009, the cash collateral held by such counterparties from AMR was $14 million as compared to $575 million at December 31, 2008.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.  Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

CompensationOn January 19, 2010, the Company approved the 2010 Annual Incentive Plan (AIP) for American.  All U.S. based employees of American are eligible to participate in the AIP.  The AIP is American's annual bonus plan and provides for the payment of awards in the event certain financial and/or customer service metrics are satisfied.

Working Capital   AMR (principally American) historically operates with a working capital deficit, as do most other airline companies.  In addition, the Company has historically relied heavily on external financing to fund capital expenditures.  More recently, the Company has also relied on external financing to fund operating losses, employee pension obligations and debt maturities.

Off Balance Sheet Arrangements   American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft.  As of December 31, 2009, future lease payments required under these leases totaled $1.4 billion.

Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases.  Approximately $1.5 billion of these bonds (with total future payments of approximately $3.3 billion as of December 31, 2009) are guaranteed by American, AMR, or both.  Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015.  Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed.  Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.

In addition, the Company had other operating leases, primarily for aircraft and airport facilities, with total future lease payments of $4.6 billion as of December 31, 2009.  Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of December 31, 2009 (in millions):

	Payments Due by Year(s) Ended December 31,
Contractual Obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and Beyond

Operating lease payments for aircraft and facility obligations 1	$9,327	$1,057	$1,880	$1,369	$5,021
Firm aircraft commitments 2	3,274	1,592	744	690	248
Capacity purchase agreement 3	128	55	73	-	-
Long-term debt 4	15,277	1,670	5,126	3,001	5,480
Capital lease obligations	1,152	181	318	217	436
Other purchase obligations 5	864	270	399	182	13
Other long-term liabilities 6	7,843	708	1,491	1,488	4,156
Total obligations and commitments 7	$37,865	$5,533	$10,031	$6,947	$15,354
1.

Certain special facility revenue bonds issued by municipalities - which are supported by operating leases executed by American - are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table based on lease payment terms rather than their mandatory tender provision date.  See Note 5 to the consolidated financial statements for additional information.

2.
As of December 31, 2009, the Company had firm commitments to acquire 45 Boeing 737-800s in 2010 and eight Boeing 737-800 aircraft in 2011.  In addition to these aircraft, the Company has firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 - 2016.  AMR Eagle has firm commitments for 22 Bombardier CRJ-700 aircraft scheduled to be delivered in 2010 and 2011.  Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $3.3 billion, with the majority occurring in 2010 through 2013.  Additional information about the Company’s obligations is included in Note 4 to the consolidated financial statements.

3.
The table reflects minimum required payments under the capacity purchase agreement between American and a regional airline, Chautauqua Airlines, Inc. (Chautauqua).  If the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company.  If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.  These lease obligations are not included in the table above.  See Note 4 to the consolidated financial statements for additional information.

4.	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2009.
5.
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

6.
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2019.  See Note 10 to the consolidated financial statements.

7.	Total contractual obligations do not include long-term contracts that represent a variable expense (based on levels of operation) or where short-term cancellation provisions exist.

Pension Obligations   The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. The Company estimates its 2010 required contribution to its defined benefit pension plans to be approximately $525 million under the provisions of these acts.

The Company’s obligation for pension and retiree medical and other benefits increased from $6.6 billion at December 31, 2008 to $7.4 billion at December 31, 2009, largely the result of a lower discount rate associated with declining interest rates in the bond markets in 2009.  A significant portion of this increase is recorded in Accumulated other comprehensive loss, a component of stockholders’ equity. Consequently, the Company’s 2010 pension expense will be slightly higher than in 2009.

Results of Operations

The Company recorded a net loss of $1.5 billion in 2009 compared to a net loss of $2.1 billion in 2008.  The Company’s 2009 loss is primarily attributable to a significant decrease in passenger revenue due to lower traffic and passenger yield.  The 2009 results were also negatively impacted by a net amount of $107 million in special items, restructuring charges and a non-cash tax item.  Special items of $184 million include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions.  Restructuring charges for 2009 were $171 million and related to announced capacity reductions, including the grounding of the Airbus A300 fleet and the impairment of certain Embraer RJ-135 aircraft.  Also included in 2009 results is a $248 million non-cash tax benefit resulting from the allocation of the tax expense to other comprehensive income items recognized during 2009.  The restructuring charges, the non-cash tax item and the route impairment are described in Note 2, 8 and 11, respectively, to the consolidated financial statements.

The Company recorded a net loss of $2.1 billion in 2008 compared to net earnings of $456 million in 2007.  The Company’s 2008 results include an impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values, a $71 million accrual for employee severance cost and a $33 million expense related to the grounding of leased Airbus A300 aircraft prior to lease expiration, all in connection with announced capacity reductions and included in Special charges in the Consolidated Statements of Operations.  In addition, the Company’s 2008 results include the sale of American Beacon for a net gain of $432 million included in Miscellaneous-net on the Consolidated Statements of Operations and the impact of a pension settlement charge of $103 million for one of the Company’s defined benefit plans included in Wages, salaries and benefits on the Consolidated Statements of Operations.

The Company’s 2007 results reflected an improvement in revenues somewhat offset by fuel prices and certain other costs.  The 2007 results were impacted by productivity improvements and by cost reductions and the impact of several items including:  a $138 million gain on the sale of AMR’s stake in ARINC included in Other Income, Miscellaneous – net, a $39 million gain to reflect the positive impact of the change to an 18-month expiration of AAdvantage miles included in Passenger revenue, and a $63 million charge associated with the retirement and planned disposal of 24 McDonnell Douglas MD-80 aircraft and certain other equipment that previously had been temporarily stored included in Other operating expenses.

Revenues
2009 Compared to 2008    The Company’s revenues decreased approximately $3.8 billion, or 16.2 percent, to $19.9 billion in 2009 compared to 2008. American’s passenger revenues decreased by 17.5 percent, or $3.2 billion, on a capacity decrease of approximately 7.2 percent year over year.  Mainline passenger load factor increased approximately 0.1 points to 80.7 percent and passenger revenue yield per passenger mile decreased 11.2 percent to 12.28 cents.  This resulted in a decrease in passenger revenue per available seat mile (RASM) of 11.1 percent to 9.91 cents. In 2009, American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations).  Following is additional information regarding American’s domestic and international RASM and capacity:
	Year Ended December 31, 2009
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	9.87	(8.7)%	93.0	(8.7)%
International	9.96	(14.9)	58.8	(4.7)
DOT Latin America	10.91	(12.5)	28.4	(6.5)
DOT Atlantic	9.13	(16.7)	23.7	(3.7)
DOT Pacific	8.90	(19.4)	6.7	0.1

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased by $474 million, or 19.1 percent, to $2.0 billion as a result of a reduction in capacity, decreased passenger traffic and lower yield.  Regional Affiliates’ traffic decreased 6.7 percent to 8.3 billion revenue passenger miles (RPMs), while capacity decreased 8.2 percent to 11.6 billion ASMs, resulting in a 1.2 point increase in passenger load factor to 71.4 percent.

Cargo revenues decreased by 33.9 percent, or $296 million, primarily due to decreases in advertising mail and freight traffic resulting from the current economic downturn.

Other revenues increased 5.4 percent, or $118 million, to $2.3 billion due to increases in certain passenger service charges instituted throughout the year in 2008.

2008 Compared to 2007    The Company’s revenues increased approximately $831 million, or 3.6 percent, to $23.8 billion in 2008 compared to 2007. American’s passenger revenues increased by 3.3 percent, or $583 million, despite a significant capacity (ASM) decrease of 3.8 percent.  American’s passenger load factor decreased approximately one point to 80.6 percent and passenger revenue yield per passenger mile increased 8.6 percent to 13.84 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 7.3 percent to 11.15 cents. In 2008, American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations).  Following is additional information regarding American’s domestic and international RASM and capacity:
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

Operating Expenses
2009 Compared to 2008 The Company’s total operating expenses decreased 18.5 percent, or $4.7 billion, to $20.9 billion in 2009 compared to 2008.  American’s mainline operating expenses per ASM in 2009 decreased 11.9 percent compared to 2008 to 12.22 cents. The decrease in operating expense was largely due to a year-over-year decrease in AMR’s fuel prices from $3.03 per gallon in 2008 to $2.01 per gallon in 2009, including the impact of fuel hedging.  Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have steadily increased since the first quarter of 2009 and remain high and extremely volatile by historical standards. A return to the recent historically high fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations.  The Company’s unit costs excluding fuel and special charges were greater for the year ended December 31, 2009 than the year ended December 31, 2008.  Factors driving the increase include increased defined benefit pension expenses (due to the stock market decline in 2008), higher airport rent and landing fees and cost pressures associated with the Company’s capacity reductions announced in 2008 and 2009 and dependability initiatives.

(in millions) Operating Expenses	Year ended December 31, 2009	Change from 2008	Percentage Change

Wages, salaries and benefits	$6,807	$152	2.3%
Aircraft fuel	5,553	(3,461)	(38.4)	(a)
Other rentals and landing fees	1,353	55	4.2
Depreciation and amortization	1,104	(103)	(8.5)
Maintenance, materials and repairs	1,280	43	3.5
Commissions, booking fees and credit card expense	853	(144)	(14.4)	(b)
Aircraft rentals	505	13	2.6
Food service	487	(31)	(6.0)
Special charges	171	(1,042)	(85.9)	(c)
Other operating expenses	2,808	(216)	(7.1)	(d)
Total operating expenses	$20,921	$(4,734)	(18.5)%

(a)
Aircraft fuel expense decreased primarily due to a 33.7 percent decrease in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and a 7.0 percent decrease in the Company’s fuel consumption.  The Company recorded $651 million in net losses and $380 million in net gains on its fuel hedging contracts for the years ended December 31, 2009 and 2008, respectively.

(b)	Commissions, booking fees and credit card expense decreased in conjunction with the 16.2 percent decrease in the Company’s revenues.

(c)
Special charges in 2008 are related to an impairment charge of $1.1 billion to write down the Company’s McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values.  Special charges in 2009 relate to announced capacity reductions, the grounding of the Airbus A300 fleet and the write down of certain Embraer RJ-135 aircraft to their estimated fair values.

(d)	Other operating expenses in 2009 include $184 million for the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions.

2008 Compared to 2007 The Company’s total operating expenses increased 16.8 percent, or $3.7 billion, to $25.7 billion in 2008 compared to 2007.  American’s mainline operating expenses per ASM in 2008 increased 21.9 percent compared to 2007 to 13.87 cents. The increase in operating expense was largely due to a dramatic year-over-year increase in fuel prices from $2.13 per gallon in 2007 to $3.03 per gallon in 2008, including the impact of fuel hedging.  Fuel expense was the Company’s largest single expense category and the price increase resulted in $2.7 billion in incremental year-over-year fuel expense in 2008 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging).  The remaining increase in operating expense was due to the second quarter 2008 impairment charge of $1.2 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values and certain other special charges and employee charges.

(in millions) Operating Expenses	Year ended December 31, 2008	Change from 2007	Percentage Change

Wages, salaries and benefits	$6,655	$(115)	(1.7)%
Aircraft fuel	9,014	2,344	35.1	(a)
Other rentals and landing fees	1,298	20	1.6
Depreciation and amortization	1,207	5	0.4
Maintenance, materials and repairs	1,237	180	17.0	(b)
Commissions, booking fees and credit card expense	997	(31)	(3.0)
Aircraft rentals	492	(99)	(16.8)	(c)
Food service	518	(16)	(3.0)
Special charges	1,213	1,150	*	(d)
Other operating expenses	3,024	247	8.9	(e)
Total operating expenses	$25,655	$3,685	16.8%
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

2009 Compared to 2008 Decreases in both short-term investment balances throughout most of 2009 and decreases in interest rates caused a decrease in Interest income of $147 million, or 81.2 percent, to $34 million.  Interest expense decreased $59 million, or 7.3 percent, to $744 million primarily as a result of a decrease in the Company’s long-term debt balance throughout most of 2009 and decreases in interest rates on variable rate debt.

2008 Compared to 2007 Decreases in both short-term investment balances and interest rates caused a decrease in Interest income of $156 million, or 46.4 percent, to $181 million.  Interest expense decreased $159 million, or 16.5 percent, to $803 million primarily as a result of a decrease in the Company’s long-term debt balance.  Miscellaneous – net includes a gain of $432 million for the sale of American Beacon in 2008 and $138 million for the sale of ARINC in 2007.

Income Tax Benefit
The Company did not record a net tax provision (benefit) associated with 2008 net loss due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements. However, during 2009, the Company generated a pre-tax loss of $1.8 billion and other comprehensive income of approximately $701 million.  In accordance with accounting standards, the net zero tax provision is required to be allocated between Operating loss and Accumulated other comprehensive income.  Application of this guidance during 2009 resulted in a non-cash income tax benefit of $248 million, offset by a $248 million charge to other comprehensive income related to such items being recognized in 2009.  See Note 8 for additional information regarding the allocation of income tax benefit to Operating income and Accumulated other comprehensive income.

The Company has also recorded an income tax expense credit of approximately $36 million in 2009 resulting from the Company’s anticipated election under Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by Section 1201(b) of the American Recovery and Reinvestment Act of 2009), allowing corporations a refund of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007

American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	122,418	131,757	138,453
Available seat miles (millions)	151,774	163,532	169,906
Cargo ton miles (millions)	1,656	2,005	2,122
Passenger load factor	80.7%	80.6%	81.5%
Passenger revenue yield per passenger mile (cents) (^)	12.28	13.84	12.75
Passenger revenue per available seat mile (cents) (^)	9.91	11.15	10.39
Cargo revenue yield per ton mile (cents)	34.91	43.59	38.86
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	12.22	13.87	11.38
Fuel consumption (gallons, in millions)	2,499	2,694	2,834
Fuel price per gallon (cents)	200.7	302.6	212.1
Operating aircraft at year-end	610	626	655

Regional Affiliates
Revenue passenger miles (millions)	8,255	8,846	9,848
Available seat miles (millions)	11,566	12,603	13,414
Passenger load factor	71.4%	70.2%	73.4%

(*) Excludes $2.5 billion, $3.1 billion and $2.8 billion of expense incurred related to Regional Affiliates in 2009, 2008 and
2007, respectively.
(^) Reflects the impact of the reclassification of certain 2007 passenger revenues to conform with the current presentation.

Outlook

The Company currently expects capacity for American’s mainline jet operations to decrease by approximately three percent in the first quarter of 2010 versus first quarter 2009.  American’s mainline capacity for the full year 2010 is expected to increase approximately one percent from 2009 with half of a percent decrease in domestic capacity and nearly three percent growth in international capacity.

The Company expects first quarter 2010 mainline unit costs to increase approximately 9.2 percent year over year.  The first quarter 2010 and full year 2010 unit cost expectations reflect the increase in the cost of fuel during the second half of 2009 and projected fuel prices in 2010, anticipated higher revenue-related expenses (such as booking fees and commissions) and financing costs related to Boeing 737-800 and other aircraft deliveries.  Due to these cost pressures, the Company expects first quarter unit costs excluding fuel to also be modestly higher than the prior year periods.

The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control.  Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have steadily increased since the first quarter of 2009 and remain high and extremely volatile by historical standards.

The Company is experiencing very weak demand for air travel driven by the severe downturn in the global economy.  The Company initially implemented capacity reductions in 2008 and again in the first half of 2009 in response to record high fuel prices in 2008 and a rapidly deteriorating economy.  Those capacity reductions have somewhat mitigated this weakening of demand.  However, if the global economic downturn persists or worsens, demand for air travel may continue to weaken.  No assurance can be given that capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand.  In addition, fare discounting has recently been both broader and deeper than usual, and the Company expects downward pressure on passenger yields into 2010.

Other Information

Critical Accounting Policies and Estimates   The preparation of the Company’s financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: long-lived assets, routes, passenger revenue, frequent flyer program, stock compensation, pensions and retiree medical and other benefits, income taxes and derivatives accounting.

Long-lived assets – The Company has approximately $16 billion of long-lived assets as of December 31, 2009, including approximately $15 billion related to flight equipment and other fixed assets.  In addition to the original cost of these assets, the recorded value of the Company’s fixed assets is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded.  In accordance with U.S. GAAP, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company's fleet plan has been the primary indicator that has resulted in an impairment charge in the past.

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

In the fourth quarter of 2009, due to the continuing severe downturn in the global economy and weakness in the regional jet aircraft market, the Company’s plan to sell certain of its Embraer RJ-135 aircraft was no longer feasible at the amount for which these aircraft had been valued.  Consequently, the Company reclassified these aircraft from held for sale to held for use, tested them for impairment and concluded the carrying values of certain of its Embraer RJ-135 aircraft were no longer recoverable.  The Company has recorded impairment charges in the fourth quarter of 2009, and will now resume recording depreciation on these aircraft prospectively.  See Note 2 to the consolidated financial statements for more information.

In the second quarter of 2008, due to the Company’s capacity reduction announcement, the Company concluded a triggering event had occurred and required that fixed assets be tested for impairment.  As a result of that testing, the Company recorded impairment charges related to its McDonnell Douglas MD-80 aircraft and Embraer RJ-135 aircraft.

International Slots and Route Authorities – AMR performs annual impairment tests on its international slots and route authorities, which are indefinite life intangible assets and as a result they are not amortized. As discussed above, the Company also performs impairment tests when events and circumstances indicate that the assets might be impaired.  These tests are primarily based on estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions.   The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.

During 2009, the Company adopted guidance on measuring the fair value of assets and liabilities.  The guidance introduces a framework for measuring fair value primarily based on exit prices and expands required disclosure about fair value measurements of assets and liabilities.

The   Company   had   recorded  international slots and route authorities of $736 million as of December 31,  2009.  The Company estimates the fair value of these assets based on market information and estimated future cash flows.  The Company believes its estimates and assumptions are reasonable; however, given the significant uncertainty regarding how open skies agreements will ultimately affect the Company’s operations at Heathrow and Narita, as well as volatility in the revenue and fuel environment, the actual results could differ from those estimates.  Further, as a part of the annual impairment test, it was determined that the fair value of certain routes (primarily in Latin America) was less than the carrying value, and therefore, the Company recorded an impairment charge.  See Note 11 to the consolidated financial statements for additional information regarding the valuation of the Company’s routes.

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

Revenue earned from selling AAdvantage miles to other companies is recognized in two components.  The first component represents the revenue for air transportation sold and is valued at fair value.  This revenue is deferred along with revenue related to expected breakage of sold miles and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months.  The second revenue component, based on the residual method and representing the marketing services sold, is recognized as related services are provided.

The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines, as well as unrecognized revenue from selling AAdvantage miles to other companies, was approximately $1.5 billion and $1.7 billion at December 31, 2009 and 2008, respectively (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 19.2 percent and 18.2 percent of AMR's total current liabilities, at December 31, 2009 and 2008, respectively.

The approximate number of free travel awards used for travel on American and American Eagle was 5.2 million one-way travel awards in 2009 (or 2.6 million round trip awards) and 6.2 million one-way travel awards in 2008 (or 3.1 million round trip travel awards) representing approximately 8.9 and 9.7 percent of passengers boarded in each year, respectively. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, breakage or cost per mile estimates could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.

Stock Compensation –The Company grants awards under its various share based payment plans and utilizes option pricing models or fair value models to estimate the fair value of its awards.  Certain awards contain a market performance condition, which is taken into account in estimating the fair value on the date of grant.  The fair value of those awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of shares granted.  The Company accounts for these awards over the three year term of the award based on the grant date fair value, provided adequate shares are available to settle the awards.  For awards where adequate shares are not anticipated to be available or that only permit settlement in cash, the fair value is re-measured each reporting period.

Pensions and retiree medical and other benefits – The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement plans in the consolidated balance sheet with a corresponding adjustment to Accumulated other comprehensive income (loss).

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

These assumptions as of December 31 were:
	2009	2008
Discount rate (cost/liability)	6.50% / 6.10%	6.50% / 6.50%
Expected return on plan assets	8.50%	8.75%
Expected health care cost trend rate:
Pre-65 individuals
Initial	7.5%	7.5%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	7.5%	7.5%
Ultimate (2010)	4.5%	4.5%
Pilot Retirement Age	63	63

The Company’s discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 basis points as of December 31, 2009 would increase the Company’s pension and postretirement benefits obligations by approximately $727 million and $153 million, respectively, and increase estimated 2010 pension and postretirement benefits expense by $76 million and $1 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of 35 percent longer duration corporate and U.S. government/agency bonds, 25 percent U.S. value stocks, 20 percent developed international stocks, 5 percent emerging markets stocks and bonds and 15 percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation.  The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation.  The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 7.96 percent as of December 31, 2009.  Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2009 would increase estimated 2010 pension expense by approximately $35 million.

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions.  Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2010 postretirement benefits expense by $3 million.

Income taxes – The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities.  The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized.  The effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements.  Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position.  The Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The Company considers its historical earnings, trends, and outlook for future years in making this determination.  The Company had a deferred tax valuation allowance of $2.9 billion and $2.7 billion, respectively, at December 31, 2009 and 2008. See Note 8 to the consolidated financial statements for additional information.

Derivatives – As required by U.S. GAAP, the Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.  The fair value of the Company’s hedging contracts is recorded in Current Assets or Current Liabilities in the accompanying consolidated balance sheets and is recorded gross of the collateral posted and on a trade basis.  As of December 31, 2009, the Company had derivative contracts in a net asset position at fair value of $55 million including a liability related to contracts that settled in December.  A deferred loss of $63 million was recorded in Accumulated other comprehensive income (OCI) at December 31, 2009 and will be recognized in future periods as contracts settle.

New Accounting Pronouncements

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs).  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns.  This accounting standard is effective for fiscal years beginning after November 15, 2009.  The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined the impact of adoption to be immaterial based on its current structures with VIEs.

In November of 2009, the FASB issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements and estimate the fair value of each component individually on a pro-rata basis.  The guidance removes the criterion that entities must use vendor-specific objective and reliable evidence of fair value when separately accounting for deliverables, allowing for the recognition of revenue in a manner that more closely aligns with the economics of certain arrangements, based on management’s estimate of the selling price.  The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements.  Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the Company believes the impact of adoption will not be material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

ITEM 7(A).QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments and Positions

The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes.  Therefore, actual results may differ.  The Company does not hold or issue derivative financial instruments for trading purposes. See Note 7 to the consolidated financial statements for accounting policies and additional information regarding derivatives.

Aircraft Fuel   The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2009 and 2008 cost per gallon of fuel.  Based on projected 2010 fuel usage, such an increase would result in an increase to Aircraft fuel expense of approximately $499 million in 2010, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2009, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $399 million in 2009, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2008.  As of January 2010, the Company had cash flow hedges, with collars and options, covering approximately 24 percent of its estimated 2010 fuel requirements.  Comparatively, as of December 31, 2008, the Company had hedged, with collars and options, approximately 35 percent of its estimated 2009 fuel requirements.  The consumption hedged for 2010 by cash flow hedges is capped at an average price of approximately $2.48 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.80 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 22 percent of its estimated 2010 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities.  The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.

Foreign Currency   The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales.  A uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2009 and 2008 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $136 million and $146 million for the years ending December 31, 2009 and 2008, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses.  This sensitivity analysis was prepared based upon projected 2010 and 2009 foreign currency-denominated revenues and expenses as of December 31, 2009 and 2008, respectively.

On January 11, 2010, the Venezuelan Government devalued its currency from 2.15 bolivars per U.S. dollar to 4.30 bolivars per U.S. dollar and the currency was designated as hyperinflationary.  As a result, the Company recognized a loss of $53 million related to the currency remeasurement in January 2010.  The Company does not expect any significant ongoing impact of the currency devaluation on its operations in Venezuela, but there can be no assurances to that effect.

Interest   The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments.  The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 23 percent and 28 percent of its total long-term debt at December 31, 2009 and 2008, respectively.  If the Company’s interest rates average 10 percent more in 2010 than they did at December 31, 2009, the Company’s interest expense would increase by approximately $8 million and interest income from cash and short-term investments would increase by approximately $1 million.  In comparison, at December 31, 2008, the Company estimated that if interest rates averaged 10 percent more in 2009 than they did at December 31, 2008, the Company’s interest expense would have increased by approximately $13 million and interest income from cash and short-term investments would have increased by approximately $7 million.  These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate long-term debt and cash and short-term investment balances at December 31, 2009 and 2008.

Market risk for fixed rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $316 million and $297 million as of December 31, 2009 and 2008, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.         CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	49

Consolidated Statements of Operations	50

Consolidated Balance Sheets	51-52

Consolidated Statements of Cash Flows	53

Consolidated Statements of Stockholders' Equity (Deficit)	54

Notes to Consolidated Financial Statements	55-82

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMR Corporation

We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of AMR Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMR Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 17, 2010

AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues

Passenger - American Airlines	$15,037	$18,234	$17,651
- Regional Affiliates	2,012	2,486	2,470
Cargo	578	874	825
Other revenues	2,290	2,172	1,989
Total operating revenues	19,917	23,766	22,935

Expenses
Wages, salaries and benefits	6,807	6,655	6,770
Aircraft fuel	5,553	9,014	6,670
Other rentals and landing fees	1,353	1,298	1,278
Depreciation and amortization	1,104	1,207	1,202
Maintenance, materials and repairs	1,280	1,237	1,057
Commissions, booking fees and credit card expense	853	997	1,028
Aircraft rentals	505	492	591
Food service	487	518	534
Special charges	171	1,213	63
Other operating expenses	2,808	3,024	2,777
Total operating expenses	20,921	25,655	21,970

Operating Income (Loss)	(1,004)	(1,889)	965

Other Income (Expense)
Interest income	34	181	337
Interest expense	(744)	(803)	(962)
Interest capitalized	42	33	20
Miscellaneous – net	(80)	360	96
	(748)	(229)	(509)
Income (Loss) Before Income Taxes	(1,752)	(2,118)	456
Income tax (benefit)	(284)	-	-
Net Earnings (Loss)	$(1,468)	$(2,118)	$456

Earnings (Loss) Per Share
Basic	$(4.99)	$(8.16)	$1.86
Diluted	$(4.99)	$(8.16)	$1.71

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2009	2008
Assets

Current Assets
Cash	$153	$191
Short-term investments	4,246	2,916
Restricted cash and short-term investments	460	459
Receivables, less allowance for uncollectible accounts (2009 - $58; 2008 - $49)	768	811
Inventories, less allowance for obsolescence (2009 - $509; 2008 - $488)	557	525
Fuel derivative contracts	135	188
Fuel derivative collateral deposits	14	575
Other current assets	309	270
Total current assets	6,642	5,935

Equipment and Property
Flight equipment, at cost	19,647	19,601
Less accumulated depreciation	7,382	7,147
	12,265	12,454

Purchase deposits for flight equipment	639	671

Other equipment and property, at cost	5,158	5,132
Less accumulated depreciation	2,881	2,762
	2,277	2,370
	15,181	15,495

Equipment and Property Under Capital Leases
Flight equipment	651	561
Other equipment and property	215	215
	866	776
Less accumulated amortization	571	536
	295	240

Other Assets
International slots and route authorities	736	828
Domestic slots and airport operating and gate lease rights, less accumulated amortization (2009 - $445; 2008 - $416)	252	281
Other assets	2,332	2,396
	3,320	3,505

Total Assets	$25,438	$25,175

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2009	2008
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$1,064	$952
Accrued salaries and wages	488	519
Fuel derivative liability	80	716
Accrued liabilities	1,551	1,523
Air traffic liability	3,431	3,708
Current maturities of long-term debt	1,024	1,845
Current obligations under capital leases	90	107
Total current liabilities	7,728	9,370

Long-Term Debt, Less Current Maturities	9,984	8,423

Obligations Under Capital Leases, Less Current Obligations	599	582

Other Liabilities and Credits
Deferred gains	272	297
Pension and postretirement benefits	7,397	6,614
Other liabilities and deferred credits	2,947	2,824
	10,616	9,735

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - 20,000,000 shares authorized; None issued	-	-
Common stock - $1 par value; 750,000,000 shares authorized; shares issued: 2009 – 338,564,327; 2008 - 284,888,845	339	285
Additional paid-in capital	4,399	3,992
Treasury shares at cost: 2009 and 2008 - 5,940,399	(367)	(367)
Accumulated other comprehensive loss	(2,724)	(3,177)
Accumulated deficit	(5,136)	(3,668)
	(3,489)	(2,935)

Total Liabilities and Stockholders' Equity (Deficit)	$25,438	$25,175

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Year Ended December 31,
	2009	2008	2007
Cash Flow from Operating Activities:
Net earnings (loss)	$(1,468)	$(2,118)	$456
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	979	1,055	1,036
Amortization	125	152	166
Equity based stock compensation	61	53	133
Special charges	171	1,317	63
Pension and postretirement	657	279	27
Gain on sale of investments/subsidiaries	-	(432)	(138)
Redemption payments under operating leases for special facility revenue bonds	-	(188)	(100)
Change in assets and liabilities:
Decrease (increase) in receivables	43	217	(41)
Decrease (increase) in inventories	(79)	5	(128)
Decrease (increase) in derivative collateral and unwound derivative contracts	561	(940)	164
Increase (decrease) in accounts payable and accrued liabilities	(75)	(421)	248
Increase (decrease) in air traffic liability	(277)	(277)	203
Increase (decrease) in other liabilities and deferred credits	220	(101)	(162)
Other, net	12	5	8
Net cash provided by (used in) operating activities	930	(1,394)	1,935

Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(1,521)	(876)	(714)
Net decrease (increase) in short-term investments	(1,330)	1,471	207
Net decrease (increase) in restricted cash and short-term investments	(1)	(31)	40
Proceeds from sale of equipment, property and investments/subsidiaries	76	480	228
Other	53	11	5
Net cash provided by (used in) investing activities	(2,723)	1,055	(234)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(2,416)	(1,092)	(2,321)
Proceeds from:
Issuance of common stock, net of issuance costs	412	294	497
Reimbursement from construction reserve account	-	-	59
Exercise of stock options	1	1	90
Issuance of long-term debt	2,990	825	-
Sale leaseback transactions	768	354	-
Net cash provided by (used in) financing activities	1,755	382	(1,675)

Net increase (decrease) in cash	(38)	43	27
Cash at beginning of year	191	148	121
Cash at end of year	$153	$191	$148

The accompanying notes are an integral part of these financial statements.

    AMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at January 1, 2007	$228	$2,925	$(367)	$(1,291)	$(2,006)	$(511)

Net earnings	-	-	-	-	456	456
Changes in pension, retiree medical and other liability				1,744	-	1,744
Net changes in fair value of derivative financial instruments	-	-	-	223	-	223
Unrealized loss on investments	-	-	-	(6)	-	(6)
Total comprehensive income						2,417

Reclassification and amortization of stock compensation plans	-	211	-	-	-	211
Issuance of 13,000,000 shares	13	484	-	-	-	497
Issuance of 14,173,610 shares to employees pursuant to stock option and deferred stock incentive plans	14	76	-	-	-	90
Balance at December 31, 2007	255	3,696	(367)	670	(1,550)	2,704

Net loss	-	-	-	-	(2,118)	(2,118)
Changes in pension, retiree medical and other liability	-	-	-	(2,724)	-	(2,724)
Net changes in fair value of derivative financial instruments	-	-	-	(1,116)	-	(1,116)
Unrealized loss on investments	-	-	-	(7)	-	(7)
Total comprehensive loss						(5,965)

Reclassification and amortization of stock compensation plans	-	30	-	-	-	30
Issuance of 27,057,554 shares	27	267	-	-	-	294
Issuance of 2,492,860 shares to employees pursuant to stock option and deferred stock incentive plans	3	(1)	-	-	-	2
Balance at December 31, 2008	$285	$3,992	$(367)	$(3,177)	$(3,668)	$(2,935)

Net loss	-	-	-	-	(1,468)	(1,468)
Changes in pension, retiree medical and other liability	-	-	-	(117)	-	(117)
Net changes in fair value of derivative financial instruments	-	-	-	813	-	813
Non-cash tax provision	-	-	-	(248)	-	(248)
Unrealized gain on investments	-	-	-	5	-	5
Total comprehensive loss						(1,015)

Reclassification and amortization of stock compensation plans	-	48	-	-	-	48
Issuance of 52,269,849 shares	52	360	-	-	-	412
Issuance of 1,399,833 shares to employees pursuant to stock option and deferred stock incentive plans	2	(1)	-	-	-	1
Balance at December 31, 2009	$339	$4,399	$(367)	$(2,724)	$(5,136)	$(3,489)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Accounting Policies

Basis of Presentation   The accompanying consolidated financial statements as of December 31, 2009 and for the three years ended December 31, 2009 include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle).  The consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries as well as VIEs for which the Company is the primary beneficiary.  All significant intercompany transactions have been eliminated.

New Accounting Pronouncements   In accordance with U.S. GAAP, the Company has adopted new fair value measurements guidance as it applies to non-financial assets and liabilities, including the Company’s routes.  U.S. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The guidance was applied in the fourth quarter of 2009, in conjunction with the Company’s annual impairment testing on routes, at which time the net carrying value of the routes was reassessed for recoverability.  It was determined through this annual impairment testing that the fair value of certain routes was less than the carrying value, and the Company adjusted the value of these route assets to their respective fair values.  See Note 11 to the consolidated financial statements for more information regarding the route impairment and supplementary disclosure as required under the standard.

The Company adopted new accounting guidance related to its accounting for convertible debt instruments as of January 1, 2009.  The adoption impacted the historical accounting certain senior convertible notes that were retired as of December 31, 2009.  The Company filed a Current Report on Form 8-K on April 21, 2009 to reflect the retrospective adoption of the new accounting guidance on the 2008, 2007 and 2006 financial statements.

In December 2008, the Financial Accounting Standards Board (FASB) issued new guidance requiring additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  The Company has adopted the new standard effective December 31, 2009.  The only impact to the Company was to require additional disclosures related to the Company’s pension assets.  See Note 10 to the consolidated financial statements for the required disclosure.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with VIEs.  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns.  This accounting standard is effective for fiscal years beginning after November 15, 2009.  The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined the impact of adoption to be immaterial.

In November of 2009, the FASB issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements. The guidance removes the criterion that entities must use vendor-specific objective and reliable evidence of fair value when separately accounting for deliverables, allowing for the recognition of revenue in a manner that more closely aligns with the economics of certain arrangements based on management’s estimate of the selling price.  The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements.  Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the Company believes the impact of adoption will not be material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

Use of Estimates   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

1.         Summary of Accounting Policies (Continued)

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

Intangible Assets   Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities (including international airport take-off and landing slots), domestic airport take-off and landing slots and airport gate leasehold rights acquired.  Indefinite-lived intangible assets (route acquisition costs and international slots and related international take-off and landing slots) are tested for impairment annually on December 31, rather than amortized, or when a triggering event occurs, in accordance with U.S. GAAP.  Such triggering events may include significant changes to the Company’s network or capacity, or the implementation of open skies agreements in countries where the Company operates flights.  Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value.

Statements of Cash Flows   Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

Measurement of Asset Impairments   The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset and the net book value of the asset exceeds its estimated fair value.  In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the asset; and (ii) estimated future cash flows expected to be generated by the asset, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values.

Equipment and Property   The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis.  The depreciable lives used for the principal depreciable asset classifications are:
Depreciable Life

American jet aircraft and engines	20 - 30 years
Other regional aircraft and engines	16 - 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Lesser of remaining lease term or expected useful life
Buildings and improvements (principally on leased land)	5 - 30 years or term of lease, including estimated renewal options when renewal is economically compelled at key airports
Furniture, fixtures and other equipment	3 - 10 years
Capitalized software	3 - 10 years

Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally five to ten percent, except when guaranteed by a third party for a different amount.

1.         Summary of Accounting Policies (Continued)

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

Frequent Flyer Program   The estimated incremental cost of providing free travel awards is accrued for mileage credits earned by using American’s service that are expected to be redeemed in the future. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services to companies participating in its frequent flyer program.  The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at fair value and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used.  Breakage of sold miles is recognized over the estimated period of usage.  The remaining portion of the revenue, representing the marketing services sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of Other revenues, as the related services have been provided.  The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.5 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2009 and $1.7 billion as of December 31, 2008.

Income Taxes   The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities.  The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized.  Thus, the effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements.  Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position.

Advertising Costs   The Company expenses on a straight-line basis the costs of advertising as incurred throughout the year.  Advertising expense was $153 million, $153 million and $162 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Subsequent Events   In connection with preparation of the consolidated financial statements and in accordance with the recently issued guidance by the FASB, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through February 17, 2010.

2.         Special Charges and Restructuring Activities

As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, including its capacity reductions, the Company has recorded a number of charges during the last few years.  In 2008 and 2009, the Company announced capacity reductions due to unprecedented high fuel costs at that time and the other challenges facing the industry.  In connection with these capacity reductions, the Company incurred special charges related to aircraft, employee reductions and certain other charges.

Aircraft Charges
As part of these capacity reductions, the Company grounded its leased Airbus A300 aircraft prior to lease expiration.  In 2009, the Company incurred approximately $94 million in net present value of future lease payments and lease return costs related to the grounding of the leased Airbus A300 fleet.  The Company estimates that virtually all of these charges will result in future cash expenditures.  Further, the Company also wrote down its owned Airbus A300 aircraft and related inventory to estimated salvage value in the fourth quarter of 2009, resulting in a non-cash expense of $20 million.  All Airbus A300 aircraft are permanently retired as of December 31, 2009.

In the fourth quarter of 2009, due to the continuing severe downturn in the global economy and weakness in the regional jet aircraft market, the Company’s plan to sell certain of its Embraer RJ-135 aircraft was no longer feasible at the amount for which these aircraft had been valued.  Consequently, the Company reclassified these aircraft from held for sale to held for use, tested them for impairment and concluded the carrying values of certain of its Embraer RJ-135 aircraft were no longer recoverable.  Therefore, during the fourth quarter of 2009, the Company recorded an impairment charge of $42 million to write these aircraft down to their estimated fair values. In addition, these aircraft will now resume depreciation prospectively.  In determining the fair values of these aircraft, the Company considered recent transactions for sales of similar aircraft and the value of the underlying engines.  No portion of the impairment charge will result in future cash expenditures.

Employee Charges
In conjunction with the capacity reductions announced in 2008, the Company reduced its workforce commensurate with the announced system-wide capacity reductions.  This reduction in workforce was accomplished through various measures, including voluntary programs, part-time work schedules, furloughs in accordance with collective bargaining agreements, and other reductions.

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of December 31, 2009:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Other	Total
Remaining accrual at January 1, 2007	$128	$19	$-	$-	$147
Restructuring charges	63	-	-	-	63
Non-cash charges	(53)	-	-	-	(53)
Payments	(12)	(1)	-	-	(13)
Remaining accrual at December 31, 2007	$126	$18	$-	$-	$144
Capacity reduction charges	1,117	-	71	25	1,213
Non-cash charges	(1,103)	-	-	(25)	(1,128)
Adjustments	1	(2)	-	-	(1)
Payments	(31)	-	(55)	-	(86)
Remaining accrual at December 31, 2008	$110	$16	$16	$-	$142
Capacity reduction charges	164	7	-	-	171
Non-cash charges	(68)	-	-	-	(68)
Adjustments	(2)	-	-	-	(2)
Payments	(49)	(3)	(16)	-	(68)
Remaining accrual at December 31, 2009	$155	$20	$-	$-	$175

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

2.         Special Charges and Restructuring Activities (Continued)

Other
On September 22, 2001, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) was signed into law.  The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier.  Based upon estimates provided by the Company’s insurance providers, the Company initially recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act.  The receivable and the liability, recorded in the accompanying consolidated balance sheet as Other assets and Other liabilities and deferred credits, respectively, was $1.7 billion at both December 31, 2009 and 2008.

3.         Investments and Fair Value Measurements

Short-term investments consisted of (in millions):
	December 31,
	2009	2008
Overnight investments and time deposits	$1,415	$1,574
Corporate and bank notes	2,527	1,016
U. S. government agency notes	300	322
Other	4	4
	$4,246	$2,916

Short-term investments at December 31, 2009, by contractual maturity included (in millions):

Due in one year or less	$3,946
Due between one year and three years	300
Due after three years	-
$4,246

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short term investments 1	$4,246	$499	$3,747	$-
Restricted cash and short-term investments 1	460	460	-	-
Fuel derivative contracts 1	135		135
Fuel derivative liability 1	(80)	-	(80)	-
Total	$4,761	$959	$3,802	$-

1 Unrealized gains or losses on short term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

4.         Commitments, Contingencies and Guarantees

As of December 31, 2009, American had 45 Boeing 737-800 purchase commitments for 2010 and eight Boeing 737-800 aircraft in 2011.  In addition to these aircraft, American has firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013-2016.  American previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft.  American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft.

In December 2009, AMR Eagle entered into an agreement to exercise options to purchase 22 Bombardier CRJ-700 series jet aircraft from Bombardier Inc.  AMR Eagle has also entered into agreements with Export Development Canada (EDC) to provide financing, and with another party to complement EDC’s financing support.  The Company expects the purchase to be fully financed. The obligations of AMR Eagle under those financing agreements will be guaranteed by the Company.  Delivery of the Bombardier CRJ-700 aircraft is anticipated to begin in June 2010 continuing through April 2011.

As of December 31, 2009, payments for the above purchase commitments will approximate $1.6 billion in 2010, $526 million in 2011, $217 million in 2012, $465 million in 2013, $224 million in 2014, and $248 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.  American has granted Boeing a security interest in American’s purchase deposits with Boeing.  The Company’s purchase deposits totaled $639 million and $671 million at December 31, 2009 and 2008, respectively.

On December 18, 2007, the European Commission issued a SO against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  Based on the information to date, the Company has not recorded any reserve for this exposure for the year ended December 31, 2009. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $55 million as of December 31, 2009.  The Company expects to make payments of $43 million and $10 million in 2010 and 2011, respectively.  In addition, the Company has an information technology support related contract that requires minimum annual payments of $150 million through 2013.

American has a capacity purchase agreement with Chautauqua Airlines, Inc. to provide Embraer -140 regional jet services to certain markets under the brand AmericanConnection®.  Under these arrangements, the Company pays the AmericanConnection® carrier a fee per block hour to operate the aircraft.  The block hour fees are designed to cover the AmericanConnection® carrier’s fully allocated costs plus a margin.  Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the AmericanConnection® regional jets.  Minimum payments under the contracts are $55 million in 2010 and $73 million over the two years 2011 and 2012.  In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company.  If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

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

These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions.  Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose on the collateral to realize the amount due.

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

5.         Leases

AMR's subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities.  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009, were (in millions):
Year Ending December 31,	Capital Leases	Operating Leases
2010	$181	$1,057
2011	184	1,032
2012	134	848
2013	119	755
2014	98	614
2015 and thereafter	436	5,021

	$1,152	$9,327	(1)
Less amount representing interest	463
Present value of net minimum lease payments	$689
(1)

As of December 31, 2009, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.2 billion relating to rent expense being recorded in advance of future operating lease payments.

5.         Leases (Continued)

At December 31, 2009, the Company was operating 181 jet aircraft and 39 turboprop aircraft under operating leases and 80 jet aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years.  Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or a predetermined fixed amount.

During 2009, the Company raised $768 million through sale leasebacks of certain aircraft which have lease terms of six to seven years.  Gains of $28 million on sale leasebacks are being amortized over the respective remaining lease terms, while non-recurring charges related to losses on certain sale leasebacks of vintage aircraft of $88 million were realized in 2009 and included in Other operating income.

Special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment.  To the extent these transactions were committed to prior to May 21, 1998, they are accounted for as operating leases under U.S. GAAP. Approximately $1.5 billion of these bonds (with total future payments of approximately $3.3 billion as of December 31, 2009) are guaranteed by American, AMR, or both. Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments.  The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date.

Rent expense, excluding landing fees, was $1.3 billion, $1.3 billion and $1.4 billion in 2009, 2008 and 2007, respectively.

American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 84 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft.  As of December 31, 2009, future lease payments required under these leases totaled $1.4 billion.

6.         Indebtedness

Long-term debt consisted of (in millions):
	December 31,
	2009	2008

Secured variable and fixed rate indebtedness due through 2021 (effective rates from 2.28% - 13.00% at December 31, 2009)	$5,553	$4,783
Enhanced equipment trust certificates due through 2019 (rates from 3.85% - 12.00% at December 31, 2009)	2,022	2,382
6.00% - 8.50% special facility revenue bonds due through 2036	1,658	1,674
AAdvantage Miles advance purchase (net of discount of $110 million) (effective rate 8.30%)	890	-
Credit facility agreement due through 2010	-	691
6.25% senior convertible notes due 2014	460	-
4.50% senior convertible notes due 2024	-	314
9.00% - 10.20% debentures due through 2021	214	213
7.88% - 10.55% notes due through 2039	211	211
	11,008	10,268

Less current maturities	1,024	1,845

Long-term debt, less current maturities	$9,984	$8,423

6.         Indebtedness (Continued)

Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2010 - $1.0 billion; 2011 - $2.3 billion; 2012 - $1.7 billion; 2013 - $957 million, 2014 - $1.4 billion.

As of December 31, 2009, AMR had issued guarantees covering approximately $1.6 billion of American’s tax-exempt bond debt (and interest thereon) and $450 million of American’s secured debt (and interest thereon).  American had issued guarantees covering approximately $885 million of AMR’s unsecured debt (and interest thereon).  In addition, as of December 31, 2009, AMR and American had issued guarantees covering approximately $262 million of AMR Eagle’s secured debt (and interest thereon) and AMR has issued additional guarantees covering $2.0 billion of AMR Eagle’s secured debt (and interest thereon).  AMR also guarantees $186 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.

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

On July 7, 2009, American closed a $520 million Pass Through Trust Certificates (the Certificates) financing covering four Boeing 777-200ER aircraft owned by American and 16 of American’s Boeing 737-800 deliveries.  Equipment notes underlying the Certificates bear interest at 10.375 percent per annum and principal and interest on the notes are payable in semi-annual installments with a balloon payment at maturity in 2019.  Approximately $314 million of the proceeds from the sale of the Certificates were received by American as of December 31, 2009 in exchange for equipment notes secured by the four Boeing 777-200ER aircraft and the delivery and financing of seven Boeing 737-800 aircraft.  The remainder of the proceeds is being held in escrow for the benefit of holders of the Certificates.  When American finances each of the remaining nine Boeing 737-800 aircraft under this arrangement, an allocable portion of the proceeds will be released to American in exchange for equipment notes secured by the individual aircraft and such debt will be recorded by American.  American currently expects that it will use the escrowed proceeds of the Certificates to finance nine Boeing 737-800 aircraft scheduled to be delivered to American between February 2010 and April 2010, but American could elect to use this financing on any nine of its next 37 Boeing 737-800 aircraft deliveries currently scheduled for delivery between February 2010 and October 2010.

In addition, a third party is holding collateral from American to cover interest distributable on the Certificates prior to when the remaining nine Boeing 737-800 aircraft are delivered and the related equipment notes are issued.  Any collateral not remitted to the holders for interest will be returned to the Company.

Once fully issued, American will hold variable interests in the pass through trusts created for the Certificates, but is not expected to be the primary beneficiary of the trust.

On July 31, 2009, American closed a $276 million private placement offering of senior secured notes due 2016 (2009-2 Secured Notes), which were priced at par to yield 13 percent.  The purpose of the offering was to refinance, in part, the outstanding $401 million principal amount of the Company’s 1999-1 enhanced equipment trust certificates (1999 EETC).  Following the payment of the 1999 EETC at maturity on October 15, 2009, twelve of the 15 aircraft that previously secured the 1999 EETC were pledged to secure the 2009-2 Secured Notes, and the cash collateral was released to the Company.  The other three aircraft were pledged to secure the 2009 Loan Facility referred to below.

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

6.         Indebtedness (Continued)

Pursuant to the Advance Purchase, Citibank has been granted a first-priority lien in certain of American’s AAdvantage program assets, and a lien in certain of American’s Heathrow and Narita routes and slots that would be subordinated to any subsequent first lien.  Commencing on December 31, 2011, American has the right to repurchase, without premium or penalty, any or all of the Advance Purchase Miles that have not then been posted to Citibank cardholders’ accounts. American is also obligated, in certain circumstances (including certain specified termination events under the Amended Participation Agreement, certain cross defaults and cross acceleration events, and if any Advance Purchase Miles remain at the end of the term) to repurchase for cash all of the Advance Purchase Miles that have not then been used by Citibank.

The Amended Participation Agreement includes provisions that grant Citibank the right to use Advance Purchase Miles on an accelerated basis under specified circumstances.  American also has the right under certain circumstances to release, or substitute other comparable collateral for, the Heathrow and Narita route and slot related collateral.

Approximately $890 million of the Advance Purchase proceeds is accounted for as a loan from Citibank, with the remaining $110 million related to certain other commitments with respect to the co-branding relationship and recorded as Deferred revenue in Other liabilities and deferred credits. The loan was determined using an effective interest rate of 8.3 percent and will be amortized under the interest method with imputed interest included in Interest expense. The deferred revenue will be amortized straight line over the life of the agreement.

Also on September 16, 2009, American entered into two financing transactions with GECAS. The financing transactions consist of (1) the 2009 Loan Facility in the amount of $282 million to be secured by 13 owned assorted Boeing aircraft; and (2) Sale leaseback financing provided by GECAS for Boeing 737-800 aircraft (the 2009 Sale Leaseback) scheduled to be delivered in 2010 and 2011 for an aggregate commitment of $1.6 billion.  The 2009 Loan Facility bears interest at LIBOR plus a specified margin and will mature on September 16, 2017.

The terms of the 2009 Sale Leaseback are based on previous transactions with GECAS. The 2009 Sale Leaseback is subject to certain terms and conditions, including a condition to the effect that, at the time of entering into the sale and leaseback of a particular Boeing 737-800 aircraft, American has at least a certain amount of unrestricted cash and short term investments.  See Note 5 to the consolidated financial statements.

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

In addition to the transactions described above, during the year ended December 31, 2009, the Company raised approximately $320 million under other loans secured by various aircraft. The loans generally bear interest at a LIBOR-based variable rate with a fixed margin which resets quarterly and are due in installments through 2019.

Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.

Cash payments for interest, net of capitalized interest, were $631 million, $685 million and $861 million for 2009, 2008 and 2007, respectively.

7.         Financial Instruments and Risk Management

Fuel Price Risk Management   As part of the Company's risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk.  The Company does not hold or issue derivative financial instruments for trading purposes.  As of December 31, 2009, the Company had fuel derivative contracts outstanding covering 20 million barrels of jet fuel that will be settled over the next 24 months.  A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

In accordance with U.S. GAAP, the Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  Derivatives that meet the requirements are granted special hedge accounting treatment, and the Company’s hedges generally meet these requirements.  Accordingly, the Company’s fuel derivative contracts are accounted for as cash flow hedges, and the fair value of the Company’s hedging contracts is recorded in Current Assets or Current Liabilities in the accompanying consolidated balance sheets until the underlying jet fuel is purchased. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in a hypothetical jet fuel hedge.  If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in a hypothetical jet fuel hedge, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense.  Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive income (loss) and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities.  In assessing effectiveness, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel.  The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges.  The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and dollar offset correlation is within 80 percent to 125 percent.  The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship.  Subsequently, any changes in the fair value of these derivatives are marked to market through earnings in the period of change.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized net gains (losses) of approximately ($651) million, $380  million and $239 million, respectively, as a component of Aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.  The fair value of the Company’s fuel hedging agreements at December 31, 2009 and 2008, representing the amount the Company would receive (pay) upon termination of the agreements, totaled $57 million and ($450) million, respectively, which excludes a payable for both years related to contracts that settled in December of each year.  As of December 31, 2009, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $74 million in net losses (based on prices as of December 31, 2009) related to its fuel derivative hedges, including losses from terminated contracts with a bankrupt counterparty in 2008.

The impact of cash flow hedges on the Company’s consolidated financial statements for the years ending December 31, 2009 and 2008, respectively, is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)
Asset Derivatives as of December 31,				Liability Derivatives as of December 31,
2009		2008		2009		2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$126	Fuel derivative contracts	$-	Fuel derivative liability	$71	Fuel derivative liability	$528

7.         Financial Instruments and Risk Management (Continued)

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)
Amount of Gain (Loss) Recognized in OCI on Derivative 1		Location of Gain (Loss) Reclassified from Accumulated OCI into Income 1	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 1		Location of Gain (Loss) Recognized in Income on Derivative 2	Amount of Gain (Loss) Recognized in Income on Derivative 2
2009	2008		2009	2008		2009	2008

$151	$(738)	Aircraft Fuel	$(662)	$378	Aircraft Fuel	$11	$2

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

As of December 31, 2009, the aggregate fair value of all qualifying cash flow derivatives with credit-risk-related contingent features that are in a net liability position is $71 million, for which the Company had posted collateral of $14 million.

In addition to the Company’s qualifying cash flow hedges, American has hedges that were effectively unwound in 2008 that were recorded as assets and liabilities on the balance sheet.  Fair value of these offsetting positions not designated as hedges as of December 31, 2009 was a $9 million asset recorded in Fuel derivative contracts and a $9 million liability recorded in Fuel derivative liability. In January 2010, all of these contracts were settled with a net zero impact to the Company’s financial statements.

Fair Values of Financial Instruments   The fair values of the Company's long-term debt were estimated using quoted market prices where available.  For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

7.         Financial Instruments and Risk Management (Continued)

The carrying value and estimated fair values of the Company's long-term debt, including current maturities, were (in millions):
	December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Secured variable and fixed rate indebtedness	$5,553	$4,310	$4,783	$2,534
Enhanced equipment trust certificates	2,022	1,999	2,382	1,885
6.00% - 8.50% special facility revenue bonds	1,658	1,600	1,674	1,001
Credit facility agreement	-	-	691	545
AAdvantage Miles advance purchase	890	893	-	-
4.50% - 6.25% senior convertible notes	460	476	314	308
9.00% - 10.20% debentures	214	158	213	105
7.88% - 10.55% notes	211	181	211	96
	$11,008	$9,617	$10,268	$6,474

8.         Income Taxes

The Company recorded a $248 million non-cash income tax benefit from continuing operations during the fourth quarter of 2009.  Under current accounting rules, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations.  As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which will be exactly offset by income tax expense on other comprehensive income.  However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to Accumulated other comprehensive income, which is a component of stockholders' equity.  Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, the Company's year-end net deferred tax position is not impacted by this tax allocation.

The change in the valuation allowance reflects the recording by the Company in 2009 of an income tax expense credit of approximately $36 million resulting from the Company’s anticipated election under Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by Section 1201(b) of the American Recovery and Reinvestment Act of 2009), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

The Company has an unrecognized tax benefit of approximately $6 million, which decreased $18 million during the twelve months ended December 31, 2009 from resolution of an Internal Revenue Service Appeals process.  Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance.  Accrued interest on tax positions is recorded as a component of interest expense but is not significant at December 31, 2009.

The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2009	2008
Unrecognized Tax Benefit at January 1	$24	$40
Decreases due to settlements with taxing authority	(18)	(16)
Unrecognized Tax Benefit at December 31	$6	$24

8.         Income Taxes (Continued)

The Company estimates that the unrecognized tax benefit will not significantly change within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.   The Company’s 2004 through 2008 tax years are still subject to examination by the Internal Revenue Service.  Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes that the effect of any additional assessment(s) will be immaterial to its consolidated financial statements.

The significant components of the income tax provision (benefit) were (in millions);

	Year Ended December 31,
	2009	2008	2007

Current	$(36)	$-	$-
Deferred	(248)	-	-
Income tax benefit	$(284)	$-	$-

The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):
	Year Ended December 31,
	2009	2008	2007

Statutory income tax provision expense/(benefit)	$(613)	$(741)	$160
State income tax expense/(benefit), net of federal tax effect	(41)	(49)	10
Meal expense	7	8	9
Change in valuation allowance	597	807	(164)
Tax benefit resulting from OCI allocation	(248)	-	-
Other, net	14	(25)	(15)
Income tax benefit	$(284)	$-	$-

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of Accumulated other comprehensive income (loss), described in Note 12 to the consolidated financial statements.  The total increase (decrease) in the valuation allowance was $135 million, $2,127 million, and ($678) million in 2009, 2008, and 2007, respectively.

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

8.         Income Taxes (Continued)

The components of AMR's deferred tax assets and liabilities were (in millions):
	December 31,
	2009	2008
Deferred tax assets:
Postretirement benefits other than pensions	$971	$1,168
Rent expense	331	437
Alternative minimum tax credit carryforwards	397	410
Operating loss carryforwards	2,276	2,268
Pensions	1,686	1,533
Frequent flyer obligation	669	338
Gains from lease transactions	90	98
Other	787	1,056
Total deferred tax assets	7,207	7,308
Valuation allowance	(2,869)	(2,734)
Net deferred tax assets	4,338	4,574

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,152)	(4,400)
Other	(186)	(174)
Total deferred tax liabilities	(4,338)	(4,574)
Net deferred tax liability	$-	$-

At December 31, 2009, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $397 million, which is available for an indefinite period, and federal net operating losses of approximately $6.7 billion for regular tax purposes, which will expire, if unused, beginning in 2022.  These net operating losses include an unrealized benefit of approximately $649 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized.  The Company had available for state income tax purposes net operating losses of $3.9 billion, which expire, if unused, in years 2010 through 2027. The amount that will expire in 2010 is $82 million.

Cash payments (refunds) for income taxes were $6 million, ($14) million and $7 million for 2009, 2008 and 2007, respectively.

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

9.         Share Based Compensation

AMR grants, or has granted, stock compensation under three plans: the 1998 Long Term Incentive Plan (the 1998 Plan), the 2003 Employee Stock Incentive Plan (the 2003 Plan) and the 2009 Long Term Incentive Plan (the 2009 Plan).  Collectively, the 1998 Plan and the 2009 Plan are referred to as the LTIP Plans.

Under the LTIP Plans, officers and key employees of AMR and its subsidiaries may be granted certain types of stock or performance based awards.  At December 31, 2009, the Company had stock option/settled stock appreciation right (SSAR) awards, performance share awards, deferred share awards and other awards outstanding under these plans.  The total number of common shares authorized for distribution under the 1998 Plan and the 2009 Plan is 23,700,000 and 4,000,000 shares, respectively.  The 1998 Plan expired by its terms in 2008.

The Company established the 2003 Plan to provide equity awards to employees.  Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. At December 31, 2009, the Company had stock options and deferred awards outstanding under this plan.  The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

9.           Share Based Compensation (Continued)

In 2009, 2008 and 2007, the total charge for share-based compensation expense included in Wages, salaries and benefits expense was $61 million, $53 million and $131 million, respectively.  In 2009, 2008 and 2007, the amount of cash used to settle equity instruments granted under share-based compensation plans was $1 million, $24 million and $11 million, respectively.

Stock Options/SSARs   During 2006, the AMR Board of Directors approved an amendment covering all of the outstanding stock options previously granted under the 1998 Plan. The amendment added to each of the outstanding options an additional SSAR in tandem with each of the then outstanding stock options. The addition of the SSAR did not impact the fair value of the stock options, but simply allowed the Company to settle the exercise of the option by issuing the net number of shares equal to the in-the-money value of the option.  This amendment is estimated to make available enough shares to permit the Company to settle all outstanding performance and deferred share awards in stock under the 1998 Plan rather than cash.

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

	2009	2008	2007
Expected volatility	73.6% to 76.7%	53.0% to 55.9%	49.7% to 51.6%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	2.33% to 2.46%	2.98% to 3.15%	4.43% to 5.03%
Annual forfeiture rate	10.0%	10.0%	10.0%

A summary of stock option/SSARs activity under the LTIP Plans and the 2003 Plan as of December 31, 2009, and changes during the year then ended is presented below:

	LTIP Plans		The 2003 Plan
	Options/SSARs	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	13,805,948	$23.88	13,809,992	$5.66
Granted	3,733,760	4.53	-	-
Exercised	-	-	(107,273)	5.23
Forfeited or Expired	(1,647,180)	26.92	(176,049)	6.11
Outstanding at December 31	15,892,528	$19.02	13,526,670	$5.66
Exercisable at December 31	9,213,522	$26.89	13,440,095	$5.61
Weighted Average Remaining Contractual Term of Options Outstanding (in years)	5.1		3.4
Aggregate Intrinsic Value of Options Outstanding	$12,034,486		$32,941,559

9.           Share Based Compensation (Continued)

The aggregate intrinsic value of all vested options/SSARs is $33 million and those options have an average remaining contractual life of 3.0 years.  The weighted-average grant date fair value of options/SSARs granted during 2009, 2008 and 2007 was $2.54, $3.78 and $12.63, respectively.  The total intrinsic value of options/SSARs exercised during 2009, 2008 and 2007 was less than $1 million, $2 million and $193 million, respectively.

A summary of the status of the Company’s non-vested options/SSARs under all plans as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:
		Weighted
	Options/SSARs	Average Grant Date Fair Value
Outstanding at January 1	4,409,987	$5.87
Granted	3,733,760	2.54
Vested	(1,311,554)	5.98
Forfeited	(66,612)	5.29
Outstanding at December 31	6,765,581	$4.02

As of December 31, 2009, there was $14 million of total unrecognized compensation cost related to non-vested stock options/SSARs granted under the LTIP Plans and the 2003 Plan that is expected to be recognized over a weighted-average period of 3.3 years.  The total fair value of stock options/SSARs vested during the years ended December 31, 2009, 2008 and 2007, was $10 million, $9 million and $9 million, respectively.

Cash received by the Company from exercise of stock options for the years ended December 31, 2009, 2008 and 2007, was $1 million, $1 million and $90 million, respectively.  No tax benefit was realized as a result of stock options/SSARs exercised in 2009 due to the tax valuation allowance discussed in Note 8.

Performance Share Awards   Performance share awards are granted under the LTIP Plans, generally vest pursuant to a three year measurement period and are settled on the vesting date.  The number of awards ultimately issued under performance share awards is contingent on AMR’s relative stock price performance compared to certain of its competitors over a three year period and can range from zero to 175 percent of the awards granted.  The fair value of performance awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of shares granted.

Activity during 2009 for performance awards accounted for as equity awards was:

	Awards	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	5,766,253
Granted	3,792,575
Settled	(1,152,197)
Forfeited or Expired	(543,176)
Outstanding at December 31	7,863,455	1.5	$ 60,784,507

9.           Share Based Compensation (Continued)

The aggregate intrinsic value represents the Company’s current estimate of the number of shares (7,863,455  shares at December 31, 2009) that will ultimately be distributed for outstanding awards computed using the market value of the Company’s common stock at December 31, 2009.  The weighted-average grant date fair value per share of performance share awards granted during 2009, 2008, and 2007 was $4.53, $8.20 and $28.52, respectively.  The total fair value of equity awards settled during the year ended December 31, 2009 was $6 million.  As of December 31, 2009, there was $26 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized over a period of 1.6 years.

Deferred Share Awards   The distribution of deferred share awards granted under the LTIP Plans is based solely on a requisite service period (generally 36 months).  Career equity awards granted to certain employees of the Company vest upon the retirement of those individuals.  The fair value of each deferred award is based on AMR’s stock price on the measurement date.

Activity during 2009 for deferred awards accounted for as equity awards was:

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	4,047,878
Granted	3,586,061
Settled	(631,180)
Forfeited or Expired	(115,491)
Outstanding at December 31	6,887,268	2.9	$53,238,583

The weighted-average grant date fair value per share of deferred awards granted during 2009, 2008 and 2007 was $4.57, $8.23 and $28.54, respectively.  The total fair value of awards settled during the years ended December 31, 2009, 2008 and 2007 was $3 million, $6 million and $24 million, respectively.  As of December 31, 2009, there was $26 million of total unrecognized compensation cost related to deferred awards that is expected to be recognized over a weighted average period of 3.0 years.

Other Awards   As of December 31, 2009, certain performance share agreements and deferred share award agreements were accounted for as a liability, or as equity, as appropriate, in the consolidated balance sheet as the plans only permit settlement in cash or the awards required that the employee meet certain performance conditions which were not subject to market measurement.  As a result, awards under these agreements are marked to current market value.  As of December 31, 2009, the aggregate intrinsic value of these awards was $5 million and the weighted average remaining contractual term of these awards was 2.4 years.  The total fair value of awards settled during the years ended December 31, 2009, 2008 and 2007 was $1 million, $24 million, and $11 million respectively.  As of December 31, 2009, there was $3 million of total unrecognized compensation cost related to other awards that is expected to be recognized over a weighted average period of 3.8 years.

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

10.           Retirement Benefits (Continued)

In addition to pension benefits, retiree medical and other postretirement benefits, including certain health care and life insurance benefits (which provide secondary coverage to Medicare), are provided to retired employees.  The amount of health care benefits is limited to lifetime maximums as outlined in the plan.  Certain employees of American and employees of certain other subsidiaries may become eligible for these benefits if they satisfy eligibility requirements during their working lives.

Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives.  The Company funds benefits as incurred and makes contributions to match employee prefunding.

The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2009 and 2008, and a statement of funded status as of December 31, 2009 and 2008 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2009	2008	2009	2008

Reconciliation of benefit obligation
Obligation at January 1	$10,884	$10,451	$2,779	$2,672
Service cost	333	324	59	54
Interest cost	712	684	179	172
Actuarial (gain) loss	675	254	67	22
Plan amendments	-	(14)	(101)	-
Benefit payments	(601)	(815)	(156)	(141)

Obligation at December 31	$12,003	$10,884	$2,827	$2,779

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$6,714	$9,099	$161	$224
Actual return on plan assets	928	(1,659)	34	(75)
Employer contributions	10	89	167	153
Benefit payments	(601)	(815)	(156)	(141)

Fair value of plan assets at December 31	$7,051	$6,714	$206	$161

Funded status at December 31	$(4,952)	$(4,170)	$(2,621)	$(2,618)

Amounts recognized in the consolidated balance sheets
Current liability	$9	$11	$167	$163
Noncurrent liability	4,943	4,159	2,454	2,455
	$4,952	$4,170	$2,621	$2,618
Amounts recognized in other comprehensive loss
Net actuarial loss (gain)	$3,008	$2,839	$(402)	$(458)
Prior service cost (credit)	94	108	(147)	(53)

	$3,102	$2,947	$(549)	$(511)

10.           Retirement Benefits (Continued)

For plans with accumulated benefit obligations exceeding the fair value of plan assets	Pension Benefits		Retiree Medical and Other Benefits
	2009	2008	2009	2008
Projected benefit obligation (PBO)	$11,977	$10,884	$-	$-
Accumulated benefit obligation (ABO)	10,558	9,656	-	-
Accumulated postretirement benefit obligation (APBO)	-	-	2,827	2,779
Fair value of plan assets	7,027	6,714	206	161
ABO less fair value of plan assets	3,531	2,942	-	-

At December 31, 2009 and 2008, pension benefit plan assets of $145 million and $460 million, respectively, and retiree medical and other benefit plan assets of $204 million and $158 million, respectively, were invested in shares of certain mutual funds.

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Pension Benefits
	2009	2008	2007
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$333	$324	$370
Interest cost	712	684	672
Expected return on assets	(566)	(789)	(747)
Amortization of:
Prior service cost	13	16	16
Settlement	-	103	-
Unrecognized net loss	145	3	25

Net periodic benefit cost for defined benefit plans	637	341	336

Defined contribution plans	168	170	166

	$805	$511	$502

	Retiree Medical and Other Benefits
	2009	2008	2007
Components of net periodic benefit cost
Service cost	$59	$54	$70
Interest cost	179	172	194
Expected return on assets	(14)	(20)	(18)
Amortization of:
Prior service cost	(8)	(13)	(13)
Unrecognized net loss (gain)	(14)	(22)	(7)

Net periodic benefit cost	$202	$171	$226

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $154 million and $13 million, respectively.  The estimated net gain and prior service credit for the retiree medical and other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $10 million and $19 million, respectively.

10.           Retirement Benefits (Continued)

	Pension Benefits		Retiree Medical and Other Benefits
	2009	2008	2009	2008
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.10%	6.50%	5.90%	6.50%
Salary scale (ultimate)	3.78	3.78	-	-

	Pension Benefits		Retiree Medical and Other Benefits
	2009	2008	2009	2008
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.50%	6.50%	6.50%	6.00%
Salary scale (ultimate)	3.78	3.78	-	-
Expected return on plan assets	8.75	8.75	8.75	8.75

As of December 31, 2009, the Company’s estimate of the long-term rate of return on plan assets was 8.50 percent based on the target asset allocation.  Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end.  Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs.  The Company’s annualized ten-year rate of return on plan assets as of December 31, 2009, was approximately 7.96 percent.

The objectives of the Company’s investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.

Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range

Equity	58% - 68%
Public:
U.S. Value	20% - 35%
International Value	15% - 25%
Emerging Markets	0% - 6%
Alternative Investments	0% - 18%
Fixed Income	32% - 42%
U.S. Long Duration	30% - 40%
Emerging Markets	0% - 4%
Other	0% - 5%
Cash Equivalents	0% - 5%

10.           Retirement Benefits (Continued)

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

Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships.  Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The 103-12 investment trust is valued at net asset value which is determined by the issuer at the end of each month and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. Investments in segregated funds are carried at net asset value, which is based on the fair market value of the underlying asset.   No changes in valuation techniques or inputs occurred during the period.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Cash and cash equivalents	$162	$–	$–	$162
Equity securities
International markets (a)(e)	1,410	–	–	1,410
Large-cap companies (b)(e)	1,431	–	–	1,431
Mid-cap companies (c)(e)	241	–	–	241
Small-cap companies(d)(e)	49	–	–	49
Fixed Income
Corporate bonds (f)	--	2,023	--	2,023
Government securities (g)	--	793	--	793
U.S. municipal securities	--	40	--	40
Alternative investments
Private equity funds (h)	–	-	744	744
Common/collective and 103-12 investment trusts (i)	–	115	–	115
Insurance group annuity contracts	–	–	3	3
Dividend and interest receivable	40	–	–	40
Total	$3,333	$2,971	$747	$7,051

10.           Retirement Benefits (Continued)

(a)
Holdings are diversified as follows: 20 percent United Kingdom, 14 percent Japan, 12 percent France, 10 percent Germany, 9 percent Switzerland, 6 percent Netherlands, 6 percent emerging markets and the remaining 23 percent with no concentration greater than 5 percent in any one country.

(b)	Holdings include 85 percent U.S. companies, 11 percent international companies and 4 percent emerging market companies traded in the U.S. markets.
(c)	Holdings include 85 percent U.S. companies, 13 percent international companies and 2 percent emerging market companies traded in the U.S. markets.
(d)	Holdings include 92 percent U.S. companies, 5 percent international companies and 3 percent emerging market companies traded in the U.S. markets.
(e)	There are no significant concentration of holdings by company or industry.
(f)
Includes approximately 76 percent investments in corporate debt or a Standard and Poor’s (S&P) rating lower than A and 24 percent investments in corporate debt of an S&P rating A or higher.  Holdings include 81 percent U.S. companies, 17 percent international companies and 2 percent emerging market companies.

(g)
Includes approximately 80 percent investments in domestic government securities, 19 percent in emerging market government securities and 1 percent in other international government securities.  There are no significant foreign currency risks within this classification.

(h)	Includes limited partnerships that invest primarily in U.S. (93 percent) and European (7 percent) buyout opportunities.
(i)	Includes investments in emerging markets, global small companies and Canadian segregated funds.

Not included in the above table are receivables and payables for foreign currency forward contracts which net to less than $3 million and collateral held on loaned securities and the obligation to return collateral on loaned securities which effectively net to zero.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2009, were as follows:

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2008	$613	$3
Actual return on plan assets: Relating to assets still held at the reporting date	47	-
Relating to assets sold during the period	1	-
Purchases, sales, settlements (net)	83	-
Ending balance at December 31, 2009	$744	$3

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2009 by asset category were as follows:
	Fair Value Measurements at December 31, 2009 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Money market fund	$4	$–	$–	$4
Unitized mutual funds	–	202	–	202

Total	$4	$202	$–	$206

Investments in the unitized mutual funds are carried at the per share net asset value and include approximately 25 percent of investments in non-U.S. common stocks.  Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.  Investments in the money market fund are valued at fair value which represents the net assets value of the shares of such fund as of the close of business at the end of the period.

10.           Retirement Benefits (Continued)

	2009	2008
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2015	2015

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent Increase	One Percent Decrease

Impact on 2009 service and interest cost	23	(22)
Impact on postretirement benefit obligation as of December 31, 2009	232	(228)

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  The Company estimates its 2010 required contribution to its defined benefit pension plans to be approximately $525 million under the provisions of these acts.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Retiree Medical and Other
2010	550	167
2011	572	169
2012	603	167
2013	678	168
2014	738	170
2015 – 2019	4,633	971

During 2008, AMR recorded a settlement charge totaling $103 million related to lump sum distributions from the Company’s defined benefit pension plans to pilots who retired.   Pursuant to U.S. GAAP, the use of settlement accounting is required if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation.

11.         Intangible Assets

The Company has recorded international slot and route authorities of $736 million and $828 million as of December 31, 2009 and 2008, respectively.  The Company considers these assets indefinite life assets and as a result, they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Such triggering events may include significant changes to the Company’s network or capacity, or the implementation of open skies agreements in countries where the Company operates flights.

In the fourth quarter of 2009, the Company performed its annual impairment testing on international slots and routes, at which time the net carrying value was reassessed for recoverability.  It was determined through this annual impairment testing that the fair value of certain international slots and routes was less than the carrying value. Thus, the Company adjusted the value of these respective international slots and routes.  The majority of these assets were route authorities in Latin American countries.  The Company incurred an impairment charge of $96 million to write down the values of these and certain other routes and slots to a fair value of $28 million.

In 2009, the Company implemented fair value accounting guidance on non-financial assets and liabilities as it relates to its routes, which considers whether there is a market for such assets.  As there is minimal market activity for the valuation of routes and international slots and landing rights, the Company measures fair value with inputs using the income approach.  The income approach uses valuation techniques, such as future cash flows, to convert future amounts to a single present discounted amount.  The inputs utilized for these valuations are unobservable and reflect the Company’s assumptions about market participants and what they would use to value the routes and accordingly are considered Level 3 in the fair value hierarchy.  The Company’s unobservable inputs are developed based on the best information available as of December 31, 2009.

The following tables provide information relating to the Company’s amortized intangible assets as of December 31
(in millions):
	2009
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$515	$323	$192
Gate lease rights	182	122	60
Total	$697	$445	$252

	2008
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$515	$302	$213
Gate lease rights	182	114	68
Total	$697	$416	$281

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value.  The Company recorded amortization expense related to these intangible assets of approximately $28 million for each of the years ended December 31, 2009, 2008 and 2007, respectively. The Company expects to record annual amortization expense averaging approximately $26 million in each of the next five years related to these intangible assets.

12.         Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit/ (Expense)	Total

Balance at January 1, 2007	$(1,456)	$3	$17	$145	$(1,291)
Current year net change	1,723	(6)	-	-	1,717
Amortization of actuarial loss and prior service cost	21				21
Reclassification of derivative financial instruments into earnings	-	-	(158)	-	(158)
Change in fair value of derivative financial instruments	-	-	381	-	381
Balance at December 31, 2007	$288	$(3)	$240	$145	$670
Current year change	(2,707)	(7)	-	-	(2,714)
Amortization of actuarial loss and prior service cost	(17)	-	-	-	(17)
Reclassification of derivative financial instruments into earnings	-	-	(378)	-	(378)
Change in fair value of derivative financial instruments	-	-	(738)	-	(738)
Balance at December 31, 2008	$(2,436)	$(10)	$(876)	$145	$(3,177)
Current year change	(253)	5	-	-	(248)
Amortization of actuarial loss and prior service cost	136	-	-	-	136
Reclassification of derivative financial instruments into earnings	-	-	662	-	662
Non-cash tax provision	-	-	-	(248)	(248)
Change in fair value of derivative financial instruments	-	-	151	-	151
Balance at December 31, 2009	$(2,553)	$(5)	$(63)	$(103)	$(2,724)

As of December 31, 2009, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $74 million in net losses (based on prices as of December 31, 2009) related to its fuel derivative hedges.

The difference between Net earnings (loss) and other comprehensive income (loss) for the twelve month periods ended December 31, 2009 and 2008 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

Amounts allocated to other comprehensive income for income taxes as further described in Note 8 will remain in Accumulated other comprehensive income until the Company ceases all related activities, such as termination of the pension plan.

13.         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net earnings (loss) – numerator for basic earnings (loss) per share	$(1,468)	$(2,118)	$456

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	294	259	245

Effect of dilutive securities:
Employee options and shares	-	-	34
Assumed treasury shares purchased	-	-	(12)
Diluted potential common shares	-	-	22

Denominator for diluted earnings loss per share – weighted-average shares	294	259	267

Basic earnings (loss) per share	$(4.99)	$(8.16)	$1.86

Diluted earnings (loss) per share	$(4.99)	$(8.16)	$1.71

The following were excluded from the calculation:
Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	19	36	32
Employee stock options because the options’ exercise price was greater than the average market price of the shares	18	13	7

In September of 2009, AMR completed a public offering of approximately 52 million shares of its common stock.  The Company realized $412 million from the offering.

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

American, AMR Eagle and the AmericanConnection® airline serve approximately 250 cities in 40 countries with, on average, more than 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft.  American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.  AMR Eagle owns two regional airlines, which do business as "American Eagle” - American Eagle Airlines, Inc. and Executive Airlines, Inc.  The American Eagle® carriers provide service from throughout the U.S., Canada, Mexico and the Caribbean.

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

14.         Segment Reporting (Continued)

The Company’s operating revenues by geographic region (as defined by DOT) are summarized below (in millions):

	Year Ended December 31,
	2009	2008	2007

DOT Domestic	$11,974	$14,135	$14,179
DOT Latin America	4,114	4,927	4,268
DOT Atlantic	2,973	3,671	3,556
DOT Pacific	856	1,033	932
Total consolidated revenues	$19,917	$23,766	$22,935

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment.  The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

15.         Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2009 and 2008 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Operating revenues	$4,839	$4,889	$5,127	$5,062
Operating income (loss)	(194)	(226)	(194)	(390)
Net earnings (loss)	(375)	(390)	(359)	(344)
Earnings (loss) per share:
Basic	(1.35)	(1.39)	(1.26)	(1.03)
Diluted	(1.35)	(1.39)	(1.26)	(1.03)

2008
Operating revenues	$5,697	$6,179	$6,421	$5,469
Operating income (loss)	(187)	(1,290)	(216)	(196)
Net earnings (loss)	(341)	(1,461)	31	(347)
Earnings (loss) per share:
Basic	(1.37)	(5.83)	0.12	(1.24)
Diluted	(1.37)	(5.83)	0.12	(1.24)

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

The first, second and third quarter 2009 results include the impact of approximately $13 million, $70 million and $94 million, respectively, in charges related to the sale leaseback of certain aircraft and the grounding of leased Airbus A300 aircraft prior to lease expiration.

The results for the fourth quarter of 2009 include an impairment charge of approximately $138 million to write down certain route and slot authorities, primarily in Latin America, and certain Embraer RJ-135 aircraft to their estimated fair values, as well as $30 million in charges associated with the grounding of the Airbus A300 fleet and the sale leaseback of certain aircraft.  Also included in 2009 results is a $248 million non-cash tax benefit resulting from the allocation of the tax expense to other comprehensive income items recognized during 2009.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009. During the quarter ending on December 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears below.

/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer

/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AMR Corporation

We have audited AMR Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMR Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 of AMR Corporation and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 17, 2010

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 2010.  Information concerning the executive officers is included in Part I of this report on page 25 and information concerning the Company’s code of ethics in included in Part I of this report on page 10. Information concerning the audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 2010.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	15,892,528	$19.02	-	*

Equity compensation plans not approved by security holders	13,526,670	$5.66	734,298

Total	29,419,198	$12.88	734,298

*	Additional shares may become available for future use per the terms of the LTIP Plans.

See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 2010.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 2010.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders on May 19, 2010.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page

Report of Independent Registered Public Accounting Firm	49

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	50

Consolidated Balance Sheets at December 31, 2009 and 2008	51-52

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	53

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2009, 2008 and 2007	54

Notes to Consolidated Financial Statements	55-82

(2)	The following financial statement schedule is filed as part of this report:
Page

Schedule II Valuation and Qualifying Accounts and Reserves	100

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

Exhibit

3.1	Restated Certificate of Incorporation of AMR, incorporated by reference to AMR’s Registration Statement on Form S-4, file number 33-55191.

3.2	Bylaws of AMR Corporation, amended and restated as of January 20, 2009, incorporated by reference to Exhibit 3.2 to AMR’s report on Form 8-K on January 23, 2009.

3.3	Amendments to the AMR Corporation Certificate of Incorporation, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.1	Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to Exhibit 10(c)(11) to American's Registration Statement No. 2-76709.

10.2
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

10.3
First Amendment to AMR Corporation 2004 Directors Unit Incentive Plan, dated as of January 1, 2005, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-K for the year ended December 31, 2008.

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

10.11
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.12 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.12	Deferred Compensation Agreement, dated as of December 4, 2009 between AMR and John W. Bachmann.

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

10.19
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and David L. Boren, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 2008.

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

10.32
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.32 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.33	Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Armando M. Codina.

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

10.40
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.41
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

10.43
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.44
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.45
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.46
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.46 to AMR’s report on Form 10-K for the year ended December 31, 2007

10.47
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.46 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.48
Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.49
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

10.52
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.53
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.47 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.54
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.56 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.55
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.56
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.55 to AMR’s report on Form 10-K for the year ended December 31, 2008.

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

10.59
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.57 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.60
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.59 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.61	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.62
Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.

10.63
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

10.65
Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.66
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.67
Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.68
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

10.73
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.74	Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Judith Rodin.

10.75
Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.65 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.76
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.77
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.78
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.79
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.77 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.80
Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.81
Deferred Compensation Agreement, dated as of November 18, 2002 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2002.

10.82
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

10.84
Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.85
Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.78 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.86
Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.80 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.87
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.85 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.88
Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Rajat K. Gupta, incorporated by reference to Exhibit 10.81 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.89
Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Rajat K. Gupta, incorporated by reference to Exhibit 10.87 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.90	Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Rajat K. Gupta.

10.91
Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.82 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.92
Deferred Compensation Agreement, dated as of December 4, 2008, between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.89 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.93	Deferred Compensation Agreement, dated as of Decmeber 4, 2009, between AMR and Alberto Ibargüen.

10.94
Current form of 2003 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.95
Current form of 2004 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.96
Current form of 2005 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.97	Current form of 2003 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.98	Current form of 2004 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.99
Current form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.100
Current form of Amendment of Stock Option Agreements under the 1998 Long Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to Exhibit 10.1 AMR’s report on Form 10-Q for the quarterly period ended September 30, 2006.

10.101
Career Performance Shares, Deferred Stock Award Agreement between AMR Corporation and Gerard J. Arpey dated as of July 25, 2005, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.102
Current form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.103
Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.104
Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.105
Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.106
Form of amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005, incorporated by reference to Exhibit 10.105 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.107
Form of amendment to Career Equitey Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005, incorporated by reference to Exhibit 10.106 to AMR’s report on Form 10-K for the year ended December 31, 2008.

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

10.110
Current form of 2009 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.

10.111
Current form of 2006 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.112
Current form of 2007 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007.

10.113
Current form of 2008 of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 99.1 to AMR’s report on Form 8-K for on May 22, 2008.

10.114
Current form of 2009 of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.

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

10.121
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

10.123
Employment agreement between AMR, American Airlines and Robert W. Reding dated May 21, 2003, incorporated by reference to Exhibit 10.94 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.124
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Jeffrey J. Brundage dated April 1, 2004, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.

10.125
Form of Amendment to Executive Termination Benefits Agreement dated as of January 1, 2005, incorporated by reference to Exhibit 10.124 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.126	Employment agreement between AMR, American Airlines and Thomas W. Horton dated March 29, 2006, incorporated by reference to Exhibit 10.1 to AMR’s current report on Form 8-K dated March 31, 2006.

10.127
Amendment of employment agreement between AMR, American Airlines and Thomas W. Horton dated July 15, 2008, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2008.

10.128
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005, incorporated by reference to Exhibit 10.127 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.129
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.128 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.130
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the $uper $aver Plus Plan, as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.129 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.131
Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997.  Confidential treatment was granted as to a portion of this document.

10.132
Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc., incorporated by reference to Exhibit 10.99 to AMR’s report on Form 10-K for the year ended December 31, 2004.  Confidential treatment was granted as to a portion of these agreements.

10.133
Letter Agreement between the Boeing Company and American Airlines, Inc. dated May 5, 2005, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.  Confidential treatment was granted as to a portion of this agreement.

10.134
Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997.  Confidential treatment was granted as to a portion of this agreement.

10.135
AMR Corporation Procedures for Deferral of Board Retainers and Fees (an amendment and restatement of the Directors Stock Equivalent Purchase Plan), as amended and restated as of January 1, 2005, incorporated by reference to Exhibit 10.135 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.136	2009 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated February 3, 2009.

10.137	2010 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated January 22, 2010.

10.138
Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.29 to American Airlines, Inc.’s  report on Form 10-K for the year ended December 31, 2008.

10.139
Form of 2007-2009 Performance Share Agreement (with awards to executive officers noted), and 2007-2009 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007.

10.140
Form of 2008-2010 Performance Share Agreement (with awards to executive officers noted), and 2008-2010 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 99.3 to AMR’s current report on Form 8-K dated  May 22, 2008.

10.141
Form of 2009-2011 Performance Share Agreement (with awards to executive officers noted), and 2009-2011 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.2 to AMR’s current report Form 10-Q for the quarterly period ended June 30, 2009.

10.142
AMR Corporation 1998 Long Term Incentive Plan, as Amended and Restated as of January 1, 2005, incorporated by reference to Exhibit 10.142 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.143	AMR Corporation 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.

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

10.149
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated as of June 9, 2009.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-QA for the quarter ended June 30, 2009.

10.150
Purchase Agreement Supplement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated December 2, 2009.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.151
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated December 18, 2009.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.152
AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005, incorporated by reference to Exhibit 10.149 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.153
Amended and Restated Air Transportation Plan for Non-Employee Directors of AMR Corporation, effective as of January 1, 2005, incorporated by reference to Exhibit 10.150 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.154	AMR Corporation 2003 Employee Stock Incentive Plan, as amended as of January 1, 2005, incorporated by reference to Exhibit 10.151 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.155
First Amendment to AMR Corporation 1994 Directors Stock Incentive Plan, dated as of January 1, 2005, incorporated by reference to Exhibit 10.152 to AMR’s report on Form 10-K for the year ended December 31, 2008.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

21	Significant subsidiaries of the registrant as of December 31, 2009.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2010

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

Date: February 17, 2010

AMR CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
 (in millions)

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-offs (net of recoveries)	Sales, retire- ments and transfers	Balance at end of year

Year ended December 31, 2009
Allowance for obsolescence of inventories	$488	$40	$-	$-	$(19)	$509

Allowance for uncollectible accounts	49	6	-	3	-	58

Reserves for environmental remediation costs	18	1	(1)	-	-	18

Year ended December 31, 2008
Allowance for obsolescence of inventories	$424	$101	$-	$-	$(37)	$488

Allowance for uncollectible accounts	41	6		2		49

Reserves for environmental remediation costs	21	2	(5)	-	-	18

Year ended December 31, 2007
Allowance for obsolescence of inventories	$411	$27	$-	$-	$(14)	$424

Allowance for uncollectible accounts	45	(1)		(3)		41

Reserves for environmental remediation costs	33	-	(7)	(5)	-	21