Form 10-Q
period 2010-06-30
AMR CORP
filed 2010-07-21
CIK 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $1 par value – 333,050,087 shares as of July 14, 2010.

INDEX
AMR CORPORATION

PART I: FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Statements of Operations — Three and six months ended June 30, 2010 and 2009	1

Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements — June 30, 2010	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	25

PART II: OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 6. Exhibits	28

SIGNATURE	29
EX-10.1
EX-10.2
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
AMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Passenger – American Airlines	$4,279	$3,677	$8,110	$7,357
– Regional Affiliates	600	513	1,098	970
Cargo	170	134	324	278
Other revenues	625	565	1,210	1,123

Total operating revenues	5,674	4,889	10,742	9,728

Expenses
Wages, salaries and benefits	1,714	1,698	3,417	3,386
Aircraft fuel	1,655	1,334	3,131	2,632
Other rentals and landing fees	352	338	704	662
Maintenance, materials and repairs	340	314	691	619
Depreciation and amortization	267	282	534	554
Commissions, booking fees and credit card expense	248	207	482	424
Aircraft rentals	145	126	274	250
Food service	121	123	236	237
Special charges	—	23	—	36
Other operating expenses	636	670	1,375	1,348

Total operating expenses	5,478	5,115	10,844	10,148

Operating Income (Loss)	196	(226)	(102)	(420)

Other Income (Expense)
Interest income	6	9	11	20
Interest expense	(209)	(167)	(418)	(353)
Interest capitalized	8	10	18	20
Miscellaneous – net	(12)	(16)	(25)	(32)

	(207)	(164)	(414)	(345)

Loss Before Income Taxes	(11)	(390)	(516)	(765)
Income tax	—	—	—	—

Net Loss	$(11)	$(390)	$(516)	$(765)

Loss Per Share
Basic	$(0.03)	$(1.39)	$(1.55)	$(2.74)

Diluted	$(0.03)	$(1.39)	$(1.55)	$(2.74)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	June 30,	December 31,
	2010	2009
Assets
Current Assets
Cash	$197	$153
Short-term investments	4,887	4,246
Restricted cash and short-term investments	461	460
Receivables, net	910	768
Inventories, net	569	557
Fuel derivative contracts	55	135
Other current assets	265	323

Total current assets	7,344	6,642

Equipment and Property
Flight equipment, net	12,279	12,265
Other equipment and property, net	2,236	2,277
Purchase deposits for flight equipment	481	639

	14,996	15,181

Equipment and Property Under Capital Leases
Flight equipment, net	221	243
Other equipment and property, net	50	52

	271	295

International slots and route authorities	735	736
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	239	252
Other assets	2,300	2,332

	$25,885	$25,438

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,305	$1,064
Accrued liabilities	2,003	2,039
Air traffic liability	4,179	3,431
Fuel derivative liability	43	80
Current maturities of long-term debt	1,727	1,024
Current obligations under capital leases	102	90

Total current liabilities	9,359	7,728

Long-term debt, less current maturities	9,142	9,984
Obligations under capital leases, less current obligations	526	599
Pension and postretirement benefits	7,598	7,397
Other liabilities, deferred gains and deferred credits	3,190	3,219

Stockholders’ Equity (Deficit)
Preferred stock	—	—
Common stock	339	339
Additional paid-in capital	4,424	4,399
Treasury stock	(367)	(367)
Accumulated other comprehensive loss	(2,674)	(2,724)
Accumulated deficit	(5,652)	(5,136)

	(3,930)	(3,489)

	$25,885	$25,438

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2010	2009
Net Cash Provided by Operating Activities	$1,173	$938

Cash Flow from Investing Activities:
Capital expenditures	(729)	(602)
Net (increase) decrease in short-term investments	(641)	299
Net (increase) decrease in restricted cash and short-term investments	(1)	(1)
Proceeds from sale of equipment and property	(3)	5
Other	—	47

Net cash used for investing activities	(1,374)	(252)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(467)	(1,157)
Proceeds from:
Issuance of debt and sale leaseback transactions	711	470
Other	1	1

Net cash provided by (used for) financing activities	245	(686)

Net increase in cash	44	—
Cash at beginning of period	153	191

Cash at end of period	$197	$191

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The condensed consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in AMR’s Annual Report on Form 10-K filed on February 17, 2010 (2009 Form 10-K).

2.
As of June 30, 2010, American had 24 Boeing 737-800 aircraft purchase commitments for the remainder of 2010 and eight Boeing 737-800 aircraft purchase commitments in 2011. In addition to these aircraft purchase commitments, American had firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016. In addition, American previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft. As of June 30, 2010, AMR Eagle had firm commitments for 21 Bombardier CRJ-700 aircraft scheduled to be delivered in the remainder of 2010 and in 2011.

As of June 30, 2010, payments for the above purchase commitments will approximate $954 million in the remainder of 2010, $524 million in 2011, $217 million in 2012, $463 million in 2013, $224 million in 2014, and $246 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of June 30, 2010, maturities of long-term debt (including sinking fund requirements) for the next five years are: remainder of 2010 – $635 million, 2011 – $2.4 billion, 2012 – $1.7 billion, 2013 – $975 million, and 2014 – $1.4 billion. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of June 30, 2010, were (in millions): remainder of 2010 – $497 million, 2011 – $1.1 billion, 2012 – $903 million, 2013 – $809 million, 2014 – $669 million, and 2015 and beyond – $5.5 billion.

The Company is in active labor contract negotiations with each of its organized labor groups. The Company has negotiated tentative agreements with several workgroups within the Transport Workers Union of America, AFL-CIO (TWU) including the Maintenance Control Technician group, the Material Logistics Specialists group and the Mechanic and Related group. Agreements with these TWU groups are subject to ratification by the relevant membership of TWU, and there are no assurances that these tentative agreements will be ratified. These tentative agreements include lump sum payments and contractual salary increases. If these contracts are ratified by union membership during the third quarter of 2010, the Company will incur approximately $60 million for lump sum payments and contractual salary increases in that period. The Company anticipates implementing productivity improvements consistent with the agreements that will help to offset the ongoing cost of salary increases.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company. The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of European Union (EU) law. The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company. The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. Based on the information to date, the Company has not recorded any reserve for this exposure as of June 30, 2010. In the event that the SO is affirmed or other investigations indicate violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

3.
Accumulated depreciation of owned equipment and property at June 30, 2010 and December 31, 2009 was $10.6 billion and $10.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2010 and December 31, 2009 was $555 million and $571 million, respectively.

4.
As discussed in Note 8 to the consolidated financial statements in the 2009 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $150 million during the six months ended June 30, 2010 to $3.0 billion as of June 30, 2010, including the impact of comprehensive income for the six months ended June 30, 2010 and changes from other adjustments.

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

5.
As of June 30, 2010, AMR had issued guarantees covering approximately $1.6 billion of American’s tax-exempt bond debt (and interest thereon) and $459 million of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $887 million of AMR’s unsecured debt (and interest thereon). In addition, as of June 30, 2010, AMR and American had issued guarantees covering approximately $239 million of AMR Eagle’s secured debt (and interest thereon) and AMR has issued additional guarantees covering $1.9 billion of AMR Eagle’s secured debt (and interest thereon). AMR also guarantees $166 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.

6.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist of commodity options and collars, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2010.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of June 30, 2010
Description	Total	Level 1	Level 2	Level 3
Short term investments [1,2]
Money market funds	$67	$67	$—	$—
Government agency investments	482	—	482	—
Repurchase investments	1,164	—	1,164	—
Short term obligations	3,174	—	3,174	—

	4,887	67	4,820	—

Restricted cash and short-term investments [1]	461	461		—
Fuel derivative contracts [1]	55	—	55	—
Fuel derivative liability [1]	(43)	—	(43)	—

Total	$5,360	$528	$4,832	$—

[1]
Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) (OCI) at each measurement date.

[2]
The majority of the Company’s short-term investments mature in one year or less except for $877 million of Short term obligations and $232 million of U.S. government agency notes which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

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

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Secured variable and fixed rate indebtedness	$5,241	$4,353	$5,553	$4,310
Enhanced equipment trust certificates	2,193	2,241	2,022	1,999
6.0% - 8.5% special facility revenue bonds	1,660	1,677	1,658	1,600
AAdvantage Miles advance purchase	890	888	890	893
4.50% - 6.25% senior convertible notes	460	438	460	476
9.0% - 10.20% debentures	214	179	214	158
7.88% - 10.55% notes	211	179	211	181

	$10,869	$9,955	$11,008	$9,617

7.	The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2010 and 2009 (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost

Service cost	$91	$83	$184	$167
Interest cost	184	178	369	356
Expected return on assets	(148)	(141)	(297)	(284)
Amortization of:
Prior service cost	3	3	7	7
Unrecognized net loss	39	36	76	73

Net periodic benefit cost	$169	$159	$339	$319

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Retiree Medical and Other Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost

Service cost	$15	$15	$30	$29
Interest cost	41	45	83	89
Expected return on assets	(5)	(4)	(9)	(7)
Amortization of:
Prior service cost	(5)	(2)	(10)	(4)
Unrecognized net (gain) loss	(3)	(4)	(5)	(7)

Net periodic benefit cost	$43	$50	$89	$100

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. On June 25, 2010, President Obama signed the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the Relief Act), H.R. 3962, into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. Under the Relief Act, the Company’s 2010 required minimum contributions to its defined benefit pension plans have been reduced from $525 million to approximately $460 million. On July 15, 2010, the Company contributed an additional $72 million to its defined benefit pension plans, for a total of $144 million in 2010 as of the date of this filing.

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

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of June 30, 2010:

	Aircraft	Facility
	Charges	Exit Costs	Total
Remaining accrual at December 31, 2009	$155	$20	$175
Capacity reduction charges	—	—	—
Non-cash charges	—	—	—
Adjustments	(2)	1	(1)
Payments	(52)	(1)	(53)

Remaining accrual at June 30, 2010	$101	$20	$121

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
9.
As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of June 30, 2010, the Company had fuel derivative contracts outstanding covering 32 million barrels of jet fuel that will be settled over the next 24 months. A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

For the three and six months ended June 30, 2010, the Company recognized an increase of approximately $64 million and $114 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. For the three and six months ended June 30, 2009, the Company recognized an increase of approximately $197 million and $465 million, respectively, in fuel expense related to its fuel hedging agreements including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at June 30, 2010 and December 31, 2009, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $22 million and $57 million, respectively, which excludes a payable related to contracts that settled in the last month of each respective reporting period.

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Balance		Balance		Balance		Balance
Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Location	Value	Location	Value	Location	Value	Location	Value
Fuel derivative contracts	$55	Fuel derivative contracts	$126	Fuel derivative liability	$43	Accrued liabilities	$71
Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

		Location of Gain	Amount of Gain (Loss)		Location of	Amount of Gain
Amount of Gain (Loss)		(Loss)	Reclassified from		Gain (Loss)	(Loss) Recognized in
Recognized in OCI on		Reclassified from	Accumulated OCI into		Recognized in	Income on Derivative [2]
Derivative[1] as of June 30,		Accumulated OCI	Income [1] for the six months ended June 30,		Income on	for the six months ended June 30,
2010	2009	into Income [1]	2010	2009	Derivative [2]	2010	2009

$(123)	$127	Aircraft Fuel	$(103)	$(471)	Aircraft Fuel	$(11)	$6

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Amount of Gain (Loss)		Location of	Amount of Gain
Reclassified from		Gain (Loss)	(Loss) in Recognized
Accumulated OCI into		Recognized in	Income on Derivative
Income [1] for the three months ended June 30,		Income on	[2] for the three months ended June 30,
2010	2009	Derivative [2]	2010	2009

$(52)	$(200)	Aircraft Fuel	$(12)	$3

[1]	Effective portion of gain (loss)

[2]	Ineffective portion of gain (loss)

The Company is also exposed to credit losses in the event of non-performance by counterparties to these financial instruments, and although no assurances can be given, the Company does not expect any counterparty to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceeds specified mark-to-market thresholds or upon certain changes in credit ratings.

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended June 30, 2010 and 2009, comprehensive gain (loss) was ($50) million and $99 million, respectively, and for the six month periods ended June 30, 2010 and 2009, comprehensive loss was $(466) million and $(87) million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three and six month periods ended June 30, 2010 and 2009 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

AMR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
10.	The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net earnings (loss) — numerator for basic earnings (loss) per share	$(11)	$(390)	$(516)	$(765)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	333	280	333	279
Effect of dilutive securities:
Senior convertible notes	—	—	—	—
Employee options and shares	—	—	—	—
Assumed treasury shares purchased	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares	333	280	333	279

Basic earnings (loss) per share	$(0.03)	$(1.39)	$(1.55)	$(2.74)

Diluted earnings (loss) per share	$(0.03)	$(1.39)	$(1.55)	$(2.74)

The following were excluded from the calculation:

Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	58	—	58	5
Employee stock options because the options’ exercise prices were greater than the average market price of shares	13	27	11	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions, including the Company’s applications for antitrust immunity with other oneworld alliance members; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. In particular, this report includes an estimate of revenue improvement and cost savings associated with certain Company initiatives, a statement regarding when those benefits will be realized, and a statement regarding the Company’s expectations regarding the narrowing of its labor cost disadvantage, each of which is a forward-looking statement. Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging, and unit costs, and statements regarding expectations of regulatory approval of the Company’s applications for antitrust immunity with other oneworld members are also forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations. The following factors could cause the Company’s actual results to differ materially from those expressed in forward-looking statements: the materially weakened financial condition of the Company, resulting from its significant losses in recent years; very weak demand for air travel and lower investment asset returns resulting from the severe global economic downturn; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; potential industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; extensive government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; interruptions or disruptions in service at one or more of the Company’s primary market airports; the heavy taxation of the airline industry; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including the 2009 Form 10-K.

Overview
The Company recorded a net loss of $11 million in the second quarter of 2010 compared to a net loss of $390 million in the same period last year. The Company’s improved performance is primarily the result of higher unit revenues (passenger revenue per available seat mile). Mainline passenger unit revenues increased 16.8 percent for the second quarter due to a 2.0 point load factor increase and a 14.0 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2009. Although the Company recorded significant year-over-year unit revenue improvement in the second quarter of 2010, passenger yields remain insufficient to drive positive net earnings. The Company believes this is the result of a fragmented industry with numerous competitors, excess capacity and pricing transparency resulting from the use of the Internet and other factors. The Company believes that its limited pricing power could persist indefinitely.
The increases in comparative second quarter revenue were partially offset by a significant year-over-year increase in fuel prices from an average of $1.90 per gallon in the second quarter of 2009 to an average of $2.37 per gallon in the second quarter of 2010, including the effects of hedging. The price increase resulted in $334 million in incremental year-over-year fuel expense in the three months ended June 30, 2010 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).
In addition, the Company’s North Atlantic operations in the second quarter 2010 were impacted by the eruption of the Icelandic volcano which began in April. However, flight disruptions did not have a material adverse impact on the Company’s results. Comparatively, during the second quarter of 2009, there was an outbreak of the H1N1 Influenza virus which had an estimated $50 to $80 million adverse revenue impact, primarily on operations to and from Mexico. Also in the second quarter 2009, the Company incurred approximately $70 million in non-recurring charges related to the sale of certain aircraft and the grounding of leased Airbus A300 aircraft prior to lease expiration.
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
Under FlightPlan 2020, the Company launched its network strategy that focuses resources in its cornerstone markets of Dallas/Fort Worth, Chicago, Miami, Los Angeles and New York, and has continued to execute its fleet renewal and replacement plan. Further, the Company continues to pursue its strategy to form cooperative agreements with oneworld members and other airlines. On July 14, 2010 and July 20, 2010, American obtained clearance from the European Commission (EC) and approval by the Department of Transportation (DOT), respectively, for antitrust immunity (ATI) for its planned cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, the Company is awaiting approval by regulatory entities of American’s joint business agreement (JBA) with Japan Airlines (JAL).
Regulatory conditions for ATI approval for the British Airways, Iberia, Finnair and Royal Jordanian cooperative agreement include obligations to lease to other carriers up to seven takeoff and landing slot pairs at London Heathrow and up to three John F. Kennedy airport operational authorities, depending on market conditions. In addition to satisfaction of those conditions, implementation of the JBA requires successful negotiation of certain detailed financial and commercial arrangements among the carriers, and obtaining other approvals. American expects to begin implementing the JBA in the fourth quarter of 2010. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits the Company may derive from such arrangements.
The Company’s and JAL’s joint application to DOT for ATI on certain routes and joint notification to the Ministry of Land Infrastructure, Transport and Tourism of Japan (MLIT) is pending approval. Implementation of the JBA with JAL is also subject to successful negotiation of certain detailed financial and commercial arrangements and other approvals. American expects to begin implementing the JBA with JAL in 2011. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.

The Company’s agreements for the previously announced commercial collaboration in New York and Boston with JetBlue commenced on July 20, 2010. The agreement provides customers with convenient, interline service in non-overlapping markets, letting customers connect between 14 of American’s international destinations from New York’s John F. Kennedy International Airport and Boston’s Logan Airport and 18 domestic cities flown from those two airports by JetBlue. Further, American announced it will expand its relationship with JetBlue in the coming months, so that AAdvantage members and members of JetBlue’s customer loyalty program will be able to earn AAdvantage miles or JetBlue points, respectively, when they fly only on American and JetBlue cooperative interline routes. Under the terms of the agreements for commercial collaboration, American intends to transfer eight slot pairs at Ronald Reagan National Airport in Washington D.C. (currently owned by American) and one slot pair at White Plains, New York (currently owned by AMR Eagle) to JetBlue, and JetBlue intends to transfer twelve slot pairs at JFK to American beginning in the fourth quarter of 2010.
The Company currently estimates that the implementation of its cornerstone strategy, the implementation of the Company’s proposed JBAs with British Airways/Iberia and JAL, and various other alliance and network activities will result in incremental revenues and cost savings of over $500 million per year. The Company expects that it will realize the majority of these incremental revenues and cost savings in 2011, and the remainder by year end 2012. This estimate is based on a number of assumptions that are inherently uncertain, and the Company’s ability to realize these benefits depends on various factors, some of which are beyond the Company’s control, such as obtaining regulatory approvals of its proposed JBAs and other factors referred to above in “Forward-Looking Information.”
The Company is in active labor contract negotiations with each of its organized labor groups. The Company has negotiated tentative agreements with several workgroups within the TWU including the Maintenance Control Technician group, the Material Logistics Specialists group and the Mechanic and Related group. Agreements with these TWU groups are subject to ratification by the relevant membership of TWU, and there are no assurances that these tentative agreements will be ratified. These tentative agreements include lump sum payments and contractual salary increases. If these contracts are ratified by union membership during the third quarter 2010, the Company will incur approximately $60 million for lump sum payments and contractual salary increases in that period. Under these current tentative agreements, the Company anticipates productivity increases in future quarters. Mediated negotiation continues with other TWU workgroups, the Allied Pilots Association (APA) and the Association of Professional Flight Attendants (APFA).
Based on analysis of airline industry labor contracts, the Company estimates that at the beginning of 2010, American’s labor cost disadvantage (the amount by which its labor costs exceed what such costs would be if they were determined based on other network carrier labor contracts) was approximately $600 million per year. The Company expects this gap to narrow as open industry labor contracts are settled. This expectation is based on a number of assumptions, the validity of which cannot be assured. The airline industry labor contract negotiation process is inherently uncertain and the results of labor contract negotiations are difficult to predict.
In March of 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the Acts). The Acts contain provisions potentially impacting the Company’s cost and accounting for active employee and retiree medical benefits in future periods. However, according to the recently released interim final regulations promulgated under the Acts, the Company’s retiree medical benefits will be exempt from many of the mandates of the Acts under a grandfathering provision. Thus, under the Company’s current assessment of the cost and accounting implications of the Acts, no significant impact to its financial statements is expected.
In June 2010, the Company reiterated its intent to evaluate the possible divestiture of AMR Eagle, its wholly-owned regional carrier. AMR Eagle owns two regional airlines – American Eagle Airlines, Inc (American Eagle) and Executive Airlines, Inc. (Executive). American Eagle feeds American Airlines hubs throughout North America, and its affiliate, Executive, carries the American Eagle name throughout the Bahamas and the Caribbean from bases in Miami and San Juan, Puerto Rico. No prediction can be made as to the outcome of any such evaluation, and if AMR were to decide to pursue a divestiture of AMR Eagle, no prediction can be made as to whether any such divestiture will be completed or the impact of any such divestiture on AMR.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (The Dodd-Frank Act). The Dodd-Frank Act contains provisions which may impact the Company, but those effects cannot be predicted at this time. For example, our fuel hedging activities may be affected by the Act and regulations promulgated under the Act.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A in the 2009 Form 10-K. In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in previous years and have used this process to significantly reduce contractual labor and other costs. In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement. It has also become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to persist at high levels for an extended period.
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
As of June 30, 2010, the Company is required to make scheduled principal payments of approximately $529 million on long-term debt and approximately $26 million in payments on capital leases, and the Company expects to spend approximately $1.3 billion on capital expenditures, including aircraft commitments, for the remainder of 2010. In addition, the global economic downturn, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things, may in the future negatively impact the Company’s liquidity.
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
As of June 30, 2010, American had 24 Boeing 737-800 aircraft purchase commitments for the remainder of 2010 and eight Boeing 737-800 aircraft purchase commitments in 2011. In addition to these aircraft purchase commitments, American had firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016. In addition, American previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft. As of June 30, 2010, AMR Eagle had firm commitments for 21 Bombardier CRJ-700 aircraft scheduled to be delivered in the remainder of 2010 and in 2011.
As of June 30, 2010, payments for the above purchase commitments will approximate $954 million in the remainder of 2010, $524 million in 2011, $217 million in 2012, $463 million in 2013, $224 million in 2014, and $246 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.
On July 21, 2010, the Company entered into an amendment to Purchase Agreement No. 1977 with the Boeing Company to exercise rights to acquire additional Boeing 737-800 aircraft. Pursuant to the amendment, American exercised rights to purchase 35 Boeing 737-800 aircraft for delivery in 2011 and 2012. The Company’s total purchase commitments are expected to increase to approximately $4 billion at the end of the third quarter 2010, reflecting this transaction and aircraft deliveries during that period. In conjunction with this transaction, American has arranged for backstop financing of the additional Boeing 737-800 aircraft deliveries, subject to certain terms and conditions.
In 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 firm Boeing 787-9 aircraft and purchase rights to acquire up to 58 additional B787 aircraft. Per the purchase agreement, the first such aircraft was scheduled to be delivered in 2012, and the last firm aircraft was scheduled to be delivered in 2018 with deliveries of additional aircraft, if any, scheduled between 2015 and 2020. In July 2010, the Company and Boeing agreed upon a revised delivery schedule due to the impact of the overall Boeing 787 program delay on American’s delivery positions. The first aircraft is currently scheduled to be delivered in 2014, and the last firm aircraft is scheduled to be delivered in 2018 with deliveries of additional aircraft, if any, scheduled between 2016 and 2021. Additionally, the revised delivery schedule includes terms and conditions consistent with the original agreement and allows the Company the confirmation rights described below.
Under the current 787-9 purchase agreement, except as described below, American will not be obligated to purchase a 787-9 aircraft unless it gives Boeing notice confirming its election to do so at least 18 months prior to the scheduled delivery date for that aircraft. If American does not give that notice with respect to an aircraft, the aircraft will no longer be subject to the 787-9 purchase agreement. These confirmation rights may be exercised until a specified date, May 1, 2014 under the current agreement, provided that those rights will terminate earlier if American reaches a collective bargaining agreement with its pilots union that includes provisions enabling American to utilize the 787-9 to American’s satisfaction in the operations desired by American, or if American confirms its election to purchase any of the initial 42 787-9 aircraft. While there can be no assurances, American expects that it will have reached an agreement as described above with its pilots union prior to the first notification date. In either of those events, American would become obligated to purchase all of the initial 42 aircraft then subject to the purchase agreement. If neither of those events occurs prior to May 1, 2014 under the current agreement, then on that date American may elect to purchase all of the initial 42 aircraft then subject to the purchase agreement, and if it does not elect to do so, the purchase agreement will terminate in its entirety.

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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of June 30, 2010, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.
Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. On June 25, 2010, President Obama signed the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the Relief Act), H.R. 3962, into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. Under the Relief Act, the Company’s 2010 minimum contributions to its defined benefit pension plans have been reduced from $525 million to approximately $460 million. On July 15, 2010, the Company contributed an additional $72 million to its defined benefit pension plans, for a total of $144 million in 2010 as of the date of this filing.
Cash Flow Activity
At June 30, 2010, the Company had $5.1 billion in unrestricted cash and short-term investments, which is an increase of $685 million from the balance as of December 31, 2009. Net cash provided by operating activities in the six-month period ended June 30, 2010 was $1.2 billion, which was comparable to $938 million over the same period in 2009, which reflects an improved operating environment in 2010.
The Company made scheduled debt and capital lease payments of $467 million and invested $729 million in capital expenditures in the first six months of 2010. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
The Company also continued to enter into previously arranged debt and sale leasebacks upon the delivery of new aircraft in the six months ended June 30, 2010. In the first and second quarters of 2010, AMR received delivery of 22 new aircraft financed through $711 million of various previously announced arrangements.
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

RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
Revenues
The Company’s revenues increased approximately $785 million, or 16.0 percent, to $5.7 billion in the second quarter of 2010 from the same period last year. American’s passenger revenues increased by 16.4 percent, or $602 million, on approximately a one-half percent decrease in capacity (available seat mile) (ASM). American’s passenger load factor increased by approximately 2.0 points to 83.9 percent, while passenger yield increased by 14.0 percent to 13.28 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 16.8 percent to 11.14 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended June 30, 2010
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
DOT Domestic	11.20	14.4%	23.4	0.0%
International	11.05	20.9	15.0	(1.0)
DOT Latin America	10.90	13.8	7.2	2.7
DOT Atlantic	11.36	28.3	6.0	(6.2)
DOT Pacific	10.57	25.3	1.8	3.6
The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $87 million, or 16.9 percent, to $600 million as a result of higher yield. Regional Affiliates’ traffic increased 2.2 percent to 2.2 billion revenue passenger miles (RPMs), on a capacity increase of 2.5 percent to 3.0 billion ASMs, resulting in a nearly static passenger load factor at 74.5 percent.
Other revenues increased 10.6 percent, or $60 million, to $625 million due to increases in baggage and AAdvantage partner revenues.

Operating Expenses
The Company’s total operating expenses increased 7.1 percent, or $363 million, to $5.5 billion in the second quarter of 2010 compared to the second quarter of 2009. The Company’s operating expenses per ASM in the second quarter of 2010 increased 7.3 percent to 13.23 cents compared to the second quarter of 2009. These increases are due primarily to increased fuel prices in the second quarter of 2010 compared to the second quarter of 2009.

	Three Months
(in millions)	Ended	Change	Percentage
Operating Expenses	June 30, 2010	from 2009	Change
Wages, salaries and benefits	$1,714	16	0.9%
Aircraft fuel	1,655	321	24.1 (a)
Other rentals and landing fees	352	14	4.1
Maintenance, materials and repairs	340	26	8.3 (b)
Depreciation and amortization	267	(15)	(5.3)
Commissions, booking fees and credit card expense	248	41	19.8 (c)
Aircraft rentals	145	19	15.1
Food service	121	(2)	(1.6)
Special charges	—	(23)	(100.0)
Other operating expenses	636	(34)	(5.1)

Total operating expenses	$5,478	363	7.1%

(a)
Aircraft fuel expense increased primarily due to a 25.3 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging). The Company recorded $64 million and $197 million in net losses on its fuel hedging contracts for the three months ended June 30, 2010 and June 30, 2009, respectively.

(b)	Maintenance, materials and repairs increased due to the timing of materials and repairs expenses.

(c)	Commissions, booking fees and credit card expense increased 19.8% primarily in conjunction with the 16.0% increase in the Company’s revenues.
Other Income (Expense)
Interest income decreased $3 million due to a decrease in interest rates. Interest expense increased $42 million as a result of an increase in the Company’s long-term debt balance.
Income Tax
The Company did not record a net tax provision (benefit) associated with its second quarter 2010 or 2009 net loss due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	32,215	31,564
Available seat miles (millions)	38,413	38,566
Cargo ton miles (millions)	478	399
Passenger load factor	83.9%	81.8%
Passenger revenue yield per passenger mile (cents)	13.28	11.65
Passenger revenue per available seat mile (cents)	11.14	9.53
Cargo revenue yield per ton mile (cents)	35.67	33.53
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	12.62	11.76
Fuel consumption (gallons, in millions)	627	638
Fuel price per gallon (dollars)	2.37	1.89
Operating aircraft at period-end	619	618

Regional Affiliates
Revenue passenger miles (millions)	2,230	2,182
Available seat miles (millions)	2,994	2,921
Passenger load factor	74.5%	74.7%

(*)	Excludes $662 million and $608 million of expense incurred related to Regional Affiliates in 2010 and 2009, respectively.
Operating aircraft at June 30, 2010, included:
American Airlines Aircraft

Boeing 737-800	128
Boeing 757-200	124
Boeing 767-200 Extended Range	15
Boeing 767-300 Extended Range	58
Boeing 777-200 Extended Range	47
McDonnell Douglas MD-80	247

Total	619

AMR Eagle Aircraft

Bombardier CRJ-700	26
Embraer 135	39
Embraer 140	59
Embraer 145	118
Super ATR	39

Total	281

The average aircraft age for American’s and AMR Eagle’s aircraft is 15.0 years and 9.3 years, respectively.
Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.
Of the operating aircraft listed above, 17 owned Embraer RJ-135 aircraft were in temporary storage as of June 30, 2010.
In July 2010 through the date of this filing, the Company permanently retired two McDonnell Douglas MD-80 aircraft, received two Boeing 737-800 aircraft and received two Bombardier CRJ-700 aircraft into its active fleet.
Owned and leased aircraft not operated by the Company at June 30, 2010, included:
American Airlines Aircraft

Boeing 737-800	1
Airbus A300-600R	25
Fokker 100	4
McDonnell Douglas MD-80	40

Total	70

AMR Eagle Aircraft

Saab 340B	44

Total	44

For the Six Months Ended June 30, 2010 and 2009
Revenues
The Company’s revenues increased approximately $1.0 billion, or 10.4 percent, to $10.7 billion in the first six months of 2010 from the same period last year. American’s passenger revenues increased by 10.2 percent, or $753 million, on a 1.4 percent decrease in capacity (available seat mile) (ASM). American’s passenger load factor increased 2.1 points to 80.9 percent while passenger yield increased by 8.9 percent to 13.31 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 11.8 percent to 10.78 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Six Months Ended June 30, 2010
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
DOT Domestic	10.73	10.2%	46.2	(0.5)%
International	10.86	14.5	29.0	(2.9)
DOT Latin America	11.40	9.2	14.5	(1.4)
DOT Atlantic	10.42	23.4	11.0	(5.9)
DOT Pacific	9.91	11.9	3.4	0.8
The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $128 million, or 13.2 percent, to $1.1 billion as a result of higher yield. Regional Affiliates’ traffic increased 1.2 percent to 4.1 billion revenue passenger miles (RPMs), on a capacity increase of approximately one-half of a percent to 5.8 billion ASMs, resulting in a one-half point increase in the passenger load factor to 71.0 percent.
Other revenues increased 7.7 percent, or $87 million, to $1.2 billion due to increases in baggage and AAdvantage partner revenues.

Operating Expenses
The Company’s total operating expenses increased 6.9 percent, or $696 billion, to $10.8 billion in the six months ended June 30, 2010 compared to the same period in 2009. The Company’s operating expenses per ASM increased 8.3 percent to 13.38 cents compared to the six months ended June 30, 2009. These increases are due primarily to increased fuel prices in the first half of 2010 compared to the first half of 2009.

	Six Months
(in millions)	Ended	Change	Percentage
Operating Expenses	June 30, 2010	from 2009	Change
Wages, salaries and benefits	$3,417	31	0.9%
Aircraft fuel	3,131	499	19.0 (a)
Other rentals and landing fees	704	42	6.3
Maintenance, materials and repairs	691	72	11.6 (b)
Depreciation and amortization	534	(20)	(3.6)
Commissions, booking fees and credit card expense	482	58	13.7 (c)
Aircraft rentals	274	24	9.6
Food service	236	(1)	(0.4)
Special charges	—	(36)	(100.0)
Other operating expenses	1,375	27	2.0

Total operating expenses	$10,844	696	6.9%

(a)
Aircraft fuel expense increased primarily due to a 21.1 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging). The Company recorded $114 million and $465 million in net losses on its fuel hedging contracts for the six months ended June 30, 2010 and June 30, 2009, respectively.

(b)	Maintenance, materials and repairs increased due to the timing of materials and repairs expenses.

(c)	Commissions, booking fees and credit card expense increased 13.7 percent primarily in conjunction with the 10.4 percent increase in the Company’s revenues.
Other Income (Expense)
Interest income decreased $9 million due to a decrease in interest rates. Interest expense increased $65 million as a result of an increase in the Company’s long-term debt balance.
Income Tax
The Company did not record a net tax provision (benefit) associated with its loss for the six months ended June 30, 2010 or June 30, 2009 due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	60,916	60,158
Available seat miles (millions)	75,259	76,348
Cargo ton miles (millions)	925	770
Passenger load factor	80.9%	78.8%
Passenger revenue yield per passenger mile (cents)	13.31	12.23
Passenger revenue per available seat mile (cents)	10.78	9.64
Cargo revenue yield per ton mile (cents)	35.04	36.12
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	12.76	11.79
Fuel consumption (gallons, in millions)	1,225	1,255
Fuel price per gallon (dollars)	2.30	1.90

Regional Affiliates
Revenue passenger miles (millions)	4,093	4,043
Available seat miles (millions)	5,767	5,739
Passenger load factor	71.0%	70.4%

(*)	Excludes $1.3 billion and $1.2 billion of expense incurred related to Regional Affiliates in 2010 and 2009, respectively.
Outlook
The Company currently expects capacity for American’s mainline jet operations to increase by approximately 3.0 percent in the third quarter of 2010 versus the third quarter of 2009. American’s mainline capacity for the full year 2010 is expected to increase approximately one percent from 2009 with a marginal decrease in domestic capacity and approximately a 2.4 percent growth in international capacity.
The Company expects third quarter 2010 mainline unit costs to remain static year over year. The third quarter 2010 unit cost expectations reflect the projected increase in the cost of fuel year over year offset by special expense items recorded in third quarter of 2009. In addition, unit cost increases are expected due to anticipated higher revenue-related expenses (such as booking fees and commissions) and financing costs related to Boeing 737-800 and other aircraft deliveries. Due to these cost pressures, the Company expects third quarter unit costs excluding fuel and prior year special items to also be consistent with the prior year period.
The Company is in active labor contract negotiations with each of its organized labor groups. The Company has negotiated tentative agreements with several workgroups within the TWU including the Maintenance Control Technician group, the Material Logistics Specialists group and the Mechanic and Related group. Agreements with these TWU groups are subject to ratification by the relevant membership of TWU, and there are no assurances that these tentative agreements will be ratified. These tentative agreements include lump sum payments and contractual salary increases. If these contracts are ratified by union membership, the Company’s estimate of the third quarter 2010 mainline unit cost impact of the currently negotiated tentative agreements is an incremental 0.15 cents. The Company anticipates implementing productivity improvements consistent with the agreements that will help to offset the ongoing cost of salary increases.
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
The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes. Therefore, actual results may differ. The Company does not hold or issue derivative financial instruments for trading purposes.
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts. Market risk is estimated as a hypothetical ten percent increase in the June 30, 2010 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $526 million, inclusive of the impact of effective fuel hedge instruments outstanding at June 30, 2010, and assumes the Company’s fuel hedging program remains effective. Comparatively, based on projected 2010 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $499 million in the twelve months ended December 31, 2009, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2009. The change in market risk is primarily due to the increase in fuel prices.
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
As of June 30, 2010, the Company had cash flow hedges, with collars and options, covering approximately 42 percent of its estimated remaining 2010 fuel requirements. The consumption hedged for the remainder of 2010 is capped at an average price of approximately $2.37 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.81 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). The Company’s collars represent approximately 41 percent of its estimated remaining 2010 fuel requirements. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. During the quarter ending on June 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case, against certain airline defendants and Orbitz LLC. The three cases were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division. Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. Of the three cases, only two remain: Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division; the third case having been previously dismissed with prejudice. On October 29, 2007, the court dismissed all actions. The Tam plaintiffs appealed the court’s decision, and on October 2, 2009, the Sixth Circuit Court of Appeals affirmed the lower court decision. The Tam plaintiffs have filed a petition for writ of certiorari with the U.S. Supreme Court. The Swope plaintiffs and the remaining defendants, including American, have agreed to terms for settling the case for a nominal amount. American continues to vigorously defend the Tam Travel case. A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.
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
On February 14, 2006, the Antitrust Division of the United States Department of Justice (DOJ) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received from the Swiss Competition Commission a request for information concerning, among other things, the scope and organization of the Company’s activities in Switzerland. On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission seeking information regarding the Company’s corporate structure, and revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company’s cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company. The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law. The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company. The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.
Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation. On October 25, 2006, these cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, Civ. No. 06-1793 (the Passenger MDL). On July 9, 2007, the Company was named as a defendant in the Passenger MDL. On August 25, 2008, the plaintiffs dismissed their claims against the Company in this action. On March 13, 2008, and March 14, 2008, an additional purported class action complaint, Turner v. American Airlines, et al., Civ. No. 08-1444 (N.D. Cal.), was filed against the Company, alleging that the Company violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation in Japan and certain European countries, respectively. The Turner plaintiffs have failed to perfect service against the Company, and it is unclear whether they intend to pursue their claims. In the event that the Turner plaintiffs pursue their claims, the Company will vigorously defend these lawsuits, but any adverse judgment in these actions could have a material adverse impact on the Company.

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
The following exhibits are included herein:
10.1
Supplemental Agreement No. 34 to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company dated as of July 21, 2010. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.2
Supplemental Agreement No. 2 to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company dated as of July 21, 2010. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2010 and 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101
The following materials from AMR Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION
Date: July 21, 2010	BY:	/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President — Finance and Planning and Chief Financial Officer (Principal Financial and Accounting Officer)