Form 10-Q/A
period 2010-12-09
AMR CORP
filed 2010-12-09
CIK 6201

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

EXPLANATORY NOTE

This Form 10-Q/A  (Amendment No. 1) to AMR Corporation’s (AMR’s) Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, initially filed with the Securities and Exchange Commission (SEC) on July 21, 2010 (Original Filing) is being filed in response to communications received from the SEC in connection with a confidential treatment request with respect to (i) Exhibit 10.1,  Purchase Agreement No. 1977 Supplement 34 dated as of July 21, 2010, and (ii) Exhibit 10.2, Purchase Agreement No. 3219 Supplement No. 2 dated as of July 21, 2010. Item 6 of Part II of the Original Filing is hereby amended to include revised redacted versions of Exhibits 10.1 and 10.2.

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

AMR CORPORATION

Date:  December 9, 2010                              BY:      /s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer