Form 10-K
period 2010-12-31
AMR CORP
filed 2011-02-16
CIK 6201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $2.3 billion. As of February 9, 2011, 333,435,431 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2011.

PART I

ITEM 1.	BUSINESS

AMR Corporation (AMR or the Company) was incorporated in October 1982. Virtually all of AMR’s operations fall within the airline industry. AMR’s principal subsidiary, American Airlines, Inc. (American), was founded in 1934. At the end of 2010, American provided scheduled jet service to approximately 160 destinations throughout North America, the Caribbean, Latin America, Europe and Asia.

AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as “American Eagle” — American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, the American Eagle® carriers). American also contracts with an independently owned regional airline, which does business as “AmericanConnection” (the AmericanConnection® carrier).

The AMR Eagle fleet is operated to feed passenger traffic to American pursuant to a capacity purchase agreement between American and AMR Eagle under which American receives all passenger revenue from flights and pays AMR Eagle a fee for each flight. The capacity purchase agreement reflects what the Company believes are current market rates received by other regional carriers for similar flying. Amounts paid to AMR Eagle under the capacity purchase agreement are available to pay for various operating expenses of AMR Eagle, such as crew expenses, maintenance and aircraft ownership. As of December 31, 2010, AMR Eagle operated approximately 1,500 daily departures, offering scheduled passenger service to over 175 destinations in North America, Mexico and the Caribbean. On a separate company basis, AMR Eagle reported $2.3 billion in revenue in 2010. However, this historical financial information is not indicative of what AMR Eagle’s future revenues might be if AMR Eagle were a stand-alone entity.

American, AMR Eagle and the AmericanConnection® airline serve more than 250 cities in approximately 50 countries with, on average, 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft. American Airlines is also a founding member of oneworld® alliance, which enables member airlines to offer their customers more services and benefits than any member airline can provide individually. These services include a broader route network, opportunities to earn and redeem frequent flyer miles across the combined oneworld network and more airport lounges. Together, oneworld members serve 750 destinations in approximately 150 countries, with about 8,500 daily departures. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.

Competition

Domestic Air Transportation   The domestic airline industry is fiercely competitive. Currently, any United States (U.S.) air carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates in five primary domestic markets: Dallas/Fort Worth (DFW), Chicago O’Hare, Miami, New York City and Los Angeles.

The American Eagle® carriers increase the number of markets the Company serves by providing connections at American’s primary markets. The AmericanConnection® carrier currently provides connecting service to American through Chicago O’Hare. American’s competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.

On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: AirTran Airways (Air Tran), Alaska Airlines (Alaska), Continental Airlines (Continental), Delta Air Lines (including Northwest Airlines) (Delta), Frontier Airlines, JetBlue Airways (JetBlue), Hawaiian Airlines, Southwest Airlines (Southwest), Spirit Airlines, United Airlines (United), US Airways, Virgin America Airlines and their affiliated regional carriers. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, the Company faces competition on some of its connecting routes from carriers operating point-to-point service on such routes. The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation. On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.

American commenced commercial collaboration in New York and Boston with JetBlue during 2010. American’s agreement with JetBlue provides customers with interline service in non-overlapping markets, letting customers connect between 15 of American’s international destinations from New York and Boston and 26 domestic cities flown by JetBlue. Further, American expanded its relationship with JetBlue so that AAdvantage members and members of JetBlue’s customer loyalty program will be able to earn AAdvantage miles or JetBlue points, respectively, when they fly on American and JetBlue cooperative interline routes.

Most of the Company’s largest domestic competitors and several smaller carriers have reorganized under the protection of Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) in recent years. It is possible that in the future one or more of the Company’s competitors may seek to reorganize in or out of Chapter 11. Successful reorganizations present the Company with competitors with significantly lower operating costs derived from renegotiated labor, supply and financing contracts.

International Air Transportation   In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia. The Company’s operating revenues from foreign operations (flights serving international destinations) were approximately 40 percent of the Company’s total operating revenues in each of the three years 2010, 2009, and 2008. Additional information about the Company’s foreign operations is included in Note 14 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers — including American — have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Air Berlin, Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, China Eastern Airlines, Dragonair, Deutsche Bahn German Rail, EL AL, Etihad Airways, EVA Air, Finnair, GOL, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines (JAL), Jet Airways, JetStar Airways, LAN (includes LAN Airlines, LAN Argentina, LAN Ecuador and LAN Peru), Malév Hungarian Airlines, Niki Airlines, Qantas Airways, Royal Jordanian, S7 Airlines, and Vietnam Airlines.

American is also a founding member of the oneworld alliance, which includes British Airways, Cathay Pacific, Finnair, LAN Airlines, Iberia, Qantas, JAL, Malév Hungarian, Mexicana, Royal Jordanian and S7 Airlines. S7 Airlines, which is Russia’s largest domestic airline, joined the oneworld alliance in November 2010. Kingfisher, India’s leading domestic airline, is scheduled to join the alliance in 2011 and Air Berlin, the 5th largest airline in Europe, is scheduled to join in 2012. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities.

In July 2010, American obtained clearance from the European Commission (EC) and approval by the DOT for antitrust immunity (ATI) for its cooperation with British Airways, Iberia, Finnair and Royal Jordanian. This approval enables American, British Airways and Iberia, through a joint business agreement (JBA), to cooperate on flights between North America and most countries in Europe, and allows pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. American began implementation of the JBA with British Airways and Iberia and expanded cooperation with Finnair and Royal Jordanian in October 2010.

In February 2010, American and JAL entered into a JBA which will enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. This, in turn, will allow both carriers to better complement each other’s operations and to develop and offer competitive products and quality service to their customers. In the fourth quarter of 2010,

American and JAL received approval for ATI on certain routes between North America and Asia from the DOT and the Ministry of Land Infrastructure, Transport and Tourism of Japan (MLIT). Implementation of the JBA is subject to successful negotiation of certain detailed financial and commercial arrangements and other approvals. American expects to begin implementing the JBA with JAL in 2011.

Price Competition   The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares, as failing to match would provide even less revenue due to customers’ price sensitivity.

There are a number of low-cost carriers (LCCs) in the domestic market and the Company competes with LCCs over a very large part of its network. Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares. In addition, several air carriers have reorganized in recent years under Chapter 11, including United, Delta and US Airways. These cost reduction efforts and bankruptcy reorganizations have allowed carriers to decrease operating costs. In the past, lower cost structures have generally resulted in fare reductions. If fare reductions by the Company are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields and/or cost reductions, the Company’s operating results will be negatively impacted.

Regulation

General   The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities, certain consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates flying operations generally, including establishing standards for personnel, aircraft and certain security measures. As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs. The Company is progressing toward the completion of over 500 airworthiness directives, a number of which require the Company to perform significant maintenance work and to incur additional expenses. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods. DOT and DOJ have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. In addition, as a result of heightened levels of concern regarding data privacy, the Company is subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.

In December 2009, the DOT issued a new rule intended to enhance air passenger protections. The new rule, which went into effect in April 2010, created new areas of regulation in passenger protection, including a requirement that certain carriers, including American, adopt contingency plans for lengthy tarmac delays at most U.S. airports. A carrier’s failure to meet certain service performance criteria under the rule could subject it to substantial civil penalties.

On September 10, 2010, the FAA introduced a Notice of Proposed Rulemaking (NPRM) to change for all carriers certificated under Part 121 of the Federal Aviation Regulations, including American and the AMR Eagle carriers, the required amount and timing of rest periods for pilots between work assignments, modifying duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. The Company and other carriers are seeking clarification with the FAA of certain provisions of the proposed rule changes to determine if the new requirements could have a material adverse impact on the Company. If these regulations were promulgated in their current form, we believe they could have a material adverse impact on the Company.

International   International air transportation is subject to extensive government regulation. The Company’s operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities (such as the European Union), and in some cases, fares and schedules require the approval of DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries served by the Company are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, or otherwise adversely affect the Company’s international operations. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations) before the air carrier can introduce new service or increase existing service. The availability of such slots is not assured and the inability of the Company to obtain and retain needed slots could therefore inhibit its efforts to compete in certain international markets.

In April 2007, the U.S. and the EU approved an open skies air services agreement that provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and any airport in the EU including London’s Heathrow Airport. The provisions of the agreement took effect on March 30, 2008. Under the agreement, every U.S. and EU airline is authorized to operate between airports in the U.S. and Heathrow. Notwithstanding the open skies agreement, Heathrow is a slot-controlled airport. The agreement has resulted in the Company facing increased competition in serving Heathrow. The Company is also facing competition in other European markets. In March 2010, the EU and the U.S. committed to the extension of the “open skies” air services agreement. The extension of this agreement reinforces the relationship between the EU and the U.S. and furthers the cause of aviation liberalization. See Item 1A, Risk Factors, and Note 11 to the consolidated financial statements for additional information.

In December 2009, the U.S. and Japan reached a tentative open skies air services agreement that provides airlines from the U.S. and Japan open access to each other’s markets. The tentative agreement was signed by U.S. and Japanese representatives on October 25, 2010. The open skies agreement enables carriers of the two parties to operate between any two airports in the U.S. and Japan as well as fly to points beyond the two countries without restriction.

The U.S. and Colombia reached an open skies aviation pact in November 2010 that will remove restrictions between the two countries by the end of 2012. The proposed deal, which still needs to be finalized, will remove existing restrictions on the number of flights that can be operated between the countries. Also in 2010, the U.S. and Brazil entered into an open skies aviation services agreement that will provide for a phase-in of open skies by October 2015. The agreement immediately removes restrictions on pricing and on the routes between each country that can be served by U.S. and Brazilian scheduled and charter airlines.

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

Airport Access   Operations at four major domestic airports and certain foreign airports served by the Company are regulated by governmental entities through allocations of “slots” or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C., LaGuardia and JFK in New York, and Newark. The Company’s operations at these airports generally require the allocation of slots or analogous regulatory authorities. Similarly, the Company’s operations at Tokyo’s Narita Airport, London’s Heathrow Airport and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. The Company currently has sufficient slots or analogous authorizations to operate its existing flights, and it has generally been able to obtain the rights to expand its operations and to change its schedules. There is no assurance, however, that the Company will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

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

Environmental Matters   The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). Certain operations of the Company concerning employee safety and health matters are also subject to the oversight of the Occupational Safety and Health Administration (OSHA). The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company’s operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements.

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

Labor

The airline business is labor intensive. Wages, salaries and benefits represented approximately 31 percent of the Company’s consolidated operating expenses for the year ended December 31, 2010. The average full-time equivalent number of employees of the Company’s subsidiaries for the year ended December 31, 2010 was 78,250.

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

In 2006, American and the APA commenced negotiations under the RLA. In April of 2008, following a request by the APA, a mediator was appointed by the NMB. The parties have been in mediated negotiations since that time. The APA has filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American. While American is vigorously defending these claims, and has achieved favorable outcomes in many of them, a number still are ongoing and unfavorable outcomes of one or more of them could require American to incur additional costs, change the way it conducts some parts of its business, or otherwise adversely affect the Company.

Also in 2006, American and the TWU commenced negotiations with respect only to dispatchers, one of the seven groups at American represented by the TWU. Subsequently, following a request by the parties, a mediator was appointed by the NMB for the dispatcher negotiations. Thereafter, in November 2007, American and the TWU commenced negotiations under the RLA with respect to the other employee groups represented by the TWU. Direct negotiations between American and the TWU employees with respect to those other groups continued until December 2008, at which time the parties jointly filed with the NMB for mediation with respect to the fleet service, stores, ground school instructors, and simulator technician groups of employees. The NMB appointed a mediator soon thereafter. Then, in February 2009, following a request by the TWU, a mediator was appointed by the NMB with respect to the mechanics and the technical specialists. The Company negotiated tentative agreements with several workgroups within the TWU, including the Maintenance Control Technician group, the Material Logistics Specialists group and the Mechanic and Related group. Agreements with the TWU groups are subject to ratification by the relevant membership of TWU, and while the Maintenance Control Technician group ratified their agreement, the Material Logistics Specialists group and the Mechanic and Related group tentative agreements were not ratified. Mediated negotiations with the TWU with respect to those groups continue.

American and the APFA commenced negotiations in the first half of 2008. Direct negotiations between the parties continued until December 2008, at which time the parties jointly filed an application to the NMB asking that a mediator be appointed. The NMB appointed a mediator soon thereafter. Since that time, the parties have been conducting mediated negotiations as scheduled by the NMB.

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

The Association of Flight Attendants (AFA) represents the flight attendants of the American Eagle carriers. The current agreement between the American Eagle carriers and the AFA became amendable on October 27, 2009. The parties are in direct negotiations.

The other union employees at the American Eagle carriers are covered by separate agreements with the TWU. The agreements between the American Eagle carriers and the TWU were amendable beginning on October 1, 2007, and the parties commenced negotiations. In January 2009, an application for mediation was filed with the NMB and a mediator was appointed to assist the parties. In January 2010, American Eagle and the TWU reached a tentative agreement with respect to aircraft maintenance technicians and fleet service clerks for 24 months, effective the date of signing. The mechanics ratified the tentative agreement in March of 2010. The fleet service clerks failed to ratify the January 2010 tentative agreement. A second tentative agreement was reached with the TWU with respect to the fleet service clerks in June of 2010; that tentative agreement also was not ratified. Mediation with the TWU concerning American Eagle’s dispatchers and fleet services clerks continues.

Fuel

The Company’s operations and financial results are significantly affected by the availability and price of jet fuel. The Company’s fuel costs and consumption for the years 2008 through 2010 were:

				Percent of
	Gallons		Average Cost	AMR’s Operating
Year	Consumed	Total Cost	per Gallon	Expenses
	(In millions)	(In millions)	(In dollars)

2008	2,971	$9,014	$3.034	35.1
2009	2,762	5,553	2.010	26.5
2010	2,764	6,400	2.316	29.3

The impact of fuel price changes on the Company and its competitors depends on various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into jet fuel and heating oil hedging contracts to dampen the impact of the volatility of jet fuel prices. The Company does not take a view on the direction of fuel prices; instead, the Company layers in fuel hedges on a systematic basis. As a result, the impact on the Company from its fuel hedging program can be very different from the impact of fuel hedging on the Company’s competitors who follow a different hedging philosophy. Depending on movements in the price of fuel, the Company’s fuel hedging program can result in gains or losses on its fuel hedges.

During 2010, 2009 and 2008, the Company’s fuel hedging program increased (decreased) the Company’s fuel expense by approximately $142 million, $651 million and ($380) million, respectively. As of January 2011, the Company had cash flow hedges, with option contracts, primarily heating oil collars and call options, covering approximately 35 percent of its estimated 2011 fuel requirements. The consumption hedged for 2011 by cash flow hedges is capped at an average price of approximately $2.52 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.92 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.

Additional information regarding the Company’s fuel program is also included in Item 7(A) “Quantitative and Qualitative Disclosures about Market Risk,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7 to the consolidated financial statements.

Frequent Flyer Program

American established the AAdvantage® frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage benefits from a growing base of approximately 67 million members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional AAdvantage miles. AAdvantage members earn mileage credits by flying on American, American Eagle, and the AmericanConnection® carrier or by using services of other participants in the AAdvantage program. Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or other participating airlines, or for other awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity controlled seating. A member’s mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.

American sells mileage credits and related services to other participants in the AAdvantage program. There are over 1,000 program participants, including a leading credit card issuer, hotels, car rental companies and other products and services companies in the AAdvantage program. The Company believes that program participants benefit from the sustained purchasing behavior of AAdvantage members, which translates into a recurring stream of revenues for AAdvantage. Under its agreements with AAdvantage members and program participants, the Company reserves the right to change the AAdvantage program at any time without notice, and may end the program with six months notice. As of December 31, 2010, AAdvantage had approximately 67 million total members, and 587 billion outstanding award miles. During 2010, AAdvantage issued approximately 185 billion miles, of which approximately 62% were sold to program participants. See “Critical Accounting Policies and Estimates” under Item 7 for more information on AAdvantage.

Cargo

American Airlines Cargo, a division of American Airlines, Inc., provides over 90 million pounds of weekly cargo lift capacity to major cities in the United States, Europe, Canada, Mexico, the Caribbean, Latin America and Asia. American’s cargo network is one of the largest air cargo networks in the world, with facilities and interline connections available across the globe. During 2010, American Airlines Cargo accounted for approximately 3.0% of the Company’s operating revenues by generating $672 million in freight and mail revenue, an increase of 16.3% versus 2009.

Other revenues

Other revenues, which approximate 10.8% of total revenues, includes revenue from the marketing services related to the sale of mileage credits in the AAdvantage program as discussed above, membership fees and related revenue from the Company’s Admirals Club operations, and other miscellaneous service revenue, including administrative service charges and baggage handling fees. Other revenues have been increasing as the Company unbundles its services and charges for ancillary services.

Other Matters

Seasonality and Other Factors   The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease, and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2010 is included in Note 15 to the consolidated financial statements. In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2011, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would incur substantially higher premiums and more restrictive terms. There can be no assurance that comparable war-risk coverage will be available in the commercial market. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.

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

We incurred significant losses in recent years, which has materially weakened our financial condition. We lost $893 million in 2005, $781 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. Although we earned a profit of $456 million in 2007 and $189 million in 2006, we lost $2.1 billion in 2008 (which included a $1.2 billion impairment charge), and, primarily as a result of very weak demand for air travel driven by the severe downturn in the global economy, we lost $1.5 billion in 2009 and $471 million in 2010. Because of our weakened financial condition, we are vulnerable both to the impact of unexpected events (such as terrorist attacks) and to deterioration of the operating environment (such as a significant increase in jet fuel prices or significant increased competition).

The severe global economic downturn resulted in very weak demand for air travel and lower investment asset returns, which has had and could continue to have a significant negative impact on us.

Although demand for air travel has improved as the global economy continues to recover from the recent severe downturn, demand continues to be weak by historical standards. We began to experience weakening demand late in 2008, and this weakness continued into 2010. We reduced capacity in 2008, and in the first half of 2009 we announced additional reductions to our capacity plan. In connection with these capacity reductions, the Company incurred special charges related to aircraft, employee reductions and certain other charges. Demand for air travel may weaken if the global economy does not continue to recover. No assurance can be given that capacity adjustments or other steps we may take in response to changes in demand will be successful. Capacity reductions or other steps might result in additional special charges in the future. Further, other carriers may make capacity adjustments which may reduce the expected benefits of any steps we may take to respond to changes in demand. Industry-wide capacity may increase to the extent the economy continues to recover from the global recession. If industry capacity increases, and if consumer demand does not continue to pace those increases, we, and the airline industry as a whole, could be negatively impacted.

The economic downturn has resulted in broadly lower investment asset returns and values. Our pension assets suffered a material decrease in value in 2008 related to broader stock market declines, which resulted in higher pension expense in 2009 and 2010 and will result in higher pension expense and higher required contributions in future years. In addition, under certain circumstances, we may be required to maintain cash reserves under our credit card processing agreements and to post cash collateral on fuel hedging contracts. These issues individually or collectively may have a material adverse impact on our liquidity. Also, disruptions in the capital markets and other sources of funding may make it impossible for us to obtain necessary additional funding or make the cost of that funding prohibitive.

We face numerous challenges as we seek to maintain sufficient liquidity, and we will need to raise substantial additional funds. We may not be able to raise those funds, or to do so on acceptable terms.

In the next several years, we have significant debt, lease and other obligations, including significant pension funding obligations. We also expect to make substantial capital expenditures during that time. For example, in 2011, we will be required to make approximately $2.5 billion of principal payments on long-term debt and capital leases, and we expect to spend approximately $1.6 billion on capital expenditures, including aircraft commitments. In addition, in 2011, we are required to contribute approximately $520 million to our pension plans. Moreover, the global economic downturn, rising fuel prices, the potential obligation to post reserves under credit card processing agreements and the potential obligation to post cash collateral on fuel hedging contracts, among other things, have negatively impacted, and may in the future negatively impact, our liquidity. To meet our commitments and to maintain sufficient liquidity as we continue to implement our revenue enhancement and cost reduction initiatives, we will need continued access to substantial additional funding. Moreover, while we have arranged financings that, subject to certain terms and conditions (including, in the case of financing arrangements covering a significant number of aircraft, a condition that, at the time of borrowing, we have a certain amount of unrestricted cash and short term investments), cover all of our aircraft delivery commitments through 2011, we will continue to need to raise substantial additional funds to meet our commitments.

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

Since the terrorist attacks of September 11, 2001 (the “Terrorist Attacks”), our credit ratings have been lowered to significantly below investment grade. These reductions have increased our borrowing costs and otherwise adversely affected borrowing terms, and limited borrowing options. Additional reductions in our credit ratings might have other effects on us, such as further increasing borrowing or other costs or further restricting our ability to raise funds.

A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding for us. In addition, the global economic downturn resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding. As a result of these and other factors, although we believe we have or can access sufficient liquidity to fund our operations and obligations, there can be no assurances to that effect. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

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

Under such agreements, the amount of the reserve that may be required generally is based on the credit card processor’s exposure to the Company under the applicable agreement and, in the case of a reserve required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of December 31, 2010, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to reduce our costs. Although we have a number of initiatives underway to address our cost and revenue challenges, some of these initiatives involve changes to our business which we may be unable to implement. In addition, it has become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of our initiatives to generate additional revenues and reduce our costs cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for us to continue to fund our obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not continue to improve or if fuel prices were to increase and persist for an extended period at high levels.

We may be adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

Our results are very significantly affected by the cost, price volatility and the availability of jet fuel, which are in turn affected by a number of factors beyond our control. Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. Although we had some success in raising fares and imposing fuel surcharges in reaction to high fuel prices, these fare increases and surcharges did not keep pace with the extraordinary increases in the price of fuel that occurred in 2007 and 2008. Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have steadily increased since the first quarter of 2009 and remain high and extremely volatile by historical standards. Furthermore, reduced demand or increased fare competition, or both, and resulting lower revenues may offset any potential benefit of any reductions in fuel prices.

While we do not currently anticipate a significant reduction in fuel availability, dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil producing areas or elsewhere, or a reduction in refining capacity (due to natural disasters or weather events, for example), or governmental limits on the production or sale of jet fuel (including as a consequence of increased environmental regulation), there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost would have a material adverse impact on us.

We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft. We believe it is imperative that we continue to execute our fleet renewal plans. However, there will be significant delays in the deliveries of the Boeing 787-9 aircraft we currently have on order.

Our aviation fuel purchase contracts generally do not provide meaningful price protection. While we seek to manage the risk of fuel price increases by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs. In addition, a deterioration of our financial position could negatively affect our ability to enter into derivative contracts in the future. Moreover, declines in fuel prices below the levels established in derivative contracts may require us to post material amounts of cash collateral to secure the loss positions on such contracts, and if such contracts close when fuel prices are below the applicable levels, we would be required to make payments to close such contracts; these payments would be treated as additional fuel expense.

We could be materially adversely affected if we are unable to resolve favorably our pending litigation with certain Global Distribution Systems (GDSs) and business discussions with certain on-line travel agents.

We are currently involved in litigation with certain GDSs and in business discussions with certain on-line travel agents. An adverse outcome in any of these matters could have a material adverse effect on our level of bookings, business and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — GDS Discussion.” In addition, our contracts with the GDSs operated by Sabre, Travelport and Amadeus expire in 2011. We could be adversely affected if we are unable to renegotiate contract renewals on acceptable terms.

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

Service over almost all of our routes is highly competitive and fares remain at low levels by historical standards. We face vigorous, and, in some cases, increasing, competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost carriers and, particularly on shorter segments, ground and rail transportation. We also face increasing and significant competition from marketing/operational alliances formed by our competitors. Competition with foreign air carriers and with such marketing/operational alliances has been increasing in recent years in part due to the adoption of liberalized open skies aviation agreements between the United States and an increasing number of countries around the world. Moreover, the percentage of routes on which we compete with carriers having substantially lower operating costs than ours has grown significantly over time, and we now compete with low-cost carriers over a very large part of our network. Our ability to compete effectively depends in part on our ability to maintain a competitive cost structure. If we cannot do so, then our business, financial condition and operating results would be adversely affected.

Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by the Company’s competitors can undertake activities that are not available to the Company, the Company’s ability to effectively compete may be hindered.

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

There have been numerous mergers and acquisitions within the airline industry and numerous changes in industry alliances. Southwest Airlines and AirTran Airways announced during 2010 plans to merge, and the recent mergers of United Air Lines, Inc. with Continental Airlines, Inc. and Delta Airlines with Northwest Airlines Corporation have resulted in the formation of larger competitors than the Company with more extensive networks than the Company. We are seeking to address these competitive challenges with our cornerstone market and alliance strategies; however, there can be no assurances as to the level of success of these strategies.

In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those in which the Company may participate and those that may be undertaken by others. Any airline industry consolidation or changes in airline alliances, including oneworld, could substantially alter the competitive landscape and result in changes in our corporate or business strategy. We regularly assess and explore the potential for consolidation in our industry and changes in airline alliances, our strategic position and ways to enhance our competitiveness, including the possibilities for our participation in merger activity. Consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist currently, which could have a material adverse effect on our competitive position and adversely affect our business and results of operations. For similar reasons, changes in airline alliances could have a similar impact on us.

In 2008, we entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. In July 2010, American obtained clearance from the European Commission (“EC”) and approval by the Department of Transportation (“DOT”) for antitrust immunity (“ATI”) for its planned cooperation with British Airways, Iberia, Finnair and Royal Jordanian. Regulatory conditions for ATI approval for the British Airways, Iberia, Finnair and Royal Jordanian cooperative agreement include a collective obligation of the Company, British Airways and Iberia to lease to other carriers up to seven takeoff and landing slot pairs at London Heathrow airport and up to three John F. Kennedy airport operational authorities, depending on market conditions. American began implementation of the JBA with British Airways and Iberia and expanded cooperation with Finnair and Royal Jordanian in October 2010. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

In February 2010, American and JAL announced the decision to strengthen their relationship. The carriers, both members of the oneworld alliance, jointly applied to DOT for ATI on certain routes, and jointly notified the Ministry of Land Infrastructure, Transport and Tourism of Japan of the proposed cooperation. As a part of the application, American and JAL entered into a joint business agreement which will enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. This, in turn, will allow both carriers to better complement each other’s operations and to develop and offer competitive products and quality service to their customers. In November 2010, American obtained approval by DOT for ATI for its planned cooperation with JAL. Implementation of the JBA with JAL is subject to successful negotiation of certain detailed financial and commercial arrangements and other approvals. American expects to begin implementing the JBA with JAL in 2011. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

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

Our passenger yield (on an inflation-adjusted basis) remains low by historical standards. We believe that this is due in large part to a corresponding decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the internet; greater competition from low-cost carriers and from carriers that have reorganized in recent years under the protection of Chapter 11; other carriers being better hedged against rising fuel costs and able to better absorb high jet fuel prices; fare simplification efforts by certain carriers; and the economy. We believe that this pricing environment could persist indefinitely.

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

AMR is considering, and may engage in discussions with third parties regarding, the divestiture of AMR Eagle and other separation transactions, and may decide to proceed with one or more such transactions. There can be no assurance that AMR will complete any separation transactions or that any announced plans or transactions will be consummated, and no prediction can be made as to the impact of any such transactions on stockholder value or on us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Recent Events.”

Our business is subject to extensive government regulation, which can result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages. In particular, recently enacted and possible future environmental regulations may adversely affect our business and financial results.

Airlines are subject to extensive domestic and international regulatory requirements. Many of these requirements result in significant costs. For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft. In addition, the FAA has recently proposed regulations that would affect crewmember hiring and crewmember rest and duty requirements. It is unknown at this time whether, and in what form, these regulations may be promulgated. However, if these regulations were promulgated in their current form, we believe they could have a material adverse impact on the Company. In addition, as a result of heightened levels of concern regarding data privacy, the Company is subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.

Compliance with regulatory requirements drives significant expenditures and has in the past, and may in the future, cause disruptions to our operations. In addition, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time (such as through the adoption of an open skies policy), or because appropriate slots or facilities are not made available. Any such change could adversely impact the value of our international route authorities and related assets.

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

The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, “passenger bill of rights”);

•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction or reallocation of slot rights currently or previously held by us; or

•	the adoption of more restrictive locally imposed noise restrictions.

In addition, the U.S. air traffic control (ATC) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. U.S. airlines carry about 750 million passengers a year and are forecast to accommodate a billion passengers annually by 2021. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. We support a common sense approach to ATC modernization that would allocate costs to all ATC system users in proportion to the services they consume. Reauthorization of legislation that funds the FAA, which includes proposals regarding upgrades to the ATC system, is under consideration in Congress. It is uncertain whether such legislation will become law. In the meantime, FAA funding continues under temporary periodic extensions.

Many aspects of our operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. The EU has adopted a directive under which each EU member state is required to extend the existing EU emissions trading scheme (ETS) to aviation. This will require the Company to annually submit emission allowances in order to operate flights to and from EU member states in January 2012 and thereafter, including flights between the U.S. and EU member states. In December 2009, the ATA, joined by American, Continental and United, filed a legal action in the United Kingdom challenging the implementation of the EU ETS as applied to aviation. We believe that non-EU governments are also likely to consider formal challenges to the EU ETS as applied to aviation. It is not clear whether the EU ETS will withstand such challenges. However, unless interim relief is granted, we will be required to continue to comply with the EU ETS during the pendency of the legal challenges. Although the cost of compliance with the EU ETS is difficult to predict given the uncertainty of a number of variables, such as the number and price of emission allowances we may be required to purchase, such costs could be significant.

Other legislative or regulatory actions addressing climate change and emissions from aviation that may be taken in the future by the U.S., state or foreign governments or through international treaties may adversely affect our business and financial results. The United Nations’ International Civil Aviation Organization (“ICAO”), for

example, recently adopted a resolution identifying certain fuel efficiency goals and emission trading system principles for international aviation, which may provide a basis for such future legislative or regulatory action. Climate change legislation was previously introduced in the U.S. Congress; such legislation could be re-introduced in the future by the U.S. Congress and state legislatures, and could contain provisions affecting the aviation industry. In addition, the EPA could seek to regulate greenhouse gas emissions from aircraft. It is currently unknown how climate change legislation or regulation, if enacted, would specifically apply to the aviation industry. However, the impact on us of any climate change legislation or regulation is likely to be adverse and related costs of compliance could be significant. Such legislation or regulation could result in, among other things, increased fuel costs, carbon taxes or fees, the imposition of requirements to purchase emission offsets or credits, increased aircraft and equipment costs, and restrictions on the growth of airline operations. We continue to evaluate ongoing climate change developments at the international, federal and state levels and assess the potential associated impacts on our business and operations.

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

For example, the open skies air services agreement between the U.S. and the EU which took effect in March 2008 provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and any airport in the EU including London’s Heathrow Airport. The agreement has resulted in American facing increased competition in these markets, including Heathrow. In addition, an open skies air services agreement between the U.S. and Japan that provides airlines from the U.S. and Japan open access to each other’s markets took effect in November 2010.

We could be adversely affected by an outbreak of a disease that affects travel behavior.

In the second quarter of 2009, there was an outbreak of the H1N1 virus which had an adverse impact throughout our network but primarily on our operations to and from Mexico. In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS), which had an adverse impact primarily on our Asia operations. In addition, in the past there have been concerns about outbreaks or potential outbreaks of other diseases, such as avian flu. Any outbreak of a disease (including an additional outbreak of the H1N1 virus) that affects travel behavior could have a material adverse impact on us. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations.

Our labor costs are higher than those of our competitors.

Wages, salaries and benefits constitute a significant percentage of our total operating expenses. In 2010, they constituted approximately 31 percent of our total operating expenses. All of the major hub-and-spoke carriers with whom American competes have achieved significant labor cost savings through or outside of bankruptcy proceedings. We believe American’s labor costs are higher than those of its primary competitors, and it is unclear how long this labor cost disadvantage may persist. These higher labor costs may adversely affect our ability to achieve and sustain profitability while competing with other airlines with lower labor costs. Additionally, we cannot predict the outcome of our ongoing negotiations with our unionized work groups. Significant increases in pay and benefits resulting from changes to our collective bargaining agreements could have a material adverse effect on us.

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

In April 2003, American reached agreements (the “Labor Agreements”) with each of its three major unions, the APA, the TWU) and the APFA. The Labor Agreements substantially moderated the labor costs associated with the employees represented by the unions. In conjunction with the Labor Agreements, American also implemented various changes in the pay plans and benefits for non-unionized personnel. The Labor Agreements became amendable in 2008 (although the parties agreed that they could begin the negotiations process as early as 2006). American has been in negotiations with the APA since September 20 2006, the TWU since May 11, 2006 (with respect to Dispatchers), and since November 7, 2007 (with respect to the other six groups at American represented by the TWU), and with the APFA since June 2008 (expedited negotiations) and September 10, 2008 (standard negotiations), to amend their respective Labor Agreements. At this time, all such negotiations are mediated negotiations under the auspices of the National Mediation Board (“NMB”). NMB mediation with the APA began on May 6, 2008, with the TWU (with respect to the Dispatchers) on October 28, 2008, with the other TWU groups on various dates in 2009, and with the APFA on January 22, 2009. These negotiations are governed by the Railway Labor Act (“RLA”), which prescribes no set timetable for the negotiations and mediation process. The negotiations and mediation process in the airline industry typically is slow and sometimes contentious. The RLA prohibits the parties from engaging in self-help prior to the exhaustion of the RLA’s bargaining process. That process is not exhausted until the NMB has declared the parties are at a bargaining impasse, one or both parties has declined the NMB’s proffer of binding arbitration, and a 30-day cooling off period has expired without the appointment of a Presidential Emergency Board. If we are unable to reach agreement with any of our unionized work groups, and the RLA’s bargaining process has been fully exhausted, we may be subject to lawful strikes, work stoppages or other job actions.

In May, 2010, American negotiated tentative agreements with several workgroups within the TWU, including the Maintenance Control Technician group, the Material Logistics Specialists group and the Mechanic and Related group. Agreements with the TWU groups are subject to ratification by the relevant membership of TWU, and, while the Maintenance Control Technician group ratified their agreement, the Material Logistics Specialists group and the Mechanic and Related group tentative agreements were not ratified.

Mediated negotiations with the APA, with the APFA and with the TWU with respect to groups other than the Maintenance Control Technician group continue. In addition, the APA has filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American. While American is vigorously defending these disputes, unfavorable outcomes in one or more of them could require American to incur additional costs, change the way it conducts some parts of its business, or otherwise adversely affect us.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2011, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that we could obtain comparable coverage in the commercial market, but we could incur substantially higher premiums and more restrictive terms, if such coverage is available at all. If we are unable to obtain adequate war-risk coverage at commercially reasonable rates, we would be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2010.

ITEM 2.	PROPERTIES

Flight Equipment — Operating

Owned and leased aircraft operated by the Company at December 31, 2010 included:

	Average
	Seating		Capital	Operating		Average
Equipment Type	Capacity	Owned	Leased	Leased	Total	Age (Years)

American Airlines Aircraft
Boeing 737 - 800	156	86	—	66	152	6
Boeing 757 - 200	187	84	9	31	124	16
Boeing 767 - 200 Extended Range	168	3	11	1	15	24
Boeing 767 - 300 Extended Range	225	45	2	11	58	17
Boeing 777 - 200 Extended Range	247	47	—	—	47	10
McDonnell Douglas MD-80	140	83	48	93	224	20

Total		348	70	202	620	15

AMR Eagle Aircraft
Bombardier CRJ - 700	63/65	39	—	—	39	5
Embraer RJ - 135	37	39	—	—	39	11
Embraer RJ - 140	44	59	—	—	59	9
Embraer RJ - 145	50	118	—	—	118	9
Super ATR	64/66	—	—	39	39	16

Total		255	—	39	294	10

Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Of the operating aircraft listed above, 2 owned McDonnell Douglas MD-80 and 17 owned Embraer RJ-135 aircraft were in temporary storage as of December 31, 2010.

Flight Equipment — Non-Operating

Owned and leased aircraft not operated by the Company at December 31, 2010 included:

		Capital	Operating
Equipment Type	Owned	Leased	Leased	Total

American Airlines Aircraft
Airbus A300 - 600R	1	—	9	10
Fokker 100	—	—	4	4
Boeing 737 - 800	1	—	—	1
McDonnell Douglas MD-80	35	14	10	59

Total	37	14	23	74

AMR Eagle Aircraft
Saab 340B	41	—	—	41

Total	41	—	—	41

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

Flight Equipment — Leased

Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2010 are:

						2016
						and
Equipment Type	2011	2012	2013	2014	2015	Thereafter

American Airlines Aircraft
Boeing 737 - 800	—	—	8	1	—	57
Boeing 757 - 200	1	—	—	10	24	5
Boeing 767 - 200 Extended Range	1	2	8	1	—	—
Boeing 767 - 300 Extended Range	—	—	3	—	1	9
McDonnell Douglas MD-80	7	20	22	17	15	60

	9	22	41	29	40	131

AMR Eagle Aircraft
Super ATR	—	1	12	12	14	—

	—	1	12	12	14	—

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

Ground Properties

The Company leases or has built as leasehold improvements on leased property: most of its airport and terminal facilities in the U.S. and overseas; its training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma) and Alliance Airport (Fort Worth, Texas); its regional reservation offices; and local ticket and administration offices throughout the system. In November 2010,

AMR closed its Kansas City overhaul and maintenance base. The Company owns its headquarters building in Fort Worth, Texas. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O’Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for the cost of constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company. The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1 and 5 to the consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

On February 14, 2006, the Antitrust Division of the United States Department of Justice (DOJ) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received a request for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company’s activities in Switzerland. On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company’s cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission seeking information regarding the Company’s corporate structure, and revenue and pricing announcements for air cargo shipments to and from the European Union. On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company. The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law. On November 12, 2010, the EU Commission notified the Company that it was closing its proceedings against the Company without imposing any fine or finding any wrongdoing. The Company intends to cooperate fully with all pending investigations. In the event that any investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company. Forty-five purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. To facilitate a settlement on a class basis, the company agreed to be named in a separate class action complaint, which was filed on July 26, 2010. The settlement of that complaint, in which the company does not admit and denies liability, was given preliminary approval by the court on September 8, 2010. The settlement has not yet received final approval, and some members of the class have elected to opt out, thereby preserving their rights to sue the Company separately. Any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company. The dismissal is without prejudice and the Company could be brought back into the litigation at a future date. If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

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

On January 5, 2010, Sabre notified the Company that it was immediately introducing bias against the display of American’s services in its global distribution system (GDS), as well as substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS. Sabre contended that its agreement with the Company permitted it to take these actions. On January 10, 2010, the Company filed a lawsuit in Tarrant County,

Texas State Court against Sabre alleging, among other claims, that Sabre’s actions breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services. On January 23, 2010, the Company and Sabre entered into a Stand-Down Agreement, pursuant to which American agreed to suspend the litigation against Sabre, and Sabre agreed not to reintroduce biasing against American’s services in its GDS and to return to the pricing in effect on January 4, 2010. The parties further agreed to enter into good faith negotiations. The Stand-Down Agreement will remain in effect until June 1, 2010. In the event that the Stand Down Agreement expires without a new agreement with Sabre, and the Court does not further enjoin Sabre from introducing bias against American’s services, actions taken by Sabre could have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2010.

Executive Officers of the Registrant

The following information relates to the executive officers of AMR as of the filing of this Form 10-K.

Gerard J. Arpey	Mr. Arpey currently serves as Chairman and Chief Executive Officer of AMR and American. Mr. Arpey was elected Chairman, President and Chief Executive Officer of AMR and American in May 2004. He was elected Chief Executive Officer of AMR and American in April 2003. He served as President and Chief Operating Officer of AMR and American from April 2002 to April 2003. He served as Executive Vice President — Operations of American from January 2000 to April 2002, Chief Financial Officer of AMR from 1995 through 2000 and Senior Vice President — Planning of American from 1992 to January 1995. Prior to that, he served in various management positions at American since 1982. Age 52.
Thomas W. Horton	Mr. Horton was named President — AMR Corporation and American Airlines in July 2010. Mr. Horton served as Executive Vice President of Finance and Planning and Chief Financial Officer of AMR and American from March 2006 to July 2010, In 2006, Mr. Horton returned to American from AT&T Corp., a telecommunications company, where he had been Vice Chairman and Chief Financial Officer. Prior to leaving for AT&T Corp., Mr. Horton was Senior Vice President and Chief Financial Officer of AMR and American from January 2000 to 2002. From 1994 to January 2000, Mr. Horton served as a Vice President of American and prior to that served in various management positions of American beginning in 1985. Age 49.
Daniel P. Garton	Daniel P. Garton was named President and Chief Executive Officer of American Eagle Airlines in June 2010. He is also an Executive Vice President of AMR and American Airlines. Mr. Garton served as Executive Vice President — Marketing of American from September 2002 to June 2010. He served as Executive Vice President — Customer Services of American from January 2000 to September 2002 and Senior Vice President — Customer Services of American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to 1998. Except for two years service as Senior Vice President and Chief Financial Officer of Continental between 1993 and 1995, he has been with the Company in various management positions since 1984. Age 53.

Robert W. Reding	Mr. Reding was elected Executive Vice President — Operations for American in September 2007. He is also an Executive Vice President of AMR. He served as Senior Vice President — Technical Operations for American from May 2003 to September 2007. He joined the Company in March 2000 and served as Chief Operations Officer of AMR Eagle through May 2003. Prior to joining the Company, Mr. Reding served as President and Chief Executive Officer of Reno Air from 1992 to 1998 and President and Chief Executive Officer of Canadian Regional Airlines from 1998 to March 2000. Age 61.
Gary F. Kennedy	Mr. Kennedy was elected Senior Vice President and General Counsel of AMR and American in January 2003. He is also the Company’s Chief Compliance Officer. He served as Vice President — Corporate Real Estate of American from 1996 to January 2003. Prior to that, he served as an attorney and in various management positions at American since 1984. Age 55.
Isabella D. Goren	Ms. Goren was named Senior Vice President and Chief Financial Officer of AMR and American in July 2010. She served as Senior Vice President — Customer Relationship Marketing from March 2006 to July 2010. Prior to that, she served as Vice President Interactive Marketing and Reservations from July 2003 to March 2006, and as Vice President — Customer Services Planning from October 1998 to July 2003. She has been with the Company in various management positions since 1986. Age 50.

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

The Company’s common stock is traded on the New York Stock Exchange (symbol AMR). The approximate number of record holders of the Company’s common stock at February 9, 2011 was 14,675.

The range of closing market prices for AMR’s common stock on the New York Stock Exchange was:

	2010		2009
	High	Low	High	Low

Quarter Ended
March 31	$10.16	$6.92	$12.29	$2.54
June 30	9.10	6.53	6.22	3.37
September 30	7.44	5.99	9.03	3.98
December 31	8.87	5.96	8.14	5.19

No cash dividends on common stock were declared for any period during 2010 or 2009, and the Company has no intention of paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	2010(2)	2009(2),(6)	2008(2),(5)	2007(4)	2006(1)
	(In millions, except per share amounts)

Total operating revenues	$22,170	$19,917	$23,766	$22,935	$22,563
Operating income (loss)	308	(1,004)	(1,889)	965	1,060
Net income (loss)	(471)	(1,468)	(2,118)	456	189
Net income (loss) per share:
Basic	(1.41)	(4.99)	(8.16)	1.86	0.92
Diluted	(1.41)	(4.99)	(8.16)	1.71	0.82
Total assets	25,088	25,438	25,175	28,571	29,145
Long-term debt, less current maturities	8,756	9,984	8,423	9,387	11,122
Obligations under capital leases, less current obligations	497	599	582	680	824
Obligation for pension and postretirement benefits	7,877	7,397	6,614	3,620	5,341
Stockholders’ equity (deficit)(3)	(3,945)	(3,489)	(2,935)	2,704	(511)

(1)	Includes the impact of adopting guidance related to planned major maintenance activities.

(2)	Includes restructuring charges and special items. In 2010, special items consisted of $81 million and include the impairment of certain route authorities in Latin America and losses on Venezuelan currency remeasurement. In 2009, these restructuring charges of $171 million primarily consisted of the grounding of the Airbus A300 fleet and the impairment of Embraer RJ-135 aircraft. Special items in 2009 consisted of $184 million and include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions. In 2008, restructuring charges consisted of $1.2 billion primarily related to aircraft and employee charges due to announced capacity reductions (for further discussion of these items, see Note 2 to the consolidated financial statements).

(3)	Effective December 31, 2006, the Company adopted guidance issued on accounting for defined benefit plans and other postretirement plans. This adoption decreased Stockholders’ equity by $1.0 billion and increased the obligation for pension and other postretirement benefits by $880 million. As a result of actuarial changes, including the discount rate and the impact of legislation changing pilot retirement age to 65, the Company recorded a $1.7 billion reduction in pension and retiree medical and other benefits and a corresponding increase in stockholders’ equity in 2007. As a result of a significant decline in 2008 in the market value of the Company’s benefit plan assets, the Company recorded a $3.0 billion increase in pension and retiree medical and other benefits and a similar decrease in stockholders’ equity in 2008. In 2008, the Company incurred $103 million in expense due to a pension settlement.

(4)	Includes the impact of the $138 million gain on the sale of ARINC .

(5)	Includes the impact of the $432 million gain on the sale of American Beacon Advisors.

(6)	Includes the impact of a $248 million tax benefit related to the allocation of tax expense to other comprehensive income items recognized in 2009.

No cash dividends were declared on AMR’s common shares during any of the periods above.

Information on the comparability of results is included in Item 7, “Management’s Discussion and Analysis” and the notes to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The discussions under Business, Risk Factors, Properties and Legal Proceedings, and the following discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs are forward-looking statements. Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations. The Risk Factors listed in Item 1A could cause the Company’s actual results to differ materially from historical results and from those expressed in forward-looking statements.

Recent Events

In late 2009, the Company unveiled a new business plan — FlightPlan 2020, which is an evolution of the Turnaround Plan that guided the Company through the last decade. FlightPlan 2020 is a strategic framework developed to secure the Company’s future by focusing on what will be required to succeed in the airline business over the next decade. It establishes the Company’s priorities and a clear plan to better position the Company to meet the challenges of the coming years. This plan for achieving sustained profitability has five tenets: (i) Invest Wisely, (ii) Earn Customer Loyalty, (iii) Strengthen and Defend our Global Network, (iv) Be a Good Place for Good People and (v) Fly Profitably. All strategic actions by the Company going forward are expected to be designed to realize the goals of FlightPlan 2020.

Under FlightPlan 2020, the Company has launched its network strategy that focuses resources in its cornerstone markets of Dallas/Fort Worth (DFW), Chicago O’Hare, Miami, New York City and Los Angeles, and has continued to execute its fleet renewal and replacement plan. Further, the Company continues to pursue its strategy to form cooperative agreements with oneworld members and other airlines.

In 2008, American entered into a joint business agreement (JBA) and related marketing arrangements with British Airways and Iberia. These agreements provide for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas.

In July 2010, American obtained clearance from the European Commission (EC) and approval by the Department of Transportation (DOT) for antitrust immunity (ATI) for its planned cooperation with British Airways, Iberia, Finnair and Royal Jordanian. Regulatory conditions for ATI approval for the British Airways, Iberia, Finnair and Royal Jordanian cooperative agreement include a collective obligation of the Company, British Airways, and

Iberia to lease to other carriers up to seven takeoff and landing slot pairs at London Heathrow airport and up to three John F. Kennedy airport operational authorities, depending on market conditions. American began implementation of the JBA with British Airways and Iberia and expanded cooperation with Finnair and Royal Jordanian in October 2010. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

In February 2010, American and JAL announced the decision to strengthen their relationship. The carriers, entered into a JBA which will enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. This, in turn, will allow both carriers to better complement each other’s operations and to develop and offer competitive products and quality service to their customers.

As a part of these commercial benefits, American determined that with ATI and by participating in a joint business agreement with American, JAL could realize approximately $100 million in annual incremental revenue. American has given JAL a guarantee to that effect covering the first three years following implementation of the joint business agreement, subject to certain terms and conditions. At this time, the amount (if any) that AMR may ultimately owe under the agreement is unclear. The Company and other oneworld members have also discussed various possible financing arrangements with JAL. The Company has agreed to negotiate in good faith towards a capital investment in JAL by American, oneworld and a private investment firm in the future if invited by JAL and the Government of Japan. To date, the Government of Japan has declined any such investment, and the Company does not expect that any such investment will be made in the near term. Any such investment would be on and subject to terms and conditions customary to such an arrangement. The Company also expects that the amount of such a capital investment, if any, by American and other oneworld carriers, would not exceed $300 million, with additional investment from private partners.

In the fourth quarter of 2010, American and JAL received approval for ATI on certain routes between North America and Asia from the DOT and MLIT. Implementation of the JBA is subject to successful negotiation of certain detailed financial and commercial arrangements and other approvals. American expects to begin implementing the JBA with JAL in 2011. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.

In 2010, American also commenced commercial collaboration in New York and Boston with JetBlue. American’s agreement with JetBlue provides customers with interline service in non-overlapping markets, letting customers connect between 15 of American’s international destinations from New York and Boston and 26 domestic cities flown by JetBlue. Further, American expanded its relationship with JetBlue so that AAdvantage members and members of JetBlue’s customer loyalty program will be able to earn AAdvantage miles or JetBlue points, respectively, when they fly on American and JetBlue cooperative interline routes. Under the terms of the agreements for commercial collaboration, American transferred eight slot pairs at Ronald Reagan National Airport in Washington, D.C. (which were owned by American) and one slot pair at White Plains, New York (which were owned by AMR Eagle) to JetBlue, and JetBlue transferred twelve slot pairs at JFK to American. The reciprocal frequent flyer earning benefits and slot transfers became effective in the fourth quarter of 2010.

Further in 2010, the Company announced that it plans to extend its network through new commercial collaboration agreements with several airlines, including Air Berlin, Europe’s fifth largest airline, GOL Airlines of Brazil, Jetstar Airways, which is an affiliate airline of Qantas Airways (a oneworld alliance member), and Canada’s WestJet. These agreements include both interline and codeshare arrangements that allow customers of the Company and the respective airline to book and travel on the other’s network. Selected agreements are subject to regulatory approval and no assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.

The Company currently estimates that the implementation of its cornerstone strategy, the implementation of the Company’s JBA with British Airways/Iberia and proposed cooperation with JAL, and various other alliance and network activities will result in incremental revenues and cost savings of over $500 million per year. The Company expects that it will realize the majority of these incremental revenues and cost savings in 2011, and the remainder by year end 2012. This estimate is based on a number of assumptions that are inherently uncertain, and the Company’s ability to realize these benefits depends on various factors, some of which are beyond the Company’s control, such as factors referred to above in “Forward-Looking Information.” No assurances can be given as to any benefits the Company may derive from such arrangements.

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

Based on analysis of airline industry labor contracts, the Company currently estimates that American’s labor cost disadvantage (the amount by which its labor costs exceed what such costs would be if they were determined based on the average of other network carrier labor contracts) is approximately $600 million per year. The Company expects this gap to narrow as open industry labor contracts are settled. This expectation is based on a number of assumptions. The airline industry labor contract negotiation process is inherently uncertain and the results of labor contract negotiations are difficult to predict.

In June 2010, AMR reiterated its intent to evaluate the possible divestiture of AMR Eagle, its wholly-owned regional carrier. The AMR Eagle fleet is operated to feed passenger traffic to American pursuant to a capacity purchase agreement between American and AMR Eagle under which American receives all passenger revenue from AMR Eagle flights and pays AMR Eagle a fee for each flight. The capacity purchase agreement reflects what AMR believes are current market rates received by other regional carriers for similar flying. Amounts paid to AMR Eagle under the capacity purchase agreement are available to pay for various operating expenses of AMR Eagle, such as crew expenses, maintenance, aircraft ownership (including the debt service on the loans made to finance the AMR Eagle fleet of jet aircraft), and aircraft lease payments for the AMR Eagle fleet of turboprop aircraft. AMR continues to evaluate both the desirability and the form of such a divestiture, which may include a spin-off to AMR shareholders, a sale to a third party, or some other form of separation. Any divestiture of AMR Eagle could involve the restructuring of some or all of AMR Eagle’s assets and liabilities, and the assumption of certain of AMR Eagle’s liabilities by American. If AMR were to decide to pursue a divestiture of AMR Eagle, no prediction can be made as to whether any such divestiture would be completed, and the completion of any divestiture transaction and its timing would depend upon a number of factors, including general economic, industry and financial market conditions, as well as the ultimate form and structure of the divestiture. In addition, no prediction can be made as to the potential impacts on AMR or American of any divestiture of AMR Eagle due to, among others, uncertainties regarding the form and structure of any divestiture, the potential restructuring of assets and liabilities, and the nature and scope of any resulting amendments to the capacity purchase agreement between American and AMR Eagle.

During 2010, Congress passed and the President signed new healthcare legislation. While the new law did and will continue to impact certain of our active employee healthcare plans, according to recently released interim final regulations promulgated under the legislation, the Company’s retiree medical benefits will be exempt from many of the mandates of the legislation. Thus, we currently believe this impact will not be material. We will continue to review the impact of the new law as governmental agencies issue interpretations regarding its meaning and scope. Also in 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act which could impact the Company, but those effects cannot be predicted at this time as the related rules and regulations have not been finalized.

Contingencies

The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation (except as noted in “Legal Proceedings” in item 3) and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these contingencies based on its assessments of the likely outcomes of the related matters. The amounts of these contingencies could increase or decrease in the near term, based on revisions to those assessments.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2004 through 2009 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination, and the Company is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. See Income Taxes under “Critical Accounting Policies and Estimates” under Item 7.

On August 26, 2010, the Federal Aviation Administration (FAA) proposed a $24.2 million civil penalty against American, claiming that American failed to properly perform certain portions of an FAA Airworthiness Directive concerning certain wiring to the McDonnell Douglas MD-80 aircraft auxiliary hydraulic pump. American plans to challenge the proposed civil penalty. The Company has concluded that the amount of the penalty, if any, that may be paid is not estimable at December 31, 2010.

GDS Discussion

Over the past several years, American has been developing a direct connection technology, designed to distribute its fare content and bookings capability directly to travel agents in order to achieve greater efficiencies, cost savings, and technological advances in the distribution of our services. Historically, approximately 60% of American’s bookings are booked through travel agencies, which typically use one or more global distribution systems, or “GDSs”, to view fare content from American and other industry participants. American is currently in litigation with two of the GDSs, Sabre and Travelport, and is in business discussions with two large online travel agencies, Orbitz and Expedia, related to American’s efforts to implement its direct connection technology.

On November 5, 2010, Travelport, the GDS used by Orbitz, filed a lawsuit against American seeking a ruling that a notice of termination delivered by American to Orbitz breached American’s content distribution agreement with Travelport. Subsequently, on December 2, 2010, Travelport doubled the booking fees it charges American for some international point-of-sale bookings through Travelport, and made it more difficult for travel agents to find American’s fares on the Travelport system display. We believe these actions violate our agreement with Travelport. In response, American filed counterclaims against Travelport for breach of contract, and implemented a charge on bookings through Travelport in an effort to offset the booking fee increase. There can be no assurance that we will be successful in offsetting this expense completely, or that we will ultimately prevail in the lawsuit filed by Travelport or on our counterclaims. We are vigorously pursuing our counterclaims and rights in the litigation, as well as engaged in active negotiations with Travelport to resolve the lawsuit and our counterclaims.

On December 21, 2010, American terminated its agreement with Orbitz. Prior to termination of such agreement, approximately 3% of American’s passenger revenue, on an annualized basis, was generated from bookings made via Orbitz. We are engaged in active negotiations with Orbitz to enter into a new agreement.

On December 31, 2010, American’s agreement with Expedia expired, and Expedia discontinued selling American tickets on its website. Prior to expiration of that agreement, approximately 5.4% of American’s passenger revenue, on an annualized basis, was booked through Expedia. We are engaged in active negotiations with Expedia to enter into a new agreement.

On January 5, 2011, Sabre made it more difficult for travel agents to find American’s fares on the Sabre system display and doubled the fees it charges American for bookings through its GDS. Sabre also terminated portions of its GDS agreements with American, effective July 2011. This termination, if valid, would entitle Sabre to make it more difficult for travel agents to find American’s fares through its GDS and materially increase the fees it charges American for bookings through its GDS, as well as allowing Sabre to terminate its GDS agreements with American entirely in August 2011. Sabre alleges that our contract allowed it to take these actions in response to statements that American made in the press concerning our direct connection technology. Sabre is the largest non-direct source of American’s bookings. In 2010, over $7 billion of American’s passenger revenues were generated from bookings made through the Sabre GDS. In response to Sabre’s actions, on January 10, 2011, American filed a lawsuit against Sabre in Texas state court on several grounds. The court temporarily enjoined Sabre from “biasing” or making it more difficult to find American’s fares on the Sabre GDS, and set a preliminary injunction hearing for February 14,

2011. On January 23, 2011, American and Sabre entered into a Stand Down Agreement that suspended the litigation until June 1, 2011 and vacated the February 14 hearing date. During this period, Sabre agreed (1) not to take any actions to bias the display of American’s services; (2) to return to the pricing in effect on January 4, 2011; and (3) withdraw its notice of termination of certain parts of the agreement. We can give no assurances that we will resolve our disputes with Sabre or prevail in a temporary injunction hearing should such a hearing become necessary after the Stand Down Agreement with Sabre expires on June 1, 2011. The failure to resolve these issues or prevail in a subsequent hearing could have a material adverse impact on our level of bookings, business and results of operations.

While we believe that some of the bookings through Orbitz, Travelport, Expedia and Sabre have transitioned or will transition to other distribution channels, such as other travel agencies, metasearch sites and American’s AA.com web site, it is not possible at this time to estimate what the ultimate impact would be to our business if we are unsuccessful in resolving one or more of these matters. If as a result of these matters it becomes more difficult for our customers to find and book flights on American, we could be put at a competitive disadvantage against our competitors and this may result in lower bookings. If we are unable to sell American inventory through any or all of these channels, our level of bookings, business and results of operations could be materially adversely affected. We also believe the actions taken by Travelport and Sabre described above are not permitted by the applicable contracts. We intend to vigorously pursue our claims and defenses in the lawsuits described above, but there can be no assurance of the outcome of any such lawsuit.

Financial Highlights

The Company recorded a net loss of $471 million in 2010 compared to a net loss of $1.5 billion in 2009. The Company’s smaller net loss in 2010 reflects an improvement in a weak global economy; which led to higher passenger revenues, partially offset by higher fuel prices. Mainline passenger revenue increased by $1.7 billion to $16.8 billion for the year ended December 31, 2010 compared to 2009. Mainline passenger unit revenues increased 10.4 percent in 2010 due to an 8.7 percent increase in passenger yield compared to 2009 and a load factor increase of approximately 1.2 points. Passenger yield remains below the Company’s peak yield set in the year 2000, despite cumulative inflation of approximately 27 percent over the same time frame. The Company believes this is the result of a fragmented industry with numerous competitors and excess capacity, increased low cost carrier competition, increased price competition due to the internet, and other factors. Since deregulation in 1978, the Company’s passenger yield has increased 78 percent, while the Consumer Price Index (CPI), as measured by the U.S. Department of Labor Bureau of Labor Statistics, has grown by over 225 percent. The Company believes increases in passenger yield will continue to significantly lag CPI indefinitely.

The increase in total passenger revenue was partially offset by significantly higher year-over-year fuel prices. Fuel expense, taking into account the impact of fuel hedging, increased by $847 million to $6.4 billion for the year ended December 31, 2010 compared to 2009. Hedging losses accounted for approximately $142 million of the overall increase in fuel expense. The Company paid an average of $2.32 per gallon in 2010 compared to an average of $2.01 per gallon in 2009, including effects of hedging. Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have increased since the first quarter of 2009, particularly recently, and remain high and extremely volatile by historical standards. In addition, the Company’s unit costs, excluding fuel and special charges, were greater for the year ended December 31, 2010 than for the same period in 2009. Factors driving the increase include revenue related costs, such as credit card fees and booking fees and commissions, and higher aircraft rent related to the Company’s fleet renewal plan. The Company remains focused on cost reductions, but expects such factors to result in continuing cost pressures in 2011.

In addition, the Company’s 2010 results were negatively impacted by a net amount of $81 million in special items related to the Venezuelan currency remeasurement in January 2010 and a non-cash impairment charge to write down certain routes and slot authorities in Latin America as a result of open skies agreements. Comparatively, the Company’s 2009 operating results were negatively impacted by a net amount of $107 million in special items, restructuring charges and a non-cash tax item, including $184 million from the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions. Restructuring charges for 2009 were $171 million and related to announced capacity reductions, including the grounding of the Airbus A300 fleet and the impairment of certain Embraer RJ-135 aircraft. Also included in 2009 results is a $248 million non-

cash tax benefit resulting from the allocation of the tax expense to other comprehensive income items recognized during 2009. The 2009 restructuring charges, the 2009 non-cash tax item and the 2010 and 2009 route impairments are described in Notes 2, 8 and 11, respectively, to the consolidated financial statements.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A.

In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement. It has become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not continue to improve or if fuel prices were to increase and persist for an extended period at high levels.

Liquidity and Capital Resources

Cash, Short-Term Investments and Restricted Assets  At December 31, 2010, the Company had $4.5 billion in unrestricted cash and short-term investments and $450 million in Restricted cash and short-term investments, both at fair value, versus $4.4 billion in unrestricted cash and short-term investments and $460 million in Restricted cash and short-term investments in 2009.

The Company’s unrestricted short-term investment portfolio consist of a variety of what the Company believes are highly liquid, low risk instruments including money market funds, government agency investments, repurchase investments, short-term obligations, corporate obligations, bank notes, certificates of deposit and time deposits. AMR’s objectives for its investment portfolio are (1) the safety of principal, (2) liquidity maintenance, (3) yield maximization, and (4) the full investment of all available funds. The Company’s risk management policy further emphasizes superior credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining investments in its portfolio and enforces limits on the proportion of funds invested with one issuer, one industry, or one type of instrument. The Company regularly assesses the market risks of its portfolio, and believes that its established policies and business practices adequately limit those risks. As a result, the Company does not anticipate any material adverse impact from these risks.

Significant Indebtedness and Future Financing  Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A. During the last five years, the Company raised an aggregate of approximately $8.8 billion in financing to fund operating losses, capital commitments (mainly for aircraft and ground properties), debt maturities, employee pension obligations and to bolster its liquidity. As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however, there can be no assurances to that effect.

In addition, the Company has financing commitments covering all aircraft scheduled to be delivered to the Company in 2011 and 2012, except for the two Boeing 777-300ER aircraft recently ordered. Such financing commitments are subject to certain terms and conditions, including in some instances a condition that the Company have at least a certain minimum amount of liquidity.

In 2011, the Company will be required to make approximately $2.4 billion of principal payments on long-term debt and approximately $100 million in principal payments on capital leases, and the Company expects to spend approximately $1.6 billion on capital expenditures, including aircraft commitments. In addition, the fragile economy, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things, may in the future negatively impact the Company’s liquidity. To maintain sufficient liquidity, and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as significant pension funding obligations (refer to “Contractual Obligations” in Item 7), the Company will need access to substantial additional funding. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.

On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates (the Certificates). The equipment notes expected to be held by each pass through trust will be issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. At closing, 27 of the aircraft were encumbered by either private mortgages or by liens to secure debt incurred in connection with the issuance of enhanced equipment trust certificates in 2001, all of which mature in 2011. As a result, the proceeds from the sale of the Certificates of each trust will initially be held in escrow with a depositary, pending the financing of each aircraft under an indenture relating to the Certificates. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes will be fully and unconditionally guaranteed by AMR Corporation.

The Company’s substantial indebtedness and other obligations have important consequences. For example, they: (i) limit the Company’s ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments and general corporate purposes, as well as adversely affect the terms on which such funding could be obtained; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and other obligations, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns and catastrophic external events; and (iv) limit the Company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

The Company’s possible remaining financing sources primarily include: (i) a very limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) debt secured by other assets; (iii) securitization of future operating receipts; (iv) the sale or monetization of certain assets; (v) unsecured debt; and (vi) issuance of equity or equity-like securities. Besides unencumbered aircraft, the Company’s most likely sources of liquidity include the financing of route authorities, takeoff and landing slots, spare parts, and the sale or financing of certain of AMR’s business units and subsidiaries, such as AMR Eagle. The Company’s ability to obtain future financing is limited by the value of its unencumbered assets. Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered. Also, the market value of these aircraft assets has declined in recent years, and may continue to decline. The Company believes it has at least $2 billion in assets that could be used as possible financing sources as of the date of this filing. However, many of these assets may be difficult to finance, and the availability and level of the financing sources described above cannot be assured. The Company also believes it has the ability to refinance aircraft as those aircraft become unencumbered.

In July 2010, the Company entered into an amendment to Purchase Agreement No. 1977 with The Boeing Company (Boeing) to exercise rights to acquire additional Boeing 737-800 aircraft. Pursuant to the amendment, American exercised rights to purchase 35 Boeing 737-800 aircraft for delivery in 2011 and 2012. In conjunction with this transaction, American has arranged for backstop financing of the additional Boeing 737-800 aircraft deliveries, subject to certain terms and conditions.

As of December 31, 2010, American had 15 Boeing 737-800 purchase commitments for 2011 and 28 Boeing 737-800 purchase commitments in 2012 and in addition to those commitments, American had firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777-200 aircraft scheduled to be delivered in 2013-2016.

AMR Eagle has firm commitments for 8 Bombardier CRJ-700 aircraft scheduled to be delivered in 2011. Payments for the Company’s aircraft purchase commitments will approximate $884 million in 2011, $951 million in 2012, $491 million in 2013, $291 million in 2014, $169 million for 2015, and $79 million for 2016. These amounts are net of purchase deposits currently held by the manufacturers.

On January 14, 2011, the Company entered into an amendment to Purchase Agreement No. 1980 with Boeing to exercise rights to acquire two Boeing 777-300ER aircraft for delivery in 2012. The Company’s total purchase commitments are expected to be approximately $2.8 billion as of the end of the first quarter 2011, reflecting this transaction and aircraft purchase deposits paid during that period.

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

Under the current 787-9 purchase agreement and supplemental agreement, except as described below, American will not be obligated to purchase a 787-9 aircraft unless it gives Boeing notice confirming its election to do so at least 18 months prior to the scheduled delivery date for that aircraft. If American does not give that notice with respect to an aircraft, the aircraft will no longer be subject to the 787-9 purchase agreement. These confirmation rights may be exercised until a specified date (May 1, 2014 under the current agreement) provided that those rights will terminate earlier if American reaches a collective bargaining agreement with its pilot union that includes provisions enabling American to utilize the 787-9 to American’s satisfaction in the operations desired by American, or if American confirms its election to purchase any of the initial 42 787-9 aircraft. While there can be no assurances, American expects that it will have reached an agreement as described above with its pilots union prior to the first notification date. In either of those events, American would become obligated to purchase all of the initial 42 aircraft then subject to the purchase agreement. If neither of those events occurs prior to the specified date (May 1, 2014 under the current agreement) then on that date American may elect to purchase all of the initial 42 aircraft then subject to the purchase agreement, and if it does not elect to do so, the purchase agreement will terminate in its entirety.

Credit Ratings  AMR’s and American’s credit ratings are significantly below investment grade. Additional reductions in AMR’s or American’s credit ratings could further increase the Company’s borrowing or other costs and further restrict the availability of future financing.

Credit Card Processing and Other Reserves  American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services. Under certain of these agreements, the credit card processor may hold back a reserve from American’s credit card receivables following the occurrence of certain events, including the failure of American to maintain certain levels of liquidity (as specified in each agreement).

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of AMR’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of December 31, 2010, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Cash Flow Activity  The Company’s cash flow from operating activities during the year ended December 31, 2010 generated $1.2 billion, which is an increase of $311 million from the same period in 2009 primarily due to an improved revenue environment in 2010 as compared to 2009.

The Company made debt and capital lease payments of $1.2 billion in 2010 while capital expenditures during 2010 were $2.0 billion and primarily included new aircraft and aircraft modifications. Substantially all of the aircraft were financed through previously arranged financing transactions.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty. As of December 31, 2010, the cash collateral held by AMR from such counterparties was $73 million as compared to $14 million held by such counterparties at December 31, 2009. Cash held at December 31, 2010 from counterparties is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by AMR or the counterparties to such contracts, as the case may be, can vary significantly.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company may be required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any).

Compensation  On January 18, 2011, the Company approved the 2011 Annual Incentive Plan (AIP) for American. All U.S. based employees of American are eligible to participate in the AIP. The AIP is American’s annual bonus plan and provides for the payment of awards in the event certain financial and/or customer service metrics are satisfied.

Working Capital  AMR (principally American) historically operates with a working capital deficit, as do most other airline companies. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses, employee pension obligations and debt maturities.

Off Balance Sheet Arrangements  American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 83 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2010, future lease payments required under these leases totaled $1.1 billion.

Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $1.5 billion of these bonds (with total future payments of approximately $3.2 billion as of December 31, 2010) are guaranteed by American, AMR, or both. Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or are considered prepaid facility rentals and would reduce future operating lease commitments.

In addition, the Company had other operating leases, primarily for aircraft and airport facilities, with total future lease payments of $6.5 billion as of December 31, 2010. Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of December 31, 2010 (in millions):

	Payments Due by Year(s) Ended December 31,
			2012	2014
			and	and	2016 and
Contractual Obligations	Total	2011	2013	2015	Beyond

Operating lease payments for aircraft and facility obligations(1)	$10,804	$1,254	$2,041	$1,503	$6,006
Firm aircraft commitments(2)	2,865	884	1,442	460	79
Capacity purchase agreement(3)	71	56	15	—	—
Long-term debt(4)	14,558	2,997	3,654	2,778	5,129
Capital lease obligations	976	186	256	185	349
Other purchase obligations(5)	1,030	238	247	169	376
Other long-term liabilities(6)	7,624	700	1,330	1,259	4,335

Total obligations and commitments(7)	$37,928	$6,315	$8,985	$6,354	$16,274

(1)	Certain special facility revenue bonds issued by municipalities — which are supported by operating leases executed by American — are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table based on lease payment terms rather than their mandatory tender provision date. See Note 5 to the consolidated financial statements for additional information.

(2)	As of December 31, 2010, the Company had firm commitments to acquire 15 Boeing 737-800s in 2011 and 28 Boeing 737-800 aircraft in 2012, and in addition to those commitments, the Company had firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 — 2016. AMR Eagle has firm commitments for 8 Bombardier CRJ-700 aircraft scheduled to be delivered in 2011. Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $2.9 billion, with the majority occurring in 2011 through 2013. Additional information about the Company’s obligations is included in Note 4 to the consolidated financial statements.

(3)	The table reflects minimum required payments under the capacity purchase agreement between American and a regional airline, Chautauqua Airlines, Inc. (Chautauqua). If the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019. These lease obligations are not included in the table above. See Note 4 to the consolidated financial statements for additional information.

(4)	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2010.

(5)	Includes noncancelable commitments to purchase goods or services, primarily information technology related support. The Company has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these estimates. Substantially all of the Company’s purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows the Company to cancel an order with 30 days notice.

(6)	Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2020. See Note 10 to the consolidated financial statements.

(7)	Total contractual obligations do not include long-term contracts that represent a variable expense (based on levels of operation) or where short-term cancellation provisions exist.

Pension Obligations  The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010. The Company estimates its 2011 required contribution to its defined benefit pension plans to be approximately $520 million under the provisions of these acts.

The Company’s obligation for pension and retiree medical and other benefits increased from $7.4 billion at December 31, 2009 to $7.9 billion at December 31, 2010, largely the result of a lower discount rate associated with declining interest rates in the bond markets in 2010. A significant portion of this increase is recorded in Accumulated other comprehensive loss, a component of stockholders’ equity.

Results of Operations

The Company recorded a net loss of $471 million in 2010 compared to a net loss of $1.5 billion in 2009. The Company’s smaller net loss in 2010 reflects a strengthening of the revenue environment in a weak global economy which led to higher passenger revenues, partially offset by higher fuel prices. In addition to higher fuel expenses, the Company’s 2010 results were negatively impacted by $81 million in special items. The special items consist of $53 million related to the Venezuelan currency remeasurement in January 2010 and a $28 million non-cash impairment of certain routes in Latin America.

The Company recorded a net loss of $1.5 billion in 2009 compared to a net loss of $2.1 billion in 2008. The Company’s 2009 loss was primarily attributable to a significant decrease in passenger revenue due to lower traffic and passenger yield. The 2009 results were also negatively impacted by a net amount of $107 million in special items, restructuring charges and a non-cash tax item. 2009 special items of $184 million included the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions. Restructuring charges for 2009 were $171 million and related to announced capacity reductions, including the grounding of the Airbus A300 fleet and the impairment of certain Embraer RJ-135 aircraft. Also included in 2009 results is a $248 million non-cash tax benefit resulting from the allocation of the tax expense to other comprehensive income items recognized during 2009. The 2009 restructuring charges, the 2009 non-cash tax item and the 2010 and 2009 route impairments are described in Notes 2, 8 and 11, respectively, to the consolidated financial statements.

The Company recorded a net loss of $2.1 billion in 2008. The Company’s 2008 results included an impairment charge of $1.1 billion to write the McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets down to their estimated fair values, a $71 million accrual for employee severance cost and a $33 million expense related to the grounding of leased Airbus A300 aircraft prior to lease expiration, all in connection with announced capacity reductions and included in Special charges in the Consolidated Statements of Operations. In addition, the Company’s 2008 results included the sale of American Beacon for a net gain of $432 million included in Miscellaneous-net on the Consolidated Statements of Operations and the impact of a pension settlement charge of $103 million for one of the Company’s defined benefit plans included in Wages, salaries and benefits on the Consolidated Statements of Operations.

Revenues

2010 Compared to 2009  The Company’s revenues increased approximately $2.3 billion, or 11.3 percent, to $22.2 billion in 2010 compared to 2009 due to increased traffic and higher average fares. American’s passenger revenues increased by 11.5 percent, or $1.7 billion, on a capacity (ASM) increase of 1.0 percent. American’s passenger load factor increased approximately 1.2 points to 81.9 percent and passenger revenue yield per passenger mile increased 8.7 percent to 13.36 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 10.4 percent to 10.94 cents. In 2010, American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2010
	RASM	Y-O-Y	ASMs	Y-O-Y
	(Cents)	Change	(Billions)	Change

DOT Domestic	10.80	9.5%	93.2	0.2%
International	11.14	11.8	60.0	2.2
DOT Latin America	11.80	8.1	29.4	3.7
DOT Atlantic	10.58	15.9	23.2	(1.9)
DOT Pacific	10.29	15.7	7.4	9.8

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $315 million or 15.7 percent as a result of passenger yield increase of 8.4 percent. Regional Affiliates’ traffic increased 6.7 percent to 8.8 billion revenue passenger miles (RPMs), while capacity increased 5.3 percent to 12.2 billion ASMs, resulting in a 1.0 point increase in passenger load factor to 72.4 percent.

Cargo revenues increased 16.3 percent, or $94 million, primarily as a result of increased volume, particularly in the Latin America and Pacific regions.

Other revenues increased 5.3 percent, or $121 million, to $2.4 billion due to increases in certain passenger service charge volumes and fees and increased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program.

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

	Year Ended December 31, 2009
	RASM	Y-O-Y	ASMs	Y-O-Y
	(Cents)	Change	(Billions)	Change

DOT Domestic	9.87	(8.7)%	93.0	(8.7)%
International	9.96	(14.9)	58.8	(4.7)
DOT Latin America	10.91	(12.5)	28.4	(6.5)
DOT Atlantic	9.13	(16.7)	23.7	(3.7)
DOT Pacific	8.90	(19.4)	6.7	0.1

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

Operating Expenses

2010 Compared to 2009  The Company’s total operating expenses increased 4.5 percent, or $941 million, to $21.9 billion in 2010 compared to 2009. American’s mainline operating expenses per ASM in 2010 increased 3.2 percent compared to 2009 to 12.62 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices from $2.01 per gallon in 2009 to $2.32 per gallon in 2010, including the impact of fuel hedging. Fuel expense was the Company’s second largest single expense category in 2010 and the price increase resulted in $847 million in incremental year-over-year fuel expense in 2010 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). A return to the recent historically high fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

	Year Ended	Change
	December 31,	from	Percentage
Operating Expenses	2010	2009	Change
	(In millions)

Wages, salaries and benefits	$6,847	$40	0.6%
Aircraft fuel	6,400	847	15.3	(a)
Other rentals and landing fees	1,418	65	4.8
Depreciation and amortization	1,093	(11)	(1.0)
Maintenance, materials and repairs	1,329	49	3.8
Commissions, booking fees and credit card expense	976	123	14.5	(b)
Aircraft rentals	580	75	14.9	(c)
Food service	490	3	0.6
Special charges	—	(171)		*(d)
Other operating expenses	2,729	(79)	(2.8)

Total operating expenses	$21,862	$941	4.5%

*	Not meaningful

(a)	Aircraft fuel expense increased primarily due to a 15.2 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging losses of $142 million).

(b)	Commissions, booking fees and credit card expenses increased due to an 11.3 percent increase in operating revenues.

(c)	Aircraft rental expense increased principally due to new aircraft deliveries in 2009 and 2010.

(d)	Special charges in 2009 related to announced capacity reductions, the grounding of the Airbus A300 fleet and the write down of certain Embraer RJ-135 aircraft to their estimated fair values.

.

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

	Year Ended	Change
	December 31,	from	Percentage
Operating Expenses	2009	2008	Change
	(In millions)

Wages, salaries and benefits	$6,807	$152	2.3%
Aircraft fuel	5,553	(3,461)	(38.4	)(a)
Other rentals and landing fees	1,353	55	4.2
Depreciation and amortization	1,104	(103)	(8.5)
Maintenance, materials and repairs	1,280	43	3.5
Commissions, booking fees and credit card expense	853	(144)	(14.4	)(b)
Aircraft rentals	505	13	2.6
Food service	487	(31)	(6.0)
Special charges	171	(1,042)	(85.9	)(c)
Other operating expenses	2,808	(216)	(7.1	)(d)

Total operating expenses	$20,921	$(4,734)	(18.5)%

(a)	Aircraft fuel expense decreased primarily due to a 33.7 percent decrease in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and a 7.0 percent decrease in the Company’s fuel consumption. The Company recorded $651 million in net losses and $380 million in net gains on its fuel hedging contracts for the years ended December 31, 2009 and 2008, respectively.

(b)	Commissions, booking fees and credit card expense decreased in conjunction with the 16.2 percent decrease in the Company’s revenues.

(c)	Special charges in 2008 are related to an impairment charge of $1.1 billion to write down the Company’s McDonnell Douglas MD-80 and Embraer RJ-135 fleets and certain related long-lived assets to their estimated fair values. Special charges in 2009 relate to announced capacity reductions, the grounding of the Airbus A300 fleet and the write down of certain Embraer RJ-135 aircraft to their estimated fair values.

(d)	Other operating expenses in 2009 include $184 million for the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions.

Other Income (Expense)

Other income (expense) consists of Interest income and expense, Interest capitalized and Miscellaneous — net.

2010 Compared to 2009  Decreases in both short-term investment balances and interest rates caused a decrease in Interest income of $8 million, or 23.1 percent, to $26 million. Interest expense increased $79 million, or 10.7 percent, to $823 million primarily as a result of an increase in the Company’s long-term debt balance.

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

Income Tax Benefit

The Company has recorded in 2010 and 2009 an income tax expense credit of approximately $30 million and $36 million, respectively, resulting from the Company’s anticipated election under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by the American Recovery and Reinvestment Act of 2009),

allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

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

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008

American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	125,486	122,418	131,757
Available seat miles (millions)	153,241	151,774	163,532
Cargo ton miles (millions)	1,886	1,656	2,005
Passenger load factor	81.9%	80.7%	80.6%
Passenger revenue yield per passenger mile (cents)	13.36	12.28	13.84
Passenger revenue per available seat mile (cents)	10.94	9.91	11.15
Cargo revenue yield per ton mile (cents)	35.65	34.91	43.59
Operating expenses per available seat mile, excluding Regional Affiliates (cents)(*)	12.62	12.22	13.87
Fuel consumption (gallons, in millions)	2,481	2,499	2,694
Fuel price per gallon (cents)	231.0	200.7	302.6
Operating aircraft at year-end	620	610	626
Regional Affiliates
Revenue passenger miles (millions)	8,812	8,255	8,846
Available seat miles (millions)	12,179	11,566	12,603
Passenger load factor	72.4%	71.4%	70.2%

(*)	Excludes $2.7 billion, $2.5 billion and $3.1 billion of expense incurred related to Regional Affiliates in 2010, 2009 and 2008, respectively

Outlook

The Company currently expects capacity for American’s mainline jet operations to increase by approximately 3.8% in the first quarter of 2011 versus first quarter 2010. American’s mainline capacity for the full year 2011 is expected to increase approximately 3.6% from 2010 with a 1% increase in domestic capacity and a 7.7% growth in international capacity.

The Company expects first quarter 2011 mainline unit costs to increase approximately 1.6 percent year over year. The first quarter 2011 unit cost expectations reflect the increase in the cost of fuel during the second half of 2010 and projected fuel prices in 2011. Despite anticipated higher revenue-related expenses (such as booking fees and commissions) and financing costs related to the Company’s new Boeing 737-800 aircraft, the Company expects first quarter mainline unit costs excluding fuel to be 3.2% lower than the prior year periods.

The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control. Although fuel prices abated considerably from the record high prices recorded in July 2008, they have increased since the first quarter of 2009, particularly recently, and remain high and extremely volatile by historical standards.

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

Long-lived assets  — The Company has approximately $16 billion of long-lived assets as of December 31, 2010, including approximately $15 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, the recorded value of the Company’s fixed assets is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded. In accordance with U.S. GAAP, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company’s fleet plan has been the primary indicator that has resulted in an impairment charge in the past.

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

In the second quarter of 2008, due to the Company’s capacity reduction announcement, the Company concluded a triggering event had occurred and required that fixed assets be tested for impairment. As a result of that testing, the Company recorded impairment charges related to its McDonnell Douglas MD-80 aircraft and Embraer RJ-135 aircraft. See Note 2 to the consolidated financial statements for more information.

International Slots and Route Authorities — AMR performs annual impairment tests on its international slots and route authorities, which are indefinite life intangible assets and as a result they are not amortized. As discussed above, the Company also performs impairment tests when events and circumstances indicate that the assets might be impaired. These tests are primarily based on estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions and also consideration of markets for these assets. The net carrying value of assets not recoverable is reduced to fair value. The Company’s estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.

During 2009, the Company adopted guidance on measuring the fair value of assets and liabilities. The guidance introduces a framework for measuring fair value primarily based on exit prices and expands required disclosure about fair value measurements of assets and liabilities.

The Company had recorded international slots and route authorities of $708 million as of December 31, 2010. The Company estimates the fair value of these assets based on market information and estimated future cash flows. The Company believes its estimates and assumptions are reasonable; however, given the significant uncertainty regarding how open skies agreements will ultimately affect the Company’s operations at Heathrow and Narita, and other international locations that are evaluating “open skies”, as well as volatility in the revenue and fuel environment, the actual results could differ from those estimates. Further, as a part of the annual impairment test, it was determined that the fair value of certain routes in Latin America was less than the carrying value, and therefore, the Company recorded an impairment charge. See Note 11 to the consolidated financial statements for additional information regarding the valuation of the Company’s routes.

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

The Company considers breakage in its incremental cost calculation and recognizes breakage on AAdvantage miles sold over the estimated period of usage for sold miles that are ultimately redeemed. The Company calculates its breakage estimate using separate breakage rates for miles earned by flying on American and miles earned through other companies who have purchased AAdvantage miles for distribution to their customers, due to differing behavior patterns. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Future program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the frequent flyer liability, as well as recognized revenues from the program.

American includes fuel, food, and passenger insurance costs in the calculation of incremental cost. These estimates are generally updated based upon the Company’s 12-month historical average of such costs. American also accrues a frequent flyer liability for the mileage credits expected to be used for travel on participating airlines based on historical usage patterns and contractual rates.

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

The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines, as well as unrecognized revenue from selling AAdvantage miles to other companies, was approximately $1.4 billion and $1.5 billion at December 31, 2010 and 2009, respectively (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 16.3 percent and 19.2 percent of AMR’s total current liabilities, at December 31, 2010 and 2009, respectively.

The approximate number of free travel awards used for travel on American and American Eagle was 5.6 million one-way travel awards in 2010 (or 2.8 million round trip awards) and 5.2 million one-way travel awards in 2009 (or 2.6 million round trip travel awards) representing approximately 8.8 and 8.9 percent of passengers boarded in each year, respectively. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, breakage or cost per mile estimates could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.

Stock Compensation   — The Company grants awards under its various share based payment plans and utilizes option pricing models or fair value models to estimate the fair value of its awards. Certain awards contain a market performance condition, which is taken into account in estimating the fair value on the date of grant. The fair value of those awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of shares granted. The Company accounts for these awards over the three year term of the award based on the grant date fair value, provided adequate shares are available to settle the awards. For awards where adequate shares are not anticipated to be available or that only permit settlement in cash, the fair value is re-measured each reporting period.

Pensions and retiree medical and other benefits  — The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement plans in the consolidated balance sheet with a corresponding adjustment to Accumulated other comprehensive income (loss).

The Company’s pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; and (iii) expected health care cost trend rate and, starting in 2007 (iv) the estimated age of pilot retirement (as discussed below).

These assumptions as of December 31 were:

	2010	2009

Discount rate (cost/liability)	6.10%/5.80%	6.50%/6.10%
Expected return on plan assets	8.50%	8.50%
Expected health care cost trend rate:
Pre-65 individuals
Initial	8.0%	7.0%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	8.0%	7.5%
Ultimate (2010)	4.5%	4.5%
Pilot Retirement Age	63	63

When establishing our discount rate, to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2010 would increase the Company’s pension and postretirement benefits obligations by approximately $850 million and $170 million, respectively, and increase estimated 2011 pension and postretirement benefits expense by $80 million and less than $1 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of

35 percent longer duration corporate and U.S. government/agency bonds, 28 percent U.S. value stocks, 20 percent developed international stocks, 6 percent emerging markets stocks and bonds and 11 percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 7.7 percent as of December 31, 2010. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2010 would increase estimated 2011 pension expense by approximately $40 million.

The health care cost trend rate is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2011 postretirement benefits expense by $22 million.

Income taxes  — The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities. The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized. The effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements. Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position. The Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company had a deferred tax valuation allowance of $3.0 billion and $2.9 billion, respectively, at December 31, 2010 and 2009. See Note 8 to the consolidated financial statements for additional information.

Derivatives  — As required by U.S. GAAP, the Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. The fair value of the Company’s hedging contracts is recorded in Current Assets or Current Liabilities in the accompanying consolidated balance sheets and is recorded gross of the collateral posted and on a trade basis. As of December 31, 2010, the Company had derivative contracts in an asset position at fair value of $269 million including a liability related to contracts that settled in December. A deferred gain of $153 million was recorded in Accumulated other comprehensive income (OCI) at December 31, 2010 and will be recognized in future periods as contracts settle.

New Accounting Pronouncements

In November of 2009, the Financial Accounting Standards Board (FASB) issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements and estimate the fair value of each component individually on a pro-rata basis. The guidance removes the criterion that entities must use vendor-specific objective and reliable evidence of fair value when separately accounting for deliverables, allowing for the recognition of revenue in a manner that more closely aligns with the economics of certain arrangements, based on management’s estimate of the selling price. The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements. Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the

Company believes the impact of adoption will not be material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

Glossary of Defined Terms

ASM — Available Seat Mile.  A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

CASM — (Operating) Cost per Available Seat Mile.  The amount of operating cost incurred per ASM during a reporting period, also referred to as “unit cost.”

Passenger Load Factor — A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.

Passenger Mile Yield or Yield — The amount of passenger revenue earned per RPM during a reporting period.

RASM— Passenger Revenue per ASM.  The amount of passenger revenue earned per ASM during a reporting period. Passenger RASM is also referred to as “unit revenue.”

RPM — Revenue Passenger Mile.  One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that during that period. RPMs are also referred to as “traffic.”

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

Aircraft Fuel  The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2010 and 2009 cost per gallon of fuel. Based on projected 2011 fuel usage, such an increase would result in an increase to Aircraft fuel expense of approximately $502 million in 2011, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2010, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $499 million in 2010, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2009. As of January 2011, the Company had cash flow hedges, with collars and options, covering approximately 35 percent of its estimated 2011 fuel requirements. Comparatively, as of December 31, 2009, the Company had hedged, with collars and options, approximately 24 percent of its estimated 2010 fuel requirements. The consumption hedged for 2011 by cash flow hedges is capped at an average price of approximately $2.52 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.92 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). The Company’s collars represent approximately 30 percent of its estimated 2011 fuel requirements. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

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

Foreign Currency  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. A uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2010 and 2009 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $170 million and $136 million for the years ending December 31, 2010 and 2009, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2011 and 2010 foreign currency-denominated revenues and expenses as of December 31, 2010 and 2009, respectively.

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

Interest  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 23 percent of its total long-term debt at December 31, 2010 and 2009. If the Company’s interest rates average 10 percent more in 2011 than they did at December 31, 2010, the Company’s interest expense would increase by approximately $7 million and interest income from cash and short-term investments would increase by approximately $3 million. In comparison, at December 31, 2009, the Company estimated that if interest rates averaged 10 percent more in 2010 than they did at December 31, 2009, the Company’s interest expense would have increased by approximately $8 million and interest income from cash and short-term investments would have increased by approximately $1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate long-term debt and cash and short-term investment balances at December 31, 2010 and 2009.

Market risk for fixed rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $237 million and $316 million as of December 31, 2010 and 2009, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMR Corporation

We have audited the accompanying consolidated balance sheets of AMR Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of AMR Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMR Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 16, 2011

AMR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Revenues
Passenger — American Airlines	$16,760	$15,037	$18,234
— Regional Affiliates	2,327	2,012	2,486
Cargo	672	578	874
Other revenues	2,411	2,290	2,172

Total operating revenues	22,170	19,917	23,766

Expenses
Wages, salaries and benefits	6,847	6,807	6,655
Aircraft fuel	6,400	5,553	9,014
Other rentals and landing fees	1,418	1,353	1,298
Depreciation and amortization	1,093	1,104	1,207
Maintenance, materials and repairs	1,329	1,280	1,237
Commissions, booking fees and credit card expense	976	853	997
Aircraft rentals	580	505	492
Food service	490	487	518
Special charges	—	171	1,213
Other operating expenses	2,729	2,808	3,024

Total operating expenses	21,862	20,921	25,655

Operating Income (Loss)	308	(1,004)	(1,889)
Other Income (Expense)
Interest income	26	34	181
Interest expense	(823)	(744)	(803)
Interest capitalized	31	42	33
Miscellaneous — net	(48)	(80)	360

	(814)	(748)	(229)

Income (Loss) Before Income Taxes	(506)	(1,752)	(2,118)
Income tax (benefit)	(35)	(284)	—

Net Earnings (Loss)	$(471)	$(1,468)	$(2,118)

Earnings (Loss) Per Share
Basic	$(1.41)	$(4.99)	$(8.16)

Diluted	$(1.41)	$(4.99)	$(8.16)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In millions, except
	shares and par value)

ASSETS
Current Assets
Cash	$168	$153
Short-term investments	4,328	4,246
Restricted cash and short-term investments	450	460
Receivables, less allowance for uncollectible accounts (2010 — $58; 2009 — $58)	738	768
Inventories, less allowance for obsolescence (2010 — $530; 2009 — $509)	594	557
Fuel derivative contracts	269	135
Fuel derivative collateral deposits	—	14
Other current assets	291	309

Total current assets	6,838	6,642
Equipment and Property
Flight equipment, at cost	20,345	19,647
Less accumulated depreciation	8,081	7,382

	12,264	12,265
Purchase deposits for flight equipment	375	639
Other equipment and property, at cost	5,173	5,158
Less accumulated depreciation	2,974	2,881

	2,199	2,277

	14,838	15,181
Equipment and Property Under Capital Leases
Flight equipment	605	651
Other equipment and property	219	215

	824	866
Less accumulated amortization	580	571

	244	295
Other Assets
International slots and route authorities	708	736
Domestic slots and airport operating and gate lease rights, less accumulated amortization (2010 — $473; 2009 — $445)	224	252
Other assets	2,236	2,332

	3,168	3,320

Total Assets	$25,088	$25,438

AMR CORPORATION

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2010	2009
	(In millions, except
	shares and par value)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,156	$1,064
Accrued salaries and wages	498	488
Fuel derivative liability	—	80
Accrued liabilities	1,587	1,551
Air traffic liability	3,656	3,431
Current maturities of long-term debt	1,776	1,024
Current obligations under capital leases	107	90

Total current liabilities	8,780	7,728
Long-Term Debt, Less Current Maturities	8,756	9,984
Obligations Under Capital Leases, Less Current Obligations	497	599
Other Liabilities and Credits
Deferred gains	270	272
Pension and postretirement benefits	7,877	7,397
Other liabilities and deferred credits	2,853	2,947

	11,000	10,616
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock — 20,000,000 shares authorized; None issued	—	—
Common stock — $1 par value; 750,000,000 shares authorized; shares issued: 2010 — 339,389,724; 2009 — 338,564,327	339	339
Additional paid-in capital	4,445	4,399
Treasury shares at cost: 2010 and 2009 — 5,940,399	(367)	(367)
Accumulated other comprehensive loss	(2,755)	(2,724)
Accumulated deficit	(5,607)	(5,136)

	(3,945)	(3,489)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,088	$25,438

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash Flow from Operating Activities:
Net earnings (loss)	(471)	$(1,468)	$(2,118)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	967	979	1,055
Amortization	126	125	152
Equity based stock compensation	43	61	53
Special charges	—	171	1,317
Pension and postretirement	236	657	279
Gain on sale of subsidiary	—	—	(432)
Redemption payments under operating leases for special facility revenue bonds	—	—	(188)
Change in assets and liabilities:
Decrease (increase) in receivables	29	43	217
Decrease (increase) in inventories	(81)	(79)	5
Decrease (increase) in derivative collateral and unwound derivative contracts	87	561	(940)
Increase (decrease) in accounts payable and accrued liabilities	(19)	(75)	(421)
Increase (decrease) in air traffic liability	225	(277)	(277)
Increase (decrease) in other liabilities and deferred credits	144	220	(101)
Other, net	(45)	12	5

Net cash provided by (used in) operating activities	1,241	930	(1,394)
Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(1,962)	(1,521)	(876)
Net decrease (increase) in short-term investments	(82)	(1,330)	1,471
Net decrease (increase) in restricted cash and short-term investments	10	(1)	(31)
Proceeds from sale of equipment, property and investments/subsidiaries	4	76	480
Other	—	53	11

Net cash provided by (used in) investing activities	(2,030)	(2,723)	1,055
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,154)	(2,416)	(1,092)
Proceeds from:
Issuance of common stock, net of issuance costs	—	412	294
Reimbursement from construction reserve account	7	—	—
Exercise of stock options	1	1	1
Issuance of long-term debt	542	2,990	825
Sale leaseback transactions	1,408	768	354
Net cash provided by (used in) financing activities	804	1,755	382

Net increase (decrease) in cash	15	(38)	43
Cash at beginning of year	153	191	148

Cash at end of year	$168	$153	$191

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Accumulated
	Stock	Capital	Stock	Income (loss)	Deficit	Total
	(In millions, except share amounts)

Balance at January 1, 2008	$255	$3,696	$(367)	$670	$(1,550)	$2,704
Net loss	—	—	—	—	(2,118)	(2,118)
Changes in pension, retiree medical and other liability	—	—	—	(2,724)	—	(2,724)
Net changes in fair value of derivative financial instruments	—	—	—	(1,116)	—	(1,116)
Unrealized loss on investments	—	—	—	(7)	—	(7)

Total comprehensive loss						(5,965)
Reclassification and amortization of stock compensation plans	—	30	—	—	—	30
Issuance of 27,057,554 shares	27	267	—	—	—	294
Issuance of 2,492,860 shares to employees pursuant to stock option and deferred stock incentive plans	3	(1)	—	—	—	2

Balance at December 31, 2008	285	3,992	(367)	(3,177)	(3,668)	(2,935)
Net loss	—	—	—	—	(1,468)	(1,468)
Changes in pension, retiree medical and other liability	—	—	—	(117)	—	(117)
Net changes in fair value of derivative financial instruments	—	—	—	813	—	813
Non-cash tax provision	—	—	—	(248)	—	(248)
Unrealized gain on investments	—	—	—	5	—	5

Total comprehensive loss						(1,015)
Reclassification and amortization of stock compensation plans	—	48	—	—	—	48
Issuance of 52,269,849 shares	52	360	—	—	—	412
Issuance of 1,399,833 shares to employees pursuant to stock option and deferred stock incentive plans	2	(1)	—	—	—	1

Balance at December 31, 2009	339	4,399	(367)	(2,724)	(5,136)	(3,489)
Net loss	—	—	—	—	(471)	(471)
Changes in pension, retiree medical and other liability	—	—	—	(247)	—	(247)
Net changes in fair value of derivative financial instruments	—	—	—	216	—	216

Total comprehensive loss						(502)
Reclassification and amortization of stock compensation plans	—	48	—	—	—	48
Issuance of 825,397 shares to employees pursuant to stock option and deferred stock incentive plans	—	(2)	—	—	—	(2)

Balance at December 31, 2010	339	4,445	(367)	(2,755)	(5,607)	(3,945)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Accounting Policies

Basis of Presentation  The accompanying consolidated financial statements as of December 31, 2010 and for the three years ended December 31, 2010 include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary, American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle). The consolidated financial statements as of and for the years ended December 31, 2010, 2009 and 2008 include the accounts of the Company and its wholly owned subsidiaries as well as VIEs for which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated.

New Accounting Pronouncements  In November of 2009, the FASB issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements. The guidance removes the criterion that entities must use vendor-specific objective and reliable evidence of fair value when separately accounting for deliverables, allowing for the recognition of revenue in a manner that more closely aligns with the economics of certain arrangements based on management’s estimate of the selling price. The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements. Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the Company believes the impact of adoption will not be material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equipment and Property  The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

Depreciable Life

American jet aircraft and engines	20 — 30 years
Other regional aircraft and engines	16 — 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Lesser of remaining lease term or expected useful life
Buildings and improvements (principally on leased land)	5 — 30 years or term of lease, including estimated renewal options when renewal is economically compelled at key airports
Furniture, fixtures and other equipment	3 — 10 years
Capitalized software	5 — 10 years

Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally five to ten percent, except when guaranteed by a third party for a different amount.

Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives. Lease terms vary but are generally six to 25 years for aircraft and seven to 40 years for other leased equipment and property.

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

Frequent Flyer Program  The estimated incremental cost of providing free travel awards is accrued for mileage credits earned by using American’s service that are expected to be redeemed in the future. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at fair value and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used. Breakage of sold miles is recognized over the estimated period of usage. The remaining portion of the revenue, representing the marketing services sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of Other revenues, as the related services have been provided. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.4 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2010 and $1.5 billion as of December 31, 2009.

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

Advertising Costs  The Company expenses on a straight-line basis the costs of advertising as incurred throughout the year. Advertising expense was $165 million for the year ended December 31, 2010, and $153 million for the years ended December 31, 2009 and December 31, 2008.

Subsequent Events  In connection with preparation of the consolidated financial statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2010 and determined that no additional disclosure to that presented in this Form 10-K was necessary.

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

Aircraft Charges

As part of these capacity reductions, the Company grounded its leased Airbus A300 aircraft prior to lease expiration. In 2009, the Company incurred approximately $94 million in net present value of future lease payments and lease return costs related to the grounding of the leased Airbus A300 fleet. The Company estimates that virtually all of these charges will result in future cash expenditures. Further, the Company also wrote down its owned Airbus A300 aircraft and related inventory to estimated salvage value in the fourth quarter of 2009, resulting in a non-cash expense of $20 million. All Airbus A300 aircraft were permanently retired as of 2009.

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of December 31, 2010:

	Aircraft	Facility Exit	Employee
	Charges	Costs	Charges	Other	Total

Remaining accrual at January 1, 2008	$126	$18	$—	$—	$144
Capacity reduction charges	1,117	—	71	25	1,213
Non-cash charges	(1,103)	—	—	(25)	(1,128)
Adjustments	1	(2)	—	—	(1)
Payments	(31)	—	(55)	—	(86)

Remaining accrual at December 31, 2008	$110	$16	$16	$—	$142
Capacity reduction charges	164	7	—	—	171
Non-cash charges	(68)	—	—	—	(68)
Adjustments	(2)	—	—	—	(2)
Payments	(49)	(3)	(16)	—	(68)

Remaining accrual at December 31, 2009	$155	$20	$—	$—	$175
Non-cash charges
Adjustments	(8)	11			3
Payments	(88)	(4)			(92)

Remaining accrual at December 31, 2010	$59	$27	$—	$—	$86

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

Other

On September 22, 2001, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) was signed into law. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. Based upon estimates provided by the Company’s insurance providers, the Company initially recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act. The receivable and the liability, recorded in the accompanying consolidated balance sheet as Other assets and Other liabilities and deferred credits, respectively, was $1.6 billion and $1.7 billion at December 31, 2010 and 2009, respectively.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments and Fair Value Measurements

Short-term investments consisted of (in millions):

	December 31,
	2010	2009

Overnight investments, time deposits and Repurchase agreements	$844	$1,415
Corporate and bank notes	2,685	2,527
U. S. government agency mortgages	605	—
U.S. government agency notes	—	300
Commingled funds	190	—
Other	4	4

	$4,328	$4,246

Short-term investments at December 31, 2010, by contractual maturity included (in millions):

Due in one year or less	$2,609
Due between one year and three years	1,114
Due after three years	605

$4,328

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist of commodity collars and calls, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2010.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Short-term investments(1,2)
Money market funds	$198	$198	$—	$—
Government agency investments	605	—	605	—
Repurchase investments	831	—	831	—
Short-term obligations	1,580	—	1,580	—
Corporate obligations	647	—	647	—
Bank notes/Certificates of deposit/Time deposits	467	—	467	—

	4,328	198	4,130	—
Restricted cash and short-term investments(1)
Money market funds	450	450	—	—
Fuel derivative contracts(1)	269	—	269	—

Total	$5,047	$648	$4,399	$—

(1)	Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) (OCI) at each measurement date.

(2)	The majority of the Company’s short-term investments mature in one year or less except for $467 million of Bank notes/Certificates of deposit/Time deposits, $605 million of U.S. Government agency investments and $647 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the year ended December 31, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

4.	Commitments, Contingencies and Guarantees

As of December 31, 2010, American had 15 Boeing 737-800 aircraft purchase commitments in 2011 and 28 Boeing 737-800 aircraft purchase commitments in 2012 and, in addition to those commitments, American had firm purchase commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016. American also previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft. As of December 31, 2010, AMR Eagle had firm purchase commitments for 8 Bombardier CRJ-700 aircraft scheduled to be delivered in 2011.

As of December 31, 2010, payments for the above purchase commitments will approximate $884 million in 2011, $951 million in 2012, $491 million in 2013, $291 million in 2014, $169 million in 2015 and $79 million for 2016. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $375 million and $639 million at December 31, 2010 and 2009, respectively.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 14, 2011, the Company entered into an amendment to Purchase Agreement No. 1980 with the Boeing Company to exercise rights to acquire two Boeing 777-300ER aircraft for delivery in 2012. The Company’s total purchase commitments are expected to be approximately $2.8 billion at the end of the first quarter 2011, reflecting this transaction and aircraft purchase deposits paid during that period.

On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company. The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of European Union (EU) law. During 2010 the EU notified the Company it was dismissing its investigation against the Company.

On August 26, 2010, the Federal Aviation Administration (FAA) proposed a $24.2 million civil penalty against American, claiming that American failed to properly perform certain portions of an FAA Airworthiness Directive concerning certain wiring to the McDonnell Douglas MD-80 aircraft auxiliary hydraulic pump. American plans to challenge the proposed civil penalty. The Company has concluded that the amount of the penalty, if any, that may be paid is not estimable at December 31, 2010.

The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $73 million as of December 31, 2010. The Company expects to make payments of $60 million and $5 million in 2011 and 2012, respectively. In addition, the Company has an information technology support related contract that requires minimum annual payments of $100 million in 2011 and declining to $70 million in 2014 through 2019.

American has a capacity purchase agreement with Chautauqua Airlines, Inc. to provide Embraer -140 regional jet services to certain markets under the brand AmericanConnection®. Under these arrangements, the Company pays the AmericanConnection® carrier a fee per block hour to operate the aircraft. The block hour fees are designed to cover the AmericanConnection® carrier’s fully allocated costs plus a margin. Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the AmericanConnection® regional jets. Minimum payments under the contracts are $56 million in 2011 and $15 million in 2012. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under certain contracts with third parties, the Company indemnifies the third party against legal liability arising out of an action by the third party, or certain other parties. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. The Company has liability insurance protecting the Company for some of the obligations it has undertaken under these indemnities.

AMR and American have event risk covenants in approximately $1 billion of indebtedness and operating leases as of December 31, 2010. These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 600 basis points above the state rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time. No designated event, as defined, had occurred as of December 31, 2010.

The Company is involved in certain claims and litigation related to its operations. The Company is also subject to regulatory assessments in the ordinary course of business. AMR establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. In the opinion of management, liabilities, if any, arising from these claims and litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

5.	Leases

AMR’s subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, were (in millions):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2011	$186	$1,254
2012	136	1,068
2013	120	973
2014	98	831
2015	87	672
2016 and thereafter	349	6,006

	$976	$10,804	(1)

Less amount representing interest	372

Present value of net minimum lease payments	$604

(1)	As of December 31, 2010, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheet is approximately $1.1 billion relating to rent expense being recorded in advance of future operating lease payments.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Company was operating 202 jet aircraft and 39 turboprop aircraft under operating leases and 70 jet aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor’s cost of the aircraft or a predetermined fixed amount.

During 2010, the Company financed 36 deliveries of Boeing 737-800 aircraft through sale leaseback transactions resulting in gains which are being amortized over the respective remaining lease terms. During 2009 non-recurring charges related to losses on certain sale leasebacks of vintage aircraft of $88 million were realized and included in Other operating income.

Special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment. To the extent these transactions were committed to prior to May 21, 1998, they are accounted for as operating leases under U.S. GAAP. Approximately $1.5 billion of these bonds (with total future payments of approximately $3.2 billion as of December 31, 2010) are guaranteed by American, AMR, or both. Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date.

Rent expense, excluding landing fees, was $1.5 billion, $1.3 billion and $1.3 billion in 2010, 2009 and 2008, respectively.

American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 83 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2010, future lease payments required under these leases totaled $1.1 billion.

6.	Indebtedness

Long-term debt consisted of (in millions):

	December 31,
	2010	2009

Secured variable and fixed rate indebtedness due through 2021 (effective rates from 1.00% — 13.00% at December 31, 2010)	$5,114	$5,553
Enhanced equipment trust certificates due through 2019 (rates from 5.10% — 12.00% at December 31, 2010)	2,002	2,022
6.00% — 8.50% special facility revenue bonds due through 2036	1,641	1,658
AAdvantage Miles advance purchase (net of discount of $110 million) (effective rate 8.30)%	890	890
6.25% senior convertible notes due 2014	460	460
9.00% — 10.20% debentures due through 2021	214	214
7.88% — 10.55% notes due through 2039	211	211
	10,532	11,008
Less current maturities	1,776	1,024

Long-term debt, less current maturities	$8,756	$9,984

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments of long-term debt (including sinking fund requirements) for the next five years are: 2011 — $2.4 billion; 2012 — $1.7 billion; 2013 — $990 million; 2014 — $1.4 billion, 2015 — $713 million. The 2011 amount includes approximately $600 million that was refinanced in January 2011 as described below and thus is excluded from current maturities.

As of December 31, 2010, AMR had issued guarantees covering approximately $1.6 billion of American’s tax-exempt bond debt (and interest thereon) and $459 million of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $885 million of AMR’s unsecured debt (and interest thereon). In addition, as of December 31, 2010, AMR and American had issued guarantees covering approximately $216 million of AMR Eagle’s secured debt (and interest thereon) and AMR has issued additional guarantees covering $2.1 billion of AMR Eagle’s secured debt (and interest thereon). AMR also guarantees $145 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.

On January 25, 2011, American closed on a $657 million Pass Through Trust Certificates (the Certificates). The equipment notes expected to be held by each pass through trust will be issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. At closing, 27 of the aircraft were encumbered by either private mortgages or by liens to secure debt incurred in connection with the issuance of enhanced equipment trust certificates in 2001, all of which mature in 2011. As a result, the proceeds from the sale of the Certificates of each trust will initially be held in escrow with a depositary, pending the financing of each aircraft under an indenture relating to the Certificates. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes will be fully and unconditionally guaranteed by AMR Corporation.

In 2009, American entered into an arrangement under which Citibank paid to American $1.0 billion in order to pre-purchase AAdvantage Miles (the Advance Purchase Miles) under American’s AAdvantage frequent flier loyalty program (the Advance Purchase). Approximately $890 million of the Advance Purchase proceeds is accounted for as a loan from Citibank with the remaining $110 million recorded as Deferred Revenue in Other liabilities and deferred credits.

To effect the Advance Purchase, American and Citibank entered into an Amended and Restated AAdvantage Participation (as so amended and restated, the Amended Participation Agreement). Under the Amended Participation Agreement, American agreed that it would apply in equal monthly installments, over a five year period beginning on January 1, 2012, the Advance Purchase Miles to Citibank cardholders’ AAdvantage accounts.

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, American closed a $520 million Pass Through Trust Certificates (the Certificates) financing covering four Boeing 777-200ER aircraft owned by American and 16 of American’s Boeing 737-800 deliveries. Equipment notes underlying the Certificates bear interest at 10.375 percent per annum and principal and interest on the notes are payable in semi-annual installments with a balloon payment at maturity in 2019. Approximately $200 million of the proceeds from the sale of the Certificates were used by American during 2010 for the delivery and financing of Boeing 737-800 aircraft.

Also in 2009, American entered into a sale leaseback financing transaction with GECAS for Boeing 737-800 aircraft (the 2009 Sale Leaseback) delivered in 2010 and certain Boeing 737-800 aircraft deliveries scheduled to be delivered in 2011 for an aggregate commitment of $1.6 billion. The 2009 sale leaseback is subject to certain terms and conditions, including a condition to the effect that, at the time of entering into the sale and leaseback of a particular Boeing 737-800 aircraft, American has at least a certain amount of unrestricted cash and short term investments.

At December 31, 2010, the Company had outstanding $460 million principal amount of its 6.25 percent senior convertible notes due 2014. Each note is convertible by holders into shares of AMR common stock at an initial conversion rate of 101.0101 shares per $1,000 principal amount of notes (which represents an equivalent initial conversion price of approximately $9.90 per share), subject to adjustment upon the occurrence of certain events, at any time prior to the close of business on the business day immediately preceding the maturity date of the notes. The Company must pay the conversion price of the notes in common stock. If the holders of the notes do not convert prior to maturity, the Company will retire the debt in cash. These notes are guaranteed by American.

Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we may be required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any).

Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.

Cash payments for interest, net of capitalized interest, were $735 million, $631 million and $685 million for 2010, 2009 and 2008, respectively.

7.	Financial Instruments and Risk Management

Fuel Price Risk Management  As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2010, the Company had fuel derivative contracts outstanding covering 31 million barrels of jet fuel that will be settled over the next 24 months. A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2010, 2009 and 2008, the Company recognized net gains (losses) of approximately ($142) million, ($651) million and $380 million, respectively, as a component of Aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The fair value of the Company’s fuel hedging agreements at December 31, 2010 and 2009, representing the amount the Company would receive upon termination of the agreements, totaled $257 million and $57 million, respectively, which excludes a payable for both years related to contracts that settled in December of each year. As of December 31, 2010, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $121 million in net gains (based on prices as of December 31, 2010) related to its fuel derivative hedges.

The impact of cash flow hedges on the Company’s consolidated financial statements for the years ending December 31, 2010 and 2009, respectively, is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of December 31,				Liability Derivatives as of December 31,
2010		2009		2010		2009
Balance		Balance		Balance		Balance
Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Location	Value	Location	Value	Location	Value	Location	Value

Fuel derivative contracts	$269	Fuel derivative contracts	$126	Fuel derivative liability	$—	Fuel derivative liability	$71

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

			Amount of Gain
Amount of Gain			(Loss)
(Loss)		Location of Gain	Reclassified		Location of Gain	Amount of Gain (Loss)
Recognized in		(Loss) Reclassified from	from Accumulated		(Loss) Recognized	Recognized in Income on
OCI on Derivative(1)		Accumulated OCI	OCI into Income(1)		in Income on	Derivative(2)
2010	2009	into Income(1)	2010	2009	Derivative(2)	2010	2009

$72	$151	Aircraft Fuel	$(144)	$(662)	Aircraft Fuel	$2	$11

(1)	Effective portion of gain (loss)

(2)	Ineffective portion of gain (loss)

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings.

As of December 31, 2010, the Company had received collateral of $73 million which is included in short-term investments.

In addition to the Company’s qualifying cash flow hedges, American has hedges that were effectively unwound in 2009 that were recorded as assets and liabilities on the balance sheet. Fair value of these offsetting positions not designated as hedges as of December 31, 2009 was a $9 million asset recorded in Fuel derivative contracts and a $9 million liability recorded in Fuel derivative liability. In January 2010, all of these contracts were settled with a net zero impact to the Company’s financial statements.

Fair Values of Financial Instruments  The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Secured variable and fixed rate indebtedness	$5,114	$4,562	$5,553	$4,310
Enhanced equipment trust certificates	2,002	2,127	2,022	1,999
6.00% — 8.50% special facility revenue bonds	1,641	1,657	1,658	1,600
AAdvantage Miles advance purchase	890	903	890	893
4.50% — 6.25% senior convertible notes	460	526	460	476
9.00% — 10.20% debentures	214	207	214	158
7.88% — 10.55% notes	211	209	211	181

	$10,532	$10,191	$11,008	$9,617

8.	Income Taxes

The Company has an unrecognized tax benefit of approximately $6 million, which did not change during the twelve months ended December 31, 2010. Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but was not significant at December 31, 2010.

The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2010	2009

Unrecognized Tax Benefit at January 1	$6	$24
Decreases due to settlements with taxing authority	0	(18)

Unrecognized Tax Benefit at December 31	$6	$6

The Company estimates that the unrecognized tax benefit will not significantly change within the next twelve months.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2004 through 2009 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and the Company is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. The Company believes that the effect of any additional assessment(s) will be immaterial to its consolidated financial statements.

The significant components of the income tax provision (benefit) were (in millions);

	Year Ended December 31,
	2010	2009	2008

Current	$(5)	$(36)	$0
Deferred	(30)	(248)	0

Income tax benefit	$(35)	$(284)	$—

The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Statutory income tax provision expense/(benefit)	$(177)	$(613)	$(741)
State income tax expense/(benefit), net of federal tax effect	(1)	(41)	(49)
Meal expense	7	7	8
Change in valuation allowance	121	597	807
Tax benefit resulting from OCI allocation		(248)	—
Other, net	15	14	(25)

Income tax benefit	$(35)	$(284)	$—

The change in the valuation allowance reflects the recording by the Company in 2010 and 2009 of an income tax expense credit of approximately $30 million and $36 million, respectively, resulting from the Company’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the American Recovery and Reinvestment Act of 2009), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of Accumulated other comprehensive income (loss), described in Note 12 to the consolidated financial statements. The total increase in the valuation allowance was $121 million, $135 million, and $2.1 billion in 2010, 2009, and 2008, respectively.

The Company recorded a $248 million non-cash income tax benefit from continuing operations during the fourth quarter of 2009. Under current accounting rules, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which will be exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to Accumulated other comprehensive income, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, the Company’s year-end net deferred tax position is not impacted by this tax allocation.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of AMR’s deferred tax assets and liabilities were (in millions):

	December 31,
	2010	2009

Deferred tax assets:
Postretirement benefits other than pensions	$1,056	$971
Rent expense	333	331
Alternative minimum tax credit carryforwards	392	397
Operating loss carryforwards	2,271	2,276
Pensions	1,865	1,686
Frequent flyer obligation	630	669
Gains from lease transactions	55	90
Other	583	787

Total deferred tax assets	7,185	7,207
Valuation allowance	(2,990)	(2,869)

Net deferred tax assets	4,195	4,338

Deferred tax liabilities:
Accelerated depreciation and amortization	(3,985)	(4,152)
Other	(185)	(186)

Total deferred tax liabilities	(4,170)	(4,338)

Net deferred tax asset	$25	$—

At December 31, 2010, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $392 million, which is available for an indefinite period, and federal net operating losses of approximately $6.7 billion for regular tax purposes, which will expire, if unused, beginning in 2022. These net operating losses include an unrealized benefit of approximately $666 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. The Company had available for state income tax purposes net operating losses of $3.7 billion, which expire, if unused, in years 2011 through 2027. The amount that will expire in 2011 is $25 million.

Cash payments (refunds) for income taxes were ($32) million, $6 million and $(14) million for 2010, 2009 and 2008, respectively.

Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding 50 percent during a 3-year period can potentially limit a company’s future use of net operating losses and tax credits (NOLs). The Section 382 Limitation may be increased by certain “built-in gains,” as provided by current IRS guidance. Based on available information, the Company believes it is not currently subject to the Section 382 Limitation. If triggered under current conditions, the Section 382 Limitation is not expected to significantly impact the recorded value of deferred taxes or timing of utilization of the Company’s NOLs.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share Based Compensation

AMR grants, or has granted, stock compensation under three plans: the 1998 Long Term Incentive Plan (the 1998 Plan), the 2003 Employee Stock Incentive Plan (the 2003 Plan) and the 2009 Long Term Incentive Plan (the 2009 Plan). Collectively, the 1998 Plan and the 2009 Plan are referred to as the LTIP Plans.

Under the LTIP Plans, officers and key employees of AMR and its subsidiaries may be granted certain types of stock or performance based awards. At December 31, 2010, the Company had stock option awards, stock appreciation right (SAR) awards, performance share awards, deferred share awards and other awards outstanding under these plans. The total number of common shares authorized for distribution under the 1998 Plan and the 2009 Plan is 23,700,000 and 4,000,000 shares, respectively. The 1998 Plan expired by its terms in 2008.

The Company established the 2003 Plan to provide equity awards to employees. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. At December 31, 2010, the Company had stock options and deferred awards outstanding under this plan. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

In 2010, 2009 and 2008 the total charge for share-based compensation expense included in Wages, salaries and benefits expense was $53 million, $61 million and $53 million, respectively. In 2010, 2009 and 2008, the amount of cash used to settle equity instruments granted under share-based compensation plans was $2 million, $1 million and $24 million, respectively.

Stock Options/SARs  During 2006, the AMR Board of Directors approved an amendment covering all of the outstanding stock options previously granted under the 1998 Plan. The amendment added to each of the outstanding options an additional SAR in tandem with each of the then outstanding stock options. The addition of the SAR did not impact the fair value of the stock options, but simply allowed the Company to settle the exercise of the option by issuing the net number of shares equal to the in-the-money value of the option. This amendment is estimated to make available enough shares to permit the Company to settle all outstanding performance and deferred share awards under the 1998 Plan in stock rather than cash.

Options/SARs granted under the LTIP Plans and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from three to five years and expire no later than ten years from the date of grant. Expense for the options is recognized on a straight-line basis. The fair value of each award is estimated on the date of grant using the modified Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical employee exercise data to estimate the expected term of awards granted used in the valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero based on the Company’s history and expectation of not paying dividends.

	2010	2009	2008

Expected volatility	74.4% to 75.9%	73.6% to 76.7%	53.0% to 55.9%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	1.18% to 2.58%	2.33% to 2.46%	2.98% to 3.15%
Annual forfeiture rate	10.0%	10.0%	10.0%

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option/SARs activity under the LTIP Plans and the 2003 Plan as of December 31, 2010, and changes during the year then ended is presented below:

	LTIP Plans		The 2003 Plan
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options/SARs	Price	Options	Price

Outstanding at January 1	15,892,528	$19.02	13,526,670	$5.66
Granted	3,165,950	7.07	—	—
Exercised	(100,366)	4.86	(211,575)	5.00
Forfeited or Expired	(3,573,824)	30.51	(106,712)	6.94

Outstanding at December 31	15,384,288	$13.99	13,208,383	$5.66

Exercisable at December 31	7,290,070	$21.32	13,206,599	$5.66

Weighted Average Remaining Contractual Term of Options Outstanding (in years)	6.2		2.4

Aggregate Intrinsic Value of Options Outstanding	$14,155,359		$32,871,830

The aggregate intrinsic value of all vested options/SARs is $35 million and those options have an average remaining contractual life of 2.8 years. The weighted-average grant date fair value of options/SARs granted during 2010, 2009 and 2008 was $3.97, $2.54 and $3.78, respectively. The total intrinsic value of options/SARs exercised during 2010, 2009 and 2008 was $1 million, less than $1 million and $2 million, respectively.

A summary of the status of the Company’s non-vested options/SARs under all plans as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted
		Average
		Grant Date Fair
	Options/SARs	Value

Outstanding at January 1	6,765,581	$4.02
Granted	3,165,950	3.97
Vested	(1,743,271)	4.82
Forfeited	(92,258)	3.82

Outstanding at December 31	8,096,002	$3.83

As of December 31, 2010, there was $14 million of total unrecognized compensation cost related to non-vested stock options/SARs granted under the LTIP Plans and the 2003 Plan that is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of stock options/SARs vested during the years ended December 31, 2010, 2009 and 2008, was $11 million, $10 million and $9 million, respectively.

Cash received by the Company from exercise of stock options for the years ended December 31, 2010, 2009 and 2008, was $1 million for each of those years. No tax benefit was realized as a result of stock options/SARs exercised in 2010 due to the tax valuation allowance discussed in Note 8.

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of performance awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of shares granted.

Activity during 2010 for performance awards accounted for as equity awards was:

		Weighted
		Average
		Remaining
		Contractual	Aggregate
	Awards	Term	Intrinsic Value

Outstanding at January 1	7,863,455
Granted	3,057,630
Settled	(324,462)
Forfeited or Expired	(1,306,177)

Outstanding at December 31	9,290,446	1.3	$72,372,574

The aggregate intrinsic value represents the Company’s current estimate of the number of shares (9,290,446 shares at December 31, 2010) that will ultimately be distributed for outstanding awards computed using the market value of the Company’s common stock at December 31, 2010. The weighted-average grant date fair value per share of performance share awards granted during 2010, 2009, and 2008 was $7.01, $4.53 and $8.20, respectively. The total fair value of equity awards settled during the year ended December 31, 2010 was $2 million. As of December 31, 2010, there was $23 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized over a period of 1.7 years.

Deferred Share Awards  The distribution of deferred share awards granted under the LTIP Plans is based solely on a requisite service period (generally 36 months). Career equity awards granted to certain employees of the Company vest upon the retirement of those individuals. The fair value of each deferred award is based on AMR’s stock price on the measurement date.

Activity during 2010 for deferred awards accounted for as equity awards was:

		Weighted
		Average
		Remaining
		Contractual	Aggregate
	Shares	Term	Intrinsic Value

Outstanding at January 1	6,887,268
Granted	2,722,330
Settled	(628,270)
Forfeited or Expired	(256,769)

Outstanding at December 31	8,724,559	2.2	$67,964,316

The weighted-average grant date fair value per share of deferred awards granted during 2010, 2009 and 2008 was $7.05, $4.57 and $8.23, respectively. The total fair value of awards settled during the years ended December 31, 2010, 2009 and 2008 was $3 million, $3 million and $6 million, respectively. As of December 31, 2010, there was $27 million of total unrecognized compensation cost related to deferred awards that is expected to be recognized over a weighted average period of 2.6 years.

Other Awards  As of December 31, 2010, certain performance share agreements and deferred share award agreements were accounted for as a liability, or as equity, as appropriate, in the consolidated balance sheet as the plans only permit settlement in cash or the awards required that the employee meet certain performance conditions which were not subject to market measurement. As a result, awards under these agreements are marked to current market value. As of December 31, 2010, the aggregate intrinsic value of these awards was $4 million and the

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average remaining contractual term of these awards was 2.8 years. The total fair value of awards settled during the years ended December 31, 2010, 2009 and 2008 was $2 million, $1 million, and $24 million respectively. As of December 31, 2010, there was $2 million of total unrecognized compensation cost related to other awards that is expected to be recognized over a weighted average period of 3.5 years.

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

The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2010 and 2009, and a statement of funded status as of December 31, 2010 and 2009 (in millions):

			Retiree Medical and
	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Reconciliation of benefit obligation
Obligation at January 1	$12,003	$10,884	$2,827	$2,779
Service cost	366	333	60	59
Interest cost	737	712	165	179
Actuarial (gain) loss	442	675	263	67
Plan amendments	1	—	(78)	(101)
Benefit payments	(581)	(601)	(140)	(156)

Obligation at December 31	$12,968	$12,003	$3,097	$2,827

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$7,051	$6,714	$206	$161
Actual return on plan assets	837	928	17	34
Employer contributions	466	10	151	167
Benefit payments	(581)	(601)	(140)	(156)

Fair value of plan assets at December 31	$7,773	$7,051	$234	$206

Funded status at December 31	$(5,195)	$(4,952)	$(2,863)	$(2,621)

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Retiree Medical and
	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Amounts recognized in the consolidated balance sheets
Current liability	$8	$9	$173	$167
Noncurrent liability	5,187	4,943	2,690	2,454

	$5,195	$4,952	$2,863	$2,621

Amounts recognized in other comprehensive loss
Net actuarial loss (gain)	$3,052	$3,008	$(128)	$(402)
Prior service cost (credit)	81	94	(205)	(147)

	$3,133	$3,102	$(333)	$(549)

For plans with accumulated benefit obligations exceeding the fair value of plan assets
Projected benefit obligation (PBO)	$12,968	$11,977	$—	$—
Accumulated benefit obligation (ABO)	11,508	10,558	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	3,097	2,827
Fair value of plan assets	7,773	7,027	234	206

ABO less fair value of plan assets	3,735	3,531	—	—

At December 31, 2010 and 2009, pension benefit plan assets of $264 million and $145 million, respectively, and retiree medical and other benefit plan assets of $232 million and $204 million, respectively, were invested in shares of certain mutual funds.

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Pension Benefits
	2010	2009	2008

Components of net periodic benefit cost
Defined benefit plans:
Service cost	$366	$333	$324
Interest cost	737	712	684
Expected return on assets	(593)	(566)	(789)
Amortization of:
Prior service cost	13	13	16
Settlement	—	—	103
Unrecognized net loss	154	145	3

Net periodic benefit cost for defined benefit plans	677	637	341
Defined contribution plans	168	168	170

	$845	$805	$511

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Retiree Medical and Other Benefits
	2010	2009	2008

Components of net periodic benefit cost
Service cost	$60	$59	$54
Interest cost	165	179	172
Expected return on assets	(18)	(14)	(20)
Amortization of:
Prior service cost	(19)	(8)	(13)
Unrecognized net loss (gain)	(10)	(14)	(22)

Net periodic benefit cost	$178	$202	$171

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $154 million and $13 million, respectively. The estimated net gain and prior service credit for the retiree medical and other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $9 million and $29 million, respectively.

			Retiree Medical and Other
	Pension Benefits		Benefits
	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.80%	6.10%	5.69%	5.90%
Salary scale (ultimate)	3.78	3.78	—	—

			Retiree Medical and Other
	Pension Benefits		Benefits
	2010	2009	2010	2009

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	6.10%	6.50%	5.90%	6.50%
Salary scale (ultimate)	3.78	3.78	—	—
Expected return on plan assets	8.50	8.75	8.50	8.75

As of December 31, 2010, the Company’s estimate of the long-term rate of return on plan assets was 8.50 percent based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets as of December 31, 2010, was approximately 7.74 percent.

The objectives of the Company’s investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range

Equity	60% - 70%
Public:
U.S. Value	18% - 33%
International Value	14% - 24%
Emerging Markets	5% - 11%
Alternative Investments	0% - 18%
Fixed Income	30% - 40%
U.S. Long Duration	30% - 40%
Other	0% - 5%
Cash Equivalents	0% - 5%

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

Investments in securities traded on recognized securities exchanges are valued at the last reported sales price on the last business day of the year. Securities traded in the over-the-counter market are valued at the last bid price. The money market fund is valued at fair value which represents the net asset value of the shares of such fund as of the close of business at the end of the period. Investments in limited partnerships are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. Common/collective trusts are valued at net asset value based on the fair values of the underlying investments of the trusts as determined by the sponsor of the trusts. The 103-12 investment trust is valued at net asset value which is determined by the issuer at the end of each month and is based on the aggregate fair value of trust assets less liabilities, divided by the number of units outstanding. No changes in valuation techniques or inputs occurred during the period.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2010
	Quoted Prices in		Significant
	Active Markets	Significant	Unobservable
	for Identical	Observable	Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
	(In millions)

Asset Category
Cash and cash equivalents	$269	$—	$—	$269
Equity securities
International markets(a)(b)	2,025	—	—	2,025
Large-cap companies(b)	1,557	—	—	1,557
Mid-cap companies(b)	152	—	—	152
Small-cap companies(b)	37	—	—	37
Fixed Income
Corporate bonds(c)	—	1,593	—	1,593
Government securities(d)	—	1,194	—	1,194
U.S. municipal securities	—	39	—	39
Alternative investments
Private equity partnerships(e)	—	—	795	795
Common/collective and 103-12 investment trusts(f)	—	145	—	145
Interest rate swap contracts — net(g)	—	(74)	—	(74)
Insurance group annuity contracts	—	—	3	3
Dividend and interest receivable	37	—	—	37
Due to/from brokers for sale of securities — net	(11)	—	—	(11)
Swap income receivable	8	—	—	8
Other assets — net	4	—	—	4

Total	$4,078	$2,897	$798	$7,773

(a)	Holdings are diversified as follows: 20 percent United Kingdom, 14 percent Japan, 9 percent France, 8 percent Switzerland, 7 percent Germany, 5 percent Netherlands, 11 percent emerging markets and the remaining 26 percent with no concentration greater than 5 percent in any one country.

(b)	There are no significant concentration of holdings by company or industry.

(c)	Includes approximately 82 percent investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 18 percent investments in corporate debt with an S&P rating A or higher. Holdings include 81 percent U.S. companies, 16 percent international companies and 3 percent emerging market companies.

(d)	Includes approximately 87 percent investments in domestic government securities and 13 percent in emerging market government securities. There are no significant foreign currency risks within this classification.

(e)	Includes limited partnerships that invest primarily in U.S. (92%) and European (8%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 1 to

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 years. Additionally, the Master Trust has future funding commitments of approximately $389 million over the next 10 years.

(f)	Investment includes 64% in an emerging market 103-12 investment trust with investments in emerging country equity securities, 19% in Canadian segregated balanced value, income growth and diversified pooled funds and 17% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

(g)	Includes four interest rate swap agreements with notional value of $760 million and fair value of $75 million representing 99% of the balance.

	Fair Value Measurements at December 31, 2009
	Quoted Prices in		Significant
	Active Markets	Significant	Unobservable
	for Identical	Observable	Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
	(In millions)

Asset Category
Cash and cash equivalents	$162	$—	$—	$162
Equity securities
International markets(a)(e)	1,410	—	—	1,410
Large-cap companies(b)(e)	1,431	—	—	1,431
Mid-cap companies(c)(e)	241	—	—	241
Small-cap companies(d)(e)	49	—	—	49
Fixed Income
Corporate bonds(f)	—	2,023	—	2,023
Government securities(g)	—	793	—	793
U.S. municipal securities	—	40	—	40
Alternative investments
Private equity partnerships(h)	—	—	744	744
Common/collective and 103-12 investment trusts(i)	—	115	—	115
Insurance group annuity contracts	—	—	3	3
Dividend and interest receivable	40	—	—	40

Total	$3,333	$2,971	$747	$7,051

(a)	Holdings are diversified as follows: 20 percent United Kingdom, 14 percent Japan, 12 percent France, 10 percent Germany, 9 percent Switzerland, 6 percent Netherlands, 6 percent emerging markets and the remaining 23 percent with no concentration greater than 5 percent in any one country.

(b)	Holdings include 85 percent U.S. companies, 11 percent international companies and 4 percent emerging market companies traded in the U.S. markets.

(c)	Holdings include 85 percent U.S. companies, 13 percent international companies and 2 percent emerging market companies traded in the U.S. markets.

(d)	Holdings include 92 percent U.S. companies, 5 percent international companies and 3 percent emerging market companies traded in the U.S. markets.

(e)	There are no significant concentration of holdings by company or industry.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Includes approximately 76 percent investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 24 percent investments in corporate debt with an S&P rating A or higher. Holdings include 81 percent U.S. companies, 17 percent international companies and 2 percent emerging market companies.

(g)	Includes approximately 80 percent investments in domestic government securities, 19 percent in emerging market government securities and 1 percent in other international government securities. There are no significant foreign currency risks within this classification.

(h)	Includes limited partnerships that invest primarily in U.S. (93 percent) and European (7 percent) buyout opportunities.

(i)	Includes investments in emerging markets, global small companies and Canadian segregated funds.

Not included in the above tables are receivables and payables for foreign currency forward contracts and futures contracts which net to approximately $3 million and collateral held on loaned securities and the obligation to return collateral on loaned securities which effectively net to zero.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2010, were as follows:

	Private Equity	Insurance Group
	Partnerships	Annuity Contracts

Beginning balance at December 31, 2009	$744	$3
Actual return on plan assets:
Relating to assets still held at the reporting date	1	—
Relating to assets sold during the period	69	—
Purchases, sales, settlements (net)	(19)	—

Ending balance at December 31, 2010	$795	$3

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2009, were as follows:

	Private Equity	Insurance Group
	Partnerships	Annuity Contracts

Beginning balance at December 31, 2008	$613	$3
Actual return on plan assets:
Relating to assets still held at the reporting date	47	—
Relating to assets sold during the period	1	—
Purchases, sales, settlements (net)	83	—

Ending balance at December 31, 2009	$744	$3

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2010 by asset category were as follows:

	Fair Value Measurements at December 31, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant	Unobservable
	Identical Assets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total
	(In millions)

Asset Category
Money market fund	$4	$—	$—	$4
Unitized mutual funds	—	230	—	230

Total	$4	$230	$—	$234

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2009 by asset category were as follows:

	Fair Value Measurements at December 31, 2009
	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In millions)

Asset Category
Money market fund	$4	$—	$—	$4
Unitized mutual funds	—	202	—	202

Total	$4	$202	$—	$206

Investments in the unitized mutual funds are carried at the per share net asset value and include approximately 27 percent of investments in non-U.S. common stocks in 2010 and approximately 25 percent of investments in non-U.S. common stocks in 2009. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination. Investments in the money market fund are valued at fair value which represents the net assets value of the shares of such fund as of the close of business at the end of the period.

	2010	2009

Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	8.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2015

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent	One Percent
	Increase	Decrease

Impact on 2010 service and interest cost	22	(22)
Impact on postretirement benefit obligation as of December 31, 2010	235	(231)

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. The Company estimates its 2011 required contribution to its defined benefit pension plans to be approximately $520 million under the provisions of these acts which reflects the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the Relief Act), H.R. 3962. The Relief Act provides for

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. Under the Relief Act, the Company’s 2010 minimum required contribution to its defined benefit pension plans was reduced from $525 million to approximately $460 million

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

		Retiree Medical
	Pension	and Other

2011	574	173
2012	602	170
2013	665	169
2014	729	170
2015	785	173
2016 — 2020	4,959	989

During 2008, AMR recorded a settlement charge totaling $103 million related to lump sum distributions from the Company’s defined benefit pension plans to pilots who retired. Pursuant to U.S. GAAP, the use of settlement accounting is required if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan’s projected benefit obligation.

11.	Intangible Assets

The Company has recorded international slot and route authorities of $708 million and $736 million as of December 31, 2010 and 2009, respectively. The Company considers these assets indefinite life assets and as a result, they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such triggering events may include significant changes to the Company’s network or capacity, or the implementation of open skies agreements in countries where the Company operates flights.

In the fourth quarter of 2010, the Company performed its annual impairment testing on international slots and routes, at which time the net carrying value was reassessed for recoverability. It was determined through this annual impairment testing that the fair value of certain international routes in Latin America was less than the carrying value. Thus, the Company incurred an impairment charge of $28 million to write down the values of these and certain other slots and routes.

As there is minimal market activity for the valuation of routes and international slots and landing rights, the Company measures fair value with inputs using the income approach. The income approach uses valuation techniques, such as future cash flows, to convert future amounts to a single present discounted amount. The inputs utilized for these valuations are unobservable and reflect the Company’s assumptions about market participants and what they would use to value the routes and accordingly are considered Level 3 in the fair value hierarchy. The Company’s unobservable inputs are developed based on the best information available as of December 31, 2010.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2010
		Accumulated	Net Book
	Cost	Amortization	Value

Amortized intangible assets:
Airport operating rights	$515	$344	$171
Gate lease rights	182	129	53

Total	$697	$473	$224

	2009
		Accumulated	Net Book
	Cost	Amortization	Value

Amortized intangible assets:
Airport operating rights	$515	$323	$192
Gate lease rights	182	122	60

Total	$697	$445	$252

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Company recorded amortization expense related to these intangible assets of approximately $28 million for each of the years ended December 31, 2010, 2009 and 2008, respectively. The Company expects to record annual amortization expense averaging approximately $24 million in each of the next five years related to these intangible assets.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows (in millions):

	Pension
	and	Unrealized		Income
	Retiree	Gain/(Loss)	Derivative	Tax
	Medical	on	Financial	Benefit/
	Liability	Investments	Instruments	(Expense)	Total

Balance at January 1, 2008	$288	$(3)	$240	$145	$670
Current year change	(2,707)	(7)	—	—	(2,714)
Amortization of actuarial loss and prior service cost	(17)	—	—	—	(17)
Reclassification of derivative financial instruments into earnings	—	—	(378)	—	(378)
Change in fair value of derivative financial instruments	—	—	(738)	—	(738)

Balance at December 31, 2008	$(2,436)	$(10)	$(876)	$145	$(3,177)
Current year change	(253)	5	—	—	(248)
Amortization of actuarial loss and prior service cost	136	—	—	—	136
Reclassification of derivative financial instruments into earnings	—	—	662	—	662
Non-cash tax provision	—	—	—	(248)	(248)
Change in fair value of derivative financial instruments	—	—	151	—	151

Balance at December 31, 2009	$(2,553)	$(5)	$(63)	$(103)	$(2,724)
Current year change	(385)	—			(385)
Amortization of actuarial loss and prior service cost	138	—	—	—	138
Reclassification of derivative financial instruments into earnings	—	—	144	—	144
Change in fair value of derivative financial instruments	—	—	72	—	72

Balance at December 31, 2010	$(2,800)	(5)	153	$(103)	$(2,755)

As of December 31, 2010, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $121 million in net gains (based on prices as of December 31, 2010) related to its fuel derivative hedges.

The difference between Net earnings (loss) and other comprehensive income (loss) for the twelve month periods ended December 31, 2010 and 2009 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

Amounts allocated to other comprehensive income for income taxes as further described in Note 8 will remain in Accumulated other comprehensive income until the Company ceases all related activities, such as termination of the pension plan.

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Numerator:
Net earnings (loss) — numerator for basic earnings (loss) per share	$(471)	$(1,468)	$(2,118)
Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	333	294	259
Effect of dilutive securities:
Employee options and shares	—	—	—
Assumed treasury shares purchased	—	—	—

Diluted potential common shares	—	—	—
Denominator for diluted earnings loss per share — weighted-average shares	333	294	259

Basic earnings (loss) per share	$(1.41)	$(4.99)	$(8.16)

Diluted earnings (loss) per share	$(1.41)	$(4.99)	$(8.16)

The following were excluded from the calculation:
Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	57	19	36
Employee stock options because the options’ exercise price was greater than the average market price of the shares	12	18	13

14.	Segment Reporting

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

American, AMR Eagle and the AmericanConnection® airline serve more than 250 cities in approximately 50 countries with, on average, 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet. AMR Eagle owns two regional airlines, which do business as “American Eagle” — American Eagle Airlines, Inc. and Executive Airlines, Inc. The American Eagle® carriers provide service from throughout the U.S., Canada, Mexico and the Caribbean.

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

AMR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operating revenues by geographic region (as defined by DOT) are summarized below (in millions):

	Year Ended December 31,
	2010	2009	2008

DOT Domestic	$13,081	$11,974	$14,135
DOT Latin America	4,619	4,114	4,927
DOT Atlantic	3,365	2,973	3,671
DOT Pacific	1,105	856	1,033

Total consolidated revenues	$22,170	$19,917	$23,766

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

15.	Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2010 and 2009 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Operating revenues	$5,068	$5,674	$5,842	$5,586
Operating income (loss)	(298)	196	342	68
Net earnings (loss)	(505)	(11)	143	(97)
Earnings (loss) per share:
Basic	(1.52)	(0.03)	0.43	(0.29)
Diluted	(1.52)	(0.03)	0.39	(0.29)
2009
Operating revenues	$4,839	$4,889	$5,127	$5,062
Operating income (loss)	(194)	(226)	(194)	(390)
Net earnings (loss)	(375)	(390)	(359)	(344)
Earnings (loss) per share:
Basic	(1.35)	(1.39)	(1.26)	(1.03)
Diluted	(1.35)	(1.39)	(1.26)	(1.03)

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

The first quarter 2010 results include a loss of $53 million related to a currency remeasurement due to the devaluation of Venezuelan currency from 2.15 bolivars per U.S. dollar to 4.30 bolivars per U.S. dollar.

The Company’s fourth quarter 2010 performance includes an impairment charge of approximately $28 million to write down certain route and slot authorities in Latin America.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010. During the quarter ending on December 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears below.

/s/  Gerard J. Arpey
Gerard J. Arpey
Chairman and Chief Executive Officer

/s/  Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AMR Corporation

We have audited AMR Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMR Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMR Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMR Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010 of AMR Corporation and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 16, 2011

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2011. Information concerning the executive officers is included in Part I of this report on page 24 and information concerning the Company’s code of ethics is included in Part I of this report on page 9. Information concerning the audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

			Number of
			Securities Remaining
			Available for Future
	Number of		Issuance Under
	Securities to be		Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	15,384,288	$13.99	—
Equity compensation plans not approved by security holders	13,208,383	$5.66	841,915

Total	28,592,671	$10.14	841,915

*	Additional shares may become available for future use per the terms of the LTIP Plans.

See Note 9 to the consolidated financial statements for additional information regarding the equity compensation plans included above.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders on May 18, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements and Independent Auditors’ Report are filed as part of this report:

Page

Report of Independent Registered Public Accounting Firm	49
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	50
Consolidated Balance Sheets at December 31, 2010 and 2009	51-52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	53
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010, 2009 and 2008	54
Notes to Consolidated Financial Statements	55-85

(2) The following financial statement schedule is filed as part of this report:

Page

Schedule II	Valuation and Qualifying Accounts and Reserves	102

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

Exhibit

3.1	Restated Certificate of Incorporation of AMR, incorporated by reference to AMR’s Registration Statement on Form S-4, file number 33-55191.
3.2	Bylaws of AMR Corporation, amended and restated as of January 20, 2009, incorporated by reference to Exhibit 3.2 to AMR’s report on Form 8-K dated January 23, 2009.
3.3	Amendments to the AMR Corporation Certificate of Incorporation, incorporated by reference to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.
10.1	Description of informal arrangement relating to deferral of payment of directors’ fees, incorporated by reference to Exhibit 10(c)(11) to American’s Registration Statement No. 2-76709.
10.2	AMR Corporation 2004 Directors Unit Incentive Plan, as amended, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005; the successor to the AMR Corporation 1994 Directors Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.9 to AMR’s report on Form 10-K for the year ended December 31, 1996, and the AMR Corporation 1999 Directors’ Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 1999.
10.3	First Amendment to AMR Corporation 2004 Directors Unit Incentive Plan, dated as of January 1, 2005, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.4	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.
10.5	Deferred Compensation Agreement, dated as of November 16, 2002 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.27 to AMR’s report on Form 10-K for the year ended December 31, 2002.
10.6	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-K for the year ended December 31, 2003.

Exhibit

10.7	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.8	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.8 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.9	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.9 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.10	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.10 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.11	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.12 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.12	Deferred Compensation Agreement, dated as of December 4, 2009 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.12 to AMR’s report on Form 10-K for the year ended December 31, 2009.
10.13	Deferred Compensation Agreement, dated as of December 10, 2010 between AMR and John W. Bachmann.
10.14	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and David L. Boren, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.
10.15	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.13 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.16	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and David L. Boren, incorporated by reference to Exhibit 10.17 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.17	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and David L. Boren, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.18	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and David L. Boren, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.19	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and David L. Boren, incorporated by reference to Exhibit 10.16 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.20	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and David L. Boren, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.21	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.15 to AMR’s report on Form 10-K for the year ended December 31, 1997.
10.22	Deferred Compensation Agreement, dated as of January 13, 1999, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.19 to AMR’s report on Form 10-K for the year ended December 31, 1998.
10.23	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 1999.
10.24	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2000.

Exhibit

10.25	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.
10.26	Deferred Compensation Agreement, dated as of December 13, 2002 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2002.
10.27	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.20 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.28	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.29	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.30	Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.33 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.31	Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.32	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.33	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.32 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.34	Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.33 to AMR’s report on Form 10-K for the year ended December 31, 2009.
10.35	Deferred Compensation Agreement, dated as of December 14, 2010, between AMR and Armando M. Codina.
10.36	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.
10.37	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.24 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.38	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.31 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.39	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.37 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.40	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ann M. Korologos incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.41	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.40 to AMR’s report on Form 10-K for the year ended December 31, 2007.

Exhibit

10.42	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.43	Deferred Compensation Agreement, dated as of April 30, 2003 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2003.
10.44	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.45	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.46	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.47	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.48	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.46 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.49	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Michael A. Miles, incorporated by reference to Exhibit 10.46 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.50	Deferred Compensation Agreement, dated as of January 19, 2001, between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2000.
10.51	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.
10.52	Deferred Compensation Agreement, dated as of November 15, 2002 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 2002.
10.53	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.54	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.55	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.47 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.56	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.56 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.57	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.58	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.55 to AMR’s report on Form 10-K for the year ended December 31, 2008.

Exhibit

10.59	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.60	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.58 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.61	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.57 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.62	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Ray M. Robinson, incorporated by reference to Exhibit 10.59 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.63	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.
10.64	Deferred Compensation Agreement, dated as of February 19, 1998, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 1997.
10.65	Deferred Compensation Agreement, dated as of January 7, 1999, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.30 to AMR’s report on Form 10-K for the year ended December 31, 1998.
10.66	Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 1999.
10.67	Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.
10.68	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.
10.69	Deferred Compensation Agreement, dated as of November 20, 2002 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.26 to AMR’s report on Form 10-K for the year ended December 31, 2002.
10.70	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.71	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.72	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.73	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.69 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.74	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.69 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.75	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2008.

Exhibit

10.76	Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 2009.
10.77	Deferred Compensation Agreement, dated as of December 13, 2010, between AMR and Judith Rodin.
10.78	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.65 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.79	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.80	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.81	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.82	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Matthew K. Rose, incorporated by reference to Exhibit 10.77 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.83	Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.
10.84	Deferred Compensation Agreement, dated as of November 18, 2002 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.23 to AMR’s report on Form 10-K for the year ended December 31, 2002.
10.85	Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.45 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.86	Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.57 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.87	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2005.
10.88	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.78 to AMR’s report on Form 10-K for the year ended December 31, 2006.
10.89	Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.80 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.90	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.85 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.91	Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Rajat K. Gupta, incorporated by reference to Exhibit 10.81 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.92	Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Rajat K. Gupta, incorporated by reference to Exhibit 10.87 to AMR’s report on Form 10-K for the year ended December 31, 2008.

Exhibit

10.93	Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Rajat K. Gupta, incorporated by reference to Exhibit 10.90 to AMR’s report on Form 10-K for the year ended December 31, 2009.
10.94	Deferred Compensation Agreement, dated as of December 20, 2010, between AMR and Rajat K. Gupta.
10.95	Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.82 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.96	Deferred Compensation Agreement, dated as of December 4, 2008, between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.89 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.97	Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2009.
10.98	Deferred Compensation Agreement, dated as of December 10, 2010, between AMR and Alberto Ibargüen.
10.99	Current form of 2003 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.
10.100	Current form of 2004 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.101	Current form of 2005 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.
10.102	Current form of 2003 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.103	Current form of 2004 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.104	Current form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.
10.105	Current form of Amendment of Stock Option Agreements under the 1998 Long Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to Exhibit 10.1 AMR’s report on Form 10-Q for the quarterly period ended September 30, 2006.
10.106	Career Performance Shares, Deferred Stock Award Agreement between AMR Corporation and Gerard J. Arpey dated as of July 25, 2005, incorporated by reference to Exhibit 10.6 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.
10.107	Current form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 1998.
10.108	Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 1998.
10.109	Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR’s report on Form 10-K for the year ended December 31, 1998.
10.110	Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

Exhibit

10.111	Form of amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005, incorporated by reference to Exhibit 10.105 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.112	Form of amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005, incorporated by reference to Exhibit 10.106 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.113	Current form of 2008 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 99.2 to AMR’s report on Form 8-K dated May 22, 2008.
10.114	Current form of 2009 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.
10.115	Current form of 2010 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to AMR’s current report on Form 8-K dated May 21, 2010.
10.116	Current form of 2006 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.
10.117	Current form of 2007 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007.
10.118	Current form of 2008 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 99.1 to AMR’s report on Form 8-K dated on May 22, 2008.
10.119	Current form of 2009 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.
10.120	Current form of 2010 Stock Appreciation Right Agreement under the 2009 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to AMR’s current report on Form 8-K dated May 21, 2010.
10.121	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gerard J. Arpey, dated May 21, 1998, incorporated by reference to Exhibit 10.61 to AMR’s report on Form 10-K for the year ended December 31, 1998.
10.122	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Daniel P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 1998.
10.123	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Monte E. Ford, dated November 15, 2000, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 2000.
10.124	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William K. Ris, Jr., dated October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR’s report on Form 10-K for the year ended December 31, 1999.
10.125	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gary F. Kennedy dated February 3, 2003, incorporated by reference to Exhibit 10.55 to AMR’s report on Form 10-K for the year ended December 31, 2002.
10.126	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Robert W. Reding dated May 20, 2003, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2003.
10.127	Employment agreement between AMR, American Airlines and William K. Ris, Jr. dated November 11, 1999, incorporated by reference to Exhibit 10.73 to AMR’s report on Form 10-K for the year ended December 31, 2003.

Exhibit

10.128	Employment agreement between AMR, American Airlines and Robert W. Reding dated May 21, 2003, incorporated by reference to Exhibit 10.94 to AMR’s report on Form 10-K for the year ended December 31, 2004.
10.129	Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Jeffrey J. Brundage dated April 1, 2004, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended March 31, 2004.
10.130	Executive Termination Benefits Agreement between AMR, American Airlines and Isabella D. Goren dated as of March 25, 2008 and Form of Amendment to the Executive Termination Benefits Agreement dated as of November 17, 2008.
10.131	Form of Amendment to Executive Termination Benefits Agreement dated as of January 1, 2005, incorporated by reference to Exhibit 10.124 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.132	Employment agreement between AMR, American Airlines and Thomas W. Horton dated March 29, 2006, incorporated by reference to Exhibit 10.1 to AMR’s current report on Form 8-K dated March 31, 2006.
10.133	Amendment of employment agreement between AMR, American Airlines and Thomas W. Horton dated July 15, 2008, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2008.
10.134	Employment agreement between AMR, American Airlines, AMR Eagle Holding Corporation, and Daniel P. Garton dated June 10, 2010, incorporated by reference to AMR’s current report on Form 8-K dated June 11, 2010.
10.135	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005, incorporated by reference to Exhibit 10.127 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.136	Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.128 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.137	Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the $uper $aver Plus Plan, as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.129 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.138	Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.
10.139	Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc., incorporated by reference to Exhibit 10.99 to AMR’s report on Form 10-K for the year ended December 31, 2004. Confidential treatment was granted as to a portion of these agreements.
10.140	Letter Agreement between the Boeing Company and American Airlines, Inc. dated May 5, 2005, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005. Confidential treatment was granted as to a portion of this agreement.
10.141	Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this agreement.
10.142	AMR Corporation Procedures for Deferral of Board Retainers and Fees (an amendment and restatement of the Directors Stock Equivalent Purchase Plan), as amended and restated as of January 1, 2005, incorporated by reference to Exhibit 10.135 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.143	2010 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated January 22, 2010.
10.144	2011 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated January 21, 2011.

Exhibit

10.145	Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.29 to American Airlines, Inc.’s report on Form 10-K for the year ended December 31, 2008.
10.146	Form of 2008-2010 Performance Share Agreement (with awards to executive officers noted), and 2008-2010 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 99.3 to AMR’s current report on Form 8-K dated May 22, 2008.
10.147	Form of 2009-2011 Performance Share Agreement (with awards to executive officers noted), and 2009-2011 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.2 to AMR’s current report on Form 10-Q for the quarterly period ended June 30, 2009.
10.148	Form of 2010-2012 Performance Share Agreement (with awards to executive officers noted), and 2010-2012 Performance Share Plan for Officers and Key Employees dated May 19, 2010, incorporated by reference to AMR’s current report on Form 8-K dated May 21, 2010.
10.149	AMR Corporation 1998 Long Term Incentive Plan, as Amended and Restated as of January 1, 2005, incorporated by reference to Exhibit 10.142 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.150	AMR Corporation 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.
10.151	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated August 17, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.133 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.152	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated November 20, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.134 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.153	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated December 10, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.135 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.154	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated January 20, 2008. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.136 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.155	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated February 11, 2008. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.137 to AMR’s report on Form 10-K for the year ended December 31, 2007.
10.156	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated as of June 9, 2009. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-QA for the quarter ended June 30, 2009.

Exhibit

10.157	Purchase Agreement Supplement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated December 2, 2009. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.150 to AMR’s report on Form 10-K for the year ended December 31, 2009.
10.158	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated December 18, 2009. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.151 to AMR’s report on Form 10-K for the year ended December 31, 2009.
10.159	Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated January 14, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
10.160	Supplemental Agreement No. 34 to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company dated as of July 21, 2010. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-QA for the quarter ended June 30, 2010.
10.161	Supplemental Agreement No. 2 to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company dated as of July 21, 2010. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-QA for the quarter ended June 30, 2010.
10.162	AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005, incorporated by reference to Exhibit 10.149 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.163	Amended and Restated Air Transportation Plan for Non-Employee Directors of AMR Corporation, effective as of January 1, 2005, incorporated by reference to Exhibit 10.150 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.164	AMR Corporation 2003 Employee Stock Incentive Plan, as amended as of January 1, 2005, incorporated by reference to Exhibit 10.151 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.165	First Amendment to AMR Corporation 1994 Directors Stock Incentive Plan, dated as of January 1, 2005, incorporated by reference to Exhibit 10.152 to AMR’s report on Form 10-K for the year ended December 31, 2008.
10.166	AMR Eagle Holding Corporation 2011 Incentive Compensation Plan for Employees of Subsidiaries of AMR Eagle Holding Corporation, effective as of January 1, 2011.
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.
21	Significant subsidiaries of the registrant as of December 31, 2010.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Exhibit

101	The following materials from AMR Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Gerard J. Arpey
Gerard J. Arpey
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Gerard J. Arpey Gerard J. Arpey Director, Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Isabella D. Goren Isabella D. Goren Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John W. Bachmann John W. Bachmann, Director	/s/ Michael A. Miles Michael A. Miles, Director

/s/ David L. Boren David L. Boren, Director	/s/ Philip J. Purcell Philip J. Purcell, Director

/s/ Armando M. Codina Armando M. Codina, Director	/s/ Ray M. Robinson Ray M. Robinson, Director

/s/ Rajat K. Gupta Rajat K. Gupta, Director	/s/ Judith Rodin Judith Rodin, Director
/s/ Alberto Ibargüen Alberto Ibargüen, Director	/s/ Matthew K. Rose Matthew K. Rose, Director
/s/ Ann McLaughlin Korologos Ann McLaughlin Korologos, Director	/s/ Roger T. Staubach Roger T. Staubach, Director

Date: February 16, 2011

AMR CORPORATION

Schedule II — Valuation and Qualifying Accounts and Reserves

		Changes
		Charged to			Sales,
	Balance at	Statement of		Write-Offs	Retirements	Balance at
	Beginning	Operations		(Net of	and	End of
	of Year	Accounts	Payments	Recoveries)	Transfers	Year
	(In millions)

Year ended December 31, 2010
Allowance for obsolescence of inventories	$509	$32	$—	$—	$(11)	$530
Allowance for uncollectible accounts	58	5	—	(5)	—	58
Reserves for environmental remediation costs	18	—	(1)	—	—	17
Year ended December 31, 2009
Allowance for obsolescence of inventories	$488	$40	$—	$—	$(19)	$509
Allowance for uncollectible accounts	49	6	—	3	—	58
Reserves for environmental remediation costs	18	1	(1)	—	—	18
Year ended December 31, 2008
Allowance for obsolescence of inventories	$424	$101	$—	$—	$(37)	$488
Allowance for uncollectible accounts	41	6	—	2	—	49
Reserves for environmental remediation costs	21	2	(5)	—	—	18