Form 10-Q
period 2011-09-30
AMR CORP
filed 2011-10-19
CIK 6201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011.

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

Common Stock, $1 par value – 335,227,024 shares as of October 13, 2011.

INDEX

AMR CORPORATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

AMR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Passenger – American Airlines	$4,816	$4,455	$13,508	$12,565
– Regional Affiliates	735	618	2,023	1,716
Cargo	176	167	532	491
Other revenues	649	602	1,960	1,812

Total operating revenues	6,376	5,842	18,023	16,584

Expenses
Aircraft fuel	2,255	1,613	6,299	4,744
Wages, salaries and benefits	1,776	1,732	5,262	5,149
Other rentals and landing fees	363	355	1,070	1,059
Maintenance, materials and repairs	345	334	983	1,025
Depreciation and amortization	273	274	815	808
Commissions, booking fees and credit card expense	285	256	809	738
Aircraft rentals	165	148	483	422
Food service	137	129	390	365
Other operating expenses	738	659	2,182	2,034

Total operating expenses	6,337	5,500	18,293	16,344

Operating Income (Loss)	39	342	(270)	240

Other Income (Expense)
Interest income	6	8	20	19
Interest expense	(211)	(204)	(626)	(622)
Interest capitalized	11	7	28	25
Miscellaneous – net	(7)	(10)	(36)	(35)

	(201)	(199)	(614)	(613)

Income (Loss) Before Income Taxes	(162)	143	(884)	(373)
Income tax	—	—	—	—

Net Income (Loss)	$(162)	$143	$(884)	$(373)

Earnings (Loss) Per Share
Basic	$(0.48)	$0.43	$(2.64)	$(1.12)

Diluted	$(0.48)	$0.39	$(2.64)	$(1.12)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions)

	September 30, 2011	December 31, 2010

Assets
Current Assets
Cash	$304	$168
Short-term investments	3,992	4,328
Restricted cash and short-term investments	474	450
Receivables, net	925	738
Inventories, net	631	594
Fuel derivative contracts	137	269
Other current assets	375	291

Total current assets	6,838	6,838

Equipment and Property
Flight equipment, net	11,897	12,264
Other equipment and property, net	2,117	2,199
Purchase deposits for flight equipment	728	375

	14,742	14,838

Equipment and Property Under Capital Leases
Flight equipment, net	338	194
Other equipment and property, net	62	50

	400	244

International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	204	224
Other assets	1,827	2,236

	$24,719	$25,088

AMR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions)

	September 30, 2011	December 31, 2010
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,150	$1,156
Accrued liabilities	1,928	2,085
Air traffic liability	4,392	3,656
Current maturities of long-term debt	1,374	1,776
Current obligations under capital leases	79	107

Total current liabilities	8,923	8,780
Long-term debt, less current maturities	9,552	8,756
Obligations under capital leases, less current obligations	615	497
Pension and postretirement benefits	7,875	7,877
Other liabilities, deferred gains and deferred credits	2,587	3,123
Stockholders’ Equity (Deficit)
Preferred stock	—	—
Common stock	341	339
Additional paid-in capital	4,467	4,445
Treasury stock	(367)	(367)
Accumulated other comprehensive income (loss)	(2,783)	(2,755)
Accumulated deficit	(6,491)	(5,607)

	(4,833)	(3,945)

	$24,719	$25,088

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In millions)

	Nine Months Ended September 30,
	2011	2010
Net Cash Provided by (used for) Operating Activities	$346	$1,090
Cash Flow from Investing Activities:
Capital expenditures, including aircraft lease deposits	(1,234)	(1,412)
Net (increase) decrease in short-term investments	336	(109)
Net (increase) decrease in restricted cash and short-term investments	(24)	13
Proceeds from sale of equipment and property	(8)	12

Net cash used for investing activities	(930)	(1,496)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,527)	(873)
Proceeds from:
Issuance of debt	1,784	426
Sale leaseback transactions	463	901
Other	—	1

Net cash provided by financing activities	720	455

Net increase (decrease) in cash	136	49
Cash at beginning of period	168	153

Cash at end of period	$304	$202

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The condensed consolidated financial statements include the accounts of AMR Corporation (AMR or the Company) and its wholly owned subsidiaries, including (i) its principal subsidiary American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. (Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in AMR’s Annual Report on Form 10-K filed on February 16, 2011 (2010 Form 10-K).

2.	On July 19, 2011, American entered into agreements (the Boeing Agreements) with The Boeing Company (Boeing) to acquire 100 additional Boeing 737 Next Generation aircraft (the firm NG Aircraft), which, subject to certain limitations, may consist of Boeing 737-700, 737-800, or 737-900 ER aircraft. The firm NG Aircraft include three Boeing 737-800 aircraft for which American exercised purchase rights on June 30, 2011. Twenty of the firm NG Aircraft are scheduled to be delivered in each of the years 2013-2017. Under the Boeing Agreements, American also expects to acquire 100 Boeing 737 Next Generation “re-engined” aircraft (the Boeing 737 MAX Aircraft), to be equipped with new, more fuel efficient engines. American’s acquisition of Boeing 737 MAX Aircraft is subject to a number of conditions, including negotiation of definitive agreements with Boeing to acquire such aircraft. If acquired, 20 Boeing 737 MAX Aircraft would be scheduled to be delivered in each of the years 2018-2022. In addition, under the Boeing Agreements, American retained purchase rights for 40 Boeing 737 Next Generation aircraft, which, if exercised, would be delivered in the years 2015-2018, and acquired purchase rights for 60 additional Boeing 737 MAX Aircraft, which, if exercised, would be delivered in the years 2020-2025.

Boeing agreed to provide primary lease financing to American for the firm NG Aircraft. If American elects to use this lease financing on any firm NG Aircraft, then subject to certain terms and conditions, including the absence of defaults under certain other agreements, BCC Equipment Leasing Corporation (a subsidiary of Boeing) or a third party arranged by Boeing will enter into a lease for such aircraft with American for an initial term of ten years. Each lease will include customary terms and conditions, including covenants regarding maintenance, operation, registration, liens and insurance with respect to the aircraft, as well as defaults relating to payment and performance of lease obligations and certain cross-default arrangements. If American does not elect to lease any firm NG Aircraft using the lease financing provided by Boeing, American may purchase such aircraft using other financing provided by a third party and arranged directly by American.

Further, American entered into agreements (the Airbus Agreements) with Airbus S.A.S. (Airbus) on July 20, 2011. Under the Airbus Agreements, American committed to lease 130 Airbus current generation A320 family aircraft (the firm Current Generation Airbus Aircraft) which, subject to certain limitations, may consist of A319, A320 or A321 aircraft, and committed to purchase 130 Airbus A320 family “new engine option” aircraft (the firm NEO Airbus Aircraft), to be equipped with new, more fuel efficient engines. Between 20-35 of the firm Current Generation Airbus Aircraft are scheduled to be delivered in each of the years 2013-2017. Ten firm NEO Airbus Aircraft are scheduled to be delivered in 2017 and thereafter between 20-25 firm NEO Airbus Aircraft are scheduled to be delivered in each of the years 2018-2022. In addition, American acquired 70 options and 15 purchase rights for additional Airbus current generation A320 family aircraft, which, if exercised, would be delivered in years 2014-2017, and options for 280 additional Airbus A320 family “new engine option” aircraft, which, if exercised, would be delivered in the years 2017-2025. Under the Airbus Agreements, subject to American’s rights to purchase firm Current Generation Airbus Aircraft in certain circumstances, and subject to certain terms and conditions, including the absence of defaults under certain other agreements, the firm Current Generation Airbus Aircraft will be financed under leases with initial terms of ten years with Airbus or one of its affiliates, or with a third party arranged by Airbus. The leases will include customary terms and conditions, including covenants regarding maintenance, operation, registration, liens and insurance with respect to the aircraft, as well as defaults relating to payment and performance of lease obligations and certain cross-default arrangements.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the aircraft agreements entered into with Boeing and Airbus during the third quarter of 2011 and the Company’s acceleration of its fleet renewal and replacement plan, the Company continues to evaluate the useful lives of certain fleets including MD-80, B757 and B767 aircraft. As of September 30, 2011, the Company is still finalizing its fleet plans and, accordingly, there is no event requiring assessment of whether certain fleets may be impaired. Due to various factors, the Company continues to evaluate its capacity needs in 2012 and beyond based on general economic conditions and fuel cost. Upon finalization of the fleet plan, which is anticipated in the fourth quarter, including potential changes to the useful lives of the aircraft, analyses of their recoverability may be required. Additionally, to the extent the fleet plan involves grounding leased aircraft, the Company may record exit costs associated with future lease payments when such aircraft are grounded. If such analyses indicate there is an impairment, a charge could be significant.

Reflecting the above transactions, American had total aircraft acquisition commitments as of September 30, 2011 as follows:

		Boeing			Airbus
		737 Family[1]	777-200ER2	777-300ER2	A320 Family	NEO	Total
Remainder of 2011	Purchase	6					6
	Lease						—
2012	Purchase	28		2			30
	Lease						—
2013	Purchase	15		7			22
	Lease	16			20		36
2014	Purchase	5	2				7
	Lease	15			35		50
2015	Purchase		2				2
	Lease	20			30		50
2016 and beyond	Purchase		2			130	132
	Lease	40			45		85

Total	Purchase	54	6	9	0	130	199
	Lease	91	0	0	130	0	221

[1]

As of September 30, 2011, American had elected to purchase nine of the 100 Boeing 737-800 NG aircraft using the sale-leaseback financing arranged directly by American with a third party leasing company. These aircraft are therefore reflected as purchases in the above table.

[2]

During the third quarter of 2011, the Company exercised rights to acquire an additional Boeing 777-300ER aircraft, scheduled for delivery in 2013, and converted a Boeing 777-200ER aircraft purchase commitment to a Boeing 777-300ER aircraft purchase commitment.

As of September 30, 2011, payments for the above purchase commitments and certain engines will approximate $277 million in the remainder of 2011, $1.1 billion in 2012, $1.4 billion in 2013, $494 million in 2014, $243 million in 2015, and $7.6 billion for 2016 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $728 million as of September 30, 2011.

As of September 30, 2011, total future lease payments for all leased aircraft, including aircraft not yet delivered, will approximate $164 million in the remainder of 2011, $912 million in 2012, $888 million in 2013, $989 million in 2014, $1.1 billion in 2015, and $14.3 billion in 2016 and beyond.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. American and JAL began implementing the JBA on April 1, 2011. The JBA provides for expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. Under this agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of September 30, 2011, based on an expected probability model, American had recorded a guarantee liability that is not material.

3.	Accumulated depreciation of owned equipment and property at September 30, 2011 and December 31, 2010 was $11.5 billion and $11.1 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2011 and December 31, 2010 was $496 million and $580 million, respectively.

4.	The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance increased from $3.0 billion as of December 31, 2010 to $3.3 billion as of September 30, 2011, including the impact of comprehensive income for the nine months ended September 30, 2011 and changes from other adjustments.

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

See also “Notes to Consolidated Financial Statements: Note 11” for information on the impact of the potential AMR Eagle divesture.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Long-term debt consisted of (in millions):

	September 30, 2011	December 31, 2010
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at September 30, 2011)	$4,577	$5,114
Enhanced equipment trust certificates due through 2021 (rates from 5.10%-12.00% at September 30, 2011)	1,985	2,002
6.00% - 8.50% special facility revenue bonds due through 2036	1,627	1,641
7.50% senior secured notes due 2016	1,000	—
AAdvantage Miles advance purchase (net of discount of $110 million) (effective rate 8.3%)	890	890
6.25% senior convertible notes due 2014	460	460
9.0% - 10.20% debentures due through 2021	214	214
7.88% - 10.55% notes due through 2039	173	211

	10,926	10,532
Less current maturities	1,374	1,776

Long-term debt, less current maturities	$9,552	$8,756

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of September 30, 2011, maturities of long-term debt (including sinking fund requirements) for the next five years are: remainder of 2011 – $1.1 billion, 2012 – $1.7 billion, 2013 – $1.0 billion, 2014 – $1.5 billion, and 2015 – $778 million. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of September 30, 2011, were: remainder of 2011 – $309 million, 2012 – $1.1 billion, 2013 – $1.0 billion, 2014 – $861 million, 2015 – $703 million, and 2016 and beyond – $6.3 billion.

As of September 30, 2011, AMR had issued guarantees covering approximately $1.6 billion of American’s tax-exempt bond debt (and interest thereon) and $2.7 billion of American’s secured debt (and interest thereon), including debt related to aircraft transfers from AMR Eagle to American (see “Notes to Consolidated Financial Statements: Note 11”). American had issued guarantees covering approximately $848 million of AMR’s unsecured debt (and interest thereon). In addition, as of September 30, 2011, AMR and American had issued guarantees covering approximately $170 million of AMR Eagle’s secured debt (and interest thereon) and AMR has issued additional guarantees covering $1.5 billion of AMR Eagle’s secured debt (and interest thereon). AMR also guarantees $115 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.

On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates, Series 2011-1 (the 2011-1 Certificates). The equipment notes held by each pass through trust were issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. At closing, 27 of the aircraft were encumbered by either private mortgages or by liens to secure debt incurred in connection with the issuance of enhanced equipment trust certificates in 2001, all of which mature in 2011. As a result, the proceeds from the sale of the 2011-1 Certificates of each trust were initially held in escrow with a depositary, pending the financing of each aircraft under an indenture relating to the 2011-1 Certificates. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes are fully and unconditionally guaranteed by AMR. Approximately $598 million of the proceeds from sale of the

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2011-1 Certificates had been received by American as of September 30, 2011, in exchange for equipment notes secured by (a) 15 Boeing 737-823 aircraft, (b) two 757-223 aircraft, (c) two Boeing 767-323 aircraft and (d) seven Boeing 777-223 aircraft. Approximately $59 million of the proceeds from the sale of the 2011-1 Certificates is expected to be received in the fourth quarter of 2011.

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

Further, in July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance 35 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2014. The financing of each aircraft under this arrangement will be subject to certain terms and conditions. As of the end of the third quarter of 2011, American had financed two Boeing 737-800 aircraft under this arrangement, which are accounted for as operating leases.

Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered, and the Company has a very limited quantity of assets which could be used as collateral in future financing.

See also “Notes to Consolidated Financial Statements: Note 11” for information on the impact of the potential AMR Eagle divesture.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which include, among other things, heating oil, jet fuel, and WTI crude option and collar contracts, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2011.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of September 30, 2011
Description	Total	Level 1	Level 2	Level 3

Short-term investments[1,2]
Money market funds	$1,071	$1,071	$—	$—
Government agency investments	529	—	529	—
Repurchase investments	811	—	811	—
Corporate obligations	806	—	806	—
Bank notes / Certificates of deposit / Time deposits	775	—	775	—

	3,992	1,071	2,921	—

Restricted cash and short-term investments[1]	474	474	—	—
Fuel derivative contracts, net[1]	106	—	106	—

Total	$4,572	$1,545	$3,027	$—

[1]

Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) (OCI) at each measurement date.

[2]

The majority of the Company’s short-term investments mature in one year or less except for $569 million of Bank notes/Certificates of deposit/Time deposits, $529 million of U.S. Government agency investments and $702 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2011. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$4,577	$3,923	$5,114	$4,562
Enhanced equipment trust certificates	1,985	1,935	2,002	2,127
6.0% - 8.5% special facility revenue bonds	1,627	1,604	1,641	1,657
7.50% senior secured notes	1,000	800	—	—
AAdvantage Miles advance purchase	890	906	890	903
6.25% senior convertible notes	460	263	460	526
9.0% - 10.20% debentures	214	188	214	207
7.88% - 10.55% notes	173	148	211	209

	$10,926	$9,767	$10,532	$10,191

7.	The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost

Service cost	$97	$91	$289	$275
Interest cost	189	184	568	553
Expected return on assets	(165)	(148)	(493)	(445)
Amortization of:
Prior service cost	3	3	10	10
Unrecognized net loss	39	39	115	115

Net periodic benefit cost	$163	$169	$489	$508

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Retiree Medical and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost

Service cost	$15	$15	$45	$45
Interest cost	44	41	132	124
Expected return on assets	(5)	(4)	(15)	(13)
Amortization of:
Prior service cost	(7)	(4)	(21)	(14)
Unrecognized net (gain) loss	(2)	(2)	(6)	(7)

Net periodic benefit cost	$45	$(46)	$135	$135

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act (Relief Act) of 2010. Under the Relief Act, the Company estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million, which has been completed as of the date of this filing. The Company estimates its 2012 minimum required contribution to its defined benefit pension plans will not exceed $560 million. This estimate is subject to change based on final plan asset values as of December 31, 2011.

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

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of September 30, 2011:

	Aircraft Charges	Facility Exit Costs	Total
Remaining accrual at December 31, 2010	$59	$27	$86
Capacity reduction charges	—	—	—
Non-cash charges	—	—	—
Adjustments	26	1	27
Payments	(35)	(3)	(38)

Remaining accrual at September 30, 2011	$50	$25	$75

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	As part of the Company’s risk management program, it uses a variety of financial instruments, including heating oil, jet fuel, and WTI crude option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of September 30, 2011, the Company had fuel derivative contracts outstanding covering 25 million barrels of jet fuel that will be settled over the next 15 months. A deterioration of the Company’s liquidity and financial position may negatively affect the Company’s ability to hedge fuel in the future.

For the three and nine months ended September 30, 2011, the Company recognized a decrease of approximately $31 million and $268 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. For the three and nine months ended September 30, 2010, the Company recognized an increase of approximately $21 million and $135 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of its hedges. The net fair value of the Company’s fuel hedging agreements at September 30, 2011 and December 31, 2010, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $78 million and $257 million, respectively.

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Fuel derivative contracts	$137	Fuel derivative contracts	$269	Accrued liabilities	$31	Accrued liabilities	$—

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative[1] as of September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income[1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income[1] for the nine months ended September 30,		Location of Gain (Loss) Recognized in Income on Derivative[2]	Amount of Gain (Loss) Recognized in Income on Derivative[2] for the nine months ended September 30,
2011	2010		2011	2010		2011	2010

$152	$(56)	Aircraft Fuel	$287	$(133)	Aircraft Fuel	$(19)	$(2)

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amount of Gain (Loss) Recognized in OCI on Derivative[1] for the three months ended September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income[1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income[1] for the three months ended September 30,		Location of Gain (Loss) Recognized in Income on Derivative[2]	Amount of Gain (Loss) Recognized in Income on Derivative[2] for the three months ended September 30,
2011	2010		2011	2010		2011	2010
$(142)	$67	Aircraft Fuel	$57	$(30)	Aircraft Fuel	$(26)	$9

[1]	Effective portion of gain (loss)
[2]	Ineffective portion of gain (loss)

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

As of September 30, 2011, the Company had received cash collateral of $28 million which is included in short-term investments.

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended September 30, 2011 and 2010, comprehensive income (loss) was $(332) million and $277 million, respectively. For the nine month periods ended September 30, 2011 and 2010, comprehensive income (loss) was $(912) million and $(189) million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three month periods ended September 30, 2011 and 2010 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net earnings (loss) – numerator for basic earnings (loss) per share	$(162)	$143	$(884)	$(373)
Interest on senior convertible notes	—	7	—	—
Net earnings (loss) adjusted for interest on senior convertible notes	$(162)	$150	$(884)	$(373)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	335	333	334	333
Effect of dilutive securities:
Senior convertible notes	—	47	—	—
Employee options and shares	—	26	—	—
Assumed treasury shares purchased	—	(17)	—	—

Dilutive potential common shares	335	56	334	333
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares	335	389	334	333

Basic earnings (loss) per share	$(0.48)	$0.43	$(2.64)	$(1.12)

Diluted earnings (loss) per share	$(0.48)	$0.39	$(2.64)	$(1.12)

The following were excluded from the calculation:
Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	48	—	53	57
Employee stock options because the options’ exercise prices were greater than the average market price of shares	28	14	18	12

AMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	On August 11, 2011, AMR Eagle filed a Form 10 registration statement (subsequently amended on September 26, 2011 and October 6, 2011) with the Securities and Exchange Commission in connection with a potential spin-off of AMR Eagle. While Eagle and Executive are expected to continue to operate all of the jet aircraft they now operate, those aircraft and the associated indebtedness are being transferred to American. AMR currently guarantees the indebtedness relating to each jet aircraft and AMR will continue to guarantee such indebtedness following American’s purchase of the jet aircraft. Ownership of the jet aircraft would provide American control over the regional aircraft that are pivotal to its network and would protect AMR’s position as guarantor of the debt. The AMR Eagle spin-off is not expected to have a material impact on AMR’s operating results.

In connection with a spin-off, AMR would allocate a portion of its net operating loss (“NOL”) carryover balance for U.S. Federal income tax purposes to AMR Eagle. Following the spin-off, approximately $800 million of the $6.7 billion NOL carryover balance would be allocated to AMR Eagle. Further, the fleet transfer from AMR Eagle to American would result in a $1.1 billion reduction in the Company’s NOL carryover balance, which would be effectively restored through future tax depreciation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events – AMR Eagle Divestiture” for further information on this event.

The spin-off of Eagle would be subject to certain conditions, including U.S. Securities and Exchange Commission (SEC) clearance, receipt of regulatory approvals, an opinion from tax counsel and a favorable ruling from the Internal Revenue Service regarding the tax-free status of the spin-off to AMR shareholders, execution of inter-company agreements and approval by AMR’s board of directors. Stockholder approval of the spin-off is not required. While AMR Corporation has taken this step toward a spin-off of Eagle, the timing of any spin-off could be dependent on market conditions and other factors, and is therefore uncertain. In addition, AMR could decide to retain Eagle, or the divestiture of Eagle could take another form, such as a sale.

12.	In connection with preparation of the consolidated financial statements and in accordance with U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of September 30, 2011 and identified the following item.

On October 4, 2011, American closed on a $726 million offering of Class A Pass Through Trust Certificates, Series 2011-2 (the 2011-2 Certificates). Subsequent to the closing, the equipment notes held by each pass through trust were issued for each of (a) 14 Boeing 737-823 aircraft delivered new to American from 1999 to 2001 and 2 Boeing 737-823 aircraft delivered new to American in 2009, (b) 14 Boeing 757-223 aircraft delivered new to American in 1999 and 2001 and (c) 13 Boeing 777-223ER aircraft delivered new to American in 2001. Interest of 8.625% per annum on the issued and outstanding 2011-2 Certificates will be payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2012, and principal on such equipment notes is scheduled for payment on April 15 and October 15 of certain years, commencing on April 15, 2012. The payment obligations of American under the equipment notes are fully and unconditionally guaranteed by AMR. All proceeds from the sale of the Series 2011-2 Certificates have been received by American.

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

Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs are forward-looking statements. Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations. The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements: the materially weakened financial condition of the Company, resulting from its significant losses in recent years; weak demand for air travel and lower investment asset returns resulting from the severe global economic downturn; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; the potential requirement for the Company to maintain reserves under its credit card processing agreements, which could materially adversely impact the Company’s liquidity; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the resolution of pending litigation with certain global distribution systems and business discussions with certain on-line travel agents; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; extensive government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; interruptions or disruptions in service at one or more of the Company’s primary market airports; the heavy taxation of the airline industry; and changes in the price of the Company’s common stock. Additional information regarding these factors is set forth in the Risk Factors listed in Item 1A.

Recent Events

The Company continued to face challenges in the third quarter of 2011, including an uncertain global economy and persistently high and volatile fuel prices. Further, the Company’s financial performance relative to its competitors continues to lag. The Company’s biggest competitive challenge is its labor costs which, based on Company estimates of its labor cost disadvantage (the amount by which labor costs exceed what such costs would be if they were determined based on the average of other network carrier labor contracts), are significantly higher than other network carriers. To improve its competitive position, the Company has taken significant steps, including:

•	Network: Restructured its network to concentrate in the most important business markets and maximize its revenue-generation potential

•

Alliance and Joint Business Agreements: Implemented joint business agreements across both the Atlantic and Pacific and optimizing joint business results through better coordination of schedules and focused sales efforts amongst the joint business airlines

•	Service and Product: Enhanced customer experience from dependability to new technology to improved cabin environment and onboard services

•	New Fleet: Accelerated its fleet renewal plan with new Boeing and Airbus agreements to secure new and more fuel efficient aircraft that will also reduce maintenance costs

The Company is in ongoing negotiations with all of its organized labor groups to address its competitive challenges and fully capitalize on these important strategic actions. The outcome of the negotiations cannot be predicted.

Aircraft Agreements

American entered into agreements with Airbus and Boeing under which it plans to acquire 460 narrowbody aircraft from the Boeing 737 and Airbus A320 families during the period 2013-2022. These agreements will allow American to replace and transform its narrowbody fleet over five years and solidify its fleet plan into the next decade. These new aircraft will allow American to reduce its operating and fuel costs and deliver state-of-the-art amenities to customers, while maximizing financial flexibility for American. American also has purchase rights and options through 2025 for an additional 465 aircraft from these families. As part of these agreements, starting in 2017, American expects to become the first network U.S. airline to begin taking delivery of “next generation” Airbus and Boeing narrowbody aircraft that will further accelerate fuel-efficiency gains. These new deliveries are expected to pave the way for American to have the youngest and most fuel-efficient fleet among its U.S. airline peers in approximately five years.

These firm aircraft commitments are scheduled for delivery as follows: 2013 – 40 aircraft, 2014 – 55 aircraft, 2015 – 50 aircraft, 2016 – 45 aircraft, 2017 – 50 aircraft, 2018 and beyond – 120 aircraft. The manufacturers have committed financing to American of $13 billion through lease transactions, which covers the first 100 Boeing deliveries and first 130 Airbus deliveries.

Further, in July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance up to 35 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2014. The financing of each aircraft under this arrangement will be subject to certain terms and conditions. As of the end of the third quarter of 2011, American had financed two Boeing 737-800 aircraft under this arrangement.

During the third quarter of 2011, the Company exercised rights to acquire an additional Boeing 777-300 aircraft, scheduled for delivery in 2013, and converted a Boeing 777-200ER aircraft purchase commitment to a 777-300ER aircraft purchase commitment. Including these aircraft, as of the end of the third quarter of 2011, the Company had exercised rights to acquire a total of nine Boeing 777-300ER aircraft.

In connection with the aircraft agreements entered into with Boeing and Airbus during the third quarter of 2011 and the Company’s acceleration of its fleet renewal and replacement plan, the Company continues to evaluate the useful lives of certain fleets including MD-80, B757 and B767 aircraft. As of September 30, 2011, the Company is still finalizing its fleet plans and, accordingly, there is no event requiring assessment of whether certain fleets may be impaired. Due to various factors, the Company continues to evaluate its capacity needs in 2012 and beyond based on general economic conditions and fuel cost. Upon finalization of the fleet plan, which is anticipated in the fourth quarter, including potential changes to the useful lives of the aircraft, analyses of their recoverability may be required. Additionally, to the extent the fleet plan involves grounding leased aircraft, we may record exit costs associated with future lease payments when such aircraft are grounded. If such analyses indicate there is an impairment, a charge could be significant.

AMR Eagle Divestiture

On August 11, 2011, AMR Eagle filed a Form 10 registration statement (subsequently amended on September 26, 2011 and October 6, 2011) with the Securities and Exchange Commission in connection with a potential spin-off of AMR Eagle.

In a spin-off, AMR would distribute to its shareholders 100 percent of the outstanding shares of AMR Eagle on a pro-rata basis, and AMR would not retain any ownership interest in AMR Eagle. On a historical basis, in 2010, AMR Eagle, through its subsidiaries, generated $2.3 billion in revenue with more than $300 million from ground handling services. AMR Eagle would operate the third largest regional airline in the United States as it provides the vast majority of American’s regional flight operations. Under a nine-year services agreement with American, AMR Eagle would initially operate 281 aircraft on behalf of American. American could withdraw from AMR Eagle a specified number of jet aircraft up to 40 per year beginning in 2014 and certain turbo prop aircraft each year. The agreement would also include a provision to re-set rates to reflect any change in market levels for regional feed after four years.

AMR Eagle also would operate one of the largest ground handling operations in the U.S. serving American and other passenger airlines at more than 100 airports in the U.S., the Bahamas, the Caribbean and Canada. Under a ground handling agreement, AMR Eagle would have an eight-year term, but provide American the right to re-bid ground handling services at a specified number of airports each year.

While AMR Eagle’s wholly-owned subsidiaries, American Eagle Airlines, Inc. (“Eagle”) and Executive Airlines, Inc. (“Executive”) are expected to continue to operate all of the Jet Aircraft (as defined below), those aircraft and the associated indebtedness will be transferred to American pursuant to the Purchase Agreement referred to below. AMR currently guarantees the indebtedness relating to each Jet Aircraft and AMR will continue to guarantee such indebtedness following American’s purchase of each Jet Aircraft subject to such indebtedness. Ownership of the Jet Aircraft by American is intended to provide American control over the regional aircraft that are pivotal to its network and to protect AMR’s position as the guarantor of the related indebtedness.

As contemplated by the Form 10, on August 31, 2011, American entered into a Master Purchase Agreement (the “Purchase Agreement”) with Eagle and Executive under which Eagle will sell to American 47 CRJ-700 Jet Aircraft and 216 Embraer 135, 140 and 145 Jet Aircraft, including the engines installed on each such aircraft and other related assets (each, a “Jet Aircraft”). In addition, American will purchase from Eagle and Executive certain specified fixed assets, generally consisting of equipment and leasehold improvements owned by Eagle or Executive and used in connection with the regional flight operations conducted by Eagle and Executive on American’s behalf and the ground handling operations of Eagle and Executive (collectively, the “Other Assets”).

Each Jet Aircraft will be purchased by American on the date of delivery of such aircraft to American, and the Other Assets will be purchased by American ten days after delivery of the last Jet Aircraft to American, subject in each case to the satisfaction of certain conditions. Delivery of the Jet Aircraft began on August 31, 2011, and the last Jet Aircraft is expected to be delivered in October 2011. Following the delivery of each Jet Aircraft, American will lease the Jet Aircraft to Eagle, and Eagle will continue to provide certain regional flight operations to American.

American will take each Jet Aircraft subject to, and Eagle will be released from, all outstanding indebtedness relating to such Jet Aircraft. The indebtedness related to the Jet Aircraft consists of individual notes for each Jet Aircraft. The notes are secured by the related Jet Aircraft and certain other assets, have either fixed or floating interest rates and mature over various periods through 2023. As of September 30, 2011, the fixed rate notes had effective interest rates ranging from 4.25% to 7.50% and the floating rate notes had effective interest rates ranging from 2.247% to 3.128%. The notes include customary terms and conditions, including customary events of default and certain cross-default provisions.

As of the end of the third quarter of 2011, Eagle had delivered 103 Embraer 135, 140 and 145 Jet Aircraft to American. As of the end of the third quarter 2011, the net book value of such transferred Jet Aircraft was $877 million, and the aggregate outstanding indebtedness (net of discount) associated with such transferred Jet Aircraft was $712 million. Upon completion of the transfer of the Jet Aircraft from Eagle to American, it is expected that American’s aggregate outstanding indebtedness (net of discount) related to the Jet Aircraft will be approximately $2.1 billion.

In connection with a spin-off, AMR would allocate a portion of its net operating loss (“NOL”) carryover balance for U.S. Federal income tax purposes to AMR Eagle. Following distribution, approximately $800 million of the $6.7 billion NOL carryover balance would be allocated to AMR Eagle. Further, the fleet transfer from AMR Eagle to American would result in a $1.1 billion reduction in the Company’s NOL carryover balance, which would be effectively restored through future tax depreciation.

The spin-off of Eagle would be subject to certain conditions, including U.S. Securities and Exchange Commission (SEC) clearance, receipt of regulatory approvals, an opinion from tax counsel and a favorable ruling from the Internal Revenue Service regarding the tax-free status of the spin-off to AMR shareholders, execution of inter-company agreements and approval by AMR’s board of directors. Stockholder approval of the spin-off is not required. While AMR Corporation has taken this step toward a spin-off of Eagle, the timing of any spin-off could be dependent on market conditions and other factors, and is therefore uncertain. In addition, AMR could decide to retain Eagle, or the divestiture of Eagle could take another form, such as a sale.

GDS Discussion

Over the past several years, American has been developing a direct connection technology, designed to distribute its fare content and bookings capability directly to travel agents in order to achieve greater efficiencies, cost savings, and technological advances in the distribution of American’s services. Historically, approximately 60% of American’s bookings are booked through travel agencies, which typically use one or more global distribution systems (“GDSs”) to view fare content from American and other industry participants. American developed its direct connect strategy with the knowledge that certain amendments to its GDS contracts would expire in the summer of 2011. American’s support for direct connect technologies, which constitute a competitive threat to the GDSs, has led to litigation between American and two of the GDS owners, Sabre, and Travelport, as well as Orbitz, an online travel agency affiliated with Travelport. American’s direct connect efforts have also made negotiations for new GDS agreements more difficult. American has entered into short term extensions with Sabre and Travelport while it continues to negotiate new agreements and pursue antitrust and other claims in both state and federal courts.

As part of its efforts to introduce more direct connect technologies into the distribution of its product, on November 1, 2010, American notified Orbitz that American intended to terminate certain agreements with Orbitz. Shortly thereafter, Travelport sued American in Illinois state court alleging that American’s decision to terminate its Orbitz agreements violated certain terms in Travelport’s agreement with American. Following an order from an Illinois court denying a Travelport request for preliminary injunctive relief, American terminated its agreements with Orbitz on December 21, 2010. On June 1, 2011, the court reversed its decision, and American re-instated its agreements with Orbitz through September 1, 2011. American appealed that decision, and on September 22, 2011 an appeals court ruled against American and upheld the preliminary injunction. On December 3, 2010, Travelport increased the fees it charges American for some bookings. American has filed breach of contract and other claims against Travelport, and Travelport has filed additional claims against American. As part of its extension agreement with Travelport, American has agreed not to terminate its agreements with Orbitz during the term of this extension.

Sabre is the largest GDS and the largest non-direct source of American’s bookings, with over $7 billion of American’s passenger revenues generated from bookings made through the Sabre GDS in 2010. On January 5, 2011, in retaliation for American’s public statements in support of direct connect, Sabre “biased” its system by making it more difficult for travel agents to find American’s fares in the Sabre GDS and doubled the fees it charges American for bookings through its GDS. On January 10, 2011, American filed breach of contract claims in Texas state court and obtained a court order that temporarily enjoined Sabre from biasing against American’s fares, and the parties subsequently entered into a Stand Down Agreement that eliminated the biasing, retracted the price increase, and suspended litigation between the two companies. That agreement expired on June 1, 2011. American subsequently amended its complaint against Sabre by adding new tortious interference claims and new claims under the Texas antitrust laws alleging that Sabre has engaged in anticompetitive practices to preserve its monopoly power, including organizing and monitoring a boycott of American’s services among travel agencies. In the same action, Sabre has filed breach of contract claims and antitrust claims against American alleging that American and other airlines have entered into an agreement to withhold information from GDSs. The Texas state court has set a trial date of June 13, 2012. The extension agreement between American and Sabre, which provides for American’s continued participation in Sabre, will remain in effect until 14 days after the antitrust claims in the Texas state court are resolved.

In addition to claims pending in Texas and Illinois state courts, American has filed a federal antitrust lawsuit against Travelport, Sabre, and Orbitz. The lawsuit alleges that the defendants have engaged in anticompetitive practices to preserve their monopoly power over American’s ability to distribute its products through their subscribers. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and has allowed the defendants to continue to charge American supracompetitive fees. Also on June 1, 2011, Sabre filed a request to intervene in this action and stated that it intended to file its own claims against American alleging that American violated the antitrust laws by withholding certain content from the Sabre GDS.

While American is negotiating with each GDS to reach new agreements, American cannot predict the outcome of those negotiations. Failure to negotiate extensions of these agreements on reasonable terms with one or all of these GDSs could have a material adverse impact on American. While American believes that some of the bookings through Orbitz, Travelport and Sabre might transition to other distribution channels, such as other travel agencies, metasearch sites and American’s AA.com web site, it is not possible at this time to estimate what the ultimate impact would be to American’s business if American is unsuccessful in resolving one or more of these matters. If as a result of these matters it becomes more difficult for American’s customers to find and book flights on American, American could be put at a competitive disadvantage and this may result in fewer bookings. If American is unable to sell American inventory through any or all of these channels, American’s level of bookings, business and results of operations could be materially adversely affected. American intends to vigorously pursue American’s claims and defenses in the lawsuits described above, but there can be no assurance of the outcome of any such lawsuit.

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

Financial Highlights

The Company recorded a consolidated net loss of $162 million in the third quarter of 2011 compared to net income of $143 million in the same period last year. The Company’s consolidated net loss reflects significant year-over-year increases in fuel prices, partially offset by higher operating revenues. Consolidated passenger revenue increased by $479 million to $5.6 billion for the third quarter of 2011 compared to the same period last year. Cargo and other revenues increased by $55 million to $825 million for the third quarter of 2011 compared to the same period last year. Mainline passenger unit revenues increased 8.1 percent in the third quarter of 2011 due to a 7.0 percent increase in passenger yield year-over-year. This also reflects an increase in load factor of approximately 0.9 points compared to the third quarter of 2010. The Company’s revenue results reflect approximately $25 million in lower revenue due to Hurricane Irene, which adversely impacted system operations.

The increase in total operating revenue was offset by significantly higher year-over-year fuel prices. Fuel prices continued the trend set in the first six months of 2011, with prices remaining high and extremely volatile. The Company paid an average of $3.15 per gallon in the third quarter of 2011 compared to an average of $2.24 per gallon in the third quarter of 2010, including the effects of hedging. As a result, fuel expense, taking into account the impact of fuel hedging, increased $642 million year-over-year to $2.3 billion. Hedging gains reduced fuel expense by approximately $31 million.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A.

In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement. It has become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not continue to improve, if high fuel prices persist, or if labor costs remain uncompetitive.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments and Restricted Assets

At September 30, 2011, the Company had $4.3 billion in unrestricted cash and short-term investments and $474 million in restricted cash and short-term investments, both at fair value, versus $4.5 billion in unrestricted cash and short-term investments and $450 million in restricted cash and short-term investments at December 31, 2010.

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

Significant Indebtedness and Future Financing

Indebtedness is a significant risk to the Company as discussed more fully in the Risk Factors included under Item 1A. During the last five years and through September 30, 2011, the Company raised substantial financing to fund operating losses, capital commitments (mainly for aircraft and ground properties), debt maturities, employee pension obligations and to bolster its liquidity. As of the date of this Form 10-Q, the Company believes that it should have sufficient liquidity to fund its operations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however, there can be no assurances to that effect.

On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates, Series 2011-1 (the 2011-1 Certificates). The equipment notes expected to be held by each pass through trust will be issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. At closing, 27 of the aircraft were encumbered by either private mortgages or by liens to secure debt incurred in connection with the issuance of enhanced equipment trust certificates in 2001, all of which mature in 2011. As a result, the proceeds from the sale of the 2011-1 Certificates of each trust were initially held in escrow with a depositary, pending the financing of each aircraft under an indenture relating to the 2011-1 Certificates. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes will be fully and unconditionally guaranteed by AMR. Approximately $598 million of the proceeds from sale of the 2011-1 Certificates had been received by American as of September 30, 2011, in exchange for equipment notes secured by (a) 15 Boeing 737-823 aircraft, (b) two 757-223 aircraft, (c) two Boeing 767-323 aircraft and (d) seven Boeing 777-223 aircraft. Approximately $59 million of the proceeds from the sale of the 2011-1 Certificates is expected to be received in the fourth quarter of 2011.

On October 4, 2011, American closed on a $726 million offering of Class A Pass Through Trust Certificates, Series 2011-2 (the 2011-2 Certificates). Subsequent to the closing, the equipment notes held by each pass through trust were issued for each of (a) 14 Boeing 737-823 aircraft delivered new to American from 1999 to 2001 and 2 Boeing 737-823 aircraft delivered new to American in 2009, (b) 14 Boeing 757-223 aircraft delivered new to American in 1999 and 2001 and (c) 13 Boeing 777-223ER aircraft delivered new to American in 2001. Interest of 8.625% per annum on the issued and outstanding 2011-2 Certificates will be payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2012, and principal on such equipment notes is scheduled for payment on April 15 and October 15 of certain years, commencing on April 15, 2012. The payment obligations of American under the equipment notes are fully and unconditionally guaranteed by AMR. All proceeds from the sale of the Series 2011-2 Certificates have been received by American.

In the remainder of 2011, the Company is contractually required to make approximately $1.1 billion of principal payments on long-term debt and approximately $11 million in principal payments on capital leases, and the Company expects to spend approximately $426 million on capital expenditures, including aircraft commitments. In addition, the fragile economy, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things, may in the future negatively impact the Company’s liquidity. To maintain sufficient liquidity, and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as significant pension funding obligations, the Company will need access to substantial additional funding. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.

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

The Company’s possible financing sources include refinancing of currently encumbered aircraft as the debt against them is retired, the issuance of debt secured by, or sale leaseback transactions involving, newly acquired aircraft; the issuance of debt secured by other assets; the sale or monetization of certain assets; the issuance of unsecured debt; and the issuance of equity or equity-like securities. Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered, and the Company has a very limited quantity of assets which could be used as collateral in future financing; however, borrowing capacity will become available as aircraft become un-encumbered. The market value of the Company’s aircraft assets has declined in recent years, and may continue to decline. Some of the Company’s assets may be difficult to finance, and the availability and level of the financing sources described above cannot be assured.

The Company has financing commitments covering all of the aircraft scheduled to be delivered between 2011 and 2016, except 15 widebody aircraft that it intends to finance at a later time.

See “Notes to Consolidated Financial Statements: Note 2” for a schedule of the Company’s aircraft commitments and payments.

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

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of September 30, 2011, the Company was not required to maintain any reserve under such agreements.

If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Pension Funding Obligation

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010 (Relief Act). Under the Relief Act, the Company estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million, which has been completed as of the date of this filing. The Company estimates its 2012 minimum required contribution to its defined benefit pension plans will not exceed $560 million. This estimate is subject to change based on final plan asset values as of December 31, 2011.

Cash Flow Activity

At September 30, 2011, the Company had $4.3 billion in unrestricted cash and short-term investments, which is a decrease of $200 million from the balance as of December 31, 2010. Net cash provided by operating activities in the nine-month period ended September 30, 2011 was $346 million, as compared to $1.1 billion over the same period in 2010, and which primarily reflects an increase in the Company’s consolidated net loss.

The Company made scheduled debt and capital lease payments of $1.5 billion and invested $1.2 billion in capital expenditures in the first nine months of 2011. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.

Under certain of the Company’s derivative contracts, the related counterparties are currently required to deposit collateral with the Company due to the value of the contracts. As of September 30, 2011, the cash collateral held by the Company from such counterparties was $28 million as compared to $73 million held by such counterparties as of December 31, 2010. Cash held from counterparties as of September 30, 2011 is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.

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

War-Risk Insurance

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2012, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would likely incur higher premiums and more restrictive terms, if such coverage is available at all. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2011 and 2010

REVENUES

The Company’s revenues increased approximately $534 million, or 9.1 percent, to $6.4 billion in the third quarter of 2011 from the same period last year. American’s passenger revenues increased by 8.1 percent, or $362 million, on flat capacity of 40.0 billion available seat miles (ASM). American’s passenger load factor increased 0.9 points while passenger yield increased by 7.0 percent to 14.21 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 8.1 percent to 12.06 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended September 30, 2011
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	11.76	7.7%	23.5	(1.5)%
International	12.49	8.5	16.5	2.2
DOT Latin America	14.11	18.8	7.3	(1.8)
DOT Atlantic	11.68	3.0	6.7	0.8
DOT Pacific	9.96	(7.5)	2.5	21.6

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $117 million, or 18.9 percent, to $735 million as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 12.0 percent to 2.6 billion revenue passenger miles (RPMs), on a capacity increase of 9.4 percent to 3.5 billion ASMs, resulting in a 1.7 point increase in passenger load factor to 75.3 percent.

Cargo revenues increased 4.8 percent, or $8 million, to $176 million primarily as a result of increased freight yields.

Other revenues increased 7.8 percent, or $47 million, to $649 million primarily due to increased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and increases in certain passenger service charge volumes and fees.

OPERATING EXPENSES

The Company’s total operating expenses increased 15.2 percent, or $837 million, to $6.3 billion in the third quarter of 2011 compared to the same period in 2010. American’s mainline operating expenses per ASM increased 14.2 percent to 13.93 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices from $2.24 per gallon in the third quarter of 2010 to $3.15 per gallon in the third quarter of 2011, including the impact of fuel hedging. Fuel expense was the Company’s largest single expense category in the third quarter of 2011 and the price increase resulted in $653 million in incremental year-over-year fuel expense in the third quarter of 2011 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

(in millions)	Three Months Ended September 30, 2011	Change from 2010	Percentage Change
Operating Expenses

Aircraft fuel	$2,255	$642	39.8	%(a)
Wages, salaries and benefits	1,776	44	2.6
Other rentals and landing fees	363	8	2.1
Maintenance, materials and repairs	345	10	3.1
Depreciation and amortization	273	(1)	(0.3)
Commissions, booking fees and credit card expense	285	29	11.2	(b)
Aircraft rentals	165	17	11.4	(c)
Food service	137	8	6.3	(d)
Other operating expenses	738	80	12.1	(e)

Total operating expenses	$6,337	$837	15.2%

(a)	Aircraft fuel expense increased primarily due to a 40.7 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $31 million).
(b)	Commissions, booking fees and credit card expenses increased due to a 9.1 percent increase in operating revenues.
(c)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2011 and 2010.
(d)	Food service expense increased primarily due to increased international flying.
(e)	Other operating expenses increased primarily due to volatility in foreign exchange rates.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

A decrease in short-term investment balances caused a decrease in interest income of $2.0 million, or 23.8 percent, to $6 million for the third quarter 2011 compared to the same period last year. Interest expense increased $8 million, or 3.8 percent, to $211 million primarily as a result of increases in the Company’s long-term debt balance.

INCOME TAX

The Company did not record a net tax provision (benefit) associated with its net loss for the three months ended September 30, 2011 or September 30, 2010 due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

OPERATING STATISTICS

The following table provides statistical information for American and Regional Affiliates for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	33,898	33,546
Available seat miles (millions)	39,936	39,941
Cargo ton miles (millions)	444	476
Passenger load factor	84.9%	84.0%
Passenger revenue yield per passenger mile (cents)	14.21	13.28
Passenger revenue per available seat mile (cents)	12.06	11.15
Cargo revenue yield per ton mile (cents)	39.54	35.19
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	13.93	12.20
Fuel consumption (gallons, in millions)	635	645
Fuel price per gallon (dollars)	3.15	2.24
Operating aircraft at period-end	616	621

Regional Affiliates
Revenue passenger miles (millions)	2,634	2,352
Available seat miles (millions)	3,497	3,197
Passenger load factor	75.3%	73.6%

(*)	Excludes $800 million and $676 million of expense incurred related to Regional Affiliates in 2011 and 2010, respectively.

Operating aircraft at September 30, 2011, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	161	Bombardier CRJ-700	47
Boeing 757-200	124	Embraer 135	39
Boeing 767-200 Extended Range	15	Embraer 140	59
Boeing 767-300 Extended Range	58	Embraer 145	118
Boeing 777-200 Extended Range	47	Super ATR	36

McDonnell Douglas MD-80	211	Total	299

Total	616

The average aircraft age for American’s and AMR Eagle’s aircraft is 14.9 years and 9.89 years, respectively.

Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Of the operating aircraft listed above, three Boeing 757-200 aircraft, three McDonnell Douglas MD-80 aircraft, and 18 owned Embraer RJ-135 aircraft were in temporary storage as of September 30, 2011.

Owned and leased aircraft not operated by the Company at September 30, 2011, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	1	Saab 340B	41
Airbus A300-600R	1	Super ATR	3

Fokker 100	4	Total	44

McDonnell Douglas MD-80	46

Total	52

For the Nine Months Ended September 30, 2011 and 2010

REVENUES

The Company’s revenues increased approximately $1.4 billion, or 8.7 percent, to $18.0 billion in the first nine months of 2011 from the same period last year. American’s passenger revenues increased by 7.5 percent, or $943 million, on a 1.6 percent increase in capacity (available seat mile) (ASM). American’s passenger load factor decreased 0.1 points while passenger yield increased by 5.9 percent to 14.09 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 5.8 percent to 11.54 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Nine Months Ended September 30, 2011
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	11.47	6.3%	69.4	(0.9)%
International	11.66	5.1	47.6	5.5
DOT Latin America	13.15	13.7	22.5	2.7
DOT Atlantic	10.66	(0.9)	18.3	3.2
DOT Pacific	9.34	(8.8)	6.7	24.0

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $308 million, or 17.9 percent, to $2.0 billion as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 14.1 percent to 7.4 billion revenue passenger miles (RPMs), on a capacity increase of 12.3 percent to 10.1 billion ASMs, resulting in a 1.2 point increase in passenger load factor to 73.1 percent.

Cargo revenues increased 8.1 percent, or $40 million, to $532 million primarily as a result of increased freight yields.

Other revenues increased 8.2 percent, or $148 million, to $2.0 billion primarily due to increased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and increases in certain passenger service charge volumes and fees.

OPERATING EXPENSES

The Company’s total operating expenses increased 11.9 percent, or $1.9 billion, to $18.3 billion in the first nine months of 2011 compared to the same period in 2010. American’s mainline operating expenses per ASM increased 9.3 percent to 13.73 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices in the first nine months of 2011 compared to the same period in 2010. Fuel expense was the Company’s largest single expense category in the first nine months of 2011 and the price increase resulted in $1.5 billion in incremental year-over-year fuel expense in the first nine months of 2011 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

(in millions) Operating Expenses	Nine Months Ended September 30, 2011	Change from 2010	Percentage Change

Aircraft fuel	$6,299	$1,555	32.8	%(a)
Wages, salaries and benefits	5,262	113	2.2
Other rentals and landing fees	1,070	11	1.0
Maintenance, materials and repairs	983	(42)	(4.1)
Depreciation and amortization	815	7	0.8
Commissions, booking fees and credit card expense	809	70	9.5	(b)
Aircraft rentals	483	62	14.6	(c)
Food service	390	25	6.9	(d)
Other operating expenses	2,182	148	7.3	(e)

Total operating expenses	$18,293	$1,949	11.9%

(a)	Aircraft fuel expense increased primarily due to a 32.1 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $268 million).
(b)	Commissions, booking fees and credit card expenses increased due to an 8.7 percent increase in operating revenues.
(c)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2011 and 2010.
(d)	Food service expense increased primarily due to increased international flying.
(e)	Other operating expenses increased primarily due to volatility in foreign exchange rates.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

An increase in short-term investment balances caused an increase in interest income of $1.0 million, or 4.7 percent, to $20.5 million for the first nine months of 2011 compared to the same period last year. Interest expense increased $5.0 million, or 0.8 percent, to $626 million primarily as a result of increases in the Company’s long-term debt balance.

INCOME TAX

The Company did not record a net tax provision (benefit) associated with its net loss for the nine months ended September 30, 2011 or September 30, 2010 due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

OPERATING STATISTICS

The following table provides statistical information for American and Regional Affiliates for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	95,851	94,462
Available seat miles (millions)	117,013	115,200
Cargo ton miles (millions)	1,342	1,402
Passenger load factor	81.9%	82.0%
Passenger revenue yield per passenger mile (cents)	14.09	13.30
Passenger revenue per available seat mile (cents)	11.54	10.91
Cargo revenue yield per ton mile (cents)	39.62	35.10
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	13.73	12.56
Fuel consumption (gallons, in millions)	1,858	1,871
Fuel price per gallon (dollars)	3.01	2.28
Operating aircraft at period-end	616	621

Regional Affiliates
Revenue passenger miles (millions)	7,354	6,445
Available seat miles (millions)	10,064	8,964
Passenger load factor	73.1%	71.9%

(*)	Excludes $2.3 billion and $2.0 billion of expense incurred related to Regional Affiliates in 2011 and 2010, respectively.

Outlook

The Company currently expects capacity for American’s mainline jet operations to decrease by approximately 3.0% in the fourth quarter of 2011 versus the fourth quarter of 2010. American’s mainline capacity for the full year 2011 is expected to increase approximately 0.4% from 2010.

The Company expects fourth quarter 2011 mainline unit costs to increase between 11.7% and 12.1%. The fourth quarter 2011 unit cost expectations reflect projected fuel prices.

The Company’s results are significantly affected by the price of jet fuel. Fuel prices increased dramatically during the first nine months of 2011 and remain high and extremely volatile. Based on the Company’s current forecast of full year 2011 jet fuel prices, the Company estimates that its full year 2011 jet fuel cost per gallon, taking hedging into account, will increase by approximately 30% over 2010. The Company’s hedging approach has been and continues to be systematic and as of September 2011, the Company had cash flow hedges, including heating oil, jet fuel, and WTI crude option and collar contracts, covering approximately 52 percent of its estimated 2011 fuel requirements.

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

Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and WTI crude hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2011 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $676 million, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2011, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $499 million in the twelve months ended December 31, 2010, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2009. As of September 2011, the Company had cash flow hedges, with collars and options, covering approximately 52 percent of its estimated remaining 2011 fuel requirements. Comparatively, as of September 30, 2010, the Company had hedged, with collars and options, approximately 40 percent of its estimated remaining 2010 fuel requirements. The consumption hedged for the remainder of 2011 by cash flow hedges is capped at an average price of approximately $3.01 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $2.23 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). The Company’s collars represent approximately 41 percent of its estimated remaining 2011 fuel requirements. A deterioration of the Company’s liquidity and financial position could negatively affect the Company’s ability to hedge fuel in the future.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. During the quarter ending on September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (then a wholly-owned subsidiary of the Company) in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.). This case has been consolidated in the Central District of California for pre-trial purposes with numerous other cases brought by the plaintiff against other defendants. The plaintiff alleges that American infringes a number of the plaintiff’s patents, each of which relates to automated telephone call processing systems. The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys’ fees. On December 1, 2008, the court dismissed with prejudice all claims against American Beacon. On May 22, 2009, following its granting of summary judgment to American based on invalidity and non-infringement, the court dismissed all claims against American. Plaintiff appealed, and on February 18, 2011, the Federal Circuit Court of Appeals issued a decision affirming in part and reversing in part and remanding the case back to the District Court for further proceedings. Plaintiff’s petition for a rehearing of the appeal en banc before the Federal Circuit was denied. Although the Company believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.

On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre’s actions of introducing bias against the display of American’s services in its global distribution system (GDS) and substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services. On January 23, 2011, the Company and Sabre entered into a Stand-Down Agreement, pursuant to which American agreed to suspend the litigation against Sabre, and Sabre agreed not to reintroduce biasing against American’s services in its GDS and to return to the pricing in effect on January 4, 2011. The parties further agreed to enter into good faith negotiations. The Stand-Down Agreement expired on June 1, 2011. On July 8, 2011, the Company filed new breach of contract and Texas antitrust claims in this action. On June 8, 2011 and October 7, 2011, Sabre filed counterclaims against the Company alleging that American has breached its agreement and that American violated antitrust laws. On August 29, 2011, the Company entered into an agreement with Sabre that will allow American to continue to participate in the Sabre GDS until American’s antitrust claims in the Texas state court are resolved. Trial in that case is now set to begin June 13, 2012. The Company intends to vigorously pursue its claims, but there can be no assurance of the outcome, and if the Court does not further enjoin Sabre from introducing bias against American’s services or allowing Sabre to remove American services from its system, actions taken by Sabre could have a material adverse effect on the Company.

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

We incurred significant losses in recent years, which has materially weakened our financial condition. We lost $893 million in 2005, $781 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. Although we earned a profit of $456 million in 2007 and $189 million in 2006, we lost $2.1 billion in 2008 (which included a $1.2 billion impairment charge), and, primarily as a result of very weak demand for air travel driven by the severe downturn in the global economy, we lost $1.5 billion in 2009 and $471 million in 2010. In addition, we lost a total of $884 million in the first three quarters of 2011 (including a $31 million non-cash charge). Because of our weakened financial condition, we are vulnerable both to the impact of unexpected events (such as terrorist attacks) and to deterioration of the operating environment (such as a significant increase in jet fuel prices or significant increased competition).

The severe global economic downturn resulted in very weak demand for air travel and lower investment asset returns, which has had and could continue to have a significant negative impact on us.

Although demand for air travel has improved as the global economy continues to recover from the recent severe downturn, demand continues to be weak by historical standards. In response to weak demand, we have implemented a number of capacity reductions since late 2008, and we have announced an additional capacity reduction to be implemented in the fourth quarter of 2011. In connection with the capacity reductions we have implemented, we have incurred special charges related to aircraft, employee reductions and certain other charges. Demand for air travel may weaken if the global economy does not continue to recover. No assurance can be given that capacity adjustments or other steps we may take in response to changes in demand will be successful. Capacity reductions or other steps might result in additional special charges in the future. Further, other carriers may make capacity adjustments which may reduce the expected benefits of any steps we may take to respond to changes in demand. Industry-wide capacity may increase to the extent the economy continues to recover from the global recession. If industry capacity increases, and if consumer demand does not continue to pace those increases, we, and the airline industry as a whole, could be negatively impacted.

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

In the next several years, we have significant debt, lease and other obligations, including significant pension funding obligations. We also expect to make substantial aircraft purchase and other capital expenditures during that time. For example, as of September 30, 2011, we were required to make approximately $2.9 billion of principal payments on long-term debt and capital leases during the second half of 2011 and during 2012. In addition, in 2011, we are required to contribute approximately $520 million to our pension plans, which has been completed as of the date of this filing. Based on current assumptions and market conditions, we expect to be required to contribute up to $560 million to our pension plans in 2012. Moreover, the global economic downturn, rising fuel prices, the potential obligation to post reserves under credit card processing agreements and the potential obligation to post cash collateral on fuel hedging contracts, among other things, have negatively impacted, and may in the future negatively impact, our liquidity. To meet our commitments and to maintain sufficient liquidity as we continue to implement our revenue enhancement and cost reduction initiatives, we will need continued access to substantial additional funding.

Our ability to obtain future financing is limited by the value of our unencumbered assets. As a result of financing activity in recent years, almost all of our aircraft assets (including aircraft eligible for the benefits of Section 1110) are encumbered, and we have a very limited quantity of assets which could be used as collateral in future financing. Also, the market value of our aircraft assets has declined in recent years, and may continue to decline. In addition, many of the other financing sources traditionally available to us may be difficult to access, and no assurance can be given as to the amount of financing available to us.

Since the terrorist attacks of September 11, 2001 (the “Terrorist Attacks”), our credit ratings have been lowered to significantly below investment grade. These reductions have increased our borrowing costs and otherwise adversely affected borrowing terms, and limited borrowing options. Additional reductions in our credit ratings might have other effects on us, such as further increasing borrowing, lease rental or other costs or further restricting our ability to raise funds.

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

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of September 30, 2011, the Company was not required to maintain any reserve under such agreements.

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

Our results are very significantly affected by the cost, price volatility and the availability of jet fuel, which are in turn affected by a number of factors beyond our control. Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. Although we had some success in raising fares and imposing fuel surcharges in reaction to high fuel prices, these fare increases and surcharges did not keep pace with the extraordinary increases in the price of fuel that occurred in 2007 and 2008. Although fuel prices have abated considerably from the record high prices recorded in July 2008, they remain high and extremely volatile by historical standards. Furthermore, reduced demand or increased fare competition, or both, and resulting lower revenues may offset any potential benefit of any reductions in fuel prices.

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

We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft. We believe it is imperative that we continue to execute our fleet renewal plans. However, there will be significant delays in the deliveries of the Boeing 787-9 aircraft we have on order, and there could be delays in the deliveries of other new aircraft we have on order.

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

We could be materially adversely affected if we are unable to resolve favorably our pending litigation with certain GDSs and business discussions with certain on-line travel agents.

We are currently involved in litigation with certain GDSs and in business discussions with certain on-line travel agents. An adverse outcome in any of these matters could have a material adverse effect on our level of bookings, business and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—GDS Discussion.” In addition, agreements with the GDSs operated by Sabre, Travelport and Amadeus have been extended beyond 2011. We could be adversely affected if we are unable to renegotiate acceptable new contractual terms for our participation in these systems.

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

There have been numerous mergers and acquisitions within the airline industry and numerous changes in industry alliances. Southwest Airlines Co. acquired AirTran Airways, Inc. in May 2011, and the recent mergers of United Air Lines, Inc. with Continental Airlines, Inc. and Delta Air Lines Inc. with Northwest Airlines Corporation have resulted in the formation of larger competitors than ourselves with more extensive networks than ours. We are seeking to address these competitive challenges with our cornerstone market and alliance strategies; however there can be no assurances as to the level of success of these strategies.

In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those in which we may participate and those that may be undertaken by others. Any airline industry consolidation or changes in airline alliances, including oneworld, could substantially alter the competitive landscape and result in changes in our corporate or business strategy. We regularly assess and explore the potential for consolidation in our industry and changes in airline alliances, our strategic position and ways to enhance our competitiveness, including the possibilities for our participation in merger activity. Consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist currently, which could have a material adverse effect on our competitive position and adversely affect our business and results of operations. For similar reasons, changes in airline alliances could have a similar impact on us.

We recently began implementing a joint business agreement and related marketing arrangements with British Airways and Iberia, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, American recently began implementing an antitrust-immunized joint business agreement with the Japan Airlines Group. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

We compete with reorganized carriers, which results in competitive disadvantages for us.

We must compete with air carriers that have reorganized under the protection of Chapter 11 of the Bankruptcy Code in recent years, including United, Delta and US Airways. It is possible that other significant competitors may seek to reorganize in or out of Chapter 11.

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

AMR’s regional airline subsidiary, AMR Eagle, has filed a Form 10 registration statement with the SEC in connection with a potential spin-off of AMR Eagle. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events – AMR Eagle Divestiture.” There can be no assurance that a spin-off or other divestiture of AMR Eagle will be consummated, and no prediction can be made as to the impact of any such transaction on stockholder value, AMR or American.

Our business is subject to extensive government regulation, which can result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages. In particular, existing and possible future environmental regulations may adversely affect our business and financial results.

Airlines are subject to extensive domestic and international regulatory requirements. Many of these requirements result in significant costs. For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft. In response to legislation which requires final agency rules by August 2013, the FAA has recently proposed regulations that would affect crewmember hiring and crewmember rest and duty requirements. The industry is seeking clarification from the FAA of certain provisions of the proposed regulations. If the proposed regulations are not amended, we believe they could have a material adverse impact on us. In addition, as a result of heightened levels of concern regarding data privacy, we are subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.

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

The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a “passenger bill of rights”);

•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction or reallocation of slot rights currently or previously held by us; or

•	the adoption of more restrictive locally imposed noise restrictions.

In addition, the U.S. air traffic control (ATC) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. U.S. airlines carry about 750 million passengers a year and are forecast to accommodate a billion passengers annually by 2021. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. We support a common sense approach to ATC modernization that would allocate costs to all ATC system users in proportion to the services they consume. Long-term funding for the FAA expired in

2007. Reauthorization of legislation that funds the FAA, which includes proposals regarding upgrades to the ATC system, is under consideration in Congress. It is uncertain whether such legislation will become law. In the meantime, FAA funding continues under temporary periodic extensions. The current extension expires on January 31, 2012. To date there have been over 20 extensions.

Many aspects of our operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. The EU has adopted a directive under which each EU member state is required to extend the existing EU emissions trading scheme (ETS) to aviation. This will require us to annually submit emission allowances in order to operate flights to and from EU member states in January 2012 and thereafter, including flights between the U.S. and EU member states. In December 2009, the ATA, joined by American, Continental and United, filed a legal action in the United Kingdom challenging the implementation of the EU ETS as applied to aviation. The case was subsequently referred to the Court of Justice of the European Union. The court has heard the case and the parties are awaiting a decision. We believe that non-EU governments are also likely to consider formal challenges to the EU ETS as applied to aviation. It is not clear whether the EU ETS directive will withstand legal challenges. However, unless interim relief is granted, we will be required to continue to comply with the EU ETS during the pendency of the legal challenges. Although the cost of compliance with the EU ETS is difficult to predict given the uncertainty of a number of variables, such as the number and price of emission allowances we may be required to purchase, such costs could be significant.

Other legislative or regulatory actions addressing climate change and emissions from aviation that may be taken in the future by the U.S., state or foreign governments or through international treaties may adversely affect our business and financial results. The United Nations’ International Civil Aviation Organization (ICAO), for example, recently adopted a resolution identifying certain fuel efficiency goals and emission trading system principles for international aviation, which may provide a basis for such future legislative or regulatory action. Climate change legislation was previously introduced in the U.S. Congress; such legislation could be re-introduced in the future by the U.S. Congress and state legislatures, and could contain provisions affecting the aviation industry. In addition, the U.S. Environmental Protection Agency could seek to regulate greenhouse gas emissions from aircraft. It is currently unknown how climate change legislation or regulation, if enacted, would specifically apply to the aviation industry. However, the impact on us of any climate change legislation or regulation is likely to be adverse and related costs of compliance could be significant. Such legislation or regulation could result in, among other things, increased fuel costs, carbon taxes or fees, the imposition of requirements to purchase emission offsets or credits, increased aircraft and equipment costs, and restrictions on the growth of airline operations. We continue to evaluate ongoing climate change developments at the international, federal and state levels and assess the potential associated impacts on our business and operations.

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

For example, the open skies air services agreement between the U.S. and the EU which took effect in March 2008 provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and to any airport in the EU including London’s Heathrow Airport. The agreement has resulted in American facing increased competition in these markets, including Heathrow Airport. In addition, an open skies air services agreement between the U.S. and Japan that provides airlines from the U.S. and Japan open access to each other’s markets took effect in November 2010.

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

Wages, salaries and benefits constitute a significant percentage of our total operating expenses. In 2010, they constituted approximately 31 percent of our total operating expenses. All of the major hub-and-spoke carriers with which American competes have achieved significant labor cost savings through or outside of bankruptcy proceedings. We believe American’s labor costs are higher than those of its primary competitors, and it is unclear how long this labor cost disadvantage may persist. These higher labor costs adversely affect our ability to achieve and sustain profitability while competing with other airlines with lower labor costs. Additionally, we cannot predict the outcome of our ongoing negotiations with our unionized work groups. Significant increases in pay and benefits resulting from changes to our collective bargaining agreements could have a material adverse effect on us.

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

In April 2003, American reached agreements (the Labor Agreements) with each of its three major unions, the Allied Pilots Association (APA), the Transport Workers Union of America AFL-CIO (TWU) and the Association of Professional Flight Attendants (APFA). The Labor Agreements substantially moderated the labor costs associated with the employees represented by the unions. In conjunction with the Labor Agreements, American also implemented various changes in the pay plans and benefits for non-unionized personnel. The Labor Agreements became amendable in 2008 (although the parties agreed that they could begin the negotiations process as early as 2006). American has been in negotiations with the APA since September 20 2006, the TWU since May 11, 2006 (with respect to Dispatchers), and since November 7, 2007 (with respect to the other six groups at American represented by the TWU), and with the APFA since June 2008 (expedited negotiations) and September 10, 2008 (standard negotiations), to amend their respective Labor Agreements. At this time, all such negotiations are mediated negotiations under the auspices of the National Mediation Board (NMB). NMB mediation with the APA began on May 6, 2008, with the TWU (with respect to the Dispatchers) on October 28, 2008, with the other TWU groups on various dates in 2009, and with the APFA on January 22, 2009. These negotiations are governed by the Railway Labor Act (RLA), which prescribes no set timetable for the negotiations and mediation process. The negotiations and mediation process in the airline industry typically is slow and sometimes contentious. The RLA prohibits the parties from engaging in self-help prior to the exhaustion of the RLA’s bargaining process. That process is not exhausted until the NMB has declared the parties are at a bargaining impasse, one or both parties has declined the NMB’s proffer of binding arbitration, and a 30-day cooling off period has expired without the appointment of a Presidential Emergency Board. If we are unable to reach agreement with any of our unionized work groups, and the RLA’s bargaining process has been fully exhausted, we may be subject to lawful strikes, work stoppages or other job actions.

In May, 2010, American negotiated tentative agreements with several workgroups within the TWU, including the Maintenance Control Technician group, the Material Logistics Specialists group and the Mechanic and Related group. Agreements with the TWU groups are subject to ratification by the relevant membership of TWU, and, while the Maintenance Control Technician group ratified their agreement, the Material Logistics Specialists group and the Mechanic and Related group tentative agreements were not ratified. In July 2011, American negotiated tentative agreements with two additional TWU-represented workgroups – the Simulator Technicians and the Ground School and Simulator Pilot Instructors. The Instructor group ratified their agreement; however, the Simulator Technician tentative agreement was not ratified.

Mediated negotiations with the APA, with the APFA and with the TWU with respect to groups other than the Maintenance Control Technician and Instructor groups continue. In addition, the APA has filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American. While American is vigorously defending these disputes, unfavorable outcomes in one or more of them could require American to incur additional costs, change the way it conducts some parts of its business, or otherwise adversely affect us.

We are experiencing a higher than normal number of pilot retirements.

We have recently experienced a higher than normal number of pilot retirements, and we anticipate this trend to continue in the fourth quarter 2011. Recent capacity reductions were made in part to mitigate the impact of these retirements. We are also taking other steps in an effort to reduce the impact of these retirements. However, higher than normal pilot retirements may adversely affect our operations and financial results.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2012, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that we could obtain comparable coverage in the commercial market, but we could incur substantially higher premiums and more restrictive terms, if such coverage is available at all. If we are unable to obtain adequate war-risk coverage at commercially reasonable rates, we would be adversely affected.

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

Our business is heavily dependent on our operations at our primary market airports in Dallas/Fort Worth, Chicago, Miami, New York City and Los Angeles. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region around the primary market to other major cities. A significant interruption or disruption in service at one or more of our primary markets could adversely impact our operations.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights and various U.S. fees and taxes also are assessed on international flights. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Under new Department of Transportation regulations that take effect on January 24, 2012, all government taxes and fees must be included in the fares we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the passenger. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.

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

The following exhibits are included herein:

10.1	Supplemental Agreement No. 25 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of July 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 26 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of July 26, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.3	Supplemental Agreement No. 35 to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company dated as of August 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.4	A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S. dated as of July 20, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	The following materials from AMR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date: October 19, 2011	BY:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)