Form 10-K
period 2011-12-31
AMR CORP
filed 2012-02-15
CIK 6201

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(817) 963-1234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1 par value per share	N/A
9.00% Debentures due 2016	N/A
7.875% Public Income Notes due 2039	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes     ☑ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $1.8 billion. As of February 7, 2012, 335,271,557 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS

Chapter 11 Proceedings

On November 29, 2011 (the Petition Date), AMR Corporation (AMR or the Company) and certain of the Company’s direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “in re AMR Corporation, et al, Case No. 11-15463-SHL.”

No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtors’ reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. In addition, trading in the Company’s common stock and certain debt securities on the New York Stock Exchange (the NYSE) was suspended on January 5, 2012, and the Company’s common stock and such debt securities were delisted by the Securities and Exchange Commission from the NYSE on January 30, 2012. On January 5, 2012, the Company’s common stock began trading under the symbol “AAMRQ” on the OTCQB marketplace, operated by OTC Markets Group (www.otcmarkets.com).

The Company and the other Debtors are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtors in possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted additional relief covering, among other things, obligations to (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors for improvement projects, (v) foreign vendors, (vi) other airlines pursuant to certain interline agreements, and (vii) certain vendors deemed critical to the Debtors’ operations.

The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtors. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtors’ property.

Additional information about the Company’s Chapter 11 Case is available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for further information regarding the Chapter 11 Cases.

General Description

AMR was incorporated in October 1982. Virtually all of AMR’s operations fall within the airline industry. AMR’s principal subsidiary, American Airlines, Inc. (American), was founded in 1934. At the end of 2011, American provided scheduled jet service to approximately 160 destinations throughout North America, the Caribbean, Latin America, Europe and Asia.

AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as “American Eagle” – American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, the American Eagle® carriers). American also contracts with an independently owned regional airline, which does business as “AmericanConnection” (the AmericanConnection® carrier).

The AMR Eagle fleet is operated to feed passenger traffic to American pursuant to a capacity purchase agreement between American and AMR Eagle under which American receives all passenger revenue from flights and pays AMR Eagle a fee for each flight. The capacity purchase agreement reflects what the Company believes are current market rates received by other regional carriers for similar flying. Amounts paid to AMR Eagle under the capacity purchase agreement are available to pay for various operating expenses of AMR Eagle, such as crew expenses, maintenance, and other aircraft related expenses. As of December 31, 2011, AMR Eagle operated approximately 1,500 daily departures, offering scheduled passenger service to over 175 destinations in North America, Mexico and the Caribbean. On a separate company basis, AMR Eagle reported $2.5 billion in revenue in 2011.

American, AMR Eagle and the AmericanConnection® airline serve more than 250 cities in approximately 50 countries with, on average, 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft. American Airlines is also a founding member of oneworld® alliance, which enables member airlines to offer their customers more services and benefits than any member airline can provide individually. These services include a broader route network, opportunities to earn and redeem frequent flyer miles across the combined oneworld network and more airport lounges. Together, oneworld members serve more than 750 destinations in approximately 150 countries, with about 8,500 daily departures. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.

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

On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: Alaska Airlines (Alaska), Delta Air Lines (Delta), Frontier Airlines, JetBlue Airways (JetBlue), Hawaiian Airlines, Southwest Airlines (Southwest) and AirTran Airways (Air Tran), Spirit Airlines, United Airlines (United) and Continental Airlines (Continental), US Airways, Virgin America Airlines and their affiliated regional carriers. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, the Company faces competition on some of its connecting routes from carriers operating point-to-point service on such routes. The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation. On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.

International Air Transportation In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia. The Company’s operating revenues from foreign operations (flights serving international destinations) were approximately 40 percent of the Company’s total operating revenues in each of the three years 2011, 2010, and 2009. Additional information about the Company’s foreign operations is included in Note 15 to the consolidated financial statements.

In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers – including American – have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Air Berlin, Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, China Eastern Airlines, Dragonair, Deutsche Bahn German Rail, EL AL, Etihad Airways, EVA Air, Finnair, GOL, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines (JAL), Jet Airways, JetStar Airways, LAN (includes LAN Airlines, LAN Argentina, LAN Ecuador and LAN Peru), Niki Airlines, Qantas Airways, Royal Jordanian, S7 Airlines, and Vietnam Airlines.

American is also a founding member of the oneworld alliance, which includes British Airways, Cathay Pacific, Finnair, LAN Airlines, Iberia, Qantas, JAL, Royal Jordanian and S7 Airlines. Air Berlin, the 5th largest airline in Europe, is scheduled to join in early 2012. Malaysia Airlines is scheduled to join in late 2012. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities.

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

American continued to grow its global network throughout 2011, adding more than 30 new destinations through relationships with airlines around the globe, including JAL and Qantas. In 2010, American and JAL entered into a JBA to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. The carriers also received antitrust immunity (ATI) approval on these routes from the DOT and the Ministry of Land, Infrastructure, Transport, and Tourism of Japan and began implementing the JBA on April 1, 2011. The JBA provides for expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. Under this agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of December 31, 2011, based on an expected probability model, American had recorded a guarantee liability that is not material. On November 10, 2011, American received formal government approval of its joint business with Qantas, which will allow the carriers to coordinate services between the United States, Australia and New Zealand.

Price Competition The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares, as failing to match would provide even less revenue due to customers’ price sensitivity.

There are a number of low-cost carriers (LCCs) in the domestic market and the Company competes with LCCs over a very large part of its network. Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares. In addition, several air carriers have reorganized in recent years under Chapter 11, including United, Delta, and US Airways. These cost reduction efforts, bankruptcy reorganizations and subsequent consolidations (e.g., United/Continental; Delta/Northwest) have allowed carriers to decrease operating costs. Lower cost structures have generally resulted in fare reductions. Over the past several years, the Company has been unable to offset its substantial cost disadvantage through increases in passenger traffic, changes in the mix of traffic that improve yields and/or cost reductions. Consequently, the Company filed the Chapter 11 Cases to become a more efficient, financially stronger and more competitive airline.

Regulation

General The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities, and certain consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates flying operations generally, including establishing standards for personnel, aircraft and certain security measures. As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs. The Company is progressing toward the completion of over 500 airworthiness directives, a number of which require the Company to perform significant maintenance work and to incur additional expenses. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods. DOT and the Antitrust Division of the United States Department of Justice (DOJ) have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements (CBAs). In addition, as a result of heightened levels of concern regarding data privacy, the Company is subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.

On December 21, 2011, the FAA issued its final rule governing pilot rest periods and work hours for all carriers certificated under Part 121 of the Federal Aviation Regulations, including American and the AMR Eagle carriers. The rule, which is effective January 14, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. These regulations could have a material adverse impact on the Company upon implementation.

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

In 2006, the Wright Amendment Reform Act of 2006 (the Act) became law. The Act is based on an agreement by the cities of Dallas and Fort Worth, Texas, DFW International Airport, Southwest, and the Company to modify the Wright Amendment, which authorizes certain flight operations at Dallas Love Field within defined geographic areas. Among other things, in October 2014 the Act eliminates domestic geographic restrictions on operations while limiting the maximum number of gates at Love Field. The Company believes the Act is a pragmatic resolution of the issues related to the Wright Amendment and the use of Love Field.

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

Many aspects of the Company’s operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. For example, the EU approved measures that impose emissions limits on airlines with operations to, from or within the EU as part of an emissions trading system beginning in 2012. Such legislative or regulatory action by the U.S., state or foreign governments currently or in the future may adversely affect the Company’s business and financial results. See Item 1A, Risk Factors, for additional information.

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

Labor

The airline business is labor intensive. Wages, salaries and benefits represented approximately 28 percent of the Company’s consolidated operating expenses for the year ended December 31, 2011. The average full-time equivalent number of people of the Company’s subsidiaries for the year ended December 31, 2011 was 80,100.

The majority of these people are represented by labor unions and covered by collective bargaining agreements. Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed under the RLA and as agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new people to replace any striking workers.

Prior to the Chapter 11 filings on November 29, 2011, American had been in negotiations with its unions under the RLA for as long as five years. It began negotiations with the Allied Pilots Association (APA) in 2006. Also in 2006, American began negotiations with the Transport Workers Union of America, AFL-CIO (TWU) with respect only to dispatchers, and in 2007 it commenced negotiations with the TWU with respect to the six other employee groups, including Mechanics and Related and Fleet Service employees, represented by the TWU. In 2008, American commenced negotiations with the Association of Professional Flight Attendants (APFA).

With the exception of tentative agreements with the TWU covering the Maintenance Control Technicians and Ground School and Simulator Pilot Instructors that were ratified, as of the Petition Date, all of American’s remaining collective bargaining agreements remained open and in mediation under the auspices of the NMB.

Likewise, prior to the Petition Date, AMR Eagle had been in negotiations with its unions under the RLA for as long as three years. In approximately February 2008, AMR Eagle began negotiations with the TWU with respect to Dispatchers, and in approximately November 2009 it commenced negotiations with the TWU with respect to Fleet Service Clerks. AMR Eagle began negotiations with the Association of Flight Attendants (AFA) in February 2010.

Prior to the Petition Date, AMR Eagle and the AFA had reached tentative agreements on some sections of the AFA agreement. As of the Petition Date, the AFA agreement remained open and in negotiations. AMR Eagle has current agreements with two TWU-represented job groups: Mechanics and Related Employees (whose agreement expires on April 27, 2012) and non-management Ground Service Instructors (whose agreement expires on April 1, 2012). Agreements with the two remaining groups represented by the TWU – Fleet Service Clerks and Dispatchers – expired in January 2008. AMR Eagle began negotiating actively with the TWU in 2008. While some tentative agreements were reached, certain issues remained open as of the Petition Date.

AMR Eagle’s current collective bargaining agreement with the Air Line Pilots Association (ALPA), became effective in September 1997 and extends by its terms to 2013, with amendment rounds every four years. The most recent round resulted in an amended agreement between AMR Eagle and ALPA in 2008. Following AMR’s June 2010 announcement about the possible divestiture of AMR Eagle, ALPA and AMR Eagle entered negotiations. ALPA’s negotiating committee and AMR Eagle reached a tentative agreement in October 2011 contingent upon the previously announced planned divestiture of AMR Eagle from the Company. Contract language has not been drafted and the tentative agreement was not sent to ALPA membership for a vote. The Company announced that the planned divestiture of AMR Eagle was put on hold as a result of filing the Chapter 11 Cases.

The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval to reject the CBAs. The 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. If consensual agreements are not reached, the debtor may file a motion with the Bankruptcy Court requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Court finds the debtor’s proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause. American commenced the Section 1113(c) process with its unions on February 1, 2012. AMR Eagle intends to commence the Section 1113(c) process with its unions soon. The Company cannot currently predict the outcome of the Section 1113(c) process.

Fuel

The Company’s operations and financial results are significantly affected by the availability and price of jet fuel. The Company’s fuel costs and consumption for the years 2009 through 2011 were:

Year	Gallons Consumed (in millions)	Total Cost (in millions)	Average Cost Per Gallon (in dollars)	Percent of AMR’s Operating Expenses

2009	2,762	5,553	2.010	26.5
2010	2,764	6,400	2.316	29.3
2011	2,756	8,304	3.013	33.2

In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. The Company does not take a view on the direction of fuel prices; instead, the Company layers in fuel hedges on a systematic basis. Depending on movements in the price of fuel, the Company’s fuel hedging program can result in gains or losses on its fuel hedges.

During 2011, 2010 and 2009, the Company’s fuel hedging program increased (decreased) the Company’s fuel expense by approximately $(335) million, $142 million and $651 million, respectively. As of January 2012, the Company had cash flow hedges covering approximately 21 percent of its estimated 2012 fuel requirements. The consumption hedged for 2012 is capped at an average price of approximately $3.08 per gallon of jet fuel, with protection capped on 2 percent of estimated consumption, through the use of sold call options, at an average of $3.49 per gallon of jet fuel. The Company’s collars represent approximately 16 percent of its estimated 2012 fuel requirements and have an average floor price of approximately $2.24 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.

Additional information regarding the Company’s fuel program is also included in Item 7(A) “Quantitative and Qualitative Disclosures about Market Risk,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 8 to the consolidated financial statements.

Frequent Flyer Program

American established the AAdvantage® frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage benefits from a growing base of approximately 69 million members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional AAdvantage miles. AAdvantage members earn mileage credits by flying on American, American Eagle, and the AmericanConnection® carrier or by using services of other participants in the AAdvantage program. Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or other participating airlines, or for other awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity controlled seating. A member’s mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.

American sells mileage credits and related services to other participants in the AAdvantage program. There are over 1,000 program participants, including a leading credit card issuer, hotels, car rental companies and other products and services companies in the AAdvantage program. The Company believes that program participants benefit from the sustained purchasing behavior of AAdvantage members, which translates into a recurring stream of revenues for AAdvantage. Under its agreements with AAdvantage members and program participants, the Company reserves the right to change the AAdvantage program at any time without notice, and may end the program with six months notice. As of December 31, 2011, AAdvantage had approximately 69 million total members, and 591 billion outstanding award miles. During 2011, AAdvantage issued approximately 167 billion miles, of which approximately 65% were sold to program participants. See “Critical Accounting Policies and Estimates” under Item 7 for more information on AAdvantage.

Cargo

American Airlines Cargo, a division of American, provides over 100 million pounds of weekly cargo lift capacity to major cities in the United States, Europe, Canada, Mexico, the Caribbean, Latin America and Asia. American’s cargo network is one of the largest air cargo networks in the world, with facilities and interline connections available across the globe. During 2011, American Airlines Cargo accounted for approximately 3.0% of the Company’s operating revenues by generating $703 million in freight and mail revenue, an increase of 4.5% versus 2010.

Other revenues

Other revenues, which approximate 10.9% of total revenues, includes revenue from the marketing services related to the sale of mileage credits in the AAdvantage program as discussed above, membership fees and related revenue from the Company’s Admirals Club operations, and other miscellaneous service revenue, including administrative service charges and baggage handling fees. Other revenues have been increasing as the Company unbundles its services and charges for ancillary services.

Other Matters

Seasonality and Other Factors The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating and financial results for the second and third quarters of the year than for the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease, and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2011 is included in Note 16 to the consolidated financial statements. In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.

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

CHAPTER 11 REORGANIZATION RISKS

We filed for reorganization under Chapter 11 of the Bankruptcy Code on November 29, 2011 and are subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of our Chapter 11 Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 Cases include the following:

•	our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;
•	we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Cases from time to time;
•	the court may not agree with our objections to positions taken by other parties;
•	we may not be able to confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;
•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;
•	we may not be able to continue to invest in our products and services, which could hurt our competitiveness;
•

we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all, including hedging strategies to assist in controlling our fuel costs;

•

we may be exposed to risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee or (iii) convert the cases to Chapter 7 liquidation cases; and

•	our customers may choose to travel on other air carriers.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 Cases could adversely affect our sales of tickets and our relationship with our customers, as well as with vendors and our people, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are protracted. Because of the risks and uncertainties associated with our Chapter 11 Cases, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.

We have proposed a business plan that we may not be able to implement.

On February 1, 2012, we announced the principal terms of a business plan that is designed to restore the Company to industry leadership, profitability and growth. The chief components of this business plan include targets of an annual $2 billion in cost savings and $1 billion in revenue enhancement. In particular, our business plan contemplates significant reductions in both non-labor and labor costs by, among other things, reducing headcount by approximately 13,000, outsourcing a portion of American’s aircraft maintenance work (including seeking the closure of our Fort Worth Alliance Airport maintenance base) and certain airport fleet service clerk work, terminating American’s defined benefits pension plans, and discontinuing our subsidized retiree medical coverage for current employees. If we are unable to implement one or more key elements of our business plan, we may find it difficult to successfully restructure.

In order to reach the labor cost reduction target required by the business plan, changes to American’s existing union contracts are necessary. American’s proposed changes will include cost savings and changes to work rules and scope clauses. We believe these changes are critical to a successful reorganization and American. American has commenced good faith negotiations with its unions regarding these changes pursuant to the process provided for under Section 1113 of the U.S. Bankruptcy Code. If American cannot reach a consensual agreement with any of its unions that provides for changes to the union’s existing collective bargaining agreement that are necessary to achieve the required cost reductions and improved efficiencies, American will ask the Bankruptcy Court to approve its rejection of that collective bargaining agreement. We cannot predict whether the Bankruptcy Court will approve any such request for the rejection of a collective bargaining agreement.

Our business plan also contemplates a significant reduction in the number of people employed by our Company. It is possible that various state and local groups, including state and local governments, will oppose the reduction of jobs in their areas. We cannot predict what effect a public campaign to retain jobs and the related adverse publicity might have on our relations with our customers, our people, suppliers, strategic partners and other third parties, but it is possible that negative campaigns and publicity could materially and adversely affect our business and operations.

We are in the process of renegotiating numerous agreements, including those relating to aircraft financings and other indebtedness and leases, to achieve cost savings we believe are necessary to our restructuring. We may not be able to achieve consensual renegotiation of these agreements on terms sufficient to effect the cost savings required by our business plan. Also, as part of the process of renegotiating agreements, we may reject certain of those agreements in our Chapter 11 Cases. We cannot predict whether we would be able to enter into new agreements to replace any rejected agreements (some of which may be material) on acceptable terms, or at all.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;
•	buy or sell assets outside the ordinary course of business;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

Our people face considerable uncertainty due to the Chapter 11 Cases.

As a result of the Chapter 11 Cases, our people are facing considerable uncertainty. A material erosion of our people’s commitment could have a material adverse effect on our business, particularly if the Chapter 11 Cases are protracted.

The Company’s businesses could suffer from a protracted restructuring.

The Company’s future results are dependent upon the timely and successful filing, confirmation and implementation of a plan of reorganization. If a restructuring is protracted, it could adversely affect the Company’s operating results, including its relationships with its people, vendors, strategic partners and customers. If we experience a protracted reorganization, there is a significant risk that the value of the Company’s enterprise would be substantially eroded to the detriment of all stakeholders.

Our ability to emerge from Chapter 11 and thereafter operate profitably will depend on increasing our revenue, lowering our costs, and obtaining sufficient financing or other capital to operate successfully.

It is too early in the Chapter 11 process for us to have developed our ultimate plan of reorganization. However, for our ultimate plan of reorganization to be effective, we will need to increase our revenue, lower our costs, reduce our liabilities, and obtain and/or demonstrate the sufficiency of financing and/or other capital to operate after emergence.

We currently plan to drive revenue growth by investing heavily in renewing and optimizing our fleet, building both network scale and our alliances, and investing several hundred million dollars annually in modernizing our brand, products and services. Significant capital resources will be required to achieve the envisioned revenue growth. In order to emerge from and operate successfully after the conclusion of our Chapter 11 Cases, we will need sufficient financing or other capital resources, some of which may be subject to Bankruptcy Court approval. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economy, the credit market’s view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we conclude the Chapter 11 process, the financing and other capital that we will need may not be available to us, or may only be available on onerous terms and conditions. There is no assurance that we will be successful in obtaining financing or other needed sources of capital to successfully emerge from Chapter 11 and operate the Company. Inability to obtain sufficient financing or other capital may further delay the emergence of the Company from bankruptcy and/or limit our alternatives, which could result in our inability to continue as a going concern. Even if such financing or other capital is available, there is no guarantee that we will achieve the desired revenue growth.

Our current cost structure is heavily driven by labor costs, pension obligations and existing levels of indebtedness. Our business plan contemplates that we will significantly reduce our overall headcount to achieve a meaningful portion of the necessary cost reductions. American also intends to terminate its defined benefit plans and we plan to discontinue subsidized retiree medical coverage for current employees. Furthermore, our business plan contemplates extracting savings by restructuring, renegotiating, and/or rejecting a substantial portion of our debt, lease and other obligations. Nevertheless, following our emergence from Chapter 11, we expect to have significant debt, lease and other obligations. We also expect to make substantial capital expenditures, including those related to aircraft acquisitions, during and following the Chapter 11 process. In general, any of these proposed actions taken during Chapter 11 will be subject to Bankruptcy Court approval, and our ability to take these actions is not entirely within our control. There is no guarantee that we will be able to successfully achieve the desired cost savings or meet our planned continuing obligations. Failure to implement substantial cost savings upon emergence could materially hamper our ability to operate profitably after emergence, and could result in our inability to continue as a going concern.

Third parties may propose competing Chapter 11 plans of reorganization and we may receive unsolicited offers for the Company or our assets.

Chapter 11 gives us the exclusive right to file a plan of reorganization during the first 120 days after filing. That period can be extended for cause up to a total of 18 months from the Petition Date with approval of the Bankruptcy Court. While we intend to conclude our Chapter 11 Cases during this so-called “exclusivity period”, there can be no assurance that we will be able to do so. After the expiration of the exclusivity period, third parties can file one or more Chapter 11 plans for the Debtors. An alternative plan of reorganization could contemplate the Company continuing as a going concern, the Company being broken up, the Company or its assets being acquired by a third party, the Company being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If we cannot successfully obtain approval of our plan of reorganization during the exclusivity period, we may have limited ability to prevent an alternative plan of reorganization from being approved by the Bankruptcy Court.

Companies in Chapter 11 are often the target of unsolicited merger and acquisition offers, and there is no guarantee that we will emerge from Chapter 11 as a standalone company. An unsolicited proposal or alternative plan of reorganization could potentially delay our emergence from Chapter 11 and expose us to a number of other risks, including potential limitations on our ability to execute our business plan and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; negative reactions among our people, vendors, strategic partners and service providers; a failure to provide stakeholders full value for the benefits that could be achieved by the Company post-emergence on a stand-alone basis; and unease and uncertainty among our customer base. In addition, any potential transaction proposed during Chapter 11, even if we decided such transaction was in our best interest, would be expressly subject to Bankruptcy Code requirements and Bankruptcy Court approval.

We may be subject to claims that will not be discharged in the Chapter 11 Cases.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the filing of our Chapter 11 Cases (i) will be subject to compromise and/or treatment under the plan of reorganization or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. However, there can be no assurance that the aggregate amount of such claims that are not subject to treatment under the plan of reorganization or that are not discharged will not be material.

LIQUIDITY RISKS

We may not have sufficient cash to maintain our operations during Chapter 11 and fund our emergence from the Chapter 11 Cases.

We entered Chapter 11 with approximately $4.1 billion in unrestricted cash and cash equivalents. We plan to finance certain aircraft scheduled to be delivered to us during Chapter 11 for which we have not previously arranged financing, but we do not currently expect to require any debtor-in-possession financing. However, because of our weakened financial condition, we will continue to have heightened exposure to, and less ability to withstand, the operating risks that are customary in the industry, such as volatile fuel costs, global events leading to reduced demand for air travel, the potential obligation to post reserves under credit card processing agreements, the potential obligation to post cash collateral on fuel hedging contracts, severe weather that results in significant flight cancellations or reduced travel demand, and competitors’ reduction of ticket pricing. Any of these factors could result in the need for substantial additional funding. If we determine that debtor-in-possession financing is useful or necessary to continue operations, we may find that it is very difficult and expensive, or impossible, to obtain, as sources for such financing are limited and we have a very limited quantity of assets which could be used as collateral for such financings.

A number of other factors, including our Chapter 11 filing, our financial results in recent years, our substantial indebtedness, the competitive revenue environment we face, recent historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, our Chapter 11 Cases. In addition, the global economic downturn resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding. As a result of these and other factors, there can be no assurances that we will be able to source capital at acceptable rates and on acceptable terms, if at all, to fund our current operations and our exit from Chapter 11. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from Chapter 11.

As a result of significant losses in recent years, our financial condition has been materially weakened.

We incurred significant losses in recent years, which have materially weakened our financial condition. We lost $893 million in 2005, $781 million in 2004, $1.2 billion in 2003, $3.5 billion in 2002 and $1.8 billion in 2001. Although we earned a profit of $456 million in 2007 and $189 million in 2006, we lost $2.1 billion in 2008 (which included a $1.2 billion impairment charge), and we lost $1.5 billion in 2009 and $471 million in 2010. In addition, we lost a total of $2.0 billion in 2011 (including $917 million in non-cash charges). Because of our weakened financial condition, even though we are operating under the protections of Chapter 11, we are vulnerable both to the impact of unexpected events and to deterioration of the operating environment (such as a significant increase in jet fuel prices, a significant decrease in travel demand, or significant increase in competition).

Our indebtedness and other obligations are substantial and could adversely affect our ongoing business and liquidity.

We have, and we expect that after emergence from Chapter 11 we will continue to have, significant amounts of indebtedness and other obligations, including obligations to make future payments on aircraft equipment and property leases and obligations under aircraft purchase agreements, as well as a significant proportion of debt to equity capital. Although we are seeking to substantially reduce our debt and lease obligations in Chapter 11, we cannot predict to what extent these efforts will be successful. We expect to incur substantial additional debt (including secured debt) and lease obligations in the future. We also currently have substantial pension funding obligations and we cannot predict whether or to what extent our pension funding obligations will be reduced during the proceedings in Chapter 11. Our substantial indebtedness and other obligations could have important consequences. For example, they could:

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

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of February 1, 2012, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

COMMON STOCK RISKS

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is probable our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is too early to determine if our Chapter 11 plan of reorganization will allow for distributions with respect to our common stock. It is likely that these equity interests will be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Our common stock was delisted from the New York Stock Exchange and is not listed on any other national securities exchange.

Trading in the Company’s common stock and certain debt securities on the NYSE was suspended on January 5, 2012, and the Company’s common stock and such debt securities were delisted by the SEC from the NYSE on January 30, 2012. On January 5, 2012, the Company’s common stock began trading under the symbol “AAMRQ” on the OTCQB marketplace, operated by OTC Markets Group.

We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that the stock will continue being traded on the OTCQB marketplace. The trading of our common stock on the OTCQB marketplace rather than the New York Stock Exchange may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade on the OTCQB marketplace are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the “penny stock rule.”

Risks of trading in an over-the-counter market.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases. With respect to the Company, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

If holders of common stock recover any portion of their investment they may be subject to substantial dilution as a result of future issuances of our common stock.

We may issue common stock to satisfy creditors and any plan of reorganization may include an equity-based incentive compensation plan. The amount and dilutive effect of any such issuance cannot be determined at this time.

BUSINESS RISKS

The severe global economic downturn resulted in very weak demand for air travel, which has had and could continue to have a significant negative impact on us.

Although demand for air travel has improved from the severe downturn a couple of years ago, demand for air travel may weaken if the global economy does not continue to recover. We have been adjusting our capacity in response to trends in demand. No assurance can be given that capacity adjustments or other steps we may take in response to changes in demand will be successful. Capacity reductions or other steps might result in special charges in the future. Further, other carriers may make capacity adjustments which may reduce the expected benefits of any steps we may take to respond to changes in demand. Industry-wide capacity may increase to the extent the economy continues to recover from the global recession. If industry capacity increases, and if consumer demand does not continue to pace those increases, we, and the airline industry as a whole, could be negatively impacted.

Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to achieve a competitive cost structure during the Chapter 11 Cases. As described above, our business plan contains numerous initiatives to reduce our costs and increase our revenues. The adequacy and ultimate success of our initiatives to generate additional revenues and/or reduce our costs cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control. For example, any of the following could negatively impact the success of our initiatives: the positions that may be taken by our unions and contract counterparties and others with concerns about our business plan, such as the PBGC and governmental and community leaders; whether the Creditors’ Committee will support our business plan; whether we are able to persuade the Bankruptcy Court to rule in our favor on the numerous matters that will be required to successfully emerge from the Chapter 11 Cases; and, in general, the overall industry environment, including customer demand, yield and industry capacity growth, actions of our competitors and fuel prices. It will be very difficult for us to continue to fund our obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not continue to improve or if fuel prices were to increase and persist for an extended period at high levels.

We may be adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

Our results are very significantly affected by the cost, price volatility and the availability of jet fuel, which are in turn affected by a number of factors beyond our control. Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. Although we had some success in raising fares and imposing fuel surcharges in reaction to high fuel prices, these fare increases and surcharges did not keep pace with the extraordinary increases in the price of fuel that occurred in 2007 and 2008. Although fuel prices have abated considerably from the record high prices recorded in July 2008, they remain high and extremely volatile. Furthermore, reduced demand or increased fare competition, or both, and resulting lower revenues may offset any potential benefit of any reductions in fuel prices.

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

We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft. We believe it is imperative that we continue to execute our fleet renewal plans. Our assumption of our contracts for new, more efficient aircraft with Boeing and Airbus is subject to Bankruptcy Court approval and cannot be assured. The Bankruptcy Court has approved certain procedures to allow us to continue to take delivery of new Boeing 737 and Boeing 777 aircraft through 2012, subject to objection by the official committee of unsecured creditors for our Chapter 11 Cases and subject to certain limitations.

Our aviation fuel purchase contracts generally do not provide meaningful price protection. While we seek to manage the risk of fuel price increases by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs. In addition, our Chapter 11 Cases may negatively affect our ability to enter into derivative contracts. Moreover, we may be required to post material amounts of cash collateral based on the size and market value of the contracts, and if such contracts close when fuel prices are below the applicable levels, we would be required to make payments to close such contracts; these payments would be treated as additional fuel expense.

We could be materially adversely affected if we are unable to resolve favorably our pending litigation with certain GDSs and business discussions with certain on-line travel agents.

We are currently involved in litigation with certain GDSs and in business discussions with certain on-line travel agents. An adverse outcome in any of these matters could have a material adverse effect on our level of bookings, business and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—GDS Discussion.” Agreements with the GDSs operated by Sabre, Travelport and Amadeus have been extended beyond 2011. We could be adversely affected if we are unable to renegotiate acceptable new contractual terms for our participation in these systems.

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

Thus, our results from operations tend to be volatile and subject to rapid and unexpected change. In addition, due to generally greater demand for air travel during the summer, our revenues in the second and third quarters of the year tend to be stronger than revenues in the first and fourth quarters of the year.

The airline industry is fiercely competitive and may undergo further consolidation or changes in industry alliances, and we are subject to increasing competition.

Service over almost all of our routes is highly competitive. We face vigorous, and, in some cases, increasing, competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost carriers and, particularly on shorter segments, ground and rail transportation. We also face significant competition from marketing/operational alliances formed by our competitors. Competition with foreign air carriers and with such marketing/operational alliances has been increasing in recent years in part due to the adoption of liberalized open skies aviation agreements between the United States and an increasing number of countries around the world. Moreover, the percentage of routes on which we compete with carriers having substantially lower operating costs than ours has grown significantly over time, and we now compete with low-cost carriers over a very large part of our network. Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure during Chapter 11. If we cannot do so, then our business, financial condition and operating results would be adversely affected.

Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.

Pricing decisions are significantly affected by competition from other airlines. Fare discounting by competitors historically has had a negative effect on our financial results because we must generally match competitors’ fares, since failing to match would result in even less revenue. We have faced increased competition from carriers with simplified fare structures. Any fare reduction or fare simplification initiative may not be offset by increases in customer traffic, reduction in cost or changes in the mix of traffic that would improve yields. Moreover, decisions by our competitors that increase or reduce overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, can have a material impact on related fare levels.

There have been numerous mergers and acquisitions within the airline industry and numerous changes in industry alliances. Southwest Airlines acquired AirTran in May 2011, and the recent mergers of United with Continental and Delta with Northwest have resulted in the formation of larger competitors than ourselves with more extensive networks than ours. We are seeking to address these competitive challenges with our market and alliance strategies; however there can be no assurances as to the level of success of these strategies.

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

We recently implemented a joint business agreement and related marketing arrangements with British Airways and Iberia, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, American recently implemented an antitrust-immunized joint business agreement with the Japan Airlines Group, and our JBA with Qantas recently received government approval. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

We compete with reorganized carriers, which results in competitive disadvantages for us.

We must compete with air carriers that have reorganized under the protection of Chapter 11 of the Bankruptcy Code in recent years, including United, Delta and US Airways. It is possible that other significant competitors may seek to reorganize, or reorganize again, in or out of Chapter 11.

Successful reorganizations by other carriers present us with competitors with significantly lower operating costs and stronger financial positions derived from renegotiated labor, supply, and financing contracts. If we are not able to obtain a competitive cost structure through the use of Chapter 11 it would have a material adverse impact on us.

Fares are at low levels and our reduced pricing power adversely affects our ability to achieve adequate pricing.

Our customer yield (on an inflation-adjusted basis) remains low and reflects a decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers; pricing transparency resulting from the use of the internet; greater competition from low-cost carriers and from carriers that have reorganized in recent years under the protection of Chapter 11; other carriers being better hedged against rising fuel costs and able to better absorb high jet fuel prices; and the economy. This pricing environment could persist indefinitely.

Our corporate or business strategy may change.

In light of the rapid changes in the airline industry, we evaluate our assets on an ongoing basis with a view to maximizing their value and determining which are core to our operations. We will evaluate our corporate and business strategies during the Chapter 11 process. Our corporate and business strategies are influenced by factors beyond our control, including changes in the competitive landscape we face and more recently the commencement of the Chapter 11 Cases, and are, therefore, subject to change.

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

On December 21, 2011, the FAA issued its final rule governing pilot rest periods and work hours for all carriers certificated under Part 121 of the Federal Aviation Regulations, including American and the AMR Eagle carriers. The rule, which is effective January 14, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. These regulations could have a material adverse impact on the Company and the industry upon implementation.

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

The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;
•	the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;
•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);
•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a “passenger bill of rights”);
•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction or reallocation of slot rights currently or previously held by us; and
•	the adoption of more restrictive locally imposed noise restrictions.

In addition, the U.S. air traffic control (ATC) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. Long-term funding for the FAA expired on September 30, 2007. Reauthorization of legislation that funds the FAA, which includes proposals regarding upgrades to the ATC system, is under consideration in Congress. It is uncertain when such legislation will become law. In the meantime, FAA funding continues under temporary periodic extensions. The current extension expires on February 17, 2012. To date there have been 23 short-term extensions.

Many aspects of our operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. The EU has adopted a directive under which each EU member state is required to extend the existing EU emissions trading scheme (ETS) to aviation. This will require us to annually submit emission allowances in order to operate flights to and from EU member states in January 2012 and thereafter, including flights between the U.S. and EU member states. In December 2009, the ATA, joined by American, Continental and United, filed a legal action in the United Kingdom (UK) challenging the implementation of the EU ETS as applied to aviation. The case was subsequently referred to the Court of Justice of the European Union, which in December 2011 upheld the validity of the EU ETS as applied to aviation. The case has been returned to the UK court for final disposition. We believe that non-EU governments are continuing to consider formal challenges to the EU ETS as applied to aviation. However, unless interim relief is granted, we will be required to continue to comply with the EU ETS during the pendency of any such challenges. Although the cost of compliance with the EU ETS is difficult to predict given the uncertainty of a number of variables, such as the number and price of emission allowances we may be required to purchase, such costs could be significant.

Other legislative or regulatory actions addressing climate change and emissions from aviation that may be taken in the future by the U.S., state or foreign governments or through international treaties may adversely affect our business and financial results. The United Nations’ International Civil Aviation Organization (ICAO), for example, has adopted a resolution identifying certain fuel efficiency goals and emission trading system principles for international aviation, which may provide a basis for such future legislative or regulatory action. Climate change legislation was previously introduced in Congress; such legislation could be re-introduced in the future by Congress and state legislatures, and could contain provisions affecting the aviation industry. In addition, the U.S. Environmental Protection Agency could seek to regulate greenhouse gas emissions from aircraft. It is currently unknown how climate change legislation or regulation, if enacted, would specifically apply to the aviation industry. However, the impact on us of any climate change legislation or regulation is likely to be adverse and related costs of compliance could be significant. Such legislation or regulation could result in, among other things, increased fuel costs, carbon taxes or fees, the imposition of requirements to purchase emission offsets or credits, increased aircraft and equipment costs, and restrictions on the growth of airline operations. We continue to evaluate ongoing climate change developments at the international, federal and state levels and assess the potential associated impacts on our business and operations.

We could be adversely affected by conflicts overseas or terrorist attacks.

Actual or threatened U.S. military involvement in overseas operations has, on occasion, had an adverse impact on our business, financial position (including access to capital markets) and results of operations, and on the airline industry in general. The continuing conflict in Afghanistan, or other conflicts or events in the Middle East or elsewhere, may result in similar adverse impacts.

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

Our current international activities and prospects could be adversely affected by our Chapter 11 proceedings, as well as factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots.

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

Wages, salaries and benefits constitute a significant percentage of our total operating expenses. In 2011, they constituted approximately 28 percent of our total operating expenses. All of the major hub-and-spoke carriers with which American competes have achieved significant labor cost savings through or outside of Chapter 11 proceedings. We believe American’s labor costs are higher than those of its primary competitors. These higher labor costs adversely affect our ability to achieve and sustain profitability, since we are competing with other airlines with lower labor costs. We are working to address these costs through the Chapter 11 process, but it cannot be predicted how long this labor cost disadvantage will exist. Our ability to compete effectively depends in part on our ability to achieve a competitive labor cost structure during the Chapter 11 proceedings. A failure to successfully reduce our labor costs during the Chapter 11 proceedings could severely hamper our ability to emerge from Chapter 11 and our ability to operate successfully post-emergence, and could result in our inability to reorganize at all.

We could be adversely affected if we are unable to have satisfactory relations with any unionized or other labor work group.

Our business is labor intensive. To the extent that we are unable to have satisfactory relations with any labor work group (unionized or independent), our operations and our ability to execute our strategic plans could be adversely affected. In addition, any disruption by a labor work group (e.g., sick-out, slowdown, full or partial strike, or other job action) may materially adversely affect our operations and impair our financial performance.

The majority of our people are represented by labor unions and covered by collective bargaining agreements. Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements among the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed under the RLA and as agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new people to replace any striking workers.

In accordance with the requirements of Section 1113 of the Bankruptcy Code, American has begun the process of negotiating with each of its unionized groups for changes to their respective collective bargaining agreements based on proposals which provide the necessary modifications to permit us to reorganize successfully, as contemplated by our business plan. If American cannot reach agreement with the representatives of the people covered by a particular collective bargaining agreement, Section 1113 permits American to reject the collective bargaining agreement in accordance with the provisions of that section. The Bankruptcy Court has the authority to approve American’s request for rejection of a collective bargaining agreement if the court determines that all of the requirements of Section 1113 have been met and the balance of the equities clearly favors rejection of the agreement.

Higher than normal number of pilot retirements could adversely affect our operations and financial results.

We experienced a higher than normal number of pilot retirements in the fall of 2011. We have reduced capacity and taken other steps in an effort to reduce the impact of these retirements. If pilot retirements were to exceed normal levels in the future, it may adversely affect our operations and financial results.

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

We are dependent on the experience and industry knowledge of our key management people, and there can be no assurance that we will be able to retain them. Inability to retain our key management people, or attract and retain additional qualified management people, could have a negative impact on us.

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

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights and various U.S. fees and taxes also are assessed on international flights. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Under new Department of Transportation regulations that take effect on January 24, 2012, all government taxes and fees must be included in the fares we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2011.

ITEM 2.	PROPERTIES

Flight Equipment – Operating

Owned and leased aircraft operated by the Company at December 31, 2011 included:

	000000	000000	000000	000000	000000	000000
Equipment Type	Average Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age (Years)

American Airlines Aircraft
Boeing 737-800	157	88	-	79	167	6
Boeing 757-200	188	81	9	31	121	17
Boeing 767-200 Extended Range	168	4	10	1	15	25
Boeing 767-300 Extended Range	225	45	2	11	58	18
Boeing 777-200 Extended Range	247	44	3	-	47	11
McDonnell Douglas MD-80	140	83	36	81	200	20

Total		345	60	203	608	15

AMR Eagle Aircraft
Bombardier CRJ-700	63/65	47	-	-	47	5
Embraer RJ-135	37	39	-	-	39	12
Embraer RJ-140	44	59	-	-	59	10
Embraer RJ-145	50	118	-	-	118	10
Super ATR	64/66	-	-	36	36	18

Total		263	-	36	299	11

Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.

Of the operating aircraft listed above, 18 owned Embraer RJ-135 were in temporary storage as of December 31, 2011.

Flight Equipment – Non-Operating

Owned and leased aircraft not operated by the Company at December 31, 2011 included:

	000000	000000	000000	000000	000000
Equipment Type		Owned	Capital Leased	Operating Leased	Total

American Airlines Aircraft
Airbus A300-600R		1	-	-	1
Fokker 100		-	-	4	4
Boeing 737-800		1	-	-	1
Boeing 757-200		3			3
McDonnell Douglas MD-80		33	12	11	56

Total		38	12	15	65

AMR Eagle Aircraft
Saab 340B		41	-	-	41
Super ATR		-	-	3	3

Total		41	-	3	44

For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 2 and 6 to the consolidated financial statements.

Flight Equipment – Leased

Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2011 are:

	000000	000000	000000	000000	000000	000000
Equipment Type	2012	2013	2014	2015	2016	2017 and Thereafter

American Airlines Aircraft
Boeing 737-800	-	8	1	-	-	70
Boeing 757-200	-	-	10	25	5	-
Boeing 767-200 Extended Range	-	9	2	-	-	-
Boeing 767-300 Extended Range	-	3	-	1	6	3
Boeing 777-200 Extended Range	-	-	-	-	-	3
McDonnell Douglas MD-80	9	19	15	14	10	50

	9	39	28	40	21	126

AMR Eagle Aircraft
Super ATR	-	10	12	14	-	-

	-	10	12	14	-	-

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

All aircraft, including those operated by AMR Eagle, are owned or leased by American as of December 31, 2011. See Note 17 to the consolidated financial statements further information on the transfer of aircraft from AMR Eagle to American during 2011.

In accordance with Section 1110 of the Bankruptcy Code, the Company is currently negotiating with creditors and lessors to restructure certain of its existing financings to reduce its debt burden and optimize its fleet. As of December 31, 2011, the Company had rejected 24 aircraft leases relating to 20 MD-80 aircraft and four Fokker 100 aircraft. In addition, since December 31, 2011, the Company has rejected an additional 9 aircraft leases and mortgages relating to one MD-80 aircraft, seven Boeing 757-200 aircraft, and one Airbus A300-600R aircraft. In addition, the Company filed a motion with the Bankruptcy Court to modify the leases of the Super ATR aircraft. As of February 15, 2012, 21 of the aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 18 aircraft will be returned to the lessor during 2012 and 2013. In January 2012, American entered into agreements under Section 1110(a) of the Bankruptcy Code to retain 350 aircraft, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft on the terms provided in the related financing documents.

Ground Properties

The Company leases or has built as leasehold improvements on leased property, including most of its airport and terminal facilities in the U.S. and overseas, its training facilities in Fort Worth, Texas, its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma) and Alliance Airport (Fort Worth, Texas), its regional reservation offices, and local ticket and administration offices throughout the system. The Company announced on February 1, 2012 that it will seek to close its operations at Alliance Airport in connection with its restructuring efforts. The Company owns its headquarters building in Fort Worth, Texas. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O’Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for the cost of constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company. The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 2 and 6 to the consolidated financial statements.

In accordance with the Bankruptcy Code, as of December 31, 2011, the Company had rejected two ground leases of an immaterial amount.

ITEM 3.	LEGAL PROCEEDINGS

As previously discussed, on November 29, 2011 the debtors filed voluntary petitions for relief under the Bankruptcy Code. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filings, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including, except in such cases where the Bankruptcy Court has entered an order modifying or lifting the automatic stay, the litigation described below. Notwithstanding the general application of the automatic stay described above, governmental authorities, both domestic and foreign, may determine to continue actions brought under their regulatory powers. Therefore, the automatic stay may have no effect on certain matters described below.

On February 14, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received a request for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company’s activities in Switzerland. On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company’s cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. The Company intends to cooperate fully with all pending investigations. In the event that any investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company. Forty-five purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. To facilitate a settlement on a class basis, the company agreed to be named in a separate class action complaint, which was filed on July 26, 2010. The settlement of that complaint, in which the company does not admit and denies liability, was approved by the court and final judgment was entered on April 6, 2011. Approximately 40 members of the class have elected to opt out, thereby preserving their rights to sue the Company separately. Any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company. The dismissal is without prejudice and the Company could be brought back into the litigation at a future date. If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

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

On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre’s actions of introducing bias against the display of American’s services in its global distribution system (GDS) and substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services. On January 23, 2011, the Company and Sabre entered into a Stand-Down Agreement, pursuant to which American agreed to suspend the litigation against Sabre, and Sabre agreed not to reintroduce biasing against American’s services in its GDS and to return to the pricing in effect on January 4, 2011. The parties further agreed to enter into good faith negotiations. The Stand-Down Agreement expired on June 1, 2011. On July 8, 2011, the Company filed new breach of contract and Texas antitrust claims in this action. On June 8, 2011 and October 7, 2011, Sabre filed counterclaims against the Company alleging that American has breached its agreement and that American violated antitrust laws. On August 29, 2011, the Company entered into an agreement with Sabre that will allow American to continue to participate in the Sabre GDS until American’s antitrust claims in the Texas state court are resolved. Trial in that case is now set to begin August 6, 2012. The Company intends to vigorously pursue its claims, but there can be no assurance of the outcome, and if the Court does not further enjoin Sabre from introducing bias against American’s services or allowing Sabre to remove American services from its system, actions taken by Sabre could have a material adverse effect on the Company.

On April 12, 2011, the Company filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. On June 1, 2011, Sabre filed a request to intervene in this action and stated that it intended to file its own claims against American alleging that American violated the antitrust laws by withholding certain content from the Sabre GDS. On June 1, 2011, the Company amended its lawsuit to add Sabre as a defendant. On October 20, 2011, American sought leave to file new antitrust claims against the defendants based on facts learned through discovery. The lawsuit, as amended, alleges, among other things, that the defendants (1) engaged in anticompetitive practices to preserve their monopoly power over American’s ability to distribute its products through their subscribers; (2) conspired with each other, as well as other third parties, to preserve existing the GDS business model; (3) undertook actions against American, such as biasing and increasing prices, to punish American for supporting a competitive alternative, and (4) organized, supported, and monitored a boycott of American services among travel agencies. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and has allowed the defendants to continue to charge American supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. On December 22, 2011, Travelport brought counterclaims against American alleging that American’s direct connect efforts violate the antitrust laws by preserving American’s monopoly power on certain city pairs. In addition, all defendants filed motions requesting that the court dismiss American’s claims. On November 21, 2011, the court granted those motions as to certain claims, but denied them as to others. The court further granted American’s request to amend its lawsuit by filing additional claims based on the evidence it had uncovered in discovery. American has filed a motion for reconsideration of those portions of the court’s November 21 order dismissing certain of American’s claims, and the defendants have each filed new motions to dismiss certain claims asserted in American’s amended complaint.

American intends to vigorously pursue these claims, which are not stayed by our Chapter 11 filing, but there can be no assurance of the outcome, and if the Court does not enjoin Sabre or other defendants from taking actions against American, including removing American’s services from their systems, actions taken by the defendants could have a material adverse impact on the Company. Furthermore, the Bankruptcy Court granted motions filed by Sabre and Travelport to lift the automatic stay with respect to their counterclaims; American did not oppose these motions.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2011, the Company’s common stock was traded on the NYSE (under the symbol “AMR”). Trading in the Company’s common stock and certain debt securities on the NYSE was suspended on January 5, 2012, and the Company’s common stock and such debt securities were delisted by the Securities and Exchange Commission from the NYSE on January 30, 2012. On January 5, 2012, the Company’s common stock began trading under the symbol “AAMRQ” on the OTCQB marketplace, operated by OTC Markets Group (www.otcmarkets.com).

The approximate number of record holders of the Company’s common stock at February 7, 2012 was 14,166.

The range of closing market prices for AMR’s common stock on the New York Stock Exchange was:

	2011		2010
	High	Low	High	Low
Quarter Ended
March 31	$8.85	$6.14	$10.16	$6.92
June 30	6.73	5.40	9.10	6.53
September 30	5.52	2.96	7.44	5.99
December 31	2.96	0.26	8.87	5.96

No cash dividends on common stock were declared for any period during 2011 or 2010, and the Company has no intention of paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(in millions, except per share amounts)

	2011 [1]	2010 [1]	2009 [1,5]	2008 [1,4]	2007 [2]
Total operating revenues	$23,979	$22,170	$19,917	$23,766	$22,935
Operating income (loss)	(1,054)	308	(1,004)	(1,889)	965
Reorganization items	(118)	-	-	-	-
Net income (loss)	(1,979)	(471)	(1,468)	(2,118)	456
Net income (loss) per share:
Basic	(5.91)	(1.41)	(4.99)	(8.16)	1.86
Diluted	(5.91)	(1.41)	(4.99)	(8.16)	1.71

Total assets	23,848	25,088	25,438	25,175	28,571
Long-term debt, less current maturities	6,702	8,756	9,984	8,423	9,387
Obligations under capital leases, less current obligations	-	497	599	582	680
Obligation for pension and postretirement benefits	9,204	7,877	7,397	6,614	3,620
Liabilities subject to compromise	4,843	-	-	-	-

Stockholders’ equity (deficit) [3]	(7,111)	(3,945)	(3,489)	(2,935)	2,704

1

Includes restructuring charges and special items. In 2011, restructuring charges and special items consisted of $799 million, including $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale/leaseback transactions, and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flier liability. In 2010, special items consisted of $81 million and include the impairment of certain route authorities in Latin America and losses on Venezuelan currency remeasurement. In 2009, restructuring charges of $171 million primarily consisted of the grounding of the Airbus A300 fleet and the impairment of Embraer RJ-135 aircraft. Special items in 2009 consisted of $184 million and include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions. In 2008, restructuring charges consisted of $1.2 billion primarily related to aircraft and employee charges due to announced capacity reductions (for further discussion of these items, see Note 3 to the consolidated financial statements).

2	Includes the impact of the $138 million gain on the sale of ARINC .
3

As a result of actuarial changes, including the discount rate and the impact of legislation changing pilot retirement age to 65, the Company recorded a $1.7 billion reduction in pension and retiree medical and other benefits and a corresponding increase in stockholders’ equity in 2007. As a result of a significant decline in 2008 in the market value of the Company’s benefit plan assets, the Company recorded a $3.0 billion increase in pension and retiree medical and other benefits and a similar decrease in stockholders’ equity in 2008. In 2008, the Company incurred $103 million in expense due to a pension settlement. As a result of actuarial changes in the discount rate, the Company recorded a $1.3 billion increase in pension and retiree medical and other benefits obligations and a corresponding increase in stockholders’ equity in 2011.

4	Includes the impact of the $432 million gain on the sale of American Beacon Advisors.
5	Includes the impact of a $248 million tax benefit related to the allocation of tax expense to other comprehensive income items recognized in 2009.

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

Chapter 11 Proceedings

Overview

As previously discussed, on November 29, 2011, AMR and certain of its direct and indirect domestic subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 Cases are being jointly administered under the caption “in re AMR Corporation, et al, Case No. 11-15463-SHL.”

The Company and the other Debtors are operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted additional relief, covering among other things, obligations to (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors for improvement projects, (v) foreign vendors, (vi) other airlines pursuant to certain interline agreements, and (vii) certain vendors deemed critical to the Debtors’ operations.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements.

The Company’s Chapter 11 Cases followed an extended effort by the Company to restructure its business to strengthen its competitive and financial position. However, the Company’s substantial cost disadvantage compared to its larger competitors, most of which have reorganized under the protection of Chapter 11 of the Bankruptcy Code, became increasingly untenable given the accelerating impact of global economic uncertainty and resulting revenue instability, volatile and rising fuel prices, and intensifying competitive challenges.

No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtors’ reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. In addition, trading in the Company’s common stock and certain debt securities on the NYSE was suspended on January 5, 2012, and the Company’s common stock and such debt securities were delisted by the Securities and Exchange Commission from the NYSE on January 30, 2012. On January 5, 2012, the Company’s common stock began trading under the symbol “AAMRQ” on the OTCQB marketplace, operated by OTC Markets Group (www.otcmarkets.com).

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtors have begun the process of seeking to notify all known current or potential creditors that the Chapter 11 Cases had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee for the Southern District of New York, a unit of the Department of Justice, appointed the Creditors’ Committee for the Chapter 11 Cases. The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case. The statutory creditors’ committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve. A statutory creditors’ committee represents the interests of all unsecured creditors in a bankruptcy case.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Under the Bankruptcy Code, the Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on March 27, 2012 (subject to further extension by the Bankruptcy Court but not to exceed 210 days from the Petition Date). In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

Any description of an executory contract or unexpired lease elsewhere in this report or reflected in the Notes to the financial statements included herewith, including where applicable the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors or counterparties have under Section 365 of the Bankruptcy Code.

The Debtors expect that liabilities subject to compromise and resolution in the Chapter 11 Cases will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” in Note 1 to the consolidated financial statements).

Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code, beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Property that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code). Taking such action does not preclude the Debtors from later rejecting the applicable lease or abandoning the Aircraft Property subject to the related security agreement.

The Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement or cure as described above or such an extension, the financing party may take possession of the Aircraft Property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

The 60-day period under Section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Properties and are continuing to negotiate terms with respect to many of their other Aircraft Property financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Property financing parties, those parties may seek to repossess the subject Aircraft Property. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of December 31, 2011, the Company had rejected 24 aircraft leases relating to 20 MD-80 aircraft and four Fokker 100 aircraft. In addition, since December 31, 2011, the Company has rejected an additional 9 aircraft leases and mortgages relating to one MD-80 aircraft, seven Boeing 757-200 aircraft, and one Airbus A300-600R aircraft. In addition, the Company filed a motion with the Bankruptcy Court to modify the leases of the Super ATR aircraft. As of February 15, 2012, 21 of the aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 18 aircraft will be returned to the lessor during 2012 and 2013. In January 2012, American entered into agreements under Section 1110(a) of the Bankruptcy Code to retain 350 aircraft, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft on the terms provided in the related financing documents.

Magnitude of Potential Claims The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.

Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval to reject the CBAs. The 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. If consensual agreements are not reached, the debtor may file a motion with the Bankruptcy Court requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Court finds the debtor’s proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause. American commenced the Section 1113(c) process with its unions on February 1, 2012. AMR Eagle intends to commence the Section 1113(c) process with its unions soon.

Plan of reorganization. The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptances of the plan. The Debtors exclusivity period may be extended by the Court, with good cause, for up to 18 months from the Petition Date. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

The availability and utilization of net operating losses (and utilization of AMT credits) post-emergence is uncertain at this time and will be highly influenced by the composition of restructuring plan alternatives that may be considered and ultimately pursued. On January 27, 2012, the Bankruptcy Court issued a Final Order Establishing Notification Procedures for Substantial Claimholders and Equityholders and Approving Restrictions on Certain Transfers of Interests in the Debtors’ Estates (Docket No. 890], which restricts trading in the Company’s common stock and claims.

Liabilities Subject to Compromise. The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations. Claims related to reorganization items are reflected in liabilities subject to compromise on the Consolidated Balance Sheet as of December 31, 2011. For additional information, see Note 1 to the consolidated financial statements.

Further Information For further information regarding the Chapter 11 Cases, see Note 1 to the consolidated financial statements. Additional information about the Company’s Chapter 11 filing is also available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com.

Business Plan

On February 1, 2012, we announced the principal terms of a new business plan that is designed to transform the Company and restore it to industry leadership, profitability and growth. The chief components of this business plan include targets of an annual $2 billion in cost savings and $1 billion in revenue enhancement. Management expects that the additional cash flow generated from these improvements will enable us to renew American’s fleet and to invest several hundred million dollars per year in ongoing improvements in products and services to deliver a world-class travel experience for our customers. The improved cash flow is also expected to enable us to become financially stronger in the years after we emerge from the restructuring process.

We expect that implementing the business plan will require collaboration with the Creditors Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. As noted above under “Chapter 11 Proceedings - Overview”, we will be required to seek Bankruptcy Court approval in order to implement any action that we take in connection with the business plan that is out of the ordinary course of business. We intend to utilize the Chapter 11 restructuring process to realize additional savings over the next six years by restructuring debt, leases and certain other agreements, grounding older planes, improving supplier contract terms and undertaking other initiatives.

The business plan has been designed to build on initiatives already in place that reduced costs over the past several years, including major changes in American’s route structure, network, capacity and fleet. Our business plan contemplates significant reductions in both non-labor and labor costs, including reducing headcount by approximately 13,000, outsourcing a portion of American’s aircraft maintenance work (including seeking the closure of our Fort Worth Alliance Airport maintenance base) and certain airport fleet service clerk work, terminating American’s defined benefits pension plans, and discontinuing our subsidized retiree medical coverage for current employees. Many of our competitors took similar actions when they went through the bankruptcy process. We hope to implement these cost reductions and other changes consensually; however, there can be no assurance that we will be able to do so. In certain circumstances described under “Chapter 11 Proceedings – Overview” above, we may be able, by complying with various provisions of the Bankruptcy Code and with Bankruptcy Court approval, to reject executory contracts and unexpired leases, collective bargaining agreements and financing agreements with respect to American’s Aircraft Property.

Our business plan also targets approximately $1 billion in annual revenue enhancements by 2017 by renewing and optimizing American’s fleet, building network scale and alliances, and modernizing American’s brand, products and services. With the aircraft commitments discussed in Note 5 to the consolidated financial statements, we anticipate that American’s mainline jet fleet will be the youngest in North America by 2017. This new fleet would provide more profitable flying due to markedly improved fuel and maintenance costs and enhanced versatility to better match aircraft size to the markets American serves. We intend to build network scale and alliances by increasing departures across American’s five key markets – Dallas/Fort Worth, Chicago, Miami, Los Angeles and New York – by approximately 20% over the next five years and by increasing international flying. Finally, we plan to invest several hundred million dollars annually to enhance the customer experience and attract high-value customers.

Additionally, to ensure that employee performance is rewarded and aligned with successful operations after we emerge from the Chapter 11 process, we envision putting into place a profit sharing plan which, beginning with the first dollar of pre-tax income, would pay awards totaling 15% of all pre-tax income.

Our business plan, as noted above, will require collaboration with the Creditors Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. We cannot at this point predict whether discussions with these groups will be successful or whether the Creditors Committee or others will support our positions regarding the elements of the business plan. Further, there can be no assurance that we will be able to implement the business plan successfully and return the Company to profitability.

Other Recent Events

Aircraft Agreements

American entered into agreements in July 2011 with Airbus and Boeing under which it plans to acquire 460 narrowbody aircraft from the Boeing 737 and Airbus A320 families during the period 2013-2022. The Bankruptcy Court has not approved American’s assumption of the Boeing and Airbus contracts, but has approved certain procedures to allow American to continue taking delivery of Boeing 737 and Boeing 777 aircraft for the remainder of 2012, subject to objection by the Creditors’ Committee, and subject to certain limitations. If assumed, these agreements will allow American to replace and transform its narrowbody fleet over five years and solidify its fleet plan into the next decade. These new aircraft will allow American to reduce its operating and fuel costs and deliver state-of-the-art amenities to customers, while maximizing financial flexibility for American. American also has purchase rights and options through 2025 for an additional 465 aircraft from these families. If assumption of these agreements is requested by the Company and approved by the Bankruptcy Court, starting in 2017, American expects to become the first network U.S. airline to begin taking delivery of “next generation” Airbus and Boeing narrowbody aircraft that will further accelerate fuel-efficiency gains. These new deliveries would pave the way for American to have the youngest and most fuel-efficient fleet among its U.S. airline peers in approximately five years.

If assumption of these agreements is requested by the Company and approved by the Bankruptcy Court, these firm aircraft commitments would be scheduled for delivery as follows: 2013 – 40 aircraft, 2014 – 55 aircraft, 2015 – 50 aircraft, 2016 – 45 aircraft, 2017 – 50 aircraft, 2018 and beyond – 120 aircraft. The manufacturers have committed financing to American of $13 billion through lease transactions, which covers the first 100 Boeing deliveries and first 130 Airbus deliveries.

Further, in July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance 35 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2014, subject to certain terms and conditions. During 2011, American financed 13 Boeing 737-800 aircraft under this and other arrangements, which are accounted for as operating leases.

The Company cannot predict the impact, if any, that the Chapter 11 Cases might have on these agreements.

In connection with these Boeing and Airbus aircraft agreements and the Company’s anticipated acceleration of its fleet renewal and replacement plan, the Company evaluated the useful lives of certain fleets including McDonnell Douglas MD-80, Boeing 757 and Boeing 767 aircraft. Upon finalization of the fleet plan in the fourth quarter of 2011 (prior to the filing of the Chapter 11 Cases), the Company concluded that a triggering event had occurred, requiring that certain assets be tested for impairment. As a result of this test, the Company concluded the carrying value of Boeing 757 aircraft used in its domestic markets was no longer recoverable. Consequently, the 2011 results include an impairment charge of $713 million to write these and certain related long-lived assets down to their estimated fair values. The impairment charge is non-cash.

AMR Eagle Divestiture

On August 11, 2011, AMR Eagle filed a Form 10 registration statement (subsequently amended on September 26, 2011 and October 6, 2011) with the Securities and Exchange Commission in connection with a potential spin-off of AMR Eagle.

As contemplated by the Form 10, on August 31, 2011, American entered into a Master Purchase Agreement (the Purchase Agreement) with Eagle and Executive under which Eagle sold to American 47 CRJ-700 Jet Aircraft and 216 Embraer 135, 140 and 145 Jet Aircraft, including the engines installed on each such aircraft and other related assets (each, a Jet Aircraft). In addition, American purchased from Eagle and Executive certain specified fixed assets, generally consisting of equipment and leasehold improvements owned by Eagle or Executive and used in connection with the regional flight operations conducted by Eagle and Executive on American’s behalf and the ground handling operations of Eagle and Executive (collectively, the Other Assets).

Each Jet Aircraft was purchased by American on the date of delivery of such aircraft to American, and the Other Assets was purchased by American ten days after delivery of the last Jet Aircraft to American, or November 27, 2011. Delivery of the Jet Aircraft began on August 31, 2011, and the last Jet Aircraft was delivered on November 17, 2011. Following the delivery of each Jet Aircraft, American has leased the Jet Aircraft to Eagle, and Eagle continues to provide certain regional flight operations to American.

American has taken each Jet Aircraft subject to, and Eagle has been released from, all outstanding indebtedness relating to such Jet Aircraft. The indebtedness related to the Jet Aircraft consists of individual notes for each Jet Aircraft. The notes are secured by the related Jet Aircraft and certain other assets, have either fixed or floating interest rates and mature over various periods through 2023. As of December 31, 2011, the fixed rate notes had effective interest rates ranging from 4.25% to 7.50% and the floating rate notes had effective interest rates ranging from 2.247% to 3.261%. The notes include customary terms and conditions, including customary events of default and certain cross-default provisions.

As of the end of 2011, the net book value of such transferred Jet Aircraft was $2.3 billion, and the aggregate outstanding indebtedness (net of discount) associated with such transferred Jet Aircraft was $2.1 billion, including liabilities classified as not subject to compromise and liabilities classified as subject to compromise.

As a result of the Chapter 11 Cases, AMR’s planned divestiture of AMR Eagle has been placed on hold, pending the outcome of the restructuring.

Alliance and Joint Business Agreements

American continued to grow its global network throughout 2011, adding more than 30 new destinations through relationships with airlines around the globe, including JAL and Qantas. In 2010, American and JAL entered into a JBA to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. The carriers also received antitrust immunity (ATI) approval on these routes from the DOT and the Ministry of Land, Infrastructure, Transport, and Tourism of Japan and began implementing the JBA on April 1, 2011. The JBA provides for expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. American and JAL entered into a Revenue Sharing Agreement, effective April 1,

2011, as envisaged by the JBA. Under this agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of December 31, 2011, based on an expected probability model, American had recorded a guarantee liability that is not material. On November 10, 2011, American received formal government approval of its joint business with Qantas, which will allow the carriers to coordinate services between the United States, Australia and New Zealand.

GDS Discussion

Over the past several years, American has been developing a direct connection technology, designed to distribute its fare content and bookings capability directly to travel agents in order to achieve greater efficiencies, cost savings, and technological advances in the distribution of our services. Historically, approximately 60% of American’s bookings are booked through travel agencies, which typically use one or more global distribution systems, or “GDSs”, to view fare content from American and other industry participants. American is currently in litigation with two of the GDSs, Sabre and Travelport, and with Orbitz, a large online travel agency that is affiliated with Travelport. In that litigation, American alleges, among other things, that the one or more of the defendants (1) engaged in anticompetitive business practices to preserve GDS monopoly power in the distribution of airlines services through travel agencies; (2) conspired with each other to preserve the existing GDS business model; (3) engaged in numerous actions intended to punish American for supporting a competitive alternative to the GDSs, including biasing displays against American’s services and imposed large price increases, (4) organized, supported, and monitored a boycott of American services among travel agencies; and (5) interfered with American’s contractual relationships, including an obligation owed by Orbitz to cooperatively work with American to receive American’s content through a direct connect.

On November 1, 2010, after Orbitz refused to receive American’s content through American’s newest version of direct connect, American notified Orbitz that it intended to terminate its contracts and agency relationship. On November 5, 2010, Travelport, the GDS used by Orbitz, filed a lawsuit against American seeking a ruling that a notice of termination delivered by American to Orbitz breached American’s content distribution agreement with Travelport, and Travelport subsequently obtained a preliminary injunction which precluded American from terminating its relationship with Orbitz prior to September 1, 2011. On December 3, 2010, Travelport doubled the booking fees it charges American for some international point-of-sale bookings through Travelport, and made it more difficult for travel agents to find American’s fares on the Travelport system display. We believe these actions violate our agreement with Travelport. In response, American filed counterclaims against Travelport for breach of contract, and announced that it would charge travel agencies for bookings through Travelport in an effort to offset the booking fee increase. That surcharge was never implemented. American and Travelport subsequently entered into a short term extension of its agreement, which also provides that neither American nor Orbitz will terminate their agency relationship during the term of this short term extension. There can be no assurance that we will ultimately prevail in the lawsuit filed by Travelport or on our counterclaims, or that American, Travelport, and Orbitz will enter into acceptable long term agreements The litigation initiated by Travelport in response to American’s decision to terminate Orbitz is currently stayed as a result of the Chapter 11 filing. We will vigorously pursue our counterclaims and rights in the litigation.

On January 1, 2011, Expedia discontinued selling American tickets on its website. Prior to that date, approximately 5.4% of American’s passenger revenue, on an annualized basis, was booked through Expedia. On April 4, 2011, American and Expedia entered into a new agreement which returned American’s fares to Expedia’s web site, and Expedia agreed to transition its American bookings from to American’s direct connect via integration services provided by a GDS.

In late 2010, and in direct response to the perceived threat of American’s direct connect, Sabre began biasing its display against American. On January 5, 2011, Sabre instituted pervasive and massive bias against American throughout it system, making it substantially more difficult for travel agents to find American’s fares on the Sabre system display. Sabre also doubled the fees it charges American for bookings through its GDS, and purported to terminate its agreement with American, effective July 2011. Sabre alleges that our contract allowed it to take these actions in response to statements that American made in the press concerning our direct connection technology. Sabre is the largest non-direct source of American’s bookings. In 2010, over $7 billion of American’s passenger revenues were generated from bookings made through the Sabre GDS. In response to Sabre’s actions, on January 10, 2011, American filed a lawsuit against Sabre in Texas state court on several grounds. The court temporarily enjoined Sabre from “biasing” or making it more difficult to find American’s fares on the Sabre GDS, and set a preliminary injunction hearing for February 14, 2011. On January 23, 2011,

American and Sabre entered into a Stand Down Agreement that suspended the litigation until June 1, 2011 and vacated the February 14 hearing date. During this period, Sabre agreed (1) not to take any actions to bias the display of American’s services; (2) to return to the pricing in effect on January 4, 2011; and (3) withdraw its notice of termination of certain parts of the agreement. Following the expiration of this Stand Down agreement, American filed new antitrust claims in both federal and Texas state courts, and Sabre has filed breach of contract and antitrust claims against American. On August 29, 2011, Sabre and American entered into an agreement that extended their agreement, subject to certain pricing and other adjustments, during the period in which American’s Texas state court claims are pending. That case is currently set to go to trial on August 6, 2012.

While we believe that some of the bookings through Orbitz, Travelport, and Sabre have transitioned or will transition to other distribution channels, such as other travel agencies, metasearch sites and American’s AA.com web site, it is not possible at this time to estimate what the ultimate impact would be to our business if we are unsuccessful in resolving one or more of these matters. If as a result of these matters it becomes more difficult for our customers to find and book flights on American, we could be put at a competitive disadvantage against our competitors and this may result in lower bookings. If we are unable to sell American inventory through any or all of these channels, our level of bookings, business and results of operations could be materially adversely affected. We also believe the actions taken by Travelport and Sabre described above are not permitted by the applicable contracts. We intend to vigorously pursue our claims and defenses in the lawsuits described above, but there can be no assurance of the outcome of any such lawsuit.

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

As a result of the Chapter 11 Cases, virtually all pre-petition pending litigation against the Company is stayed. However, the Company has entered into a stipulation with Sabre to permit the Sabre related litigation to proceed.

Financial Highlights

The Company recorded a consolidated net loss of $2.0 billion in 2011 compared to a net loss of $471 million in 2010. The Company’s consolidated net loss reflects significant year-over-year increases in fuel prices, partially offset by higher operating revenues. Consolidated passenger revenue increased by $1.6 billion to $20.7 billion in 2011 compared to the prior year. Cargo and other revenues increased by $225 million to $3.3 billion for 2011 compared to the prior year. Mainline passenger unit revenues increased 6.3 percent in 2011 due to a 6.2 percent increase in passenger yield year-over-year. This also reflects an increase in load factor of approximately 0.1 points compared to 2010.

The increase in total operating revenue was offset by significantly higher year-over-year fuel prices. Fuel prices increased significantly through the second quarter and remained high and extremely volatile through year-end. The Company paid an average of $3.01 per gallon in 2011 compared to an average of $2.32 per gallon in 2010, including the effects of hedging. As a result, fuel expense, taking into account the impact of fuel hedging, increased $1.9 billion year-over-year to $8.3 billion. Hedging gains reduced fuel expense by approximately $335 million.

In addition, the Company’s 2011 results were negatively impacted by the following items:

•	In the first quarter of 2011, the Company incurred approximately $31 million in non-recurring non-cash charges related to certain sale/leaseback transactions.
•

Also in the first quarter of 2011, several events transpired which adversely impacted system operations, including extreme weather events in January and February, a catastrophic earthquake and tsunami in Japan, and a fire at Miami International Airport that adversely affected American’s aircraft fueling capabilities at the airport. These events, combined with the effect of the Company’s efforts to improve distribution of the Company’s products (as described under the GDS discussion above), resulted in reduced revenue in the first quarter.

•

The Company’s second quarter revenue results reflected approximately $60 million in lower revenue due to the extreme weather events during the quarter in Dallas-Fort Worth and the continued impact of the earthquake that struck Japan in March 2011.

•

In the fourth quarter of 2011, the Debtors recognized $118 million in reorganization items related to expenses (including professional fees) and provisions for losses that are realized or incurred in the Chapter 11 Cases.

•

Also in the fourth quarter of 2011, restructuring charges and special items consisted of $768 million, including $725 million related to the impairment of certain aircraft and gates and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flier liability.

•

The Company reduced capacity by approximately 3% in the fourth quarter of 2011 due to the uncertain economic environment, high fuel costs, and higher than normal pilot retirements. As a result, the Company’s results were adversely impacted by approximately $55 million in the quarter.

The Company recorded a net loss of $471 million in 2010 compared to a net loss of $1.5 billion in 2009. The Company’s smaller net loss in 2010 reflected a strengthening of the revenue environment in a weak global economy which led to higher passenger revenues, partially offset by higher fuel prices. In addition to higher fuel expenses, the Company’s 2010 results were negatively impacted by $81 million in special items. The special items consisted of $53 million related to the Venezuelan currency remeasurement in January 2010 and a $28 million non-cash impairment of certain routes in Latin America.

The Company recorded a net loss of $1.5 billion in 2009 compared to a net loss of $2.1 billion in 2008. The Company’s 2009 loss was primarily attributable to a significant decrease in passenger revenue due to lower traffic and passenger yield. The 2009 results were also negatively impacted by a net amount of $107 million in special items, restructuring charges and a non-cash tax item. 2009 special items of $184 million included the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale leaseback transactions. Restructuring charges for 2009 were $171 million and related to announced capacity reductions, including the grounding of the Airbus A300 fleet and the impairment of certain Embraer RJ-135 aircraft. Also included in 2009 results is a $248 million non-cash tax benefit resulting from the allocation of the tax expense to other comprehensive income items recognized during 2009. The 2009 restructuring charges, the 2009 non-cash tax item and the 2010 and 2009 route impairments are described in Notes 3, 9 and 12, respectively, to the consolidated financial statements.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers, labor and others whom we may conduct or seek to conduct business. The Debtors cannot predict the impact, if any, that its Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 to the consolidated financial statements.

Cash, Short-Term Investments and Restricted Assets

At December 31, 2011, the Company had $4.0 billion in unrestricted cash and short-term investments and $738 million in restricted cash and short-term investments, both at fair value, versus $4.5 billion in unrestricted cash and short-term investments and $450 million in restricted cash and short-term investments at December 31, 2010.

The Company’s unrestricted short-term investment portfolio consists of a variety of what the Company believes are highly liquid, lower risk instruments including money market funds, government agency investments, repurchase agreements, short-term obligations, corporate obligations, bank notes, certificates of deposit and time deposits. AMR’s objectives for its investment portfolio are (1) the safety of principal, (2) liquidity maintenance, (3) yield maximization, and (4) the full investment of all available funds. The Company’s risk management policy further emphasizes superior credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining investments in its portfolio and enforces limits on the proportion of funds invested with one issuer, one industry, or one type of instrument. The Company regularly assesses the market risks of its portfolio, and believes that its established policies and business practices adequately limit those risks. As a result, the Company does not anticipate any material adverse impact from these risks.

Significant Indebtedness and Future Financing

Indebtedness is a significant risk to the Company as discussed more fully in the Risk Factors included under Item 1A.

The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtors. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtors’ estates.

On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates, Series 2011-1 (the 2011-1 Certificates). The equipment notes held by each pass through trust were issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes are fully and unconditionally guaranteed by AMR. All proceeds from the sale of the Series 2011-1 Certificates have been received by American.

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

Further, in July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance 35 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2014, subject to certain terms and conditions. During 2011, American financed 13 Boeing 737-800 aircraft under this and other arrangements, which are accounted for as operating leases.

The Company has financing commitments covering all of the aircraft scheduled to be delivered between 2011 and 2016, except 16 widebody aircraft that it intends to finance at a later time.

In 2012, including liabilities subject to compromise, the Company will be contractually required to make approximately $1.8 billion of principal payments on long-term debt and approximately $167 million in principal payments on capital leases, and the Company expects to spend approximately $1.6 billion on capital expenditures, including aircraft commitments.

As discussed above under “Item 7 – Chapter 11 Proceedings”, we intend to use the benefits afforded by the Bankruptcy Code to restructure the terms of much of our indebtedness. It is still early in our Chapter 11 Cases, and we cannot predict at this time the outcome of our efforts to restructure our indebtedness. It is possible that holders of our unsecured indebtedness may lose all of a substantial portion of their investment in our unsecured indebtedness upon the implementation of any plan of reorganization that is ultimately accepted by the requisite majority of creditors and approved by the Bankruptcy Court.

See Note 5 to the consolidated financial statements for a schedule of the Company’s aircraft commitments and payments.

Credit Ratings

AMR’s and American’s credit ratings are significantly below investment grade. The outcome of the Chapter 11 proceedings, which cannot be determined at this time, could further increase the Company’s borrowing or other costs and further restrict the availability of future financing.

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

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of AMR’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of December 31, 2011, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Cash Flow Activity

The Company’s cash flow from operating activities during the year ended December 31, 2011 generated $680 million, which is a decrease of $561 million from the same period in 2010 primarily due to increases in operating expenses related to fuel costs in 2011.

The Company made debt and capital lease payments of $2.5 billion in 2011 while capital expenditures during 2011 were $1.6 billion and primarily related to new aircraft acquisitions and aircraft modifications. Substantially all of the newly acquired aircraft were financed through previously arranged financing transactions.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty. As of December 31, 2011, the cash collateral held by AMR from such counterparties was $0.5 million as compared to $73 million at December 31, 2010. Cash held at December 31, 2011 from counterparties is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by AMR or the counterparties to such contracts, as the case may be, can vary significantly.

As a result of the Terrorist Attacks and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act, the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. In the second quarter of 2011, the Company received $576 million in insurance proceeds as partial settlement of claims related to the Terrorist Attacks. The Company used these funds to pay a portion of its share of the associated liability. Reflecting this settlement, the remaining liability, and the amount of the offsetting insurance receivable as of December 31, 2011, were each $1.1 billion.

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

Compensation On January 17, 2012, the Company approved the 2012 Annual Incentive Plan (AIP) for American. All U.S. based people of American are eligible to participate in the AIP. The AIP is American’s annual bonus plan and provides for the payment of awards in the event certain financial and/or customer service metrics are satisfied.

Working Capital AMR (principally American) historically operates with a working capital deficit. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses, employee pension obligations and debt maturities.

Off Balance Sheet Arrangements American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 70 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2011, future lease payments required under these leases totaled $794 million.

Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $1.5 billion of these bonds (with total future payments of approximately $3.0 billion as of December 31, 2011) are guaranteed by American, AMR, or both. Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or are considered prepaid facility rentals and would reduce future operating lease commitments.

In addition, the Company had other operating leases, primarily for aircraft and airport facilities, with total future lease payments of $6.8 billion as of December 31, 2011. Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.

In general, the Debtors have not determined whether to assume, assume and assign, or reject the bulk of their operating leases, as permitted by the Bankruptcy Code. Any such determination would be subject to approval by the Bankruptcy Court.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments as of December 31, 2011. The Debtors are in the process of evaluating their executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected in their Chapter 11 Cases. Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change. The table below does not include contracts that have been successfully rejected through the Chapter 11 Cases. The table also does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Year(s) Ended December 31, (in millions)
Contractual Obligations	Total	2012	2013 and 2014	2015 and 2016	2017 and Beyond

Operating lease payments for aircraft and facility obligations [1]	$10,613	$1,176	$2,033	$1,464	$5,940
Firm aircraft commitments [2]	10,760	1,161	1,980	519	7,100
Capacity purchase agreement [3]	65	60	5	-	-
Long-term debt, not including liabilities subject to compromise [4]	11,595	2,059	2,516	2,961	4,059
Long-term debt classified as liabilities subject to compromise [4]	3,418	406	1,174	516	1,322
Capital lease obligations, not including liabilities subject to compromise	-	-	-	-	-
Capital lease obligations classified as subject to compromise	1,118	167	278	196	477
Other purchase obligations [5]	1,134	210	262	237	425
Other long-term liabilities [6]	10,001	587	1,314	1,178	6,922

Total obligations and commitments[7]	$48,704	$5,826	$9,562	$7,071	$26,245

1.

Certain special facility revenue bonds issued by municipalities—which are supported by operating leases executed by American—are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table based on lease payment terms rather than their mandatory tender provision date. See Note 6 to the consolidated financial statements for additional information.

2.	Additional information about the Company’s obligations is included in Note 5 to the consolidated financial statements.
3.

The table reflects minimum required payments under the capacity purchase agreement between American and a regional airline, Chautauqua Airlines, Inc. (Chautauqua). If the Company terminates its contract with Chautauqua without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019. These lease obligations are not included in the table above. See Note 5 to the consolidated financial statements for additional information.

4.	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2011.
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

6.

Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2021. See Note 11 to the consolidated financial statements.

7.	Total contractual obligations do not include long-term contracts that represent a variable expense (based on levels of operation) or where short-term cancellation provisions exist.

Although the Debtors are not generally permitted to make any payments on pre-petition obligations as a result of the Chapter 11 Cases, the Debtors have made 1110(a) Elections or reached agreements with certain aircraft financing parties under section 1110 of the Bankruptcy Code and received approval from the Bankruptcy Court to make certain payments on financings of certain aircraft.

The Debtors cannot predict the impact, if any, that the Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 and Note 18 to the consolidated financial statements and the information contained in Item 7 “Chapter 11 Proceedings” above.

Results of Operations

Revenues

2011 Compared to 2010 The Company’s revenues increased approximately $1.8 billion, or 8.2 percent, to $24.0 billion in 2011 compared to 2010. American’s passenger revenues increased by 7.1 percent, or $1.2 billion, on a 0.7 percent increase in capacity (available seat mile) (ASM). The Company’s 2011 passenger revenues reflect a $43 million reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flier liability. American’s passenger load factor increased 0.1 points while passenger yield increased by 6.2 percent to 14.19 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 6.3 percent to 11.63 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2011
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	11.54	6.8%	91.7	(1.6)%
International	11.76	5.5	62.7	4.3
DOT Latin America	13.37	13.4	30.0	1.9
DOT Atlantic	10.55	(0.3)	23.8	2.6
DOT Pacific	9.53	(7.4)	8.8	19.2

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $397 million, or 17.1 percent, to $2.7 billion as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 12.3 percent to 9.9 billion revenue passenger miles (RPMs), on a capacity increase of 10.9 percent to 13.5 billion ASMs, resulting in a 0.9 point increase in passenger load factor to 73.3 percent.

Cargo revenues increased 4.5 percent, or $31 million, to $703 million primarily as a result of increased freight yields.

Other revenues increased 8.1 percent, or $195 million, to $2.6 billion primarily due to increased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and increases in certain passenger service charge volumes and fees.

2010 Compared to 2009 The Company’s revenues increased approximately $2.3 billion, or 11.3 percent, to $22.2 billion in 2010 compared to 2009 due to increased traffic and higher average fares. American’s passenger revenues increased by 11.5 percent, or $1.7 billion, on a capacity (ASM) increase of 1.0 percent. American’s passenger load factor increased approximately 1.2 points to 81.9 percent and passenger revenue yield per passenger mile increased 8.7 percent to 13.36 cents. This resulted in an increase in RASM of 10.4 percent to 10.94 cents. In 2010, American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2010
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.80	9.5%	93.2	0.2%
International	11.14	11.8	60.0	2.2
DOT Latin America	11.80	8.1	29.4	3.7
DOT Atlantic	10.58	15.9	23.2	(1.9)
DOT Pacific	10.29	15.7	7.4	9.8

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $315 million or 15.7 percent as a result of passenger yield increase of 8.4 percent. Regional Affiliates’ traffic increased 6.7 percent to 8.8 billion RPMs, while capacity increased 5.3 percent to 12.2 billion ASMs, resulting in a 1.0 point increase in passenger load factor to 72.4 percent.

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

Operating Expenses

2011 Compared to 2010 The Company’s total operating expenses increased 14.5 percent, or $3.2 billion, to $25.0 billion in 2011 compared to 2010. American’s mainline operating expenses per ASM increased 13.4 percent to 14.30 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices in 2011 compared to 2010 and $725 million related to the impairment of certain aircraft and gates in 2011. Fuel expense was the Company’s largest single expense category in 2011 and the price increase resulted in $1.9 billion in incremental year-over-year fuel expense in 2011 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to labor related costs, revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

(in millions) Operating Expenses	Year Ended December 31, 2011	Change from 2010	Percentage Change

Aircraft fuel	$8,304	$1,904	29.7%	(a)
Wages, salaries and benefits	7,053	206	3.0
Other rentals and landing fees	1,432	13	0.9
Maintenance, materials and repairs	1,284	(45)	(3.4)
Depreciation and amortization	1,086	(7)	(0.6)
Commissions, booking fees and credit card expense	1,062	85	8.8	(b)
Aircraft rentals	662	82	14.2	(c)
Food service	518	28	5.8	(d)
Special charges	725	725	-	(e)
Other operating expenses	2,907	180	6.5	(f)

Total operating expenses	$25,033	$3,171	14.5%

(a)	Aircraft fuel expense increased primarily due to a 30.1 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $335 million).
(b)	Commissions, booking fees and credit card expenses increased due to an 8.2 percent increase in operating revenues.
(c)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2011 and 2010.
(d)	Food service expense increased primarily due to increased international flying.
(e)	Special charges in 2011 consist of $725 million related to the impairment of certain aircraft and gates.
(f)	Other operating expenses increased primarily due to increases in professional and technical fees and sale leaseback losses.

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

(in millions) Operating Expenses	Year ended December 31, 2010	Change from 2009	Percentage Change

Wages, salaries and benefits	$6,847	$40	0.6%
Aircraft fuel	6,400	847	15.3	(a)
Other rentals and landing fees	1,418	65	4.8
Depreciation and amortization	1,093	(11)	(1.0)
Maintenance, materials and repairs	1,329	49	3.8
Commissions, booking fees and credit card expense	976	123	14.5	(b)
Aircraft rentals	580	75	14.9	(c)
Food service	490	3	0.6
Special charges	-	(171)	*	(d)
Other operating expenses	2,729	(79)	(2.8)

Total operating expenses	$21,862	$941	4.5%

*	Not meaningful

(a)	Aircraft fuel expense increased primarily due to a 15.2 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging losses of $142 million).
(b)	Commissions, booking fees and credit card expenses increased due to an 11.3 percent increase in operating revenues.
(c)	Aircraft rental expense increased principally due to new aircraft deliveries in 2009 and 2010.
(d)	Special charges in 2009 related to announced capacity reductions, the grounding of the Airbus A300 fleet and the write down of certain Embraer RJ-135 aircraft to their estimated fair values.

Other Income (Expense)

Other income (expense) consists of Interest income and expense, Interest capitalized and Miscellaneous—net.

2011 Compared to 2010 Interest income for 2011 and 2010 was $26 million. Interest expense increased $2.6 million, or 0.3 percent, to $826 million primarily as a result of increases in the Company’s long-term debt balance.

2010 Compared to 2009 Decreases in both short-term investment balances and interest rates caused a decrease in Interest income of $8 million, or 23.1 percent, to $26 million. Interest expense increased $79 million, or 10.7 percent, to $823 million primarily as a result of an increase in the Company’s long-term debt balance.

Reorganization Items, Net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the year ended December 31, 2011:

(in millions)
Aircraft financing renegotiations and rejections (1) (2)	$102
Professional fees	14
Other	2

Total reorganization items, net	$118

(1)       The Company records an estimated claim associated with the rejection of an executory contract or unexpired lease when it files a motion with the Bankruptcy Court to reject such contract or lease and believes that it is probable the motion will be approved. The Company records an estimated claim associated with the renegotiation of an executory contract or unexpired lease when the renegotiated terms of such contract or lease are not opposed or are otherwise approved by the Bankruptcy Court and there is sufficient information to estimate the claim.

(2)       Estimated allowed claims from rejecting the financing arrangements relating to 24 aircraft. Such rejections have been approved by the Bankruptcy Court.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Consolidated Balance Sheet as of December 31, 2011.

Income Tax Benefit

The Company did not record a net tax provision (benefit) associated with its net loss for 2011 or 2010 due to the Company providing a valuation allowance, as discussed in Note 9 to the consolidated financial statements.

Operating Statistics

The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009

American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	126,491	125,486	122,418
Available seat miles (millions)	154,321	153,241	151,774
Cargo ton miles (millions)	1,783	1,886	1,656
Passenger load factor	82.0%	81.9%	80.7%
Passenger revenue yield per passenger mile (cents)	14.19	13.36	12.28
Passenger revenue per available seat mile (cents)	11.63	10.94	9.91
Cargo revenue yield per ton mile (cents)	39.40	35.65	34.91
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	14.30	12.62	12.22
Fuel consumption (gallons, in millions)	2,445	2,481	2,499
Fuel price per gallon (cents)	300.9	231.0	200.7
Operating aircraft at year-end	608	620	610

Regional Affiliates
Revenue passenger miles (millions)	9,895	8,812	8,255
Available seat miles (millions)	13,507	12,179	11,566
Passenger load factor	73.3%	72.4%	71.4%

(*)	Excludes $3.1 billion, $2.7 billion and $2.5 billion of expense incurred related to Regional Affiliates in 2011, 2010 and 2009, respectively.

OTHER INFORMATION

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), including the provisions of ASC 852 “Reorganizations” (ASC 852). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 proceedings are recorded in reorganization items, net on the accompanying Consolidated Statement of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the Consolidated Balance Sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

The Company has also prepared these Consolidated Financial Statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Company’s Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Except as set forth in Reorganization items, net, the accompanying Consolidated Financial Statements do not purport to reflect or provide for the consequences of the Company’s Chapter 11 Cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, a plan of reorganization could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements.

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

Long-lived assets

The Company has approximately $15 billion of long-lived assets as of December 31, 2011, including approximately $14 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, the recorded value of the Company’s fixed assets is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded. In accordance with U.S. GAAP, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company’s fleet plan has been the primary indicator that has resulted in an impairment charge in the past.

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

As previously announced, American entered into agreements with Airbus and Boeing in the second quarter of 2011 under which it plans to acquire 460 narrowbody aircraft from the Boeing 737 and Airbus A320 families during the period 2013-2022. The Bankruptcy Court has not approved American’s assumption of the Boeing and Airbus contracts, but has approved certain procedures to allow American to continue taking delivery of Boeing 737 aircraft for the remainder of 2012, subject to objection by the Creditors’ Committee, and subject to certain limitations. In connection with these Boeing and Airbus aircraft agreements and the Company’s anticipated acceleration of its fleet renewal and replacement plan, the Company evaluated the useful lives of certain fleets including McDonnell Douglas MD-80, Boeing 757 and Boeing 767 aircraft. Upon finalization of the fleet plan in the fourth quarter of 2011 (prior to the filing of the Chapter 11 Cases), the Company concluded that a triggering event had occurred, requiring that certain assets be tested for impairment. As a result of this test, the Company concluded the carrying value of Boeing 757 aircraft used in its domestic markets was no longer recoverable. Consequently, the 2011 results include an impairment charge of $713 million to write these and certain related long-lived assets down to their estimated fair values. The impairment charge is non-cash.

International Slots and Route Authorities

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

The Company had recorded international slots and route authorities of $708 million as of December 31, 2011. The Company estimates the fair value of these assets based on market information and estimated future cash flows. The Company believes its estimates and assumptions are reasonable; however, given the significant uncertainty regarding how open skies agreements will ultimately affect the Company’s operations at Heathrow and Narita, and other international locations that are evaluating “open skies”, as well as volatility in the revenue and fuel environment, the actual results could differ from those estimates. See Note 12 to the consolidated financial statements for additional information regarding the valuation of the Company’s routes.

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

The Company considers breakage in its incremental cost calculation and recognizes breakage on AAdvantage miles sold over the estimated period of usage for sold miles that are ultimately redeemed. The Company calculates its breakage estimate using separate breakage rates for miles earned by flying on American and miles earned through other companies who have purchased AAdvantage miles for distribution to their customers, due to differing behavior patterns. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Future program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the frequent flyer liability, as well as recognized revenues from the program. Breakage trends are decreasing and as a result, during our annual assumptions update, a $43 million charge was recorded primarily related to this trend.

American includes fuel, food, and passenger insurance costs in the calculation of incremental cost. These estimates are generally updated based upon the Company’s 12-month historical average of such costs. American also accrues a frequent flyer liability for the mileage credits expected to be used for travel on participating airlines based on historical usage patterns and contractual rates.

Revenue earned from selling AAdvantage miles to other companies is recognized in two components. The first component represents the revenue for air transportation sold and is valued at fair value. This revenue is deferred along with revenue related to expected breakage of sold miles and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months. The second revenue component, based on the residual method (for contracts in existence prior to January 1, 2011) and representing the marketing services sold, is recognized as related services are provided.

The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines, as well as unrecognized revenue from selling AAdvantage miles to other companies, was approximately $1.6 billion and $1.4 billion at December 31, 2011 and 2010, respectively (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 18.7 percent and 16.3 percent of AMR’s total current liabilities, at December 31, 2011 and 2010, respectively.

The approximate number of free travel awards used for travel on American and American Eagle was 6.0 million one-way travel awards in 2011 (or 3.0 million round trip awards) and 5.6 million one-way travel awards in 2010 (or 2.8 million round trip travel awards) representing approximately 8.8 percent of passengers boarded in each year. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

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

  These assumptions as of December 31 were:

	2011	2010
Discount rate (cost/liability)	5.80% /5.20%	6.10% /5.80%
Expected return on plan assets	8.25%	8.50%
Expected health care cost trend rate:
Pre-65 individuals
Initial	7.5%	8.0%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	7.5%	8.0%
Ultimate (2010)	4.5%	4.5%
Pilot Retirement Age	63	63

When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2011 would increase the Company’s pension and postretirement benefits obligations by approximately $1 billion and $174 million, respectively, and increase estimated 2012 pension expense by $91 million and reduce postretirement benefit expense by $2 million, respectively.

The expected return on plan assets is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of 35 percent longer duration corporate and U.S. government/agency bonds, 28 percent U.S. value stocks, 20 percent developed international stocks, 6 percent emerging markets stocks and bonds and 11 percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 7.7 percent as of December 31, 2011. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2011 would increase estimated 2012 pension expense by approximately $40 million.

The health care cost trend rate is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2012 postretirement benefits expense by $20 million.

Income taxes – The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities. The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized. The effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements. Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position. The Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company had a deferred tax valuation allowance of $4.1 billion and $3.0 billion, respectively, at December 31, 2011 and 2010. See Note 9 to the consolidated financial statements for additional information.

Derivatives – As required by U.S. GAAP, the Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be “highly effective”

if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. The fair value of the Company’s hedging contracts is recorded in Current Assets or Current Liabilities in the accompanying consolidated balance sheets and is recorded gross of the collateral posted and on a trade basis. As of December 31, 2011, the Company had derivative contracts in an asset position at fair value of $95 million. A deferred gain of $30 million was recorded in Accumulated other comprehensive income (OCI) at December 31, 2011 and will be recognized in future periods as contracts settle.

New Accounting Pronouncements

In November of 2009, the Financial Accounting Standards Board (FASB) issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements and estimate the fair value of each component individually on a pro-rata basis. The guidance removes the criterion that entities must use vendor-specific objective and reliable evidence of fair value when separately accounting for deliverables, allowing for the recognition of revenue in a manner that more closely aligns with the economics of certain arrangements, based on management’s estimate of the selling price. The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements. The Company believes the impact of adoption was not material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

In June of 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. Items that must be reported in OCI do not change. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted, and as such the Company elected to early adopt this guidance for the fiscal year ended December 31, 2011.

Glossary of Defined Terms

ASM—Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

CASM—(Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period, also referred to as “unit cost.”

Passenger Load Factor—A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.

Passenger Mile Yield or Yield—The amount of passenger revenue earned per RPM during a reporting period.

RASM— Passenger Revenue per ASM. The amount of passenger revenue earned per ASM during a reporting period. Passenger RASM is also referred to as “unit revenue.”

RPM—Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period. RPMs are also referred to as “traffic.”

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments and Positions

The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes. Therefore, actual results may differ. The Company does not hold or issue derivative financial instruments for trading purposes. See Note 8 to the consolidated financial statements for accounting policies and additional information regarding derivatives.

Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2011 and 2010 cost per gallon of fuel. Based on projected 2012 fuel usage, such an increase would result in an increase to Aircraft fuel expense of approximately $743 million in 2012, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2011, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $502 million in 2011, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2010. As of January 2012, the Company had cash flow hedges covering approximately 21 percent of its estimated 2012 fuel requirements. Comparatively, as of December 31, 2010, the Company had hedged approximately 35 percent of its estimated 2011 fuel requirements. The consumption hedged for 2012 is capped at an average price of approximately $3.08 per gallon of jet fuel, with protection capped on 2 percent of estimated consumption, through the use of sold call options, at an average of $3.49 per gallon of jet fuel. The Company’s collars represent approximately 16 percent of its estimated 2012 fuel requirements and have an average floor price of approximately $2.24 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

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

Foreign Currency The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. A uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2011 and 2010 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $174 million and $170 million for the years ending December 31, 2011 and 2010, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2012 and 2011 foreign currency-denominated revenues and expenses as of December 31, 2011 and 2010, respectively.

Interest The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 19 percent and 23 percent of its total long-term debt at December 31, 2011 and 2010, respectively. If the Company’s interest rates average 10 percent more in 2012 than they did at December 31, 2011, the Company’s interest expense would increase by approximately $6 million and interest income from cash and short-term investments would increase by approximately $2 million. In comparison, at December 31, 2010, the Company estimated that if interest rates averaged 10 percent more in 2011 than they did at December 31, 2010, the Company’s interest expense would have increased by approximately $7 million and interest income from cash and short-term investments would have increased by approximately $3 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate long-term debt and cash and short-term investment balances at December 31, 2011 and 2010.

Market risk for fixed rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $305 million and $237 million as of December 31, 2011 and 2010, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

In accordance with ASC 852, the Debtors record interest expense only to the extent (1) interest will be paid during the Chapter 11 Cases or (2) it is probable that the Bankruptcy Court will allow a claim in respect of such interest. Interest expense recorded on the Consolidated Statements of Operations totaled $826 million for the year ended December 31, 2011. Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during this period totaled $833 million.

ITEM 8.         CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMR Corporation (Debtor and Debtor-in-Possession)

We have audited the accompanying consolidated balance sheets of AMR Corporation (Debtor and Debtor-in-Possession) (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMR Corporation (Debtor and Debtor-in-Possession) at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s bankruptcy filing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 15, 2012

AMR CORPORATION

DEBTORS AND DEBTORS-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues

Passenger - American Airlines	$17,947	$16,760	$15,037
- Regional Affiliates	2,724	2,327	2,012
Cargo	703	672	578
Other revenues	2,605	2,411	2,290

Total operating revenues	23,979	22,170	19,917

Expenses
Aircraft fuel	8,304	6,400	5,553
Wages, salaries and benefits	7,053	6,847	6,807
Other rentals and landing fees	1,432	1,418	1,353
Depreciation and amortization	1,086	1,093	1,104
Maintenance, materials and repairs	1,284	1,329	1,280
Commissions, booking fees and credit card expense	1,062	976	853
Aircraft rentals	662	580	505
Food service	518	490	487
Special charges	725	-	171
Other operating expenses	2,907	2,729	2,808

Total operating expenses	25,033	21,862	20,921

Operating Income (Loss)	(1,054)	308	(1,004)

Other Income (Expense)
Interest income	26	26	34
Interest expense (contractual interest expense equals $(833) for the year ended December 31, 2011)	(826)	(823)	(744)
Interest capitalized	40	31	42
Miscellaneous – net	(47)	(48)	(80)

	(807)	(814)	(748)

Income (Loss) Before Reorganization Items, Net	(1,861)	(506)	(1,752)

Reorganization Items, Net	(118)	-	-

Income (Loss) Before Income Taxes	(1,979)	(506)	(1,752)
Income tax (benefit)	-	(35)	(284)

Net Earnings (Loss)	$(1,979)	$(471)	$(1,468)

Earnings (Loss) Per Share
Basic	$(5.91)	$(1.41)	$(4.99)

Diluted	$(5.91)	$(1.41)	$(4.99)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

DEBTORS AND DEBTORS-IN-POSSESSION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2011	2010	2009

Net Earnings (Loss)	$(1,979)	$(471)	$(1,468)

Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	130	138	136
Current year change	(1,216)	(385)	(253)
Derivative financial instruments:
Change in fair value	190	72	151
Reclassification into earnings	(313)	144	662
Unrealized gain (loss) on investments
Net change in value	-	-	5

Other Comprehensive Income (Loss) Before Tax	(1,209)	(31)	701
Income tax expense on other comprehensive income	-	-	(248)

Comprehensive Income (Loss)	$(3,188)	$(502)	$(1,015)

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

DEBTORS AND DEBTORS-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

(in millions, except shares and par value)

	December 31,
	2011	2010
Assets

Current Assets
Cash	$283	$168
Short-term investments	3,718	4,328
Restricted cash and short-term investments	738	450
Receivables, less allowance for uncollectible accounts (2011- $52; 2010 - $58)	902	738
Inventories, less allowance for obsolescence (2011- $575; 2010 - $530)	617	594
Fuel derivative contracts	97	269
Other current assets	402	291

Total current assets	6,757	6,838

Equipment and Property
Flight equipment, at cost	18,136	20,345
Less accumulated depreciation	7,095	8,081

	11,041	12,264

Purchase deposits for flight equipment	746	375

Other equipment and property, at cost	5,131	5,173
Less accumulated depreciation	3,005	2,974

	2,126	2,199

	13,913	14,838

Equipment and Property Under Capital Leases
Flight equipment	641	605
Other equipment and property	200	219

	841	824
Less accumulated amortization	448	580

	393	244

Other Assets
International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization (2011- $489; 2010 - $473)	186	224
Other assets	1,891	2,236

	2,785	3,168

Total Assets	$23,848	$25,088

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

DEBTORS AND DEBTORS-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

(in millions, except shares and par value)

	December 31,
	2011	2010
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$1,007	$1,156
Accrued salaries and wages	524	498
Accrued liabilities	1,358	1,587
Air traffic liability	4,223	3,656
Current maturities of long-term debt	1,518	1,776
Current obligations under capital leases	-	107

Total current liabilities	8,630	8,780

Long-Term Debt, Less Current Maturities	6,702	8,756

Obligations Under Capital Leases, Less Current Obligations	-	497

Other Liabilities and Credits
Deferred gains	110	270
Pension and postretirement benefits	9,204	7,877
Other liabilities and deferred credits	1,470	2,853

	10,784	11,000

Liabilities Subject to Compromise	4,843	-

Stockholders’ Equity (Deficit)
Preferred stock - 20,000,000 shares authorized; None issued	-	-
Common stock - $1 par value; 750,000,000 shares authorized; shares issued: 2011 – 341,207,797; 2010 - 339,389,724	341	339
Additional paid-in capital	4,465	4,445
Treasury shares at cost: 2011 and 2010 - 5,940,399	(367)	(367)
Accumulated other comprehensive loss	(3,964)	(2,755)
Accumulated deficit	(7,586)	(5,607)

	(7,111)	(3,945)

Total Liabilities and Stockholders’ Equity (Deficit)	$23,848	$25,088

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

DEBTORS AND DEBTORS-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flow from Operating Activities:
Net earnings (loss)	$(1,979)	$(471)	$(1,468)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	954	967	979
Amortization	132	126	125
Equity based stock compensation	40	43	61
Special charges	725	-	171
Reorganization items	118	-	-
Pension and postretirement	180	236	657
Change in assets and liabilities:
Decrease (increase) in receivables	(164)	29	43
Decrease (increase) in inventories	(64)	(81)	(79)
Decrease (increase) in derivative collateral and unwound derivative contracts	(73)	87	561
Increase (decrease) in accounts payable and accrued liabilities	(354)	(19)	(75)
Increase (decrease) in air traffic liability	567	225	(277)
Increase (decrease) in other liabilities and deferred credits	199	144	220
Other, net	399	(45)	12

Net cash provided by (used in) operating activities	680	1,241	930

Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(1,610)	(1,962)	(1,521)
Net decrease (increase) in short-term investments	610)	(82)	(1,330)
Net decrease (increase) in restricted cash and short-term investments	(288)	10	(1)
Proceeds from sale of equipment, property and investments/subsidiaries	(4)	4	76
Other	-	-	53

Net cash provided by (used in) investing activities	(1,292)	(2,030)	(2,723)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(2,545)	(1,154)	(2,416)
Proceeds from:
Issuance of common stock, net of issuance costs	-	-	412
Reimbursement from construction reserve account	-	7	-
Exercise of stock options	-	1	1
Issuance of long-term debt	2,569	542	2,990
Sale leaseback transactions	703	1,408	768

Net cash provided by (used in) financing activities	727	804	1,755

Net increase (decrease) in cash	115	15	(38)

Cash at beginning of year	168	153	191

Cash at end of year	$283	$168	$153

The accompanying notes are an integral part of these financial statements.

AMR CORPORATION

DEBTORS AND DEBTORS-IN-POSSESSION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2009	$285	$3,992	$(367)	$(3,177)	$(3,668)	$(2,935)

Net loss	-	-	-	-	(1,468)	(1,468)
Changes in pension, retiree medical and other liability	-	-	-	(117)	-	(117)
Net changes in fair value of derivative financial instruments	-	-	-	813	-	813
Non-cash tax provision	-	-	-	(248)	-	(248)
Unrealized gain on investments	-	-	-	5	-	5

						(1,015)

Reclassification and amortization of stock compensation plans	-	48	-	-	-	48
Issuance of 52,269,849 shares	52	360	-	-	-	412
Issuance of 1,399,833 shares to employees pursuant to stock option and deferred stock incentive plans	2	(1)	-	-	-	1

Balance at December 31, 2009	339	4,399	(367)	(2,724)	(5,136)	(3,489)

Net loss	-	-	-	-	(471)	(471)
Changes in pension, retiree medical and other liability	-	-	-	(247)	-	(247)
Net changes in fair value of derivative financial instruments	-	-	-	216	-	216

Total comprehensive loss						(502)

Reclassification and amortization of stock compensation plans	-	48	-	-	-	48
Issuance of 825,397 shares to employees pursuant to stock option and deferred stock incentive plans	-	(2)	-	-	-	(2)

Balance at December 31, 2010	339	4,445	(367)	(2,755)	(5,607)	(3,945)

Net loss	-	-	-	-	(1,979)	(1,979)
Changes in pension, retiree medical and other liability	-	-	-	(1,086)	-	(1,086)
Net changes in fair value of derivative financial instruments	-	-	-	(123)	-	(123)

Total comprehensive loss						(3,188)

Reclassification and amortization of stock compensation plans	-	23	-	-	-	23
Issuance of 1,818,073 shares to employees pursuant to stock option and deferred stock incentive plans	2	(3)	-	-	-	(1)

Balance at December 31, 2011	$341	$4,465	$(367)	$(3,964)	$(7,586)	$(7,111)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Chapter 11 Reorganization

Overview

As previously discussed, on November 29, 2011, AMR and certain of its direct and indirect domestic subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 Cases are being jointly administered under the caption “in re AMR Corporation, et al, Case No. 11-15463-SHL.”

The Company and the other Debtors are operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption, and the Bankruptcy Court has granted additional relief covering, among other things, obligations to (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors for improvement projects, (v) foreign vendors, (vi) other airlines pursuant to certain interline agreements, and (vii) certain vendors deemed critical to the Debtors’ operations.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements.

The Company’s Chapter 11 Cases followed an extended effort by the Company to restructure its business to strengthen its competitive and financial position. However, the Company’s substantial cost disadvantage compared to its larger competitors, all of which restructured their costs and debt through Chapter 11, became increasingly untenable given the accelerating impact of global economic uncertainty and resulting revenue instability, volatile and rising fuel prices, and intensifying competitive challenges.

No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtors’ reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. In addition, trading in the Company’s common stock and certain debt securities on the NYSE was suspended on January 5, 2012, and the Company’s common stock and such debt securities were delisted by the Securities and Exchange Commission from the NYSE on January 30, 2012. On January 5, 2012, the Company’s common stock began trading under the symbol “AAMRQ” on the OTCQB marketplace, operated by OTC Markets Group (www.otcmarkets.com).

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtors have begun the process of seeking to notify all known current or potential creditors that the Chapter 11 Cases had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee for the Southern District of New York, a unit of the Department of Justice, appointed a statutory official committee of unsecured creditors for the Chapter 11 Cases. The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case. The statutory creditors’ committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve. A statutory creditors’ committee represents the interests of all unsecured creditors in a bankruptcy case.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Under the Bankruptcy Code, the Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on March 27, 2012 (subject to further extension by the Bankruptcy Court but not to exceed 210 days from the Petition Date). In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

Any description of an executory contract or unexpired lease elsewhere in these Notes or in the report to which these Notes are attached, including where applicable the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors or counterparties have under Section 365 of the Bankruptcy Code.

The Debtors expect that liabilities subject to compromise and resolution in the Chapter 11 Cases will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” in Note 1 to the consolidated financial statements).

Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code, beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Property that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code). Taking such action does not preclude the Debtors from later rejecting the applicable lease or abandoning the Aircraft Property subject to the related security agreement.

The Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement or cure as described above or such an extension, the financing party may take possession of the Aircraft Property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

The 60-day period under Section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Properties and are continuing to negotiate terms with respect to many of their other Aircraft Property financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Property financing parties, those parties may seek to repossess the subject Aircraft Property. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of December 31, 2011, the Company had rejected 24 aircraft leases relating to 20 MD-80 aircraft and four Fokker 100 aircraft. In addition, since December 31, 2011, the Company has rejected an additional 9 aircraft leases and mortgages relating to one MD-80 aircraft, seven Boeing 757-200 aircraft, and one Airbus A300-600R aircraft. In addition, the Company filed a motion with the Bankruptcy Court to modify the leases of the Super ATR aircraft. As of February 15, 2012, 21 of the aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 18 aircraft will be returned to the lessor during 2012 and 2013. In January 2012, American entered into agreements under Section 1110(a) of the Bankruptcy Code to retain 350 aircraft, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft on the terms provided in the related financing documents.

Magnitude of Potential Claims The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.

Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval to reject the CBAs. The 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. If consensual agreements are not reached, the debtor may file a motion with the Bankruptcy Court requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Court finds the debtor’s proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause. American commenced the Section 1113(c) process with its unions on February 1, 2012. AMR Eagle intends to commence the Section 1113(c) process with its unions soon.

Plan of reorganization. The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptances of the plan. The Debtors exclusivity period may be extended by the Court, with good cause, for up to 18 months from the Petition Date. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

The availability and utilization of net operating losses (and utilization of AMT credits) post-emergence is uncertain at this time and will be highly influenced by the composition of restructuring plan alternatives that may be considered and ultimately pursued. On January 27, 2012, the Bankruptcy Court issued a Final Order Establishing Notification Procedures for Substantial Claimholders and Equityholders and Approving Restrictions on Certain Transfers of Interests in the Debtors’ Estates (Docket No. 890], which restricts trading in the Company’s common stock and claims.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on the Consolidated Balance Sheet as of December 31, 2011:

(in millions)

Long-term debt	$2,482
Aircraft lease and facility bond related obligations	1,868
Accounts payable and other accrued liabilities	489
Accrued interest on long-term debt and unamortized debt issuance costs	4

Total liabilities subject to compromise	$4,843

Long-term debt, including undersecured debt, classified as subject to compromise as of December 31, 2011 consisted of (in millions):

Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at December 31, 2011)	$1,456
6.00% - 8.50% special facility revenue bonds due through 2036	186
6.25% senior convertible notes due 2014	460
9.0% - 10.20% debentures due through 2021	214
7.88% - 10.55% notes due through 2039	166

$2,482

Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent the Debtors’ current estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Cases.

In accordance with ASC 852, substantially all of the Company’s unsecured debt has been classified as liabilities subject to compromise. Additionally, certain of the Company’s undersecured debt instruments have also been classified as liabilities subject to compromise.

Differences between liabilities the Debtors have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Items, net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 proceedings. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the year ended December 31, 2011:

(in millions)

Aircraft financing renegotiations and rejections (1) (2)	$102
Professional fees	14
Other	2

Total reorganization items, net	$118

(1)

The Debtors record an estimated claim associated with the rejection of an executory contract or unexpired lease when a motion is filed with the Bankruptcy Court to reject such contract or lease and the Debtors believe that it is probable the motion will be approved and there is sufficient information to estimate the claim. The Debtors record an estimated claim associated with the renegotiation of an executory contract or unexpired lease when the renegotiated terms of such contract or lease are not opposed or are otherwise approved by the Bankruptcy Court and there is sufficient information to estimate the claim.

(2)	Estimated allowed claims from rejecting the financing arrangements relating to 24 aircraft. Such rejections have been approved by the Bankruptcy Court.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Consolidated Balance Sheet as of December 31, 2011.

Additional information about the Company’s Chapter 11 filing is also available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com.

2.       Summary of Accounting Policies

Basis of Presentation The accompanying consolidated financial statements as of December 31, 2011 and for the three years ended December 31, 2011 include the accounts of AMR and its wholly owned subsidiaries, including (i) its principal subsidiary, American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle). The consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiaries as well as VIEs for which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated.

The accompanying Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP), including the provisions of ASC 852 “Reorganizations” (ASC 852). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in reorganization items, net on the accompanying Consolidated Statement of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the Consolidated Balance Sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Certain of our non-U.S. subsidiaries were not part of the Chapter 11 filings. Since the non-US subsidiaries not part of the bankruptcy filing do not have significant transactions, we do not separately disclose the condensed combined financial statements of the Debtors in accordance with the requirements of reorganization accounting.

These Consolidated Financial Statements have also been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Debtors be unable to continue as a going concern.

As a result of the Chapter 11 proceedings, the satisfaction of our liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern.

The accompanying Consolidated Financial Statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases, other than as set forth under “liabilities subject to compromise” on the accompanying Condensed Consolidated Balance Sheet and “income (loss) before reorganization items” and “reorganization items, net” on the accompanying Consolidated Statement of Operations (see Note 2). In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made to the Debtors’ capitalization; or (4) as to operations, the effect of any changes that may be made to the Debtors’ business.

New Accounting Pronouncements In November of 2009, the Financial Accounting Standards Board (FASB) issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements and estimate the fair value of each component individually on a pro-rata basis. The guidance no longer provides use of the residual method, but rather requires an estimate of fair value based on vendor-specific objective evidence (VSOE), third party evidence, or estimated selling price. The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements. The impact of adoption was not material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

In June of 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. Items that must be reported in OCI do not change. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted, and as such the Company elected to early adopt this guidance for the fiscal year ended December 31, 2011.

Use of Estimates The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash and Short-term Investments The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers’ compensation obligations and funds held for certain tax obligations.

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

Equipment and Property The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

Depreciable Life

American jet aircraft and engines	20 - 30 years
Other regional aircraft and engines	16 - 20 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Lesser of remaining lease term or expected useful life
Buildings and improvements (principally on leased land)	5 - 30 years or term of lease, including estimated renewal options when renewal is economically compelled at key airports
Furniture, fixtures and other equipment	3 - 10 years
Capitalized software	5 - 10 years

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

Frequent Flyer Program The estimated incremental cost of providing free travel awards is accrued for mileage credits earned by using American’s service that are expected to be redeemed in the future. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at fair value and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used. Breakage of sold miles is recognized over the estimated period of usage. The remaining portion of the revenue, representing the marketing services sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of Other revenues, as the related services have been provided. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.6 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2011 and $1.4 billion as of December 31, 2010.

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

Advertising Costs The Company expenses on a straight-line basis the costs of advertising as incurred throughout the year. Advertising expense was $186 million for the year ended December 31, 2011, $165 million for the year ended December 31, 2010 and $153 million for the year ended December 31, 2009.

Subsequent Events In connection with preparation of the consolidated financial statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2011 and identified items as set forth in Note 18 to the consolidated financial statements.

3.       Special Charges and Restructuring Activities

Current Year As previously announced, American entered into agreements with Airbus and Boeing in the second quarter of 2011 under which it plans to acquire 460 narrowbody aircraft from the Boeing 737 and Airbus A320 families during the period 2013-2022. The Bankruptcy Court has not approved American’s assumption of the Boeing and Airbus contracts, but has approved certain procedures to allow American to continue taking delivery of Boeing 737 and Boeing 777 aircraft for the remainder of 2012, subject to objection by the Creditors’ Committee, and subject to certain limitations. In connection with these Boeing and Airbus aircraft agreements and the Company’s anticipated acceleration of its fleet renewal and replacement plan, the Company evaluated the useful lives of certain fleets including McDonnell Douglas MD-80, Boeing 757 and Boeing 767 aircraft. Upon finalization of the fleet plan in the fourth quarter of 2011 (prior to the filing of the Chapter 11 Cases), the Company concluded that a triggering event had occurred, requiring that certain assets be tested for impairment. As a result of this test, the Company concluded the carrying value of Boeing 757 aircraft used in its domestic markets was no longer recoverable. Consequently, the 2011 results include an impairment charge of $713 million to write these and certain related long-lived assets down to their estimated fair values. The impairment charge is non-cash. The impaired B757 aircraft are being depreciated over their remaining useful lives averaging approximately 4 years.

In determining the asset recoverability, management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining fair market value, the Company utilized recent external appraisals of its fleets and two published aircraft pricing surveys, adjusted based on estimates of maintenance status and to consider the impact of recent industry events on these values. As a result of the write down of these aircraft to fair value, as well as the acceleration of the retirement dates, depreciation expense related to these assets is expected to decrease by approximately $24 million in 2012.

Prior Years As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, including its capacity reductions, the Company recorded a number of charges during the last few years. In 2008 and 2009, the Company announced capacity reductions due to unprecedented high fuel costs at that time and the other challenges facing the industry. In connection with these capacity reductions, the Company incurred special charges related to aircraft, people reductions and certain other charges.

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

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of December 31, 2011:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Total
Remaining accrual at January 1, 2009	$110	$16	$16	$142
Capacity reduction charges	164	7	-	171
Non-cash charges	(68)	-	-	(68)
Adjustments	(2)	-	-	(2)
Payments	(49)	(3)	(16)	(68)

Remaining accrual at December 31, 2009	$155	$20	$-	$175
Non-cash charges	-	-	-
Adjustments	(8)	11	-	3
Payments	(88)	(4)	-	(92)

Remaining accrual at December 31, 2010	$59	$27	$-	$86
Non-cash charges	(725)	1	-	(724)
Adjustments	751	(8)	-	743
Payments	(36)	(4)	-	(40)

Remaining accrual at December 31, 2011	$49	$16	$-	$65

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively. However, these cash outlays could be modified in the Chapter 11 proceedings.

Other

On September 22, 2001, the Air Transportation Safety and System Stabilization Act (the Stabilization Act) was signed into law. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. Based upon estimates provided by the Company’s insurance providers, the Company initially recorded a liability of approximately $2.3 billion for claims arising from the Terrorist Attacks, after considering the liability protections provided for by the Stabilization Act. In the second quarter of 2011, the Company received $576 million in insurance proceeds as partial settlement of claims related to the Terrorist Attacks. The Company used these funds to pay a portion of its share of the associated liability. Reflecting this settlement, the receivable and the liability, recorded in the accompanying consolidated balance sheet as Other assets and Other liabilities and deferred credits, respectively, was $1.1 billion and $1.6 billion at December 31, 2011 and 2010, respectively.

4.       Investments and Fair Value Measurements

Short-term investments consisted of (in millions):

	December 31,
	2011	2010
Overnight investments, time deposits and Repurchase agreements	$131	$844
Corporate and bank notes	1,808	2,685
U. S. government agency mortgages	502	605
U.S. government agency notes	-	-
Commingled funds	1,274	190
Other	3	4

	$3,718	$4,328

Short-term investments at December 31, 2011, by contractual maturity included (in millions):

Due in one year or less	$2,904
Due between one year and three years	312
Due after three years	502

$3,718

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist of commodity collars and calls, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2011.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$1,278	$1,278	$-	$-
Government agency investments	502	-	502	-
Repurchase agreements	128	-	128	-
Corporate obligations	1,102	-	1,102	-
Bank notes / Certificates of deposit / Time deposits	708	-	708	-

	3,718	1,278	2,440	-
Restricted cash and short-term investments [1]	738	738	-	-
Fuel derivative contracts, net [1]	95	-	95	-

Total	$4,551	$2,016	$2,535	$-

1 Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

2 The Company’s short-term investments mature in one year or less except for $87 million of Bank notes/Certificates of deposit/Time deposits, $502 million of U.S. Government agency investments and $225 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the year ended December 31, 2011. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of December 31, 2011, the Company had no exposure to European sovereign debt.

5.       Commitments, Contingencies and Guarantees

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

The Bankruptcy Court has not approved American’s assumption of the Boeing and Airbus contracts, but has approved certain procedures to allow American to continue taking delivery of Boeing 737 and Boeing 777 aircraft for the remainder of 2012, subject to objection by the Creditors’ Committee, and subject to certain limitations.

Reflecting the above transactions, American had total aircraft acquisition commitments as of December 31, 2011 as follows:

		Boeing			Airbus
		737 Family[1]	777-200ER	777-300ER	A320 Family	NEO	Total
2012	Purchase	28		2			30
	Lease						-
2013	Purchase	15		8			23
	Lease	16			20		36
2014	Purchase	5	2				7
	Lease	15			35		50
2015	Purchase		2				2
	Lease	20			30		50
2016	Purchase		2				2
	Lease	20			25		45
2017 and beyond	Purchase					130	130
	Lease	20			20		40
Total	Purchase	48	6	10	0	130	194
	Lease	91	0	0	130	0	221

1 As of December 31, 2011, American had elected to purchase nine of the firm NG aircraft using the sale-leaseback financing arranged directly by American with a third party leasing company. These aircraft are therefore reflected as purchases in the above table.

As of December 31, 2011, payments for the above purchase commitments and certain engines will approximate $1.2 billion in 2012, $1.5 billion in 2013, $494 million in 2014, $243 million in 2015, $276 million in 2016 and $7.1 billion for 2017 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $746 million as of December 31, 2011.

As of December 31, 2011, total future lease payments for all leased aircraft, including aircraft not yet delivered, will approximate $905 million in 2012, $895 million in 2013, $1.0 billion in 2014, $1.2 billion in 2015, $1.4 billion in 2016 and $13.1 billion in 2017 and beyond.

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

In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. The carriers also received antitrust immunity (ATI) approval on these routes from the DOT and the Ministry of Land, Infrastructure, Transport, and Tourism of Japan and began implementing the JBA on April 1, 2011. The JBA provides for expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. Under this agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of December 31, 2011, based on an expected probability model, American had recorded a guarantee liability that is not material.

The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $74 million as of December 31, 2011. The Company expects to make payments on these obligations of $44 million and $12 million in 2012 and 2013, respectively. In addition, the Company has an information technology support related contract that requires minimum annual payments of $90 million in 2012 and declining to $70 million in 2014 through 2019.

American has a capacity purchase agreement with Chautauqua Airlines, Inc. to provide Embraer -140 regional jet services to certain markets under the brand AmericanConnection®. Under these arrangements, the Company pays the AmericanConnection® carrier a fee per block hour to operate the aircraft. The block hour fees are designed to cover the AmericanConnection® carrier’s fully allocated costs plus a margin. Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the AmericanConnection® regional jets. Minimum payments under the contracts are $60 million in 2012 and $5 million in 2013. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

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

AMR and American have event risk covenants in approximately $844 million of indebtedness and operating leases as of December 31, 2011. These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 600 basis points above the state rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time. No designated event, as defined, had occurred as of December 31, 2011.

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

As a result of the current Chapter 11 filings, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, except in such cases where the Bankruptcy Court has entered an order modifying or lifting the automatic stay. Notwithstanding the general application of the automatic stay described above, governmental authorities, both domestic and foreign, may determine to continue actions brought under their regulatory powers. Therefore, the automatic stay may have no effect on certain matters, and the Debtors cannot predict the impact, if any, that its Chapter 11 Cases might have on its commitments and obligations.

6.     Leases

AMR’s subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. As allowed under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft, and aircraft engines, subject to the approval of the Bankruptcy Court and other conditions, including compliance with Section 1110 with respect to aircraft and aircraft-related assets. Consequently, the Company anticipates that its liabilities pertaining to leases will change significantly in the future.

The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011, were (in millions):

Capital Leases

	Not Subject to Compromise	Subject to Compromise	Total
Year Ending December 31,
2012	$-	$167	$167
2013	-	149	149
2014	-	129	129
2015	-	118	118
2016	-	78	78
2017 and thereafter	-	477	477

	$-	$1,118	$1,118
Less amount representing interest	-	439	439

Present value of net minimum lease payments	$-	$679	$679

Operating Leases

Year Ending December 31,
2012	$1,176
2013	1,091
2014	942
2015	779
2016	685
2017 and thereafter	5,940

	$10,613	(1)

(1)

As of December 31, 2011, included in Liabilities Subject to Compromise on the accompanying consolidated balance sheet is approximately $1.1 billion relating to rent expense being recorded in advance of future operating lease payments.

At December 31, 2011, the Company was operating 203 jet aircraft and 36 turboprop aircraft under operating leases and 60 jet aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor’s cost of the aircraft or a predetermined fixed amount.

During 2011, the Company incurred approximately $31 million in non-recurring non-cash charges related to certain sale leaseback transactions. During 2010, the Company financed 36 deliveries of Boeing 737-800 aircraft through sale leaseback transactions resulting in gains which are being amortized over the respective remaining lease terms. During 2009 non-recurring charges related to losses on certain sale/leasebacks of vintage aircraft of $88 million were realized and included in Other operating income.

Special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment. To the extent these transactions were committed to prior to May 21, 1998, they are accounted for as operating leases under U.S. GAAP. Approximately $1.5 billion of these bonds (with total future payments of approximately $3.2 billion as of December 31, 2011) are guaranteed by American, AMR, or both. Approximately $177 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds at various times: $112 million in 2014 and $65 million in 2015. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date.

Rent expense, excluding landing fees, was $1.6 billion, $1.5 billion and $1.3 billion in 2011, 2010 and 2009, respectively.

American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 70 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2011, future lease payments required under these leases totaled $794 million.

7.     Indebtedness

Long-term debt classified as not subject to compromise consisted of (in millions):

	December 31, 2011	December 31, 2010
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at December 31, 2011)	$2,952	$5,114
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at December 31, 2011)	1,942	2,002
6.00%—8.50% special facility revenue bonds due through 2036	1,436	1,641
7.50% senior secured notes due 2016	1,000	-
AAdvantage Miles advance purchase (net of discount of $110 million) (effective rate 8.3%)	890	890
6.25% senior convertible notes due 2014	-	460
9.0%—10.20% debentures due through 2021	-	214
7.88%—10.55% notes due through 2039	-	211

	8,220	10,532

Less current maturities	1,518	1,776

Long-term debt, less current maturities	$6,702	$8,756

The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 to the consolidated financial statements.

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of December 31, 2011, maturities of long-term debt (including sinking fund requirements) for the next five years are:

Years Ending December 31 (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
2012	$1,479	$295	$1,774
2013	889	209	1,098
2014	752	776	1,528
2015	655	173	828
2016	1,634	240	1,874

As of December 31, 2011, AMR had issued guarantees covering approximately $1.6 billion of American’s tax-exempt bond debt (and interest thereon) and $4.4 billion of American’s secured debt (and interest thereon), including debt related to aircraft transfers from AMR Eagle to American (see Note 17 to the consolidated financial statements). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon). AMR also guarantees $105 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.

On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates, Series 2011-1 (the 2011-1 Certificates). The equipment notes held by each pass through trust were issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes are fully and unconditionally guaranteed by AMR. All proceeds from the sale of the Series 2011-1 Certificates have been received by American.

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

Further, in July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance 35 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2014, subject to certain terms and conditions. During 2011, American financed 13 Boeing 737-800 aircraft under this and other arrangements, which are accounted for as operating leases.

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

Pursuant to the Advance Purchase, Citibank has been granted a first-priority lien on certain of American’s AAdvantage program assets, and a second lien on the collateral that secures the Senior Secured Notes. Commencing on December 31, 2011, American has the right to repurchase, without premium or penalty, any or all of the Advance Purchase Miles that have not then been posted to Citibank cardholders’ accounts. American is also obligated, in certain circumstances (including certain specified termination events under the Amended Participation Agreement, certain cross defaults and cross acceleration events, and if any Advance Purchase Miles remain at the end of the term) to repurchase for cash all of the Advance Purchase Miles that have not then been used by Citibank.

The Amended Participation Agreement includes provisions that grant Citibank the right to use Advance Purchase Miles on an accelerated basis under specified circumstances. American also has the right under certain circumstances to release, or substitute other comparable collateral for, the Heathrow and Narita route and slot related collateral.

At December 31, 2011, the Company had outstanding $460 million principal amount of its 6.25 percent senior convertible notes due 2014, which is classified as liabilities subject to compromise (see Note 1 to the consolidated financial statements). Each note is convertible by holders into shares of AMR common stock at an initial conversion rate of 101.0101 shares per $1,000 principal amount of notes (which represents an equivalent initial conversion price of approximately $9.90 per share), subject to adjustment upon the occurrence of certain events, at any time prior to the close of business on the business day immediately preceding the maturity date of the notes. The Company must pay the conversion price of the notes in common stock. If the holders of the notes do not convert prior to maturity, the Company will retire the debt in cash. These notes are guaranteed by American. In the case of the Senior Secured Notes, an additional alternative is to pay a higher rate of interest on such notes until such time, if any, as the loan to value ratio is below the specified threshold.

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

Specifically, the Company is required to meet certain collateral coverage tests on a periodic basis on three financing transactions: (1) 10.5% $450 million Senior Secured Notes due 2012, (2) Senior Secured Notes, and (3) 2005 Spare Engine EETC due in 2012, as described below:

	(1) 10.5% $450M Senior Secured Notes		(2) Senior Secured Notes	(3) 2005 Spare Engine EETC
Frequency of Appraisals	Semi-Annual (April and October)		Semi-Annual (June and December, commencing December 2011)	Semi-Annual (April and October)

LTV Requirement	43%; failure to meet collateral test requires posting of additional collateral	1.5x Collateral valuation to
amount of debt outstanding
(67% LTV); failure to meet
collateral test results in
American paying 2% additional
interest until the ratio is at least
1.5x; additional collateral can
be posted to meet this
			requirement	32.8% applicable to the one Tranche only; failure to meet collateral test requires posting of additional cash collateral
LTV as of Last Measurement Date	44.1%		65.5%	31.8%
Collateral Description	143 aircraft consisting of:			87 spare aircraft engines consisting of:
Type	# of Aircraft	Generally, certain route

authorities, take-off and landing

slots, and rights to airport
facilities used by American to
operate certain services
between the U.S. and London
Heathrow, Tokyo Narita/
Haneda, and China

	MD-80	74		Engine/Associated Aircraft	# of
	B757-200	41		JT8D-219/MD-80	47
	B767-200ER	3		RB211-535E4B/B757-200	22
	B767-300ER	25		CF6-80A/B767-200ER	3
	TOTAL	143		CF6-80C2 B6/B767-300ER	12
				CF6-80C2 A5/A300	3
				TOTAL	87

At December 31, 2011, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes and the 2005 Spare Engine EETC, and was not in compliance with the most recently completed collateral coverage test for the 10.5% $450 million Senior Secured Notes due 2012. The Company has not remedied the covenant due to the ongoing Chapter 11 proceedings. The Company continues to monitor compliance with the Senior Secured Notes and the 2005 Spare Engine EETC covenants and, if needed, intends to take necessary steps as permitted by the Bankruptcy Court, to maintain compliance.

Cash payments for interest, net of capitalized interest, were $747 million, $735 million and $631 million for 2011, 2010 and 2009, respectively.

Almost all of the Company’s aircraft assets (including aircraft and aircraft-related assets eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered, and the Company has a very limited quantity of assets which could be used as collateral in financing.

The Debtors cannot predict the impact, if any, that the Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 to the consolidated financial statements.

8.     Financial Instruments and Risk Management

Fuel Price Risk Management     As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2011, the Company had fuel derivative contracts outstanding covering 16 million barrels of jet fuel that will be settled over the next 12 months. A deterioration of the Company’s liquidity position and its Chapter 11 filing may negatively affect the Company’s ability to hedge fuel in the future.

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

For the years ended December 31, 2011, 2010 and 2009, the Company recognized net gains (losses) of approximately $335 million, ($142) million and $(651) million, respectively, as a component of Aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The fair value of the Company’s fuel hedging agreements at December 31, 2011 and 2010, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $80 million and $257 million, respectively. As of December 31, 2011, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $11 million in net gains (based on prices as of December 31, 2011) related to its fuel derivative hedges.

The impact of cash flow hedges on the Company’s consolidated financial statements for the years ending December 31, 2011 and 2010, respectively, is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)
Asset Derivatives as of December 31,				Liability Derivatives as of December 31,
2011		2010		2011		2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Fuel derivative contracts	$ 97	Fuel derivative contracts	$ 269	Accrued liabilities	$ 2	Accrued liabilities	$ -

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative[1]		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1]		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2]
2011	2010		2011	2010		2011	2010

$190	$72	Aircraft Fuel	$313	$(144)	Aircraft Fuel	$ 28	$ 2

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

As of December 31, 2011, the Company had received collateral of $0.5 million which is included in short-term investments.

Fair Values of Financial Instruments The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$2,952	$2,647	$5,114	$4,562
Enhanced equipment trust certificates	1,942	1,927	2,002	2,127
6.0% - 8.5% special facility revenue bonds 7.50% senior secured notes	1,436 1,000	1,230 711	1,641 -	1,657 -
AAdvantage Miles advance purchase	890	902	890	903
6.25% senior convertible notes	-	-	460	526
9.0% - 10.20% debentures	-	-	214	207
7.88% - 10.55% notes	-	-	211	209

	$8,220	$7,417	$10,532	$10,191

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$1,456	$1,123	$-	$-
Enhanced equipment trust certificates	-	-	-	-
6.0% - 8.5% special facility revenue bonds	186	37	-	-
7.50% senior secured notes	-	-	-	-
AAdvantage Miles advance purchase	-	-	-	-
6.25% senior convertible notes	460	101	-	-
9.0% - 10.20% debentures	214	46	-	-
7.88% - 10.55% notes	166	34	-	-

	$2,482	$1,341	$-	$-

9.         Income Taxes

The significant components of the income tax provision (benefit) were (in millions);

	Year Ended December 31,
	2011	2010	2009
Current	$(25)	$(5)	$(36)
Deferred	25	(30)	(248)

Income tax benefit	$0	$(35)	$(284)

The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Statutory income tax provision expense/(benefit)	$(691)	$(177)	$(613)
State income tax expense/(benefit), net of federal tax effect	(37)	(1)	(41)
Meal expense	8	7	7
Change in valuation allowance	705	121	597
Tax benefit resulting from OCI allocation	0	0	(248)
Other, net	15	15	14

Income tax benefit	$(0)	$(35)	$(284)

The change in the valuation allowance reflects the recording by the Company in 2011, 2010 and 2009 of an income tax expense credit of approximately $0 million, $30 million and $36 million, respectively, resulting from the Company’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the American Recovery and Reinvestment Act of 2009), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of Accumulated other comprehensive income (loss), described in Note 13 to the consolidated financial statements. The total increase in the valuation allowance was $1.2 billion, $121 million, and $135 million in 2011, 2010, and 2009, respectively.

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

The components of AMR’s deferred tax assets and liabilities were (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Postretirement benefits other than pensions	$1,074	$1,056
Rent expense	325	333
Alternative minimum tax credit carryforwards	367	392
Operating loss carryforwards	2,389	2,271
Pensions	2,341	1,865
Frequent flyer obligation	681	630
Gains from lease transactions	28	55
Other	681	583

Total deferred tax assets	7,886	7,185
Valuation allowance	(4,148)	(2,990)

Net deferred tax assets	3,738	4,195

Deferred tax liabilities:
Accelerated depreciation and amortization	(3,543)	(3,985)
Other	(195)	(185)

Total deferred tax liabilities	(3,738)	(4,170)

Net deferred tax asset	$0	$25

At December 31, 2011, the Company had available for federal income tax purposes an AMT credit carryforward of approximately $367 million, which is available for an indefinite period, and federal net operating losses of approximately $7 billion for regular tax purposes, which will expire, if unused, beginning in 2022. These net operating losses include an unrealized benefit of approximately $666 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. The Company had available for state income tax purposes net operating losses of $3.8 billion, which expire, if unused, in years 2012 through 2027. The amount that will expire in 2012 is $9 million.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2004 through 2010 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and the Company is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. The Company believes that the effect of any additional assessment(s) will be immaterial to its consolidated financial statements.

Cash payments (refunds) for income taxes were $1 million, $(32) million and $6 million for 2011, 2010 and 2009, respectively.

Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding 50 percent during a 3-year period can potentially limit a company’s future use of net operating losses and tax credits. Chapter 11 proceedings could impact the availability and utilization of net operating losses and tax credits. Based on available information, the Company believes it is not currently subject to the Section 382 Limitation.

The Company has an unrecognized tax benefit of approximately $6 million, which did not change during the twelve months ended December 31, 2011. Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but was not significant at December 31, 2011.

The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2011	2010

Unrecognized Tax Benefit at January 1	$6	$6
No Activity	0	0

Unrecognized Tax Benefit at December 31	$6	$6

The Company estimates that the unrecognized tax benefit will not significantly change within the next twelve months.

10.         Share Based Compensation

Prior to the Petition Date, the Company adopted certain plans which provide for the issuance of common stock in connection with the exercise of stock options and for other stock-based awards. AMR has granted stock compensation under three plans: the 1998 Long Term Incentive Plan (the 1998 Plan), the 2003 Employee Stock Incentive Plan (the 2003 Plan) and the 2009 Long Term Incentive Plan (the 2009 Plan). Collectively, the 1998 Plan and the 2009 Plan are referred to as the LTIP Plans.

The Company believes that all of its stock options will be cancelled as part of its emergence from Chapter 11. The following includes additional information about these plans as of December 31, 2011. It is expected that no future awards will be made under these plans.

Under the LTIP Plans, officers and key people of AMR and its subsidiaries were granted certain types of stock or performance based awards. At December 31, 2011, the Company had stock option awards, stock appreciation right (SAR) awards, performance share awards, deferred share awards and other awards outstanding under these plans. The total number of common shares authorized for distribution under the 1998 Plan and the 2009 Plan is 23,700,000 and 4,000,000 shares, respectively. The 1998 Plan expired by its terms in 2008.

The Company established the 2003 Plan to provide equity awards to employees. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. At December 31, 2011, the Company had stock options and deferred awards outstanding under this plan. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.

In 2011, 2010 and 2009 the total charge for share-based compensation expense included in Wages, salaries and benefits expense was $40 million, $53 million and $61 million, respectively. In 2011, 2010 and 2009, the amount of cash used to settle equity instruments granted under share-based compensation plans was $2 million, $2 million and $1 million, respectively.

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

	2011	2010	2009
Expected volatility	73.5% to 75.4%	74.4% to 75.9%	73.6% to 76.7%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	0.90% to 2.11%	1.18% to 2.58%	2.33% to 2.46%
Annual forfeiture rate	10.0%	10.0%	10.0%

A summary of stock option/SARs activity under the LTIP Plans and the 2003 Plan as of December 31, 2011, and changes during the year then ended is presented below:

	LTIP Plans		The 2003 Plan
	Options/SARs	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	15,384,288	$13.99	13,208,383	$5.66
Granted	2,556,305	6.51	-	-
Exercised	(38,720)	4.56	(51,751)	5.00
Forfeited or Expired	(4,092,032)	21.80	(73,727)	6.52

Outstanding at December 31	13,809,841	$10.31	13,082,905	$5.66

Exercisable at December 31	6,341,822	$14.55	13,082,905	$5.66

Weighted Average Remaining Contractual Term of Options Outstanding (in years)	6.6		1.4

Aggregate Intrinsic Value of Options Outstanding	$0		$0

The aggregate intrinsic value of all vested options/SARs is $0 and those options have an average remaining contractual life of 2.5 years. The weighted-average grant date fair value of options/SARs granted during 2011, 2010 and 2009 was $3.59, $3.97 and $2.54, respectively. The total intrinsic value of options/SARs exercised during 2011, 2010 and 2009 was less than $1 million, $1 million and less than $1 million, respectively.

A summary of the status of the Company’s non-vested options/SARs under all plans as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

		Weighted
	Options/SARs	Average Grant Date Fair Value
Outstanding at January 1	8,096,002	$3.83
Granted	2,556,305	3.59
Vested	(2,195,172)	4.46
Forfeited	(989,116)	3.59

Outstanding at December 31	7,468,019	$3.59

As of December 31, 2011, there was $11 million of total unrecognized compensation cost related to non-vested stock options/SARs granted under the LTIP Plans and the 2003 Plan that is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of stock options/SARs vested during the years ended December 31, 2011, 2010 and 2009, was $7 million, $11 million and $10 million, respectively.

Cash received by the Company from exercise of stock options for the years ended December 31, 2011, 2010 and 2009, was $1 million for each of those years. No tax benefit was realized as a result of stock options/SARs exercised in 2011 due to the tax valuation allowance discussed in Note 9.

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

Activity during 2011 for performance awards accounted for as equity awards was:

	Awards	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	9,290,446
Granted	795,305
Settled	(1,392,447)
Forfeited or Expired	(2,351,609)

Outstanding at December 31	6,341,695	0.8	$2,219,593

The aggregate intrinsic value represents the Company’s current estimate of the number of shares (6,341,695 shares at December 31, 2011) that will ultimately be distributed for outstanding awards computed using the market value of the Company’s common stock at December 31, 2011. The weighted-average grant date fair value per share of performance share awards granted during 2011, 2010, and 2009 was $6.58, $7.01 and $4.53, respectively. The total fair value of equity awards settled during the year ended December 31, 2011 was $7 million. As of December 31, 2011, there was $9 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized over a period of 1.2 years.

Deferred Share Awards The distribution of deferred share awards granted under the LTIP Plans is based solely on a requisite service period (generally 36 months). Career equity awards granted to certain employees of the Company vest upon the retirement of those individuals. The fair value of each deferred award is based on AMR’s stock price on the measurement date.

Activity during 2011 for deferred awards accounted for as equity awards was:

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	8,724,559
Granted	1,068,391
Settled	(1,416,519)
Forfeited or Expired	(1,105,410)

Outstanding at December 31	7,271,021	1.6	$2,544,858

The weighted-average grant date fair value per share of deferred awards granted during 2011, 2010 and 2009 was $6.29, $7.05 and $4.57, respectively. The total fair value of awards settled during the years ended December 31, 2011, 2010 and 2009 was $1 million, $3 million and $3 million, respectively. As of December 31, 2011, there was $15 million of total unrecognized compensation cost related to deferred awards that is expected to be recognized over a weighted average period of 2.1 years.

Other Awards As of December 31, 2011, certain performance share agreements and deferred share award agreements were accounted for as a liability, or as equity, as appropriate, in the consolidated balance sheet as the plans only permit settlement in cash or the awards required that the employee meet certain performance conditions which were not subject to market measurement. As a result, awards under these agreements are marked to current market value. As of December 31, 2011, the aggregate intrinsic value of these awards was $1 million and the weighted average remaining contractual term of these awards was 2.2 years. The total fair value of awards settled during the years ended December 31, 2011, 2010 and 2009 was $2 million, $2 million, and $1 million respectively. As of December 31, 2011, there was $1 million of total unrecognized compensation cost related to other awards that is expected to be recognized over a weighted average period of 2.3 years.

Due to its Chapter 11 filings, the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

11.         Retirement Benefits

All employees of the Company may participate in pension plans if they meet the plans’ eligibility requirements. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. The Company uses a December 31 measurement date for all of its defined benefit plans. American’s pilots also participate in a defined contribution plan for which Company contributions are determined as a percentage (11 percent) of participant compensation. Certain non-contract employees (including all new non-contract employees) participate in a defined contribution plan in which the Company will match the employees’ before-tax contribution on a dollar-for-dollar basis, up to 5.5 percent of their pensionable pay. The effect of the Chapter 11 Cases on the Company’s obligations for retirement benefits cannot be predicted at this time.

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

The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2011 and 2010, and a statement of funded status as of December 31, 2011 and 2010 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2011	2010	2011	2010
Reconciliation of benefit obligation
Obligation at January 1	$12,968	$12,003	$3,097	$2,827
Service cost	386	366	61	60
Interest cost	757	737	174	165
Actuarial (gain) loss	1,237	442	(63)	263
Plan amendments	-	1	(3)	(78)
Benefit payments	(780)	(581)	(144)	(140)

Obligation at December 31	$14,568	$12,968	$3,122	$3,097

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$7,773	$7,051	$234	$206
Actual return on plan assets	614	837	(6)	17
Employer contributions	525	466	121	151
Benefit payments	(780)	(581)	(144)	(140)

Fair value of plan assets at December 31	$8,132	$7,773	$205	$234

Funded status at December 31	$(6,436)	$(5,195)	$(2,917)	$(2,863)

Amounts recognized in the consolidated balance sheets
Current liability	$2	$8	$147	$173
Noncurrent liability	6,434	5,187	2,770	2,690

	$6,436	$5,195	$2,917	$2,863

Amounts recognized in other comprehensive loss
Net actuarial loss (gain)	$4,179	$3,052	$(181)	$(128)
Prior service cost (credit)	68	81	(179)	(205)

	$4,247	$3,133	$(360)	$(333)

For plans with accumulated benefit obligations exceeding the fair value of plan assets	Pension Benefits		Retiree Medical and Other Benefits

	2011	2010	2011	2010
Projected benefit obligation (PBO)	$14,568	$12,968	$-	$-
Accumulated benefit obligation (ABO)	12,935	11,508	-	-
Accumulated postretirement benefit obligation (APBO)	-	-	3,123	3,097
Fair value of plan assets	8,132	7,773	205	234
ABO less fair value of plan assets	4,803	3,735	-	-

At December 31, 2011 and 2010, pension benefit plan assets of $143 million and $264 million, respectively, and retiree medical and other benefit plan assets of $203 million and $232 million, respectively, were invested in shares of certain mutual funds.

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Pension Benefits
	2011	2010	2009
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$386	$366	$333
Interest cost	757	737	712
Expected return on assets	(657)	(593)	(566)
Amortization of:
Prior service cost	13	13	13
Settlement	-	-	-
Unrecognized net loss	154	154	145

Net periodic benefit cost for defined benefit plans	653	677	637
Defined contribution plans	179	168	168

	$832	$845	$805

	Retiree Medical and Other Benefits
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$61	$60	$59
Interest cost	174	165	179
Expected return on assets	(20)	(18)	(14)
Amortization of:
Prior service cost	(28)	(19)	(8)
Unrecognized net loss (gain)	(9)	(10)	(14)

Net periodic benefit cost	$178	$178	$202

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $250 million and $13 million, respectively. The estimated net gain and prior service credit for the retiree medical and other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $9 million and $29 million, respectively.

	Pension Benefits		Retiree Medical and Other Benefits
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.20%	5.80%	4.89%	5.69%
Salary scale (ultimate)	3.78	3.78	-	-

	Pension Benefits		Retiree Medical and Other Benefits
	2011	2010	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.80%	6.10%	5.69%	5.90%
Salary scale (ultimate)	3.78	3.78	-	-
Expected return on plan assets	8.50	8.50	8.50	8.50

As of December 31, 2011, the Company’s estimate of the long-term rate of return on plan assets was 8.25 percent based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets as of December 31, 2011, was approximately 8.58 percent.

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

The fair values of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category are as follows:

	Fair Value Measurements at December 31, 2011 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Category
Cash and cash equivalents	$160	$–	$–	$160
Equity securities
International markets (a)(b)	1,939	–	–	1,939
Large-cap companies (b)	1,462	–	–	1,462
Mid-cap companies (b)	221	–	–	221
Small-cap companies(b)	17	–	–	17
Fixed Income
Corporate bonds (c)	–	1,866	–	1,866
Government securities (d)	–	1,205	–	1,205
U.S. municipal securities	–	52	–	52
Alternative investments
Private equity partnerships (e)	–	–	920	920
Common/collective and 103-12 investment trusts (f)	–	172	–	172
Insurance group annuity contracts	–	–	2	2
Dividend and interest receivable	42	–	–	42
Due to/from brokers for sale of securities - net	72	–	–	72
Other assets – net	2	–	–	2

Total	$3,915	$3,295	$922	$8,132

a)

Holdings are diversified as follows: 22 percent United Kingdom, 10 percent Japan, 9 percent France, 7 percent Switzerland, 6 percent Germany, 5 percent Netherlands, 5 percent Republic of Korea, 13 percent emerging markets and the remaining 23 percent with no concentration greater than 5 percent in any one country.

b)	There are no significant concentration of holdings by company or industry.
c)

Includes approximately 83 percent investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 17 percent investments in corporate debt with an S&P rating A or higher. Holdings include 80 percent U.S. companies, 18 percent international companies and 2 percent emerging market companies.

d)

Includes approximately 89 percent investments in domestic government securities and 11 percent in emerging market government securities. There are no significant foreign currency risks within this classification.

e)

Includes limited partnerships that invest primarily in U.S. (92%) and European (8%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 1 to 10 years. Additionally, the Master Trust has future funding commitments of approximately $335 million over the next 10 years.

f)

Investment includes 71% in an emerging market 103-12 investment trust with investments in emerging country equity securities, 16% in Canadian segregated balanced value, income growth and diversified pooled funds and 13% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements at December 31, 2010 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Category
Cash and cash equivalents	$269	$–	$–	$269
Equity securities
International markets (a)(b)	2,025	–	–	2,025
Large-cap companies (b)	1,557	–	–	1,557
Mid-cap companies (b)	152	–	–	152
Small-cap companies(b)	37	–	–	37
Fixed Income
Corporate bonds (c)	–	1,593	–	1,593
Government securities (d)	–	1,194	–	1,194
U.S. municipal securities	–	39	–	39
Alternative investments
Private equity partnerships (e)	–	–	795	795
Common/collective and 103-12 investment trusts (f)	–	145	–	145
Interest rate swap contracts – net(g)	–	(74)	–	(74)
Insurance group annuity contracts	–	–	3	3
Dividend and interest receivable	37	–	–	37
Due to/from brokers for sale of securities—net	(11)	–	–	(11)
Swap income receivable	8	–	–	8
Other assets – net	4	–	–	4

Total	$4,078	$2,897	$798	$7,773

a)

Holdings are diversified as follows: 20 percent United Kingdom, 14 percent Japan, 9 percent France, 8 percent Switzerland, 7 percent Germany, 5 percent Netherlands, 11 percent emerging markets and the remaining 26 percent with no concentration greater than 5 percent in any one country.

b)	There are no significant concentration of holdings by company or industry.
c)

Includes approximately 82 percent investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 18 percent investments in corporate debt with an S&P rating A or higher. Holdings include 81 percent U.S. companies, 16 percent international companies and 3 percent emerging market companies.

d)

Includes approximately 87 percent investments in domestic government securities and 13 percent in emerging market government securities. There are no significant foreign currency risks within this classification.

e)

Includes limited partnerships that invest primarily in U.S. (92%) and European (8%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 1 to 10 years. Additionally, the Master Trust has future funding commitments of approximately $389 million over the next 10 years.

f)

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

g)	Includes four interest rate swap agreements with notional value of $760 million and fair value of $75 million representing 99% of the balance.

Not included in the above tables are receivables and payables for foreign currency forward contracts and futures contracts which net to approximately $2 million and collateral held on loaned securities and the obligation to return collateral on loaned securities which effectively net to zero.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2011, were as follows:

	Private Equity Partnerships	Insurance Group Annuity Contracts

Beginning balance at December 31, 2010	795	$3
Actual return on plan assets:
Relating to assets still held at the reporting date	53	-
Relating to assets sold during the period	48	-
Purchases	146
Sales	(122)	(1)

Ending balance at December 31, 2011	$920	$2

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2010, were as follows:

	Private Equity Partnerships	Insurance Group Annuity Contracts

Beginning balance at December 31, 2009	$744	$3
Actual return on plan assets:
Relating to assets still held at the reporting date	1	-
Relating to assets sold during the period	69	-
Purchases, sales, settlements (net)	(19)	-

Ending balance at December 31, 2010	$795	$3

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2011 by asset category were as follows:

	Fair Value Measurements at December 31, 2011 (in millions)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Category
Money market fund	$4	$–	$–	$4
Unitized mutual funds	–	201	–	201

Total	$4	$201	$–	$205

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2010 by asset category were as follows:

	Fair Value Measurements at December 31, 2010 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Category
Money market fund	$4	$–	$–	$4
Unitized mutual funds	–	230	–	230

Total	$4	$230	$–	$234

Investments in the unitized mutual funds are carried at the per share net asset value and include approximately 27 percent of investments in non-U.S. common stocks in 2011 and approximately 27 percent of investments in non-U.S. common stocks in 2010. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination. Investments in the money market fund are valued at fair value which represents the net assets value of the shares of such fund as of the close of business at the end of the period.

	2011	2010

Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	7.50%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2018

A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent Increase	One Percent Decrease

Impact on 2011 service and interest cost	20	(22)
Impact on postretirement benefit obligation as of December 31, 2011	248	(251)

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

As a result of the Chapter 11 Cases, AMR contributed $6.5 million to its defined benefit pension plans on January 13, 2012 to cover the post-petition period of November 29, 2011 to December 31, 2011. As a result of only contributing the post-petition portion of the required contribution, the Pension Benefit Guaranty Corporation filed a lien against certain assets of the Company. The Company’s 2012 contribution to its defined benefit pension plans is subject to the Chapter 11 proceedings.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Retiree Medical and Other

2012	$513	$147
2013	687	155
2014	733	162
2015	813	168
2016	823	178
2017 – 2021	5,337	1,071

12.         Intangible Assets

The Company has recorded international slot and route authorities of $708 million as of December 31, 2011 and 2010. The Company considers these assets indefinite life assets and as a result, they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such triggering events may include significant changes to the Company’s network or capacity, or the implementation of open skies agreements in countries where the Company operates flights.

As there is minimal market activity for the valuation of routes and international slots and landing rights, the Company measures fair value with inputs using the income approach. The income approach uses valuation techniques, such as future cash flows, to convert future amounts to a single present discounted amount. The inputs utilized for these valuations are unobservable and reflect the Company’s assumptions about market participants and what they would use to value the routes and accordingly are considered Level 3 in the fair value hierarchy. The Company’s unobservable inputs are developed based on the best information available as of December 31, 2011.

The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2011
		Accumulated
	Cost	Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$515	$364	$151
Gate lease rights	160	125	35

Total	$675	$489	$186

	2010
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$515	$344	$171
Gate lease rights	182	129	53

Total	$697	$473	$224

Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Company recorded amortization expense related to these intangible assets of approximately $27 million, $28 million, and $28 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company expects to record annual amortization expense averaging approximately $22 million in each of the next five years related to these intangible assets.

13.         Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit/ (Expense)	Total

Balance at December 31, 2010	$(2,800)	(5)	153	$(103)	$(2,755)
Current year change	(1,216)	–			(1,216)
Amortization of actuarial loss and prior service cost	130	–	–	–	130
Reclassification of derivative financial instruments into earnings	–	–	(313)	–	(313)
Change in fair value of derivative financial instruments	–	–	190	–	190

Balance at December 31, 2011	$(3,886)	$(5)	$30	$(103)	$(3,964)

As of December 31, 2011, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $11 million in net gains (based on prices as of December 31, 2011) related to its fuel derivative hedges.

Amounts allocated to other comprehensive income for income taxes as further described in Note 9 will remain in Accumulated other comprehensive income until the Company ceases all related activities, such as termination of the pension plan.

14.         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	000000	000000	000000
	Year Ended December 31,
	2011	2010	2009
Numerator:
Net earnings (loss) – numerator for basic earnings (loss) per share	$(1,979)	$(471)	$(1,468)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	335	333	294

Effect of dilutive securities:
Employee options and shares	-	-	-
Assumed treasury shares purchased	-	-	-

Diluted potential common shares	-	-	-

Denominator for diluted earnings loss per share – weighted-average shares	335	333	294

Basic earnings (loss) per share	$(5.91)	$(1.41)	$(4.99)

Diluted earnings (loss) per share	$(5.91)	$(1.41)	$(4.99)

The following were excluded from the calculation:
Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	51	57	19
Employee stock options because the options’ exercise price was greater than the average market price of the shares	20	12	18

15.         Segment Reporting

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

Revenues from other segments are below the quantitative threshold for determining reportable segments and consist primarily of revenues from Americas Ground Services, Inc. The difference between the financial information of the Company’s one reportable segment and the financial information included in the accompanying consolidated statements of operations and balance sheets as a result of these entities is not material.

The Company’s operating revenues by geographic region (as defined by DOT) are summarized below (in millions):

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009

DOT Domestic	$13,804	$13,081	$11,974
DOT Latin America	5,460	4,619	4,114
DOT Atlantic	3,499	3,365	2,973
DOT Pacific	1,216	1,105	856

Total consolidated revenues	$23,979	$22,170	$19,917

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

16.         Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2011 and 2010 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Operating revenues	$5,533	$6,114	$6,376	$5,956
Operating income (loss)	(232)	(78)	39	(783)
Net earnings (loss)	(436)	(286)	(162)	(1,095)
Earnings (loss) per share:
Basic	(1.31)	(0.85)	(0.48)	(3.27)
Diluted	(1.31)	(0.85)	(0.48)	(3.27)

2010
Operating revenues	$5,068	$5,674	$5,842	$5,586
Operating income (loss)	(298)	196	342	68
Net earnings (loss)	(505)	(11)	143	(97)
Earnings (loss) per share:
Basic	(1.52)	(0.03)	0.43	(0.29)
Diluted	(1.52)	(0.03)	0.39	(0.29)

The first quarter 2010 results include a loss of $53 million related to a currency remeasurement due to the devaluation of Venezuelan currency from 2.15 bolivars per U.S. dollar to 4.30 bolivars per U.S. dollar.

The Company’s fourth quarter 2010 performance includes an impairment charge of approximately $28 million to write down certain route and slot authorities in Latin America.

The first quarter 2011 results include a loss of $31 million in non-recurring non-cash charges related to certain sale/leaseback transactions.

The Company’s fourth quarter 2011 performance reflects restructuring charges and special items consisting of $768 million, including $725 million related to the impairment of certain aircraft and gates and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flier liability.

17.         AMR Eagle Divestiture

On August 11, 2011, AMR Eagle filed a Form 10 registration statement (subsequently amended on September 26, 2011 and October 6, 2011) with the Securities and Exchange Commission in connection with a potential spin-off of AMR Eagle.

As contemplated by the Form 10, on August 31, 2011, American entered into a Master Purchase Agreement (the Purchase Agreement) with Eagle and Executive under which Eagle sold to American 47 CRJ-700 Jet Aircraft and 216 Embraer 135, 140 and 145 Jet Aircraft, including the engines installed on each such aircraft and other related assets (each, a Jet Aircraft). In addition, American purchased from Eagle and Executive certain specified fixed assets, generally consisting of equipment and leasehold improvements owned by Eagle or Executive and used in connection with the regional flight operations conducted by Eagle and Executive on American’s behalf and the ground handling operations of Eagle and Executive (collectively, the Other Assets).

Each Jet Aircraft was purchased by American on the date of delivery of such aircraft to American, and the Other Assets was purchased by American ten days after delivery of the last Jet Aircraft to American, or November 27, 2011. Delivery of the Jet Aircraft began on August 31, 2011, and the last Jet Aircraft was delivered on November 17, 2011. Following the delivery of each Jet Aircraft, American has leased the Jet Aircraft to Eagle, and Eagle continues to provide certain regional flight operations to American.

American has taken each Jet Aircraft subject to, and Eagle has been released from, all outstanding indebtedness relating to such Jet Aircraft. The indebtedness related to the Jet Aircraft consists of individual notes for each Jet Aircraft. The notes are secured by the related Jet Aircraft and certain other assets, have either fixed or floating interest rates and mature over various periods through 2023. As of December 31, 2011, the fixed rate notes had effective interest rates ranging from 4.25% to 7.50% and the floating rate notes had effective interest rates ranging from 2.247% to 3.261%. The notes include customary terms and conditions, including customary events of default and certain cross-default provisions.

As of the end of 2011, the net book value of such transferred Jet Aircraft was $2.3 billion, and the aggregate outstanding indebtedness (net of discount) associated with such transferred Jet Aircraft was $2.1 billion, including liabilities classified as not subject to compromise and liabilities classified as subject to compromise.

As a result of the Chapter 11 Cases, AMR’s planned divestiture of AMR Eagle has been placed on hold, pending the outcome of the restructuring.

18.         Subsequent Events

On February 1, 2012, the Company announced the principal terms of a new business plan. The chief components of this business plan include targets of an annual $2 billion in cost savings and $1 billion in revenue enhancement. The business plan contemplates, among other things, reducing headcount by approximately 13,000, terminating American’s defined benefit pension plans, and discontinuing subsidized retiree medical coverage for current employees.

The Company may incur significant accounting charges as a result of the business plan, including severance costs and pension related curtailment or settlement charges. The business plan will require collaboration with the Creditors Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, the business plan will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of such charges or the portion of these charges that will result in future cash expenditures.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. During the quarter ending on December 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears below.

/s/ Thomas W. Horton
Thomas W. Horton Chairman and Chief Executive Officer

/s/ Isabella D. Goren
Isabella D. Goren Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AMR Corporation (Debtor and Debtor-in-Possession)

We have audited AMR Corporation’s (Debtor and Debtor-in-Possession) (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMR Corporation (Debtor and Debtor-in-Possession) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 of the Company and our report dated February 15, 2012 expressed an unqualified opinion thereon and included an explanatory paragraph concerning matters related to the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Dallas, Texas

February 15, 2012

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is a brief biography of each of the current members of our Board of Directors.

Thomas W. Horton (Age 50). Director since 2011. Mr. Horton was named Chairman and Chief Executive Officer of AMR and American in November 2011, succeeding Gerard J. Arpey, and also continues to serve as President of AMR and American. Previously, Mr. Horton served as Executive Vice President – Finance and Planning and Chief Financial Officer of AMR and American starting in March 2006 upon returning to American from AT&T Corp., and was promoted to President in July 2010. At AT&T Corp., he served as Vice Chairman and Chief Financial Officer. Mr. Horton initially joined American in 1985 and held a range of senior financial positions with American. From 1998 to 2000, he was vice president responsible for the airline’s Europe business, based in London. In January 2000, Mr. Horton became Senior Vice President and Chief Financial Officer of AMR. Mr. Horton serves on the Board of Directors of Qualcomm, Inc. He therefore brings to the Board extensive and unique Company and industry experience. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and the airline industry are critical to Board discussions and our success.

John W. Bachmann (Age 73). Director since 2001. Mr. Bachmann began his career at Edward Jones, one of the world’s largest retail brokerage firms, in 1959. He has served in many capacities at the firm, including as its Managing Partner from 1980 to 2003. He has been Senior Partner at Edward Jones since January 2004. With his long history at Edward Jones and as its leader for many years, Mr. Bachmann has extensive financial, capital markets, strategic and executive leadership experience. He is also Senior Council Board Member of the United States Chamber of Commerce. He previously served as a director of the Monsanto Company and the National Association of Securities Dealers. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He is a resident of St. Louis, Missouri, one of our important markets. His background and experience make him an effective member of the Board and its Audit and Diversity committees, and a strong Chairman of the Audit Committee.

Stephen M. Bennett (Age 57). Director since 2011. In 2011, Mr. Bennett was elected Non-Executive Chairman of Symantec Corporation, one of the world’s largest software companies providing security, storage and systems management solutions. Previously, Mr. Bennett was Chief Executive Officer of Intuit Inc., a provider of innovative business and financial management solutions, from 2000 until his retirement in December 2007. Prior to Intuit, Mr. Bennett held several significant leadership positions at General Electric Company for more than 23 years, including Executive Vice President and Member of the Board of Directors for GE Capital, the financial services subsidiary of General Electric. He has served as a director of Symantec since 2010 and is also a director of Qualcomm. Mr. Bennett brings to the Board extensive leadership, consumer industry and technical experience through his former role as Chief Executive Officer of Intuit, executive management positions at General Electric and service on technology boards. His background and experience make him an effective member of the Board and its Audit Committee.

Armando M. Codina (Age 65). Director since 1995. Since January 1, 2011, Mr. Codina has been the Chairman and Chief Executive Officer of Codina Partners, LLC, a real estate investment and development firm based in Coral Gables, Florida. Mr. Codina formed Codina Partners in 2009 and through this entity and its affiliates is engaged in multiple real estate development and investment activities. Previously, he led the growth of Codina Group, a large South Florida-based commercial real estate firm, for 26 years as its founder, Chairman and Chief Executive Officer. In 2006, Codina Group merged with Florida East Coast Industries (FECI) and became FECI’s full-service real estate business, Flagler Development Group. He served as Flagler’s Chairman, Chief Executive Officer and President until September 2008, and as its Chairman until December 2010. Prior to founding Codina Group, he served as President of Professional Automated Services, Inc., which provided data processing services to physicians. Mr. Codina’s extensive experience in commercial real estate and business provides significant insight into the real estate, business, strategic and other issues we face. He is also a director of The Home Depot, Inc., and he previously served as a director of Bell South Corporation, General Motors Corporation, Merrill Lynch & Co., Inc. and FECI. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. His deep roots in Florida also provide important perspective of one of our largest and most important markets. His background and experience make him an effective member of the Board and its Nominating/Corporate Governance Committee, and a strong Lead Director.

Alberto Ibargüen (Age 67). Director since 2008. Mr. Ibargüen has served as President and Chief Executive Officer of the John S. and James L. Knight Foundation since July 2005. In this role, he has led the foundation’s support of journalism and civic advancement in 26 U.S. communities. Previously, Mr. Ibargüen served as Chairman of Miami Herald Publishing Co. from 1998 to 2005, a Knight Ridder subsidiary, and as publisher of The Miami Herald and of El Nuevo Herald. He therefore brings extensive media, philanthropic, strategic and executive leadership experience to the Board. He is a director of PepsiCo, Inc., AOL Inc. and the World Wide Web Foundation (based in Switzerland). He previously served as a director of NCL Corporation Ltd. and on the Advisory Committee of the Public Company Accounting Oversight Board. He is also a former Chairman of the Board of the Public Broadcasting Service and the Newseum in Washington, D.C. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He is a resident of Miami, Florida, one of our largest and most important markets. His background and experience make him an effective member of the Board and its Audit and Diversity committees.

Ann M. Korologos (Age 70). Director since 1990. Mrs. Korologos has held several important posts in the U.S. government, including U.S. Secretary of Labor from 1987 to 1989, and Under Secretary of the Department of Interior and Assistant Secretary of the Treasury before that. She most recently served as Chairman of the Board of Trustees of RAND Corporation, an international public policy research organization, from April 2004 to April 2009. From September 1989 until May 1990, Mrs. Korologos served as Chairman of the President’s Commission on Aviation Security and Terrorism. She has served as Chairman Emeritus of The Aspen Institute since August 2004, where she has served on its Board of Trustees since 1989. She also was Senior Advisor for Benedetto, Gartland & Company from 1996 to 2005. With her leadership roles in political, financial and other fields, Mrs. Korologos brings to our Board extensive public policy, financial, strategic and executive leadership experience. Mrs. Korologos is also a director of Harman International Industries, Incorporated, Host Hotels & Resorts, Inc. (formerly, Host Marriott Corporation), Vulcan Materials Company and Kellogg Company. She previously served as a director of Microsoft Corporation. Her experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. She is also a resident of Washington, D.C., one of our important markets. Her background and experience make her an effective member of the Board and its Diversity Committee.

Michael A. Miles (Age 72). Director since 2000. Since 1995, Mr. Miles has been a Special Limited Partner and a member of the Advisory Board of Forstmann Little & Co., a New York-based private equity firm. Previously, he was Chairman and Chief Executive Officer of Philip Morris Companies Inc. from 1991 until his retirement in 1994, and he served as Chairman and Chief Executive Officer of Kraft Foods, Inc. before that. With roles at these and other companies, he brings extensive business, financial, strategic and executive leadership experience to the Board. Mr. Miles is also a director of Time Warner Inc., and he previously served as a director of Citadel Broadcasting Corporation, Dell Inc. and Morgan Stanley. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He also resides in the Chicago area, one our largest and most important markets. His background and experience make him an effective member of the Board and its Compensation Committee and a strong Chairman of that committee.

Philip J. Purcell (Age 68). Director since 2000. Mr. Purcell became President and Chief Operating Officer of Dean Witter Discover & Co. in 1982. He became Chairman and Chief Executive Officer of Dean Witter Discover in 1986 until it acquired Morgan Stanley Group, Inc. in 1997. He then served as Chairman and Chief Executive Officer of Morgan Stanley until he retired in July 2005. Mr. Purcell has been the President of private equity firm Continental Investors, LLC since January 2006. With his leadership roles at major financial services companies and a private equity firm, Mr. Purcell has extensive financial, capital markets, strategic and executive leadership experience. He also previously served as a director of the New York Stock Exchange, including as its Vice Chairman during 1995 and 1996. His experience as a Chairman and director of these and other companies provides important insights into corporate governance and board functions. He also resides in the Chicago area, one our largest and most important markets. His background and experience make him an effective member of the Board and its Compensation and Nominating/Corporate Governance committees.

Ray M. Robinson (Age 64). Director since 2005. Mr. Robinson started his career at AT&T in 1968, and prior to his retirement in 2003, he held several executive positions, including President of the Southern Region, its largest region, President and Chief Executive Officer of AT&T Tridom, Vice President of Operations for AT&T Business Customer Care, Senior Vice President of AT&T Outbound Services and Vice President of AT&T Public Relations. Since 2003, Mr. Robinson has served as Chairman of Citizens Trust Bank of Atlanta, Georgia, the largest African American-owned bank in the southeast U.S. and the nation’s second largest. With his numerous executive leadership positions, Mr. Robinson has extensive technology, banking, communications, strategic and executive leadership experience. Mr. Robinson is also a director of Aaron’s, Inc., Acuity Brands, Inc., Avnet, Inc. and RailAmerica Inc., and he previously served as a director of ChoicePoint Inc. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He resides in the Atlanta, Georgia area, an important business center, where he has been Vice Chairman of the East Lake Community Foundation since November 2003. His background and experience make him an effective member of the Board and its Audit and Nominating/Corporate Governance committees.

Dr. Judith Rodin (Age 67). Director since 1997. Dr. Rodin has served as President of The Rockefeller Foundation since March 2005. The foundation, founded in 1913, supports efforts to combat global social, economic, health and environmental challenges. From 1994 to 2004, Dr. Rodin led the University of Pennsylvania through a period of significant growth as its President. Before that, at Yale University, she chaired the Department of Psychology, served as Dean of the Graduate School of Arts and Sciences and Provost, and she was a faculty member for 22 years. As the leader of important philanthropic and higher learning institutions, Dr. Rodin has extensive educational, philanthropic, strategic and executive leadership experience. Dr. Rodin is also a director of Citigroup Inc. and Comcast Corporation. Her experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. She is a resident of New York City, one of our most important markets. Her background and experience make her an effective member of the Board and its Compensation Committee.

Matthew K. Rose (Age 52). Director since 2004. Mr. Rose has been Chairman and Chief Executive Officer of BNSF Railway Company, one of the largest freight rail systems in North America, since 2000. He has also served as the Chairman and Chief Executive Officer of its parent, Burlington Northern Santa Fe, LLC (a subsidiary of Berkshire Hathaway Inc.) or its predecessors since 2002, and served as its President until November 2010. Before serving as its Chairman, Mr. Rose held several leadership positions there and at its predecessors, including President and Chief Executive Officer from 2000 to 2002, President and Chief Operating Officer from 1999 to 2000, and Senior Vice President and Chief Operations Officer from 1997 to 1999. As the Chairman and Chief Executive Officer of a major transportation company, Mr. Rose brings to the Board extensive business, financial, strategic and executive leadership experience in the transportation industry. He is also a director of AT&T, and he previously served as a director of Centex Corporation. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He lives in the Dallas-Fort Worth area, where our headquarters and principal hub are located. His background and experience make him an effective member of the Board and its Compensation Committee.

Roger T. Staubach (Age 70). Director since 2001. Mr. Staubach founded The Staubach Company, a large commercial real estate firm until its merger with Jones Lang LaSalle Incorporated in July 2008. He has served as a director and as Executive Chairman, Americas, of Jones Lang LaSalle Incorporated since the merger. Prior to that, he served as Executive Chairman of The Staubach Company from July 2007 to July 2008, and Chairman and Chief Executive Officer from 1982 to June 2007. A graduate of the United States Naval Academy in 1965, Mr. Staubach served four years as an officer in the U.S. Navy, and he played professional football from 1969 to 1979 with the Dallas Cowboys. Through his service as Chairman and/or Chief Executive Officer of two large commercial real estate firms, Mr. Staubach has extensive real estate, business, strategic and executive leadership experience. Mr. Staubach is also a director of Cinemark Holdings, Inc., and he previously served as a director of McLeod USA Incorporated. His experience as a director of these and other companies provides important insights into corporate governance and board functions. He lives in the Dallas-Fort Worth area, where our headquarters and principal hub are located. His background and experience make him an effective member of the Board and the Diversity Committee and a strong Chairman of that committee.

EXECUTIVE OFFICERS

Set forth below is a brief biography of each of our current executive officers. Information relating to Mr. Horton, our Chairman and Chief Executive Officer, is set forth above under “—Directors”.

Daniel P. Garton (Age 54). Daniel P. Garton was named President and Chief Executive Officer of AMR Eagle in June 2010. He is also an Executive Vice President of AMR and American. Mr. Garton served as Executive Vice President — Marketing of American from September 2002 to June 2010. He served as Executive Vice President — Customer Services of American from January 2000 to September 2002 and Senior Vice President — Customer Services of American from 1998 to January 2000. Prior to that, he served as President of AMR Eagle from 1995 to 1998. Except for two years service as Senior Vice President and Chief Financial Officer of Continental between 1993 and 1995, he has been with the Company in various management positions since 1984.

Gary F. Kennedy (Age 56). Mr. Kennedy was elected Senior Vice President and General Counsel of AMR and American in January 2003. He is also the Company’s Chief Compliance Officer. He served as Vice President — Corporate Real Estate of American from 1996 to January 2003. Prior to that, he served as an attorney and in various management positions at American since 1984.

Isabella D. Goren (Age 51). Ms. Goren was named Senior Vice President and Chief Financial Officer of AMR and American in July 2010. She served as Senior Vice President — Customer Relationship Marketing from March 2006 to July 2010. Prior to that, she served as Vice President Interactive Marketing and Reservations from July 2003 to March 2006, and as Vice President — Customer Services Planning from October 1998 to July 2003. She has been with the Company in various management positions since 1986.

There are no family relationships among the executive officers of the Company named above.

Other than the Chapter 11 Cases, none of the directors or executive officers has been a general partner or executive officer of a debtor in, or personally the subject of, a bankruptcy or similar proceeding during the past ten years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our directors and executive officers to file statements of beneficial ownership and changes in beneficial ownership of our common stock with the Securities and Exchange Commission (SEC), and to furnish us with copies of these statements. Based on our review of these statements and written representations that no other statements were required, we believe that our directors and executive officers complied with all these requirements during 2011. Based upon our review of their filings on Schedule 13G, we believe that the beneficial owners of more than 10 percent of our common stock are not required to file reports pursuant to Section 16(a) of the Exchange Act.

STANDARDS OF BUSINESS CONDUCT FOR EMPLOYEES AND DIRECTORS

We have adopted written Standards of Business Conduct that apply to all our employees. We designed the Standards of Business Conduct to help employees resolve ethical issues in an increasingly complex business environment. The standards apply to all our employees, including the Chief Executive Officer and President, Chief Financial Officer, General Counsel and Chief Compliance Officer, Controller, Treasurer, Corporate Secretary and General Auditor. They cover several topics, including conflicts of interest, full, fair, accurate, timely and understandable disclosure in SEC filings, confidentiality of information and accountability for adherence to the Standards of Business Conduct, as well as prompt internal reporting of violations and compliance with laws and regulations. A copy of the Standards of Business Conduct is available on the Investor Relations section of our website located at www.aa.com/investorrelations by clicking on the “Corporate Governance” link.

The Board of Directors has adopted a Code of Ethics and Conflicts of Interest Policy for the Board. It is designed to help the directors recognize and resolve ethical issues and to identify and avoid conflicts of interest. A copy of the Code of Ethics and Conflicts of Interest Policy is available on the Investor Relations section of our website located at www.aa.com/investorrelations by clicking on the “Corporate Governance” link. We may post amendments or waivers of the provisions of the Standards of Business Conduct and the Code of Ethics and Conflicts of Interest Policy for any director or executive officer on this website.

AUDIT COMMITTEE

The Board of Directors has a standing Audit Committee. The functions of the Audit Committee include:

•	Selecting, retaining, compensating and overseeing our independent auditors

•	Approving in advance the services rendered by, and the fees paid to, our independent auditors

•	Monitoring compliance with our Standards of Business Conduct

•	Periodically reviewing the organization and structure of our Internal Audit department

•	Reviewing:

o	the scope and results of the annual audit, including our independent auditors’ assessment of internal controls

o	quarterly financial information with representatives of management and the independent auditors

o	our consolidated financial statements

o	the scope of non-audit services provided by our independent auditors

o	our periodic filings (Forms 10-K and 10-Q) filed with the SEC, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

o	our earnings releases

o	risk management and safety policies

o	other aspects of our relationship with our independent auditors, including the independence of our auditors

•	Establishing procedures to deal with accounting or auditing complaints or concerns

The current members of our Audit Committee are John W. Bachmann (Chairman), Stephen M. Bennett, Alberto Ibargüen and Ray M. Robinson. The Board has concluded that Mr. Bachmann qualifies as an Audit Committee financial expert under SEC rules. Other committee members may also meet these qualifications. In addition to meeting the independence standards of the New York Stock Exchange (NYSE), Mr. Bachmann is financially literate and meets the independence standards established by the SEC. Although our securities were delisted from the NYSE in January 2012, we continue to determine the independence of directors under the NYSE listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of the material elements and objectives of our executive compensation program for 2011.

Our named executive officers for 2011 include the following current executive officers of AMR:

•	Thomas W. Horton, Chairman, President and Chief Executive Officer of AMR and American

•	Isabella D. Goren, Senior Vice President and Chief Financial Officer of AMR and American

•	Daniel P. Garton, President and Chief Executive Officer of AMR Eagle and Executive Vice President of AMR and American

•	Gary F. Kennedy, Senior Vice President, General Counsel and Chief Compliance Officer of AMR and American

In addition, our named executive officers for 2011 include the following former executive officers of AMR:

•	Gerard J. Arpey, former Chairman and Chief Executive Officer of AMR and American

•	Robert W. Reding, former Executive Vice President – Operations of AMR and American

Please read this section with the “Executive Compensation” section that follows.

Executive Summary

Historically, our executive compensation program has been designed to support our business strategy, link pay with performance, promote long-term growth, and align our leaders’ decisions with the long-term interests of our stockholders. Below are some of the highlights of our named executive officer compensation program in 2011:

•	Due to the financial difficulties facing us and the airline industry in general, none of the named executive officers received base salary increases in 2011, other than Ms. Goren.

•	The values of our annual long-term incentive awards in 2011 were approximately the same as the values targeted in 2010.

•	Because we did not meet the pre-tax earnings threshold of our Annual Incentive Plan in 2011, we did not make any payment under the financial component of the plan.

•	As announced in April 2011, we distributed 50% of the shares originally awarded under our 2008/2010 Performance Share Plan.

Following our Annual Meeting of Stockholders in May 2011, we also considered the advisory vote of our stockholders on executive compensation when reviewing our compensation decisions and policies. Of those stockholders voting, on an advisory basis, for or against the proposal, approximately 156 million shares (87%) voted to approve our executive compensation and approximately 22 million shares (13%) voted against approval. In light of these results, the Compensation Committee did not make significant changes in the principal features of the executive compensation program during 2011.

On November 29, 2011, AMR and certain of its direct and indirect domestic subsidiaries, including American, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In addition, our securities were delisted from the NYSE in January 2012. As a result, the information provided below provides a description of our historical executive compensation processes, programs and decisions prior to the Chapter 11 filings and delisting and does not take into account the impact of the Chapter 11 filings and delisting. Our executive compensation processes and decisions for 2012 will consider the Chapter 11 filings and other relevant factors.

Organizational Changes

Mr. Arpey resigned from his positions as a director, Chairman and Chief Executive Officer of AMR and American, effective November 28, 2011. Mr. Arpey resigned as a result of his decision to retire from AMR and American. As a result of Mr. Arpey’s resignation, the Board of Directors of each of AMR and American appointed Mr. Horton to its Board of Directors and elected him Chairman and Chief Executive Officer. Mr. Horton will also continue to serve as President of AMR and American. Mr. Horton did not receive any adjustment to his compensation due to his promotion to Chief Executive Officer. Despite his promotion and the assumption of additional and much broader responsibilities, Mr. Horton requested that the Compensation Committee not increase his compensation. The committee accepted his request.

In addition, Mr. Reding retired from his position as Executive Vice President – Operations of AMR and American on December 31, 2011. AMR and American did not fill his position. Rather, his responsibilities were assumed by other officers of AMR and American.

Our Compensation Objectives and Philosophy

The principal objectives of our executive compensation program for 2011 were to:

•	provide compensation that enabled us to attract, motivate, reward and retain talented leaders

•	reward achievement of our goals

•	sustain a pay for performance approach in which variable or “at risk” compensation was a substantial portion of each leader’s compensation
•	link our compensation programs with the interests of our stockholders through long-term stock-based compensation

Consistent with these objectives, an average of 70% of the total potential pay we awarded our named executive officers in 2011 was in the form of long-term stock-based compensation. As a result of our Chapter 11 filing and delisting of our shares, we anticipate that the future value of the long-term stock-based compensation awarded to them in 2011 and prior years will be minimal.

The Process We Use to Determine Compensation

Historically, the Compensation Committee conducted an annual comprehensive review of our compensation program. In 2011, the Compensation Committee concluded its annual review in May. As part of this review, the committee used several tools to structure our compensation programs to meet our 2011 objectives. These tools included benchmarking, peer group analysis, internal equity data, tally sheets, and input from Mr. Arpey (who was serving as Chief Executive Officer at the time of this review), each of which is discussed further below. As stated above, the information provided below describes our compensation decisions before our Chapter 11 filing and not the period following such filing.

Peer Group Analysis and Benchmarking

During its 2011 review, the Compensation Committee believed that it was important that our executive compensation was both in line with other airlines and sufficiently competitive to retain our named executive officers and attract talent from other industries when needed. The committee reviewed the following reports for our named executive officers at the time:

Peer Group Analysis. The peer group analysis was prepared by our Human Resources department. This analysis compared the compensation of each of our named executive officers to compensation paid to their peers at Alaska Air Group, Delta Air Lines, JetBlue Airways, Southwest Airlines, United Airlines and US Airways (the Peer Group).

Executive pay in the airline industry has been highly variable during the past decade due to bankruptcy proceedings, mergers and volatile economic and industry conditions. Executives at several airlines in the Peer Group did not receive equity grants for several years or received substantial equity awards following mergers with other carriers or the emergence from bankruptcy. To help smooth this variability and provide more meaningful comparisons, the Peer Group analysis in 2011 included both granted and realized pay and averages of both over the last three years. The Compensation Committee did not target a specific pay level or rank among the Peer Group. Instead, the committee’s objective was to ensure that our named executive officers’ realized compensation was generally in line with the Peer Group. The analysis showed and the committee determined that the realized pay for our named executive officers was in line with the Peer Group for the period 2008 through 2011.

Benchmarking Report. Meridian Compensation Partners (Meridian), the committee’s compensation consultant at the time, prepared a competitive market analysis that compared the compensation of each of our named executive officers to the compensation paid to their peers at 28 companies in the comparator group shown below (the Comparator Group). These companies were selected from among the participating companies in a compensation survey administered by Aon Hewitt because we shared one or more of the following characteristics: (a) comparable revenue size (with our revenue being approximately at the median); (b) operations in multiple locations across the United States; (c) similar labor requirements; (d) headquarters in the Dallas-Fort Worth area; and (e) comparable management structures so that job comparisons were meaningful. The companies in the Comparator Group for 2011 were:

3M Company Alcoa Inc. The Boeing Company Burlington Northern Santa Fe, LLC Caterpillar Inc. The Coca Cola Company CSX Corporation Deere & Company FedEx Corporation General Dynamics Corporation

The Goodyear Tire & Rubber Company

H.J. Heinz Company

Honeywell International, Inc.

J.C. Penney Corporation, Inc.

Johnson Controls, Inc.

Kimberly-Clark Corporation

Lockheed Martin Corporation

Northrop Grumman Corporation

Raytheon Company

Sara Lee Corporation

Target Corporation UAL Corporation Union Pacific Corporation United Parcel Service, Inc. United Technologies Corporation Weyerhaeuser Company Whirlpool Corporation Xerox Corporation

The Comparator Group analysis focused on both annual total compensation and each pay element – base, short-term incentive and long-term incentive pay. For each of our named executive officers, the Compensation Committee generally targeted the median total compensation for similar positions at companies in the Comparator Group. However, for Mr. Arpey, the committee benchmarked his pay to the average of the median chief executive officer pay in the Comparator Group and the Peer Group. His compensation was significantly below the median of the chief executive officers in the Comparator Group.

Internal Equity

The committee also considered internal pay equity among the named executive officers. The committee did not target specific pay ratios among the named executive officers or between them and other officers, but instead tried to keep their total compensation and each pay element in line with the others.

Tally Sheets

To better understand the impact of its decisions on our named executive officers’ total compensation, the Compensation Committee also analyzed tally sheets during its 2011 review. The tally sheets quantified material components of their compensation during the preceding five years. The components analyzed included: (a) annual base salary and bonuses; (b) outstanding equity awards and their value; (c) compensation actually realized; (d) retirement benefits; (e) potential termination of employment benefits (or payments); and (f) change in control payments under different scenarios. Based on its review of the tally sheets, the Compensation Committee concluded that the total compensation amounts for 2010 and prior years were both reasonable and consistent with our overall compensation objectives and company performance.

Role of Mr. Arpey in Setting Compensation

Mr. Arpey regularly attended Compensation Committee meetings during the time he served as Chief Executive Officer. At those meetings, he provided his perspective on the performance of the other named executive officers. He also provided other subjective considerations to the committee such as retention, succession planning, and critical personnel and business needs. Because Mr. Arpey had direct knowledge of each officer’s performance and contributions, the committee gave considerable weight to his evaluations. Mr. Arpey was not present during the committee’s deliberations or decisions regarding his compensation.

Other Considerations

The Compensation Committee also considered the following factors in setting the 2011 compensation for our named executive officers in May 2011:

•	The need to retain and motivate them to achieve our goals and restore sustained profitability

•

Since 2001, no payment has been made to them under the financial component of our short-term incentive programs. We have not met the required 5% pre-tax earnings margins during that time, and they have not received any discretionary short-term incentive awards

•

Our cyclical business and the difficult economic environment have resulted in extraordinary volatility in our stock price, the primary variable of our long-term equity based compensation. This volatility, coupled with our heavy emphasis on long-term compensation, has produced significant variations in realized compensation for our named executive officers from year to year.

•	For the ten years 2001 through 2010, their total realized compensation was less than 53% of the total targeted compensation awarded to them during this period

Impact of Corporate Performance on Compensation

To implement our pay for performance objective described above, the Compensation Committee has historically linked our named executive officers’ performance-based compensation to these measures:

Pre-Tax Profits—To encourage our named executive officers to strive to generate adequate profit levels, under our Annual Incentive Plan, we require a minimum 5% pre-tax earnings margin for any bonuses to be paid under that plan.

Customer Service—All employees, including our named executive officers, are awarded cash payments under our Annual Incentive Plan if we achieve our target customer satisfaction metrics.

Stock Price Growth—We granted stock appreciation rights that vested over a five-year period to provide our named executive officers a stake in our company. We also granted performance shares and deferred shares that vested after three years.

Total Shareholder Return—Distributions under our performance share plans have been based on how well our TSR compared to the TSR of our competitors over three-year measurement periods. The three-year TSR measure was used because it is an objective, market-based metric that directly measures shareholder value over the long-term.

The Primary Components of Our Compensation Program

Our executive compensation program has principally consisted of the following components:

•	base salary

•	short-term incentive compensation

•	long-term incentive compensation

•	retirement benefits

In addition, as is customary in the airline industry, we provide unlimited personal air travel and other perquisites both during and following employment of our named executive officers. We describe these further in the tables and footnotes following this Compensation Discussion and Analysis.

While we have not targeted a fixed mix of pay, we generally allocated 2011 compensation to our named executive officers as follows:

As a result of the November 2011 Chapter 11 filing and NYSE delisting, the mix of pay actually realized by our named executive officers will vary from this allocation.

Base Salary

The Compensation Committee determined that it was important to provide to our named executive officers a secure, consistent amount of cash compensation. With this in mind, the committee established base salary levels that reflected each officer’s position, qualifications and experience.

2011

In 2011, none of the named executive officers received an increase to their base salary, except Ms. Goren, whose salary was increased 10% on August 1, 2011.

Short-Term Incentive Compensation – the Annual Incentive Plan

All employees, including the named executive officers (other than Mr. Garton), participate in the Annual Incentive Plan. The plan pays cash incentives upon the achievement of customer service and financial goals. The customer service component of the Annual Incentive Plan provides for payments of up to $100 per month for each person if we achieve one of its customer service targets. Our people (including the named executive officers) can also earn awards annually under the financial component of the Annual Incentive Plan. Under this component, awards are paid as a percentage of base salary if American Airlines has at least a 5% pre-tax earnings margin, customarily called “bonus”. This has not been paid since 2001. The Compensation Committee determines the percentage of base salary that each named executive officer is eligible to receive during its annual compensation review. The awards our named executive officers were eligible to receive in 2011 are described in “Executive Compensation — Non-Equity Incentive Plan Awards – Annual Incentive Plan.” Mr. Garton participates in the AMR Eagle Annual Incentive Plan, which is described in “Executive Compensation — Non-Equity Incentive Plan Awards – AMR Eagle Annual Incentive Plan.”

2011

During 2011, each named executive officer earned amounts under the customer service component of the Annual Incentive Plan. We did not make any payments to our named executive officers under the financial component of the Annual Incentive Plan because we did not meet the 5% pre-tax earnings margin required by the plan. Mr. Garton did not receive any payments under the AMR Eagle Annual Incentive Plan because AMR Eagle did not meet its pre-tax earnings targets.

Long-Term Incentive Compensation – Performance Shares, Stock Appreciation Rights and Deferred Shares

The information provided below provides a description of our historical long-term incentive compensation practices before our Chapter 11 filing and not the period following such filing.

Historically, long-term incentive compensation has been a critical component of our executive compensation program. We designed our long-term incentive compensation to link our leaders’ compensation to the interests of our stockholders and used long-term incentive compensation as an important retention tool by awarding shares that only vested if the recipient remained with the Company for a period of time. The Compensation Committee used performance shares, stock appreciation rights and deferred shares in an effort to achieve these goals.

We generally have granted awards at the time of the Compensation Committee’s annual compensation review. For stock appreciation rights, we used the date the committee approved the grant as the effective date, or if the grants were approved at the time of our earnings release, the third business day after the earnings release. The exercise price of the stock appreciation rights was the fair market value of our common stock on that date. We used a modified Black-Scholes valuation model to determine the value and number of stock appreciation rights awards.

For awards other than stock appreciation rights, we established the targeted grant values using a standard valuation methodology developed by Aon Hewitt that provided an estimate of the present value of the future amounts likely to be realized from the award. Aon Hewitt’s methodology considered the terms of the awards, including their vesting and performance criteria.

Below is a summary of each equity-based instrument that the Compensation Committee has historically awarded to our named executive officers, why the Compensation Committee chose to pay each type of award, and when and how each type of award vested. As stated above, the information provided below does not take into account the impact of the Chapter 11 filings and delisting. While the Company cannot predict what the ultimate value of any of its equity-based compensation plans may be, in most cases under Chapter 11 participants in equity-based compensation plans receive little or no recovery of value. In addition, due to its Chapter 11 filings, the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

Performance Shares

Performance shares are contractual rights to receive shares of our common stock at the end of a three-year measurement period. The Compensation Committee used performance shares to reward our named executive officers when our stock performed better than the stock of our primary competitors. The actual number of performance shares ultimately distributed to the named executive officers was based on our TSR compared to that of our primary competitors over that three-year period.

Each year, the Compensation Committee selected the airlines used to determine our relative TSR, based on their market capitalization, revenues and airline seat capacity. For performance shares awarded in May 2011 under the 2011/2013 Performance Share Plan, the Compensation Committee selected Alaska Airlines, American, Delta Air Lines, JetBlue Airways, Southwest Airlines, US Airways and United Airlines. The committee also determined the percentages of the original award to be paid based on our relative TSR rank during the measurement period. For performance shares awarded in May 2011 under the 2011/2013 Performance Share Plan, the committee determined to use the same relative TSR percentages used in our 2009/2011 Performance Share Plan.

Stock Appreciation Rights

Stock appreciation rights are contractual rights to receive shares of our common stock over a ten-year exercise period. Since they provide compensation only if the market value of our common stock appreciates from the date of grant, stock appreciation rights would reward our executives for our stock price appreciation during that period.

Deferred Shares

Deferred shares are the contractual right to receive shares of our common stock upon the completion of three years of service following the grant date. Since deferred shares are not subject to the achievement of performance objectives, the value of the deferred shares at the time of vesting would depend entirely on the value of our common stock at that time. The Compensation Committee believed that deferred shares were important for the long-term retention of our named executive officers because they provided a guaranteed award for their continued service through the three-year service period.

2011

The values the Compensation Committee targeted for the annual long-term incentive grants to our named executive officers in 2011 were approximately the same as the values targeted in 2010. In setting their annual compensation in May 2011, the Compensation Committee granted long-term equity awards to the named executive officers in approximately the following proportions:

For performance shares awarded in 2008 under the 2008/2010 Performance Share Plan, in April 2011 the Compensation Committee determined that we had an 8th place TSR rank during the 2008-2010 measurement period, resulting in a TSR distribution percentage of 50%.

Travel Perquisites and Other Benefits

The named executive officers also participate in a variety of health and welfare and other benefits that we provide to our U.S.-based people. The Compensation Committee believes it is important to provide a limited number of additional perquisites and benefits to our named executive officers to attract and retain them. For example, as is common in the airline industry, we provide unlimited personal air travel on American Airlines and American Eagle Airlines. Instead of providing automobile lease payments, club memberships, financial planning fees and other perquisites other companies often provide to their executives, we provide personal allowances to our named executive officers. We also provided personal security services for Mr. Arpey and his family while he served as our Chief Executive Officer. We describe these and other perquisites in footnote (5) to the “Executive Compensation — Fiscal Year 2009, 2010 and 2011 Summary Compensation Table.”

No changes were made to the perquisites and benefits offered to our named executive officers in 2011.

Post-Employment and Change in Control Benefits

The information below does not take into account the impact of the Chapter 11 filings in November 2011.

Following their employment with us, the named executive officers are eligible for the benefits, perquisites and privileges that we generally provide to all of our salaried people. These include severance, pro-rated incentive compensation and equity distributions, and a limited number of other benefits. We also provide other post-employment perquisites to them, such as unlimited personal air travel on American Airlines and American Eagle. The Compensation Committee has determined that it is important to provide these post-termination benefits, perquisites and privileges to our named executive officers to attract and retain them. We describe these benefits further in the narrative discussion under “Executive Compensation — Post-Employment Compensation.”

Our named executive officers are eligible to participate in the Retirement Benefit Plan of American Airlines, Inc. for Agents, Management, Specialists, Support Personnel and Officers (the Retirement Benefit Plan). This is a defined benefit plan that provides compensation to all of our eligible people during their retirement. Our named executive officers are also eligible to participate in the Supplemental Executive Retirement Plan (the Non-Qualified Plan). The Non-Qualified Plan is designed to address limits on benefits we can pay under the Retirement Benefit Plan pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). No changes were made to our retirement plans in 2011. See “Executive Compensation — 2011 Pension Benefits Table” and the accompanying narrative discussion and footnotes that follow the table and “Executive Compensation — Post-Employment Compensation” for further details regarding our retirement plans.

The named executive officers are also entitled to immediate vesting of equity incentive awards and payment under the Non-Qualified Plan upon a change in control of the Company. The Compensation Committee believes it would be appropriate to provide our named executive officers the benefit of the awards that were awarded to them before the change in control because the change could significantly alter our policies, objectives and management. Also, this practice is common in awards and plans like ours, and is therefore appropriate to retain our named executive officers and attract new leaders when needed.

We have also entered into executive termination benefit agreements with our named executive officers for terminations associated with a change in control. We describe these benefits and agreements further in the narrative discussion under “Executive Compensation — Change In Control.” The Compensation Committee believes it is important to provide these agreements for several reasons. The airline industry may undergo further consolidation and economic challenges, and these agreements are common in the industry. The agreements encourage them to work for the best interests of the stockholders during a potential change in control by guaranteeing some financial security if his or her employment is terminated after a change in control. Finally, they help us attract senior leaders to the Company. The executive termination agreements also include a “double trigger.” This means that for the benefits to be paid, the change in control must be followed by a termination of his or her employment. The double trigger is intended to encourage the leader to remain with the Company for a period of time following a change in control to help smooth the transition to new management.

For a discussion of the benefits received by Mr. Arpey and Mr. Reding in connection with their respective terminations of service with us, see “Executive Compensation – Post-Employment Compensation.” No changes were made to the post-termination and change in control benefits offered to our other named executive officers in 2011. However, as described in “Executive Compensation — Post-Employment Compensation,” in January 2011 we discontinued a policy under which we would reimburse some of them for taxes and fees related to their post-employment personal air travel. Also, under a policy we adopted in 2006, we have reduced the change in control benefits provided in executive termination benefits agreements entered into after that date. Under this policy, following a change in control and subsequent termination of employment, the individual is entitled to two years of salary and benefits (rather than three years). Also, he or she would not receive a tax gross up for any excise taxes paid under Sections 280G and 4999 of the Internal Revenue Code. Finally, the benefits would not be paid if the individual terminates his or her employment (other than for good reason). Since Ms. Goren’s executive termination benefits agreement was entered into after that date, her agreement reflects these new terms. We describe these agreements and benefits further under “Executive Compensation — Change in Control.”

Recoupment Policy

Our recoupment policy allows us to recoup compensation paid to our Chief Executive Officer and each of his direct reports if we restate our financial statements due to that officer’s intentional misconduct. The recoupment policy applies to annual incentive or equity compensation awards to the extent the awards were paid due to metrics impacted by the misstated financial information.

Stock Ownership Guidelines

Effective March 2011, the Compensation Committee adopted stock ownership guidelines for our Chief Executive Officer, our President, and our executive and senior vice presidents. Due to our Chapter 11 filing in November 2011, the committee has suspended compliance with these guidelines.

Consideration of Tax Consequences in Determining Compensation

Section 162(m) of the Code limits the deductibility of compensation paid to our named executive officers to $1 million in some circumstances. While the Compensation Committee believes that it is important for the compensation paid to our named executive officers to be tax deductible under Section 162(m), it does not think this should be the determining factor in establishing compensation. The committee believes that we must balance the emphasis on maximizing deductibility against both the need to retain executive talent and our long-term strategies and goals.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Michael A. Miles, Chairman

Philip J. Purcell

Judith Rodin

Matthew K. Rose

Compensation Committee Interlocks and Insider Participation

Mr. Boren (until his retirement in May 2011), Mr. Miles, Mr. Purcell, Dr. Rodin and Mr. Rose were the members of the Compensation Committee during 2011. None of the members of the committee was during 2011 or at any other time one of our officers or employees. No executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of our Compensation Committee or Board.

EXECUTIVE COMPENSATION

Fiscal Year 2009, 2010 and 2011 Summary Compensation Table

The following table contains information regarding compensation paid to our (i) current Chairman, President and Chief Executive Officer, (ii) current Chief Financial Officer, (iii) former Chairman and Chief Executive Officer and (iv) three other most highly compensated executive officers during 2011. The table does not take into account the impact of the Chapter 11 filings in November 2011. Also, the table does not reflect compensation for Ms. Goren in 2009 since she was not a named executive officer in that year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards[2] ($)	Non-Equity Incentive Plan Compensation[3] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[4] ($)	All Other Compensation[5] ($)	Total ($)
Thomas W. Horton Chairman, President and CEO	2011	618,135	0	2,220,421	441,045	83	871,138	31,978	4,182,800
	2010	618,135	0	1,831,548	661,628	467	553,539	30,305	3,695,621
	2009	618,135	0	1,148,355	370,459	583	869,709	30,075	3,037,316
Isabella D. Goren Senior Vice President and CFO	2011	508,007	0	883,694	175,511	83	561,082	31,939	2,160,316
	2010	423,993	0	912,643	329,848	467	316,129	28,571	2,011,650
Daniel P. Garton President and CEO – AMR Eagle	2011	530,478	0	1,639,078	308,187	0	892,917	31,708	3,402,368
	2010	530,478	0	1,353,982	458,222	250	535,950	29,208	2,908,090
	2009	530,478	0	1,227,770	370,459	583	693,174	31,870	2,854,334
Gary F. Kennedy Senior Vice President, General Counsel and Chief Compliance Officer	2011	522,000	0	883,694	175,511	83	682,007	29,894	2,293,189
	2010	502,543	0	912,643	329,848	467	403,457	30,568	2,179,526
	2009	488,646	0	653,906	210,947	583	516,690	30,826	1,901,598
Former Officers
Gerard J. Arpey[6] Chairman and CEO	2011	613,842	0	4,020,380	798,600	17	2,055,707	93,996	7,582,542
	2010	669,646	0	3,280,680	1,185,940	467	721,282	94,660	5,952,675
	2009	669,646	0	2,994,330	957,580	583	908,270	100,593	5,631,002
Robert W. Reding Executive Vice President – Operations[7]	2011	530,479	0	1,551,564	308,187	83	1,072,644	34,550	3,497,507
	2010	530,479	0	1,266,357	458,222	467	465,173	33,383	2,754,081
	2009	530,479	0	1,148,355	370,459	583	506,583	32,046	2,588,505

(1)

The amounts shown were not actually paid to the named executive officers. As required by the rules of the SEC, the amounts instead represent the aggregate grant date fair value of the performance shares and deferred shares awarded to each of them in 2009, 2010 and 2011, and for Mr. Arpey, career performance shares awarded in 2009, which was determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718). The grant date fair value of the performance share and career performance share awards is based on our estimate on the grant date of the probable outcome of meeting the performance conditions of these awards. See note 10 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for the assumptions we used to determine the aggregate grant date fair value of these awards. The aggregate grant date fair values of these performance share awards assuming we meet the highest level (or 175%) of the performance conditions of these awards are: Mr. Horton ($1,749,129), Ms. Goren ($696,085), Mr. Garton ($1,222,321), Mr. Kennedy ($696,085), Mr. Arpey ($3,166,625) and Mr. Reding ($1,222,321). The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture. Also, as a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

(2)

The amounts shown were not actually paid to the named executive officers. As required by the rules of the SEC, the amounts instead represent the aggregate grant date fair value of the stock appreciation rights granted to each of them in 2009, 2010 and 2011 determined in accordance with FASB ASC Topic 718. See note 10 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for the assumptions we used to determine the aggregate grant date fair value of these awards. These amounts do not include any reduction in the value of the awards for the possibility of forfeiture. Also, as a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

(3)

The amounts shown are payments earned under the customer service component of the Annual Incentive Plan. We made no payments in 2009, 2010 or 2011 under the financial component of the Annual Incentive Plan and AMR Eagle Annual Incentive Plan because we did not meet the minimum performance level required to earn a payout.

(4)

The amounts shown are the change in the actuarial present value of the accumulated benefit under both the Retirement Benefit Plan and the Non-Qualified Plan from January 1 to December 31 of each year. The present value of the accumulated benefits increased from December 31, 2010 to December 31, 2011 because the discount rate decreased from 5.8% at December 31, 2010 to 5.2% at December 31, 2011. For Mr. Horton and Mr. Reding, the amounts also include additional years of credited service under the Non-Qualified Plan. There were no above-market or preferential earnings on non-qualified deferred compensation. The change in actuarial present value of the accumulated benefit under both the Retirement Benefit Plan and the Non-Qualified Plan has not been reduced for the possibility that the benefits will not be paid in full as a result of our Chapter 11 filing in November 2011.

(5)

The amounts shown include a personal allowance paid each year of $30,250 to Mr. Arpey and $27,000 each to Ms. Goren, Mr. Horton, Mr. Garton, Mr. Reding and Mr. Kennedy. The amounts also include the estimated aggregate incremental cost to us of providing perquisites and other personal benefits to our named executive officers. As is customary in the airline industry, we provide them and their spouses or companions and dependent children unlimited personal air travel on American Airlines and American Eagle Airlines in any available class of service. However, they are required to pay all taxes and fees associated with the air travel. The amounts shown include our estimated aggregate incremental cost for the air travel we provided them in 2011, including the estimated cost of incremental fuel, catering and insurance, but exclude the associated fees and taxes they paid. Amounts in this column also include reimbursement for: (a) the cost of one annual medical exam, (b) the premium for a term life insurance policy (with a policy amount equal to the base salary of the named executive officer), (c) a portion of the premium for long-term disability insurance and (d) broker fees associated with the exercise of stock options/stock appreciation rights by the named executive officer. Each named executive officer and his or her spouse were also provided an Admirals Club® membership (American’s travel clubs located at large U.S. and international airports), airport parking and some of them were provided access to events or venues sponsored by us or received reduced cost air travel on other airlines, at no incremental cost to us. For Mr. Arpey, the amount shown for 2011 also includes $57,940 for the estimated incremental cost of the personal security services we provided to him and his family in 2011.

(6)	Mr. Arpey resigned from his director and executive officer positions with us and American Airlines on November 28, 2011.

(7)	Mr. Reding retired from his executive officer positions with us and American Airlines on December 31, 2011.

Fiscal Year 2011 Grants of Plan-Based Awards Table

The table below lists each grant or award made in 2011 to our named executive officers under our equity and non-equity incentive plans. The table below does not take into account the Chapter 11 filings in November 2011.

Name	Grant Date[3]	Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards[4]			All Other Stock Awards: Number of Shares of Stock or Units[5] (#)	All Other Option Awards: Number of Securities Underlying Options[6] (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Horton		463,601	[1]	741,7462	[1]	1,236,270	[1]
	05/18/2011							0	151,900	265,825				999,502
	05/18/2011										185,550			1,220,919
	05/18/2011											121,500	6.58	441,045
Goren		254,004	[1]	381,005	[1]	1,016,014	[1]
	05/18/2011							0	60,450	105,788				397,761
	05/18/2011										73,850			485,933
	05/18/2011											48,350	6.58	175,511
Garton		0	[2]	5,305	[2]	15,914	[2]
	05/18/2011							0	106,150	185,763				698,467
	05/18/2011										142,950			940,611
	05/18/2011											84,900	6.58	308,187
Kennedy		261,000	[1]	391,500	[1]	1,044,000	[1]
	05/18/2011							0	60,450	105,788				397,761
	05/18/2011										73,850			485,933
	05/18/2011											48,350	6.58	175,511
Former Officers
Arpey		517,673	[1]	787,764	[1]	1,125,377	[1]
	05/18/2011							0	275,000	481,250				1,809,500
	05/18/2011										336,000			2,210,880
	05/18/2011											220,000	6.58	798,600
Reding		286,459	[1]	572,917	[1]	1,060,958	[1]
	05/18/2011							0	106,150	185,763				698,467
	05/18/2011										129,650			853,097
	05/18/2011											84,900	6.58	308,187

(1)

The amounts shown were not actually paid to the named executive officers. The amounts instead are payments that we would have made if we had met the minimum payment level of the financial component of the Annual Incentive Plan. Under its terms, any amounts paid under the customer service component of the Annual Incentive Plan are subtracted from amounts paid under its financial component, so no amounts are included for payments under the customer service component of the Annual Incentive Plan. These payments are instead reported in the Summary Compensation Table above in the column Non-Equity Incentive Plan Compensation. Since we did not achieve the threshold for payment under the financial component, no amounts were actually paid to them.

(2)

The amount shown was not actually paid to Mr. Garton. The amount instead is the payment we would have made to Mr. Garton if AMR Eagle had met the minimum payment level of the AMR Eagle Annual Incentive Plan. Since AMR Eagle did not meet the threshold for payment under the AMR Eagle Annual Incentive Plan in 2011, no amount was actually paid to Mr. Garton.

(3)

The annual performance shares, deferred shares and stock appreciation rights granted to our named executive officers were approved at a meeting of the Compensation Committee on May 18, 2011. The exercise price of the stock appreciation rights was the fair market value of our common stock on that date. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

(4)

The amounts shown are potential payments of performance share awards granted under the 2011/2013 Performance Share Plan. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

(5)

These are deferred shares granted under 2011 deferred share award agreements. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

(6)

These are stock appreciation rights granted under 2011 stock appreciation rights agreements. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

Discussion Regarding Fiscal Year 2009, 2010 and 2011 Summary Compensation Table and Fiscal Year 2011 Grants of Plan-Based Awards Table

As stated above, on November 29, 2011, AMR and certain of its domestic direct and indirect subsidiaries, including American, filed for reorganization under Chapter 11 of the United States Bankruptcy Code, and our securities were delisted from the NYSE in January 2012. The information provided below does not take into account the impact of the Chapter 11 filings and delisting.

General

As described in “Compensation Discussion and Analysis — The Primary Components of Our Compensation Program,” base salary paid to our named executive officers was generally designed to be 15% of their targeted annual compensation. The short-term incentive compensation was generally designed to be 15% of their targeted annual compensation. However, we have not paid any annual bonuses to our named executive officers since 2001 as we have not met the required pre-tax earnings margins. The long-term incentive compensation was designed to be 70% of their targeted annual compensation.

Non-Equity Incentive Plan Awards

Annual Incentive Plan. All of our employees, including the named executive officers (other than Mr. Garton), participate in the Annual Incentive Plan. The Annual Incentive Plan provides cash incentive payments if we meet monthly customer service and annual financial goals. Under the customer service component, awards of up to $100 per month are earned if we meet our customer satisfaction and dependability targets. The financial component of the Annual Incentive Plan provides for payments if American meets threshold, target or maximum pre-tax earnings margins described in the following table:

Level	Pre-Tax Earnings Margin	Approximate Pre-Tax Earnings (Based on American Airlines’ 2011 Revenue)
Threshold	5%	$1.2 Billion
Target	10%	$2.4 Billion
Maximum	15%	$3.6 Billion

The actual dollar amount paid under the financial component of the Annual Incentive Plan is determined as a percentage of base salary. The percentage increases with higher levels of responsibility and higher pre-tax earnings margins. The percentages of base salary that each of our named executive officers was eligible to receive in 2011 (based upon our achievement of the threshold, target or maximum performance levels) are described in the following table:

Percentage of Base Salary
Name	Threshold	Target	Maximum
Horton	75%	120%	200%
Goren	50%	75%	200%
Reding	54%	108%	200%
Kennedy	50%	75%	200%
Arpey	92%	140%	200%

We did not meet any of the Annual Incentive Plan’s pre-tax earnings margin thresholds in 2011 or in any year since 2000. We therefore have not paid any short-term incentive compensation under the plan’s financial component since March 2001.

AMR Eagle Annual Incentive Plan. Mr. Garton participated in the AMR Eagle Annual Incentive Plan in 2011. No other named executive officer participated in the AMR Eagle Annual Incentive Plan in 2011. The AMR Eagle Annual Incentive Plan provides cash incentive payments upon the achievement of pre-tax earnings targets at AMR Eagle. For Mr. Garton, the actual dollar amount paid under the AMR Eagle Annual Incentive Plan is capped at a maximum of 3% of base salary. AMR Eagle did not meet the pre-tax earnings targets, so no amounts were paid to him under the plan in 2011.

Equity Incentive Plan Awards

During its annual compensation review in May 2011, the Compensation Committee awarded performance shares, deferred shares and stock appreciation rights to our named executive officers as described below. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value. In addition, due to its Chapter 11 filings, the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

Performance Shares. The performance shares awarded in 2011 under the 2011/2013 Performance Share Plan vest after a three-year measurement period. Vesting of the performance shares is also generally subject to the named executive officer’s continued employment with us through April 16, 2014. They may vest early in the events described in “Post-Employment Compensation” and “Change In Control.” Payment is subject to achievement of the performance criteria in the plan. The potential payment ranges from 0% to 175% of the shares originally granted based on our TSR as shown in the chart below. In the chart, “Rank” is our TSR ranking among the following airlines: AirTran Airways, Alaska Airlines, American Airlines, Delta Air Lines, JetBlue Airways, Southwest Airlines, United Airlines and US Airways. Under the heading “Percentage of Original Award” is the percentage of the performance shares initially granted to our named executive officers that will be paid to them based on our TSR ranking. In the event an airline ceases to trade on a national securities exchange at any point during the three year measurement period, under the plan that airline is excluded from the calculation of TSR rank, which is reflected in the chart below under the heading, “Number of Carriers in Comparator Group.”

	Percent of Original Award (Based on Rank)
Number of Carriers in Comparator Group	Rank
	1	2	3	4	5	6	7	8
8	175%	150%	125%	100%	75%	50%	25%	0%
7	175%	150%	125%	100%	75%	50%	0%
6	175%	150%	125%	100%	75%	50%
5	175%	150%	125%	100%	75%
4	175%	150%	125%	100%
3	175%	150%	125%

Deferred Shares. The deferred shares granted in 2011 to our named executive officers vest on May 18, 2014, generally subject to the named executive officer’s continued employment with us through that date. They may vest early in the events described in “Post-Employment Compensation” and “Change In Control.”

Stock Appreciation Rights. The stock appreciation rights awarded in 2011 are exercisable for ten years from the date of grant and vest in 20% increments over five years. They may be exercisable earlier in the events described in “Post-Employment Compensation” and “Change In Control.” The exercise price of the stock appreciation rights is the fair market value of our common stock on the effective date of the grant. Upon the exercise of a stock appreciation right, we subtract the exercise price from the fair market value of one share of our common stock on the day the stock appreciation right is exercised. We multiply this amount by the number of stock appreciation rights exercised and issue to the employee the number of shares equal to that value.

Employment Agreement with Mr. Horton

To attract Mr. Horton to return to work for us in 2006, we entered into an employment agreement with him. Under the agreement, Mr. Horton is entitled to an annual base salary of $600,000 (which is reviewed annually and may not be reduced after any increase), and an annual personal allowance of at least $27,000 per year. His annual target bonus is at least 108% of his salary (this has not been paid in any year since his return). He is also eligible to participate in our benefit programs, including the Retirement Benefit Plan and the Non-Qualified Plan. The agreement grants Mr. Horton additional years of credited service under the Non-Qualified Plan described in “2011 Pension Benefits Table” below. It also provides post-employment and change in control benefits described in “Post-Employment Compensation” and “Change In Control.” The agreement expires in March 2012.

Assignment Agreement with Mr. Garton

On June 10, 2010, we entered into the Assignment Agreement with Mr. Garton to encourage him to serve as the President and Chief Executive Officer of AMR Eagle and lead efforts for its possible divestiture. Unless the Assignment Agreement is terminated, under the agreement he is entitled to total annual compensation substantially similar to his compensation prior to accepting his new position. If we divest AMR Eagle and Mr. Garton remains in his current or a comparable position with AMR Eagle, we will pay his pro-rated target bonus under the Annual Incentive Plan (if we meet the applicable performance criteria). If he is not 55 at the time of a divestiture, we will either place him on leave until he reaches age 55 (facilitating his retirement from American), or provide the economic equivalent of the retirement and welfare benefits that he would have received had his employment by American continued until he turned age 55. We will also provide the same rights in his outstanding equity awards as though he had remained employed by American. If we divest AMR Eagle by June 10, 2012 and Mr. Garton declines to remain with AMR Eagle, we will pay his annual base salary until he reaches age 55. Any outstanding equity awards would be pro-rated. If we have not divested AMR Eagle by June 10, 2012, or if it is divested and either (i) he is not offered a comparable position with AMR Eagle or (ii) he does not continue to work for American, Mr. Garton is also entitled to receive severance equal to two times his base salary and target annual bonus under the Annual Incentive Plan and COBRA coverage for 18 months.

2011 Outstanding Equity Awards At Fiscal Year-End Table

The following table lists all of the outstanding stock and stock option/stock appreciation right awards held on December 31, 2011 by each of our named executive officers. The table also includes, where applicable, the value of these awards based on the closing price of our common stock on December 31, 2011, which was $0.35. Each award listed in the “Number of Securities Underlying Unexercised Options Unexercisable” column with an expiration date prior to July 24, 2016 is a stock option with a tandem stock appreciation right. The other awards listed in this column are stock appreciation rights. The table does not take into account the Chapter 11 filings in November 2011. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

	Option/Stock Appreciation Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Horton	59,200		26.70	03/29/2016	83,820[8]	29,337	142,450[14]	49,858
	38,500		23.21	07/24/2016	113,800[9]	39,830	151,900[15]	53,165
	27,840	6,960[1]	28.59	07/23/2017	81,100[10]	28,385
	66,330	44,220[3]	8.20	05/20/2018	34,950[11]	12,233
	58,340	87,510[4]	4.53	07/20/2019	185,550[12]	64,943
	23,260	93,040[5]	7.01	05/19/2020
	10,020	40,080[6]	7.26	07/26/2020
	0	121,500[7]	6.58	05/18/2021
Goren	28,000		26.71	02/27/2012	47,730[8]	16,706	71,250[14]	24,938
	11,200		10.68	07/21/2013	64,800[9]	22,680	60,450[15]	21,158
	16,500		8.88	07/26/2014	46,150[10]	16,153
	14,000		13.67	07/25/2015	11,850[11]	4,148
	11,500		26.70	03/29/2016	73,850[12]	25,848
	21,800		23.21	07/24/2016	21,330[13]	7,466
	15,840	3,960[1]	28.59	07/23/2017
	37,770	25,180[3]	8.20	05/20/2018
	33,220	49,830[4]	4.53	07/20/2019
	13,240	52,960[5]	7.01	05/19/2020
	3,400	13,600[6]	7.26	07/26/2020
	0	48,350[7]	6.58	05/18/2021
Garton	84,000		26.71	02/27/2012	83,820[8]	29,337	99,550[14]	34,843
	16,800		10.68	07/21/2013	131,331[9]	45,966	106,150[15]	37,153
	30,000		8.88	07/26/2014	93,600[10]	32,760
	35,520		13.67	07/25/2015	142,950[12]	50,033
	38,500		23.21	07/24/2016	99,540[13]	34,839
	27,840	6,960[1]	28.59	07/23/2017
	66,330	44,220[3]	8.20	05/20/2018
	58,340	87,510[4]	4.53	07/20/2019
	23,260	93,040[5]	7.01	05/19/2020
	0	84,900[7]	6.58	05/18/2021
Kennedy	28,000		26.71	02/27/2012	47,730[8]	16,706	71,250[14]	24,938
	6,000		3.26	01/27/2013	64,800[9]	22,680	60,450[15]	21,158
	12,800		10.68	07/21/2013	46,150[10]	16,153
	34,800		8.88	07/26/2014	11,850[11]	4,148
	23,100		13.67	07/25/2015	73,850[12]	25,848
	21,800		23.21	07/24/2016	42,660[13]	14,931
	15,840	3,960[1]	28.59	07/23/2017
	37,770	25,180[3]	8.20	05/20/2018
	33,220	49,830[4]	4.53	07/20/2019
	13,240	52,960[5]	7.01	05/19/2020
	3,400	13,600[6]	7.26	07/26/2020
	0	48,350[7]	6.58	05/18/2021
Former Officers

	Option/Stock Appreciation Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Arpey[16]	-	-		-	-	-		-	-		-
Reding	28,000			26.71	02/27/2012	83,820	[8]	29,337	99,550	[14]	34,843
	10,000			6.50	05/27/2013	113,800	[9]	39,830	106,150	[15]	37,153
	12,800			10.68	07/21/2013	81,100	[10]	28,385
	34,800			8.88	07/26/2014	129,650	[12]	45,378
	38,500			13.67	07/25/2015
	21,800			23.21	07/24/2016
	15,840	3,960	[1]	28.59	07/23/2017
	12,000	3,000	[2]	24.62	09/19/2017
	66,330	44,220	[3]	8.20	05/20/2018
	58,340	87,510	[4]	4.53	07/20/2019
	23,260	93,040	[5]	7.01	05/19/2020
	0	84,900	[7]	6.58	05/18/2021

(1)	Award becomes exercisable on July 23, 2012.

(2)	Award becomes exercisable on September 19, 2012.

(3)

Award becomes exercisable in two equal installments on May 20 of 2012 and 2013. The number of shares in each installment is: Mr. Horton, 22,110; Ms. Goren, 12,590; Mr. Garton, 22,110; Mr. Kennedy, 12,590; and Mr. Reding, 22,110.

(4)

Award becomes exercisable in three equal installments on July 20 of 2012, 2013 and 2014. The number of shares in each installment is: Mr. Horton, 29,170; Ms. Goren, 16,610; Mr. Garton, 29,170; Mr. Kennedy, 16,610; and Mr. Reding, 29,170.

(5)

Award becomes exercisable in four equal installments on May 19 of 2012, 2013, 2014 and 2015. The number of shares in each installment is: Mr. Horton, 23,260, Ms. Goren, 13,240; Mr. Garton, 23,260; Mr. Kennedy, 13,240; and Mr. Reding, 23,260.

(6)	Award becomes exercisable in four equal installments on July 26 of 2012, 2013, 2014 and 2015. The number of shares in each installment is: Mr. Horton, 10,020; Ms. Goren, 3,400; and Mr. Kennedy, 3,400.

(7)

Award becomes exercisable in five equal installments on May 18 of 2012, 2013, 2014, 2015 and 2016. The number of shares in each installment is: Mr. Horton, 24,300; Ms. Goren, 9,670; Mr. Garton, 16,980; Mr. Kennedy, 9,670; and Mr. Reding, 16,980.

(8)	These performance shares were granted under the 2009/2011 Performance Share Plan and will vest on April 18, 2012.

(9)	These deferred shares vest on July 20, 2012, generally subject to the recipient’s continued employment through that date.

(10)	These deferred shares vest on May 19, 2013, generally subject to the recipient’s continued employment through that date.

(11)	These deferred shares vest on July 26, 2013, generally subject to the recipient’s continued employment through that date.

(12)	These deferred shares vest on May 18, 2014, generally subject to the recipient’s continued employment through that date.

(13)

These career equity shares will vest upon retirement after age 60, or upon a qualifying early retirement under the Retirement Benefit Plan, in each case generally subject to continued employment through that date. If the named executive officer retires earlier than age 60, there is a 3% reduction in the total number of shares that will vest for each year the officer’s retirement date precedes age 60.

(14)

These performance shares were granted under the 2010/2012 Performance Share Plan and will vest, if at all, on April 17, 2013. Vesting is subject to the satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of performance shares shown assumes that target levels of performance (100%) will be achieved.

(15)

These performance shares were granted under the 2011/2013 Performance Share Plan and will vest, if at all, on April 16, 2014. Vesting is subject to the satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of performance shares shown assumes that target levels of performance (100%) will be achieved.

(16)	Mr. Arpey resigned effective November 28, 2011. Pursuant to the terms of our long-term incentive plans, all of his outstanding stock awards were forfeited.

2011 Option Exercises and Stock Vested Table

The following table summarizes exercises of stock options and stock appreciation rights, as well as stock awards that vested for the named executive officers in 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired On Vesting[1] (#)	Value Realized On Vesting[2] ($)
Horton Goren Garton Kennedy			98,850 56,300 108,590 56,300	603,261 343,593 668,129 343,593
Former Officers
Arpey			231,000	1,421,160
Reding			98,850	603,261

(1)

The numbers shown are the number of shares that vested in April 2011 under the 2008/2010 Performance Share Plan and the number of deferred shares that vested in July 2011 under the 2008 deferred share agreements.

(2)

Amounts shown are the fair market value of our stock on the date of vesting, multiplied by the number of shares shown in the column entitled “Number of Shares Acquired on Vesting” for the named executive officer.

2011 Pension Benefits Table

The following table summarizes the present value of the accumulated pension benefits of the named executive officers as of December 31, 2011. The amounts shown in the following table have not been reduced for the possibility that the benefits will not be paid in full as a result of our Chapter 11 filing in November 2011.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)[1,2]	Payments During Last Fiscal Year ($)
Horton	Retirement Benefit Plan	21.655[3]	805,030	0
	Non-Qualified Plan	25.555[3]	3,605,329	0
Goren	Retirement Benefit Plan	24.365	857,882	0
	Non-Qualified Plan	24.365	1,287,437	0
Garton	Retirement Benefit Plan	24.368	955,382	0
	Non-Qualified Plan	24.368	3,724,051	0
Kennedy	Retirement Benefit Plan	26.547	1,151,872	0
	Non-Qualified Plan	26.547	2,400,128	0
Former Officers
Arpey	Retirement Benefit Plan	28.274	1,020,964	0
	Non-Qualified Plan	28.274	5,746,393	0
Reding	Retirement Benefit Plan	10.912[4]	570,129	0
	Non-Qualified Plan	20.912[4]	2,688,820	0

(1)

We have partially funded the benefits under the Non-Qualified Plan into a trust as described in “Non-Qualified Plan.” Assets in the trust are separate from our operating assets and become payable to the named executive officer only upon normal or early retirement. The amounts listed in this column for the Non-Qualified Plan reflect the present value of the total benefit payable under the Non-Qualified Plan to each of the named executive officers, without any reduction for amounts contributed to the trust.

(2)

Tax laws treat the contributions made to the trust under the Non-Qualified Plan as taxable income to the named executive officers, requiring them to pay applicable federal, state and local income taxes. We did not reduce the Non-Qualified Plan amounts shown in this column to reflect the contributions to the trust or the tax liabilities since we will not know the impact of the tax liabilities until normal or early retirement. We, therefore, do not consider such amounts as paid from the Non-Qualified Plan until that time. For 2011, the gross benefit amounts and the applicable tax liability were:

Name	Gross Benefit Amount ($)	Tax Liability ($)	Net Amount ($)
Horton Goren Garton Kennedy	167,331 114,078 128,251 88,966	60,992 42,580 47,289 33,013	106,339 71,498 80,962 55,953
Former Officers
Arpey Reding	217,635 249,283	79,328 91,409	138,307 157,874

(3)

As of December 31, 2011, Mr. Horton had 21.655 years of credited service under the Retirement Benefit Plan and 25.555 years of credited service under the Non-Qualified Plan. Mr. Horton left our company in 2002 and rejoined us in 2006. Under the terms of the Retirement Benefit Plan and the Non-Qualified Plan, Mr. Horton’s prior credited service in each plan was reinstated when he rejoined us. In addition, under his employment agreement, Mr. Horton had earned an additional 3.9 years of age and service credit under the Non-Qualified Plan with an estimated value of $1,479,224.

(4)

As of December 31, 2011, Mr. Reding had 10.912 years of credited service under the Retirement Benefit Plan and 20.912 years of credited service under the Non-Qualified Plan. Under an agreement with Mr. Reding, he earns two years of credited service in the Non-Qualified Plan for each year of credited service earned in the Retirement Benefit Plan, up to a maximum of 10 years of additional service credit. As of December 31, 2011, Mr. Reding had earned 10 additional years of service credit under the Non-Qualified Plan with an estimated value of $1,667,368.

Discussion Regarding 2011 Pension Benefits Table

As stated above, AMR and certain of its domestic direct and indirect subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. The information provided below does not take into account the impact of the Chapter 11 filings.

Retirement Benefit Plan

We provide the Retirement Benefit Plan to assist our named executive officers and most of our other salaried employees during their retirement. We have similar defined benefit plans for other American Airlines employees, including those covered by bargained labor agreements. Our Retirement Benefit Plan is only available to employees hired prior to January 1, 2002 who had also completed 1,000 hours of eligible service in one year prior to that date. To vest in the plan’s benefits, a participant must also: (a) complete at least five years of eligible service, (b) reach age 65, or (c) be permanently and totally disabled. After becoming a participant in the Retirement Benefit Plan, each participant earns one year of credited service for each plan year in which at least 1,900 hours of service are completed.

Normal retirement age under the plan is 65. However, participants with at least 10 years of retirement eligible service may retire at age 60 and receive unreduced benefits. Participants with at least 15 years of retirement eligible service may retire at age 55, but their benefits are reduced 3% for each year that the participant’s age is below age 60. Participants who retire before age 60 with more than 10 but less than 15 years of retirement eligible service may receive reduced retirement benefits starting at age 60. These benefits are reduced 3% for each year that the participant’s age is below age 65. Retirement Benefit Plan benefits are paid as a monthly annuity and the participant may elect the form of annuity payments. Payment options include single life, joint and survivor, guaranteed period or level income. For the level income payment option, we reduce the monthly payments for the receipt of social security benefits.

The Retirement Benefit Plan complies with ERISA and qualifies for an exemption from federal income tax under the Internal Revenue Code. As a qualified plan, it is subject to various restrictions under the Internal Revenue Code and ERISA that limit the maximum annual benefit payable under the plan. The limit was $195,000 in 2011. The Internal Revenue Code also limits the maximum amount of annual compensation that we may take into account under the Retirement Benefit Plan. The limit was $245,000 in 2011. As described further in “Non-Qualified Plan,” we maintain the Non-Qualified Plan to address these limits on benefit payments to our named executive officers.

We determine the benefits payable to all participants (including the named executive officers) under the Retirement Benefit Plan and the Non-Qualified Plan using the four formulas described below. As required by the plans, we use the formula that provides the participant the greatest benefit. For purposes of the table above, we therefore assumed that Mr. Horton, Ms. Goren, Mr. Garton and Mr. Kennedy will each receive benefits under the Retirement Benefit Plan pursuant to the “Final Average Retirement Benefit Formula,” and under the Non-Qualified Plan pursuant to the “Social Security Offset Formula.” For Mr. Reding, we assumed that he will receive benefits under the Retirement Benefit Plan pursuant to the “Career Average Benefit Formula,” and under the Non-Qualified Plan pursuant to the “Social Security Offset Formula.” For Mr. Arpey, we assumed that he will receive benefits under the Retirement Benefit Plan pursuant to the “Final Average Retirement Benefit Formula” and under the Non-Qualified Plan pursuant to the “Social Security Offset Formula.” Each formula is described below.

Final Average Retirement Benefit Formula. Under this formula, a participant’s annual benefit at normal retirement will equal the product of (a) 1.667% of his or her final average compensation times (b) his or her years of credited service. Final average compensation is the average of the participant’s “pensionable pay” during the four highest paid consecutive years during the last ten years of employment. Pensionable pay includes regular pay, but excludes bonuses, expenses and equity-based compensation.

Career Average Benefit Formula. A participant’s annual benefit at normal retirement under this formula will equal the sum of the following amounts, determined for each year the participant is a member of the Retirement Benefit Plan: (a) 1.25% times the participant’s pensionable pay (as described above) for each year up to $6,600 and (b) 2% times the participant’s pensionable pay for each such year over $6,600.

Social Security Offset Formula. A participant’s annual benefit at normal retirement under this formula will equal the difference between (a) the product of (1) 2% of the participant’s final average compensation (as described above) times (2) the participant’s years of credited service, and (b) the product of (1) 1.5% of the participant’s estimated annual Social Security benefit times (2) the participant’s years of credited service, up to a maximum of 33.3 years of service.

Minimum Retirement Benefit Formula. Under this formula, a participant’s annual benefit at normal retirement will equal the product of (a) 12, times (b) $23.50 for participants whose final average compensation (as described above) is less than $15,000, or $24.00 for participants whose final average compensation is at least $15,000, times (c) the number of years of the participant’s credited service.

Non-Qualified Plan

The Non-Qualified Plan provides retirement benefits to our named executive officers because their compensation exceeds the maximum recognizable compensation limit allowed under the Internal Revenue Code, which was $245,000 in 2011.

The eligibility requirements and the formulas used to calculate benefits under the Non-Qualified Plan are generally the same as those under the Retirement Benefit Plan. However, under the Non-Qualified Plan, benefit calculations for the named executive officers also include: (a) the average of the four highest short-term incentive payments made since 1985; (b) any additional years of credited service that may have been granted to the named executive officer; and (c) the average of the four highest performance return payments made since 1989. “Performance return payments” are dividend equivalent payments we made between 1989 and 1999 on outstanding career equity shares. They were calculated using: (w) the number of shares granted; (x) the grant price; (y) individual performance; and (z) a rolling three-year return on investment. Income received from long-term incentive compensation payments (such as stock option/stock appreciation right exercises, and performance share, deferred share and career performance share payments) is not used to calculate benefits in the Non-Qualified Plan. In addition, we granted additional years of credited service for Mr. Horton and Mr. Reding as reflected in the footnotes to the above 2011 Pension Benefits Table.

Benefits payable under the Non-Qualified Plan are periodically funded in a trust to give Non-Qualified Plan participants a certainty of payment of plan benefits that is comparable to the certainty eligible employees have under the Retirement Benefit Plan. The Non-Qualified Plan’s trust has not been funded to any greater extent than the funded percentage of our least funded qualified defined benefit plan for non-officer employees. Payments to the trust for vested retirement benefits result in taxable income to the participants. As they are participants in the Non-Qualified Plan, the “2011 Pension Benefits Table” above reflects amounts the named executive officers accrued under the Non-Qualified Plan (whether or not funded under the trust). Benefits payable under the Non-Qualified Plan, including benefits from the trust, are payable in a lump sum.

As of December 31, 2011, Mr. Kennedy was eligible for early retirement under both the Retirement Benefit Plan and the Non-Qualified Plan, but as described above, his benefits would be reduced 3% for each year he retires before age 60. Mr. Reding was eligible for normal retirement under our pension plans when he retired effective December 31, 2011. Mr. Arpey was not eligible for retirement under our pension plans when he resigned in November 2011.

Present Value Calculations

The values of accrued benefits under the Retirement Benefit Plan are determined using a 5.2% interest rate and the sex-distinct RP2000 Mortality Tables projected to 2006. The lump sums payable under the Non-Qualified Plan are calculated using the December 2011 segment rates and the unisex mortality table prescribed by the Internal Revenue Service in the Pension Protection Act of 2006. Retirement benefits for both plans are then discounted to December 31, 2011 using an interest only discount of 5.2%. At December 31, 2010, the same assumptions were used, except that the lump sums under the Non-Qualified Plan were calculated using December 2010 segment rates and the values of accrued benefits under both plans were calculated using a 5.8% interest rate. The present value is the amount today that, with fixed interest earned over time, will equal the employees’ accrued retirement benefit at retirement. The present values generally assume retirement at age 60, which is the age when unreduced benefits may be available. Under his employment agreement, however, Mr. Horton will be eligible to receive an unreduced Non-Qualified Plan benefit when he reaches age 56.

Post-Employment Compensation

This section describes the payments, benefits and perquisites we may provide to the named executive officers following termination of their employment. Except as otherwise stated below, these are in addition to the payments, benefits and perquisites that we generally provide to all of our salaried employees following termination of their employment. The information provided below does not take into account the impact of the Chapter 11 filings.

Retirement. We provide retirement benefits to our employees (including the named executive officers) who retire after they reach normal retirement age or meet the requirements for early retirement. As described in “2011 Pension Benefits Table—Discussion Regarding 2011 Pension Benefits Table” above, Mr. Kennedy is eligible for early retirement under our pension plans, but his benefits would be reduced 3% for each year he retires before age 60. Mr. Reding was eligible for normal retirement under our pension plans when he retired effective December 31, 2011. Mr. Arpey was not eligible for retirement under our pension plans when he resigned in November 2011.

In addition, upon normal retirement at age 65 or early retirement at age 60 or 55, our long-term incentive plans generally require pro-rata payments of stock awards granted under those plans. Under those plans, Mr. Kennedy and Mr. Reding were eligible for stock awards due to retirement as of December 31, 2011. Since Mr. Horton, Mr. Garton, and Ms. Goren were not age 55 or older as of December 31, 2011, they were not eligible for any stock award payments as of that date due to retirement. Since Mr. Arpey resigned effective November 28, 2011, he forfeited all outstanding stock awards under the terms of our long-term incentive plans.

Upon retirement, we will also continue to provide to each named executive officer, his or her spouse or companion and any dependent children the air travel perquisite we provided to them during employment. Mr. Reding and Mr. Kennedy vested in this perquisite in 2010, and under a policy we discontinued for officers elected after 1996, we will provide this perquisite to Mr. Horton and Mr. Garton upon retirement or any other termination of employment. Mr. Arpey received this perquisite upon his resignation in November 2011 under this policy. In January 2011, however, we discontinued a policy that would have reimbursed some of them for taxes and fees associated with their air travel. The estimated aggregate incremental cost to us of providing the air travel perquisites to each of them is listed under their names in the table below under “Voluntary Separation.” In addition, we will provide lifetime Admirals Club® memberships to each named executive officer and his or her spouse or companion, at no incremental cost to us.

Voluntary Separation and Termination For Cause. In the event that a named executive officer resigns or voluntarily terminates his or her employment (other than a normal or early retirement or as noted in “Termination By Executive For Good Reason”), or we terminate his or her employment for cause, under our equity plans the named executive officer will forfeit all outstanding stock-based awards. For these purposes, “for cause” means a felony conviction, failure to contest prosecution of a felony, or willful misconduct or dishonesty of a named executive officer that is directly and materially harmful to our business or reputation. In addition, we will discontinue his or her salary, perquisites and benefits, except as provided below.

As described above under “Retirement,” if vested in the Retirement Benefit Plan and Non-Qualified Plan, he or she is also entitled to the benefits under these plans. Mr. Reding and Mr. Kennedy were eligible for benefits under these plans as of December 31, 2011. Also, as Mr. Arpey had more than 15 years of eligible service when he resigned in November 2011, under our pension plans he is eligible to receive plan benefits starting at age 55, but his benefits would be reduced by 3% for each year he receives benefits before age 60. As stated above, however, this does not take into account the impact of the Chapter 11 filings in November 2011.

Assuming a separation of service as of December 31, 2011, under our plans and policies we would also continue to provide Mr. Horton, Mr. Garton, and Mr. Kennedy the air travel perquisite we provided during their employment. Mr. Reding and Mr. Arpey were also eligible to receive the air travel perquisite we provided them during their employment following their separation.

Termination By Executive For Good Reason. Under an agreement with Mr. Horton, we will provide benefits to him if he terminates his employment with us for good reason. Mr. Garton, Ms. Goren, Mr. Reding and Mr. Kennedy are not parties to any agreements with us that contemplate a termination for good reason by them. As noted above, Mr. Arpey resigned effective November 28, 2011.

Under Mr. Horton’s employment agreement, if he resigns for good reason, he would be entitled to receive: (a) his accrued base salary, vacation and short-term incentive bonus (if such bonus had been determined but not paid as of his employment termination date); and (b) two times his annual salary and target bonus. In addition, all of his outstanding stock options and stock appreciation rights and deferred and performance shares would vest and become free of all restrictions. However, the number of performance shares that he would receive, if any, would be subject to a determination by the Compensation Committee that we met the performance criteria under the applicable performance share plans. We would also pay for COBRA coverage for Mr. Horton and his dependents for the maximum period allowed (with an estimated cost of $1,919). In Mr. Horton’s employment agreement, “good reason” includes: (w) a diminution in his position, authority, duties or responsibilities; (x) failure to comply with his employment agreement; (y) a requirement that he work primarily outside Dallas/Fort Worth, Texas; or (z) a failure of any successor of ours to assume his employment agreement, in each case unless he consents.

Involuntary Termination Other Than For Cause. Under our current practices and policies for all salaried U.S.-based employees, if we terminate a named executive officer’s employment other than for cause, he or she would receive up to one year’s annual salary (based on the officer’s years of service with us). Under Mr. Horton’s employment agreement, if Mr. Horton were terminated other than for cause, he would be entitled to receive the same benefits as if he had resigned for good reason as described above in “Termination By Executive For Good Reason.” For a period of two years after termination, we would also continue to provide the air travel perquisite we provided during their employment.

In addition, under our long-term incentive plans, performance shares and deferred shares would vest on a pro-rata basis as if the named executive officer had instead retired on the date of termination. The named executive officer would immediately forfeit all unvested stock options and stock appreciation rights and would have ninety days to exercise vested stock options and stock appreciation rights. Career equity awards previously awarded would immediately vest (at a rate of 10% per year for each year of service following the date of grant), and would become payable following the separation.

Termination Due to Death or Disability. According to the terms of our long-term incentive plans, upon the death or disability of a named executive officer, all of his or her outstanding performance shares and deferred shares would vest on a pro-rata basis. Their stock options and stock appreciation rights would continue to be exercisable. All outstanding career equity awards would vest at a rate of 20% per year for each year of service following the date of grant and would become payable. In the event of death, his or her unvested stock options and stock appreciation rights would immediately vest, and we would continue to provide to his or her surviving spouse and dependent children the air travel perquisite we provided during employment.

The following table quantifies the severance payments, long-term incentives and air travel perquisite each named executive officer would have received had there been a termination of his or her employment on December 31, 2011 in the situations described above, other than Mr. Arpey who resigned on November 28, 2011 and Mr. Reding who retired on December 31, 2011. As of December 31, 2011, Mr. Kennedy was eligible for early retirement. None of the other named executive officers was eligible for retirement as of that date. For further details regarding payments to our named executive officers upon a change in control, please see “Change In Control.” In calculating the amounts in the table, we used a stock price of $0.35 per share, which was the closing price of our common stock on December 31, 2011. The amounts shown have not been reduced for the possibility that the benefits will not be paid in full as a result of our Chapter 11 filing in November 2011.

Name	Benefit	Retirement ($)	Voluntary Separation ($)	Good Reason[3] ($)	Death ($)	Disability ($)	Termination Other Than For Cause ($)
Horton	Cash Severance	-	-	2,719,794	-	-	2,719,794
	Long Term Incentives	-	0	204,642	118,789	118,789	204,642
	Pension[1]	-	4,410,359	4,410,359	4,410,359	4,410,359	4,410,359
	Air Travel[2]	-	12,460	12,460	12,460	12,460	12,460
	Total	0	4,422,819	7,347,255	4,541,608	4,541,608	7,347,255
Goren	Cash Severance	-	-	-	-	-	540,385
	Long Term Incentives	-	0	-	69,837	69,837	69,837
	Pension[1]	-	2,145,319	-	2,145,319	2,145,319	2,145,319
	Air Travel[2]	-	10,186	-	12,580	12,580	12,580
	Total	0	2,155,505	0	2,227,736	2,227,736	2,768,121
Garton	Cash Severance	-	-	-	-	-	530,479
	Long Term Incentives	-	0	-	145,736	145,736	145,736
	Pension[1]	-	4,679,433	-	4,679,433	4,679,433	4,679,433
	Air Travel[2]	-	11,728	-	11,728	11,728	11,728
	Total	0	4,691,161	0	4,836,897	4,836,897	5,367,376
Kennedy	Cash Severance	-	-	-	-	-	522,000
	Long Term Incentives	75,362	0	-	77,303	77,303	77,303
	Pension[1]	4,030,083	4,030,083	-	4,030,083	4,030,083	4,030,083
	Air Travel[2]	11,335	11,335	-	11,335	11,335	11,335
	Total	4,116,780	4,041,418	0	4,118,721	4,118,721	4,640,721
Former Officers
Arpey[4]	Cash Severance	-	-	-	-	-	-
	Long Term Incentives	-	0	-	-	-	-
	Pension[1]	-	6,767,357	-	-	-	-
	Air Travel[2]	-	11,961	-	-	-	-
	Total	0	6,779,318	0	0	0	0
Reding[5]	Cash Severance	-	-	-	-	-	448,867
	Long Term Incentives	102,319	0	-	102,319	102,319	102,319
	Pension[1]	3,258,949	3,258,949	-	3,258,949	3,258,949	3,258,949
	Air Travel[2]	10,014	10,014	-	10,014	10,014	10,014
	Total	3,371,282	3,268,963	0	3,371,282	3,371,282	3,820,149

(1)

The amounts for Mr. Horton, Ms. Goren, Mr. Garton, and Mr. Reding are also reported in the “2011 Pension Benefits Table” above, and are paid at retirement age. The amount for Mr. Kennedy is based on early retirement at December 31, 2011.

(2)

These amounts are based on figures that include the estimated average aggregate incremental cost to us of providing the air travel perquisite described above to our named executive officers generally in 2011. For each named executive officer, we estimated these costs by using the average of the estimated annual incremental cost to us of providing their air travel for the number of years of the named executive officer’s projected life expectancy (according to the mortality tables we used to determine the present value of his or her retirement benefits in the “2011 Pension Benefits Table”).

(3)

We have not entered into any agreements with Mr. Garton, Ms. Goren and Mr. Kennedy that contemplate a termination for good reason, so no amounts are shown for them in this column. Each would have been entitled to receive the amounts shown in the “Voluntary Separation” column had they terminated their employment with us for any reason on December 31, 2011.

(4)	Mr. Arpey resigned on November 28, 2011. As a result, we have only reported his benefits for voluntary separation as of November 28, 2011.

(5)	Mr. Reding retired effective December 31, 2011. As a result, we have only reported his benefits for retirement as of December 31, 2011.

Change In Control

As stated above, AMR and certain of its domestic direct and indirect subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. The information provided below does not take into account the impact of the Chapter 11 filings.

If there is a change in control of the Company, the named executive officers are entitled to benefits under our long-term incentive plans, the Non-Qualified Plan and our executive termination benefit agreements, other than Mr. Arpey and Mr. Reding due to their separations in 2011.

Under these plans and agreements, a change in control of the Company is deemed to occur if: (a) over a 12-month period, a third party or group acquires beneficial ownership of 30% or more of our common stock, or the members of our Board of Directors (or their approved successors) no longer constitute a majority of the board; or (b) our stockholders approve a complete liquidation or dissolution of the Company. Also, a reorganization, merger or consolidation, or a sale or other disposition of all our assets, is considered a change in control unless (x) our stockholders prior to the transaction hold at least 50% of the voting securities of the successor company, (y) no one person owns more than 30% of the successor company, and (z) the members of the Board of Directors prior to the transaction constitute at least a majority of the board of the successor company. The event must also meet the change in control requirements of Section 409A of the Internal Revenue Code.

Under the terms of our long-term incentive plans and agreements, following a change in control all outstanding stock options and stock appreciation rights become immediately exercisable, all outstanding career equity and deferred shares vest, and all performance shares vest and will be paid at target levels (or 100%) of the original award. Each named executive officer will also receive a payment under the Non-Qualified Plan equal to the present value of the accrued annual retirement benefit to be paid to him or her under that plan.

As described under “Compensation Discussion and Analysis — Post-Employment and Change in Control Benefits,” our executive termination benefit agreements have a double trigger. Termination benefits under those agreements are therefore payable to a named executive officer in the event of a change of control only if: (a) within two years following a change in control, we (or a successor) terminate the named executive officer’s employment for any reason (other than his or her death, disability, felony conviction or willful misconduct or dishonesty that materially harms our business or reputation); (b) within two years following a change in control, the named executive officer terminates his or her employment for good reason; (c) the named executive officer terminates his or her employment for any reason during the thirty days following the first anniversary of the change in control; or (d) the named executive officer’s employment is terminated following the commencement of change in control discussions and the change of control occurs within 180 days after the termination. For Ms. Goren, since she was first elected a senior vice president after 2006, she is only entitled to the termination benefits described above if her employment is terminated under clause (a), (b) or (d). For purposes of these agreements, “good reason” includes any of the following after the change in control: (u) failure to maintain the executive in a substantially equivalent position; (v) a significant adverse change in the nature or scope of his or her position; (w) a reduction in his or her salary or incentive compensation target, or a reduction of his or her benefits; (x) a change in the executive’s employment circumstances, such as a change in responsibilities that hinder the executive’s ability to perform his or her duties; (y) the successor company breaches the agreement or does not assume our obligations under it; or (z) we relocate our headquarters or require the person to relocate more than 50 miles from its current location.

Under the executive termination benefit agreements, if there is a change in control and termination of his or her employment in the situations described above, the named executive officer would be entitled to the following additional benefits:

•

We would pay a cash payment of three times (or two times in the case of Mr. Horton and Ms. Goren) the sum of his or her annual base salary and the target annual award paid under our incentive compensation plan (or the largest incentive award paid under that plan during the prior three years, if greater)

•

For three years following the termination of employment (or two years for Ms. Goren), we would provide all perquisites and benefits provided to him or her prior to the change in control, including health and welfare, insurance and other perquisites and benefits described above

•	We would provide a one-time reimbursement for relocation expenses and outplacement services

•

We would provide the named executive officer, his or her spouse or companion and any dependent children unlimited personal air travel on American Airlines or American Eagle Airlines in any available class of service until age 55. At age 55, we would provide the air travel perquisite we provided during their employment.

•

Except for Ms. Goren, we would reimburse the named executive officer for any excise taxes payable under Sections 280G and 4999 of the Internal Revenue Code as a result and any federal income, employment or excise taxes payable on the excise tax reimbursement

•

We would treat the named executive officer as fully vested in his or her currently accrued benefits under the Retirement Benefit Plan and the Non-Qualified Plan. We would calculate benefits under the plans as though his or her compensation rate equaled the sum of his or her base pay and incentive pay and credit the executive with three additional years of service

•	We would pay the named executive officer’s legal fees if there was a disagreement related to the agreement, and we would establish a trust to assure payment

The following table lists the estimated payments and values that would have been due to each named executive officer serving on that date had a change in control occurred on December 31, 2011 and the named executive officer’s employment was terminated on that date. The amounts shown in the following table have not been reduced for the possibility that the benefits would not be paid in full as a result of our Chapter 11 filing in November 2011.

Name	Cash Severance ($)	Value of Stock Option/Stock Appreciation Rights Vesting ($)	Value of Vesting of Non- Performance Based Stock Awards ($)	Value of Vesting of Performance- Based Stock Awards ($)	Value of Additional Pension Benefits ($)	Outplacement, Relocation and Continuing Perquisites and Benefits ($)	Air Travel ($)	Gross-up Payment for 280G Excise Taxes ($)	Total Change in Control Benefits ($)
Horton	2,740,399	0	145,390	103,023	6,573,515	437,754	0	3,479,972	13,480,053
Goren	1,891,348	0	76,293	46,095	4,395,592	383,804	2,636	0	6,795,767
Garton	1,607,348	0	163,597	71,995	2,059,043	424,865	0	789,973	5,116,821
Kennedy	2,740,500	0	83,759	46,095	2,882,588	426,060	0	1,942,916	8,121,918
Former Officers
Arpey[1]	0	0	0	0	0	0	0	0	0
Reding	3,310,186	0	113,593	71,995	3,214,278	377,005	0	2,337,152	9,424,209

(1)	Mr. Arpey resigned on November 28, 2011. As a result, he would not have been eligible for any payments if a change in control had occurred on December 31, 2011.

In the above table, we based the stock values on a price of $0.35 per share, which was the closing price of our common stock on December 31, 2011. The value of the additional pension benefits estimated in the table was determined using the same actuarial assumptions and mortality tables used to determine the present value of retirement benefits shown in the “2011 Pension Benefits Table.” These figures assume all payments are made at the time provided under Section 409A of the Internal Revenue Code. For the air travel perquisite, since Mr. Horton, Mr. Garton, Mr. Kennedy and Mr. Reding vested in this perquisite as of December 31, 2011 (regardless of whether a change in control has occurred), the aggregate incremental cost of this perquisite for them is reflected in the table in “Post-Employment Compensation” above. Since Ms. Goren is not entitled to the air travel perquisite until she turns 55, this table includes the estimate of the aggregate incremental cost to us for the air travel perquisite she would receive under the agreement until her 55th birthday. We estimated the costs by using the average of the estimated annual incremental cost to us of providing this air travel perquisite to the named executive officers in 2011 for the number of years until Ms. Goren’s 55th birthday.

DIRECTOR COMPENSATION

As stated above, AMR and certain of its domestic direct and indirect subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code on November 29, 2011. The information provided below provides a description of our historical compensation process, programs, and decisions prior to the Chapter 11 filings and does not take into account the impact of the Chapter 11 filings. In most cases under Chapter 11, participants in equity-based compensation plans receive little or no recovery of value, and the Company does not plan to continue to distribute equity-based awards due to its Chapter 11 filings. In addition, the amounts shown below have not been reduced for the possibility that pension and retirement benefits would not be paid in full as a result of our Chapter 11 filings in November 2011.

Our Nominating/Corporate Governance Committee reviews annually the overall compensation of the directors in consultation with the Board and with the assistance of our management. In doing so, the committee retained Meridian Compensation Partners to assist the committee. The Board approves any changes to director compensation. There were no changes to our director compensation program in 2011.

The following is a description of our director compensation program in 2011. Neither Mr. Arpey nor Mr. Horton received any compensation as a director or as Chairman because we compensated each instead as an employee. We describe their compensation in the “Executive Compensation — Fiscal Year 2009, 2010 and 2011 Summary Compensation Table” and accompanying text and “Compensation Discussion and Analysis” above. The following narrative and tables includes the compensation in 2011 of Mr. Boren, who retired from the Board in May 2011.

Elements of Director Compensation

Retainers/Fees

For 2011, the compensation for our non-employee directors included:

•	An annual retainer of $20,000 for service on the Board

•	An additional annual retainer of $3,000 for service as Lead Director or for service on one or more of the Board’s standing committees

•	$1,000 for participating in a regular or special Board or committee meeting. The maximum payment for meeting participation is $1,000 per day

Annual Grants of Deferred Units

Under the terms of the 2004 Directors Unit Incentive Plan, each non-employee director received an annual award of 2,610 deferred units in July 2011. We will pay the deferred units to them in cash after they cease to be a member of the Board. The payment is equal to the number of deferred units held by the director, multiplied by the average of the highest and lowest quoted selling prices of our common stock on the date the director leaves the Board.

As described below under “Pension and Other Retirement Benefits,” non-employee directors elected after May 15, 1996 are not eligible to participate in our director pension plan. We instead provide them an additional annual grant of 710 deferred units. These deferred units are paid on the same terms as the annual deferred units described above. Since they were elected after May 15, 1996, Mr. Bachmann, Mr. Bennett, Mr. Ibargüen, Mr. Miles, Mr. Purcell, Mr. Robinson, Dr. Rodin, Mr. Rose and Mr. Staubach were each granted an additional 710 deferred units in July 2011.

Other Compensation

As is common in the airline industry, each non-employee director and his or her spouse or companion and dependent children also received unlimited complimentary personal air travel on American Airlines and American Eagle Airlines in any available class of service, and we reimbursed them for any related taxes. We provided membership in our Admirals Club® airport lounges and all of the benefits and privileges American Airlines gives to its best frequent flyers, including class of service upgrade credits, travel assistance, and fee waivers. We also reimbursed them for their expenses incurred in attending our meetings. We provided other perquisites and personal benefits, which are described in footnote 5 to the “Director Compensation Table For Fiscal Year 2011” below.

Pension and Other Retirement Benefits

Each non-employee director elected to the Board before May 15, 1996 and who serves on the Board until age 62 is entitled to a pension benefit of $20,000 per year. The benefit is paid until the death of the director and the director’s spouse. Upon retirement, Mr. Codina and Mrs. Korologos will receive this benefit. Mr. Boren started receiving this benefit upon his retirement in 2011. We will also continue to provide the Admirals Club® membership, frequent flyer benefits, complimentary air travel and tax reimbursements described above following the non-employee director’s retirement. For each non-employee director who has served on the Board for at least ten years and retires at or following age 70, we continue to provide the complimentary air travel until the death of the director and his or her spouse. For directors who either do not serve until age 70 or do not serve for at least ten years, we continue to provide the complimentary air travel for the number of years the director served on the Board.

Stock Ownership Guidelines

Effective March 2011, the Board adopted stock ownership guidelines for our directors. Due to our Chapter 11 filing in November 2011, the Board has suspended compliance with these guidelines.

Director Compensation Table For Fiscal Year 2011

The following table contains information regarding compensation paid to our non-employee directors in 2011. The table does not take into account the impact of the Chapter 11 filings in November 2011.

Name	Fees Earned or Paid in Cash[1] ($)	Stock Awards[2] ($)	Option Awards[3] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[4] ($)	All Other Compensation[5] ($)	Total ($)
John W. Bachmann	41,000	13,811	0	0	0	54,695	109,506
Stephen M. Bennett	22,500	13,811	0	0	0	6,575	42,886
David L. Boren	16,500	0	0	0	66,210	9,882	92,592
Armando M. Codina	43,000	10,857	0	0	23,185	3,979	81,021
Alberto Ibargüen	42,000	13,811	0	0	0	19,899	75,710
Ann M. Korologos	38,000	10,857	0	0	23,042	17,852	89,751
Michael A. Miles	42,000	13,811	0	0	0	6,345	62,156
Philip J. Purcell	43,000	13,811	0	0	0	12,128	68,939
Ray M. Robinson	44,000	13,811	0	0	0	13,802	71,613
Judith Rodin	38,000	13,811	0	0	0	39,389	91,200
Matthew K. Rose	42,000	13,811	0	0	0	22,390	78,201
Roger T. Staubach	43,000	13,811	0	0	0	13,503	70,314

(1)

The amounts represent the aggregate dollar amount of all fees the directors earned or were paid in 2011 for service as a director, including annual retainer, committee, meeting and Lead Director fees. Mr. Bachmann, Mr. Codina, Mr. Ibargüen and Dr. Rodin deferred the payment of their 2011 retainers and fees until they depart from the Board. For Mr. Bachmann, Mr. Codina and Mr. Ibargüen, their deferred fees and retainers are converted into deferred units based on our stock price. The number of deferred units is determined by dividing the amount of the fees and retainers earned in a month by the average of the highest and lowest quoted selling price of our common stock during that month. After the director ceases to be a member of the Board, we will pay the deferred units in cash in an amount equal to the number of deferred units held by the director, multiplied by the average of the highest and lowest quoted selling prices of our common stock during the month preceding the month in which the director ceases to be a member of our Board. For Dr. Rodin, her 2011 fees and retainers accrue interest at a rate equal to the prime rate in effect, from time to time, at J.P. Morgan Chase National Bank, N.A.

(2)

The amounts shown were not actually paid to the directors. As required by SEC rules, the amounts instead represent the aggregate grant date fair value of deferred units we granted to the directors in 2011 under the 2004 Directors Unit Incentive Plan. These values were determined in accordance with FASB ASC Topic 718. See note 10 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for the assumptions made in determining the aggregate grant date fair value of these awards. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value.

The chart below reflects the aggregate number of outstanding stock-based compensation awards each director held as of December 31, 2011. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these awards will have minimal or no value.

Name	1994 Directors Stock Incentive Plan Shares (#)	2004 Directors Unit Incentive Plan Units (#)	Directors Fees Deferred Units (#)
Bachmann	4,266	25,373	43,982
Bennett	0	3,320	0
Boren	12,322	0	0
Codina	12,322	19,692	43,839
Ibargüen	0	13,280	25,705
Korologos	13,270	19,692	22,113
Miles	6,399	25,373	22,865
Purcell	8,532	25,373	29,433
Robinson	0	19,920	12,397
Rodin	12,798	25,373	13,692
Rose	0	23,240	17,918
Staubach	4,266	25,373	29,009

(3)

Prior to 2006, we granted directors stock appreciation rights under the 1999 Directors’ Stock Appreciation Rights Plan. As of December 31, 2011, the aggregate number of outstanding stock appreciation rights each director held was as follows: Mr. Bachmann (3,555), Mr. Bennett (0), Mr. Boren (0), Mr. Codina (3,555), Mr. Ibargüen (0), Mrs. Korologos (3,555), Mr. Miles (3,555), Mr. Purcell (3,555), Mr. Robinson (0), Dr. Rodin (3,555), Mr. Rose (0) and Mr. Staubach (3,355). We did not grant stock appreciation rights to any directors in 2011. As a result of the Chapter 11 filings and delisting of our shares, we anticipate that these will have minimal to no value.

(4)

Since Mr. Boren, Mr. Codina and Mrs. Korologos were elected prior to May 15, 1996, each is entitled to receive a pension benefit of $20,000 per year from the date of retirement until the later of the death of the director or his or her spouse. The present value of their accumulated retirement benefits increased from December 31, 2010 to December 31, 2011 because the discount rate decreased from 5.80% at December 31, 2010 to 5.20% at December 31, 2011. The amounts have not been reduced for the possibility that the benefits will not be paid in full as a result of our Chapter 11 filing in November 2011.

(5)

Amounts shown include: (a) the estimated aggregate incremental cost to us of the complimentary personal air travel on American Airlines and American Eagle Airlines that we provided to the directors and their respective family members in 2011; and (b) the dollar value of insurance premiums we paid in 2011 for a $50,000 life insurance policy for the benefit of each director. The amounts also include tax reimbursements that we paid to our directors in 2011 for the complimentary air travel we provided them in 2010 and 2011. We paid the following tax reimbursements in 2011: Mr. Bachmann ($52,519), Mr. Bennett ($6,041), Mr. Boren ($9,247), Mr. Codina ($3,639), Mr. Ibargüen ($18,857), Mrs. Korologos ($16,940), Mr. Miles ($5,805), Mr. Purcell ($11,368), Mr. Robinson ($13,021), Dr. Rodin ($36,848), Mr. Rose ($21,687) and Mr. Staubach ($12,579). We also provided to some of our non-employee directors access to events or venues sponsored by us, at no incremental cost to us.

Compensation Risk Assessment

We assessed whether our employee compensation policies and practices create risks that are reasonably likely to have a material adverse impact on us. In doing so, we considered that our executive compensation programs were designed with what we believed was an appropriate focus on both our short-term and long-term performance. We also considered risk mitigation elements of these programs. For example, our incentive plans were tied to broad measures of Company performance that cannot be directly influenced by individual employees, such as pre-tax earnings and shareholder return. Also, our short term incentive awards were capped, and our long-term awards vested over periods of three to five years. We have also adopted a recoupment policy (described in “Compensation Discussion and Analysis – Recoupment Policy”). The results of that assessment were that our employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. With the assistance of our consultants, our Chief Executive Officer and our Senior Vice President of Human Resources, we discussed the assessment’s findings with the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	13,809,841	$10.31	-
Equity compensation plans not approved by security holders	13,082,905	$5.66	949,972

Total	26,892,746	$8.05	949,972

See Note 10 to the consolidated financial statements for additional information regarding the equity compensation plans included above.

SECURITIES OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

The following table lists (as of January 31, 2012) the number and percentage of shares of our common stock beneficially owned by our directors, our named executive officers and our directors and executive officers as a group. The number and percentage of shares of common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. To our knowledge, and except as indicated in the footnotes to this table, each person named in the table has sole voting and investment power with respect to the shares opposite such person’s name, and none of the individuals below has pledged any shares of our common stock. The address for each individual listed below is c/o P.O. Box 619616, MD 5675, Dallas/Fort Worth International Airport, TX 75261-9616.

Name	AMR Corporation Common Stock[1,2] (#)	Percent of Class (%)
John W. Bachmann	26,500	*
Stephen M. Bennett	20,000	*
Armando M. Codina	1,000	*
Alberto Ibargüen	9,000	*
Ann M. Korologos	7,800	*
Michael A. Miles	15,000	*
Philip J. Purcell	10,000	*
Ray M. Robinson	3,000	*
Judith Rodin	1,000	*
Matthew K. Rose	1,000	*
Roger T. Staubach	5,000	*
Thomas W. Horton	411,098	*
Isabella D. Goren	249,442	*
Daniel P. Garton	357,093	*
Gary F. Kennedy	243,378	*
Directors and executive officers as a group (15 persons)	1,360,311	*

*	Less than 1%

(1)

This column includes the following shares of common stock that may be acquired under stock options and stock appreciation rights that are exercisable before March 31, 2012: 238,490 shares for Mr. Horton; 178,470 shares for Ms. Goren; 296,590 shares for Mr. Garton; and 201,970 shares for Mr. Kennedy. As a result of the Chapter 11 filings in November 2011, we anticipate these shares will have minimal or no value.

(2)

See “Item 11. Executive Compensation — 2011 Outstanding Equity Awards At Fiscal Year-End Table” for other outstanding equity awards held by our named executive officers that are not included in this table.

SECURITIES OWNED BY CERTAIN BENEFICIAL OWNERS

The following table presents information known to us about the beneficial ownership of our common stock as of January 31, 2012, by all persons and entities that beneficially own more than 5% of our outstanding common stock based on reports they filed with the SEC. The percentage is based upon the shares of our common stock beneficially owned by each such entity according to those reports and the shares of our common stock outstanding on January 31, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (#)	Percent of Class (%)
Capital Research Global Investors 333 South Hope Street Los Angeles, California 90071	31,319,699 [1]	9.3%
Capital World Investors 333 South Hope Street Los Angeles, California 90071	28,117,172 [2]	8.4%

(1)

Based on Amendment No. 1 to Schedule 13G filed February 11, 2011, Capital Research Global Investors, a division of Capital Research and Management Company, reported that it beneficially owned and had sole voting and dispositive power over 31,319,699 shares of our common stock and shared dispositive power over none of such shares. The reported shares include shares of our common stock beneficially owned by The Growth Fund of America, Inc. and reported on a Schedule 13G filed February 14, 2011.

(2)

Based on Amendment No. 1 to Schedule 13G filed February 14, 2011, Capital World Investors, a division of Capital Research and Management Company, reported that it beneficially owned and had sole dispositive power over 28,117,172 shares of our common stock, sole voting power over 25,400,000 of such shares, and shared voting and shared dispositive power over none of such shares. The reported shares include shares of our common stock beneficially owned by The Growth Fund of America, Inc. and reported on a Schedule 13G filed February 14, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DIRECTOR INDEPENDENCE

The Board of Directors has standing Audit, Compensation, Diversity and Nominating/Corporate Governance committees. All members of the Audit Committee are independent under SEC and NYSE rules and the Board’s Governance Policies. All members of the Compensation, Diversity and Nominating/Corporate Governance committees are also independent under NYSE rules and the Board’s Governance Policies. Although our securities were delisted from the NYSE, we continue to determine the independence of directors under the NYSE listing standards. No member of the Audit, Compensation, Diversity or Nominating/Corporate Governance committees is a current or former employee or officer of the Company or any of its affiliates. A copy of the Board’s Governance Policies is available on the Investor Relations section of our website located at www.aa.com/investorrelations by clicking on the “Corporate Governance” link.

The Nominating/Corporate Governance Committee also determined that David L. Boren, who retired from the Board in May 2011, was independent under the NYSE rules and the Board’s Governance Policies during his term. In making these determinations, the Board considered information provided by the directors, information from our records, and advice from counsel. As employees, Mr. Horton and Mr. Arpey are not considered independent under the NYSE rules and the Board’s Governance Policies.

TRANSACTIONS WITH RELATED PERSONS

The Board has adopted a written policy for the review, approval or ratification of related party transactions. Under our policy, a related party transaction is defined as a transaction or series of related transactions with the Company totaling $120,000 or more and in which any of our executive officers, directors, director nominees, persons owning five percent or more of our outstanding common stock, or any of their immediate family members has a direct or indirect material interest. Certain interests and transactions are by their nature not material and are not subject to the policy. The committee considers related party transactions under the policy with the assistance of our General Counsel and Chief Compliance Officer or Corporate Secretary. In doing so, the committee considers: (a) the size of the transaction, including the amount of compensation payable to or receivable by the related party; (b) the nature of the related party’s interest; and (c) whether the transaction may involve a conflict of interest, among other factors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees we paid to Ernst & Young LLP for audit services in connection with the consolidated financial statements, reports for fiscal years 2010 and 2011, and for other services during fiscal years 2010 and 2011 were:

	(amounts in thousands)
	2011	2010
Audit Fees	$2,551	$2,183
Audit-Related Fees	2,445	1,356
Tax Fees	200	99
All Other Fees	0	0

Total Fees	$5,196	$3,638

“Audit Fees” are fees for (a) the audit of our consolidated financial statements; (b) the audit of internal control over financial reporting; (c) the review of the interim condensed consolidated financial statements included in quarterly reports; (d) services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation; and (e) consultations concerning financial accounting and reporting standards.

“Audit-Related Fees” are fees for assurance and other services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. These services include (a) employee benefit plan audits; (b) auditing work on proposed transactions; (c) attest services that are not required by statute or regulation; and (d) consultations concerning financial accounting and reporting standards that do not impact the annual audit.

“Tax Fees” are tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees for professional services related to (a) federal, state and international tax compliance; (b) assistance with tax audits and appeals; (c) expatriate tax services; and (d) assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees for other miscellaneous tax consulting and planning.

There were no fees for other services not included above.

In selecting Ernst & Young as our independent auditors for the fiscal year ending December 31, 2011, the Audit Committee considered whether services other than audit and audit-related services provided by Ernst & Young are compatible with the firm’s independence.

The Audit Committee pre-approves all audit and permissible non-audit services provided by Ernst & Young, including audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the committee may also pre-approve particular services on a case-by-case basis. The committee has delegated pre-approval authority to its chairman. Under this delegation, the chairman must report any pre-approval decision by him to the committee. The committee pre-approved all such audit, audit-related and permissible non-audit services in 2010 and 2011 in accordance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.13

Deferred Compensation Agreement, dated as of December 10, 2010 between AMR and John W. Bachmann, incorporated by reference to Exhibit 10.13 to AMR’s report on Form 10-K for the year ended December 31, 2010.

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

10.24	Deferred Compensation Agreement, dated as of December 21, 2006 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.34 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.25

Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.28 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.26

Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.32 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.27

Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.33 to AMR’s report on Form 10-K for the year ended December 31, 2009.

10.28

Deferred Compensation Agreement, dated as of December 14, 2010, between AMR and Armando M. Codina, incorporated by reference to Exhibit 10.35 to AMR’s report on Form 10-K for the year ended December 31, 2010.

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

10.34

Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Ann M. Korologos, incorporated by reference to Exhibit 10.40 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.35

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

10.44

Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.45

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

10.50

Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Philip J. Purcell, incorporated by reference to Exhibit 10.54 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.51

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

10.56	Deferred Compensation Agreement, dated as of July 16, 1997, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.22 to AMR’s report on Form 10-K for the year ended December 31, 1997.

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

10.59

Deferred Compensation Agreement, dated as of January 12, 2000, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.29 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.60

Deferred Compensation Agreement, dated as of January 22, 2001, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.25 to AMR’s report on Form 10-K for the year ended December 31, 2000.

10.61

Deferred Compensation Agreement, dated as of December 18, 2001 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

10.62

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

10.64

Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.53 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.65	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.66	Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.69 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.67

Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.69 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.68

Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Judith Rodin, incorporated by reference to Exhibit 10.72 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.69

Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.74 to AMR’s report on Form 10-K for the year ended December 31, 2009.

10.70

Deferred Compensation Agreement, dated as of December 13, 2010, between AMR and Judith Rodin, incorporated by reference to Exhibit 10.77 to AMR’s report on Form 10-K for the year ended December 31, 2010.

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

10.76

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

10.78

Deferred Compensation Agreement, dated as of January 12, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.45 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.79

Deferred Compensation Agreement, dated as of December 8, 2004 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.57 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.80	Deferred Compensation Agreement, dated as of November 29, 2005 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.71 to AMR’s report on Form 10-K for the year ended December 31, 2005.

10.81

Deferred Compensation Agreement, dated as of November 29, 2006 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.78 to AMR’s report on Form 10-K for the year ended December 31, 2006.

10.82

Deferred Compensation Agreement, dated as of December 4, 2007 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.80 to AMR’s report on Form 10-K for the year ended December 31, 2007.

10.83

Deferred Compensation Agreement, dated as of December 4, 2008 between AMR and Roger T. Staubach, incorporated by reference to Exhibit 10.85 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.84

Deferred Compensation Agreement, dated as of January 15, 2008 between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.82 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.85

Deferred Compensation Agreement, dated as of December 4, 2008, between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.89 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.86

Deferred Compensation Agreement, dated as of December 4, 2009, between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.39 to AMR’s report on Form 10-K for the year ended December 31, 2009.

10.87

Deferred Compensation Agreement, dated as of December 10, 2010, between AMR and Alberto Ibargüen, incorporated by reference to Exhibit 10.98 to AMR’s report on Form 10-K for the year ended December 31, 2010.

10.88

Current form of 2003 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended September 30, 2003.

10.89

Current form of 2004 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.64 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.90

Current form of 2005 Stock Option Agreement under the 1998 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.91	Current form of 2003 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 2003.

10.92	Current form of 2004 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.66 to AMR’s report on Form 10-K for the year ended December 31, 2004.

10.93

Current form of 2005 Stock Option Agreement under the 2003 Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005.

10.94

Current form of Amendment of Stock Option Agreements under the 1998 Long Term Incentive Plan to Add Stock Appreciation Rights, incorporated by reference to Exhibit 10.1 AMR’s report on Form 10-Q for the quarterly period ended September 30, 2006.

10.95

Current form of Career Equity Program Deferred Stock Award Agreement for Corporate Officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.41 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.96

Current form of Career Equity Program Deferred Stock Award Agreement for non-officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.42 to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.97

Current form of Career Equity Program Deferred Stock Award Agreement for Senior Officers under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.42(a) to AMR’s report on Form 10-K for the year ended December 31, 1998.

10.98

Current form of Career Equity Program Deferred Stock Award Agreement for Employees under the AMR 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.44 to AMR’s report on Form 10-K for the year ended December 31, 1999.

10.99

Form of amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005, incorporated by reference to Exhibit 10.105 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.100

Form of amendment to Career Equity Program Deferred Stock Award Agreement for Employees and Senior Officers dated as of January 1, 2005, incorporated by reference to Exhibit 10.106 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.101

Current form of 2009 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.

10.102	Current form of 2010 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to AMR’s current report on Form 8-K dated May 21, 2010.

10.103	Current form of 2011 Deferred Share Award Agreement (with awards to executive officers noted), incorporated by reference to AMR’s current report on Form 8-K dated May 20, 2011.

10.104

Current form of 2006 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2006.

10.105

Current form of 2007 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2007.

10.106

Current form of 2008 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 99.1 to AMR’s report on Form 8-K dated on May 22, 2008.

10.107

Current form of 2009 Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.

10.108

Current form of 2010 Stock Appreciation Right Agreement under the 2009 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to AMR’s current report on Form 8-K dated May 21, 2010.

10.109

Current form of 2011 Stock Appreciation Right Agreement under the 2009 Long Term Incentive Plan, as Amended (with awards to executive officers noted), incorporated by reference to AMR’s current report on Form 8-K dated May 20, 2011.

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

10.113

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

10.115

Executive Termination Benefits Agreement between AMR, American Airlines and Isabella D. Goren dated as of March 25, 2008 and Form of Amendment to the Executive Termination Benefits Agreement dated as of November 17, 2008, incorporated by reference to Exhibit 10.130 to AMR’s report on Form 10-K for the year ended December 31, 2010.

10.116

Form of Amendment to Executive Termination Benefits Agreement dated as of January 1, 2005, incorporated by reference to Exhibit 10.124 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.117	Employment agreement between AMR, American Airlines and Thomas W. Horton dated March 29, 2006, incorporated by reference to Exhibit 10.1 to AMR’s current report on Form 8-K dated March 31, 2006.

10.118

Amendment of employment agreement between AMR, American Airlines and Thomas W. Horton dated July 15, 2008, incorporated by reference to Exhibit 10.5 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2008.

10.119

Employment agreement between AMR, American Airlines, AMR Eagle Holding Corporation, and Daniel P. Garton dated June 10, 2010, incorporated by reference to AMR’s current report on Form 8-K dated June 11, 2010.

10.120

Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005, incorporated by reference to Exhibit 10.127 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.121

Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.128 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.122

Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the $uper $aver Plus Plan, as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.129 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.123

Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.124

Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc., incorporated by reference to Exhibit 10.99 to AMR’s report on Form 10-K for the year ended December 31, 2004. Confidential treatment was granted as to a portion of these agreements.

10.125

Letter Agreement between the Boeing Company and American Airlines, Inc. dated May 5, 2005, incorporated by reference to Exhibit 10.7 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2005. Confidential treatment was granted as to a portion of this agreement.

10.126

Aircraft Purchase Agreement by and between AMR Eagle Holding Corporation and Bombardier Inc., dated January 31, 1998, incorporated by reference to Exhibit 10.49 to AMR’s report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this agreement.

10.127

AMR Corporation Procedures for Deferral of Board Retainers and Fees (an amendment and restatement of the Directors Stock Equivalent Purchase Plan), as amended and restated as of January 1, 2005, incorporated by reference to Exhibit 10.135 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.128	2011 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated January 21, 2011.

10.129	2012 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to AMR’s current report on Form 8-K dated January 23, 2012.

10.130

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

10.131

Form of 2009-2011 Performance Share Agreement (with awards to executive officers noted), and 2009-2011 Performance Share Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.2 to AMR’s current report on Form 10-Q for the quarterly period ended June 30, 2009.

10.132

Form of 2010-2012 Performance Share Agreement (with awards to executive officers noted), and 2010-2012 Performance Share Plan for Officers and Key Employees dated May 19, 2010, incorporated by reference to AMR’s current report on Form 8-K dated May 21, 2010.

10.133

Form of 2011-2013 Performance Share Agreement (with awards to executive officers noted), and 2011-2013 Performance Share Plan for Officers and Key Employees dated May 18, 2011, incorporated by reference to AMR’s current report on Form 8-K dated May 20, 2011.

10.134

AMR Corporation 1998 Long Term Incentive Plan, as Amended and Restated as of January 1, 2005, incorporated by reference to Exhibit 10.142 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.135	AMR Corporation 2009 Long Term Incentive Plan, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarterly period ended June 30, 2009.

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

10.138

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

10.139

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

10.140

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

10.141

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

10.142

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

10.143

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

10.144

Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated January 14, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.159 to AMR’s report on Form 10-K for the year ended December 31, 2010.

10.145

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

10.146

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

10.147

Supplemental Agreement No. 21 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of March 14, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended March 31, 2011.

10.148

Supplemental Agreement No. 22 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of March 31, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended March 31, 2011.

10.149

Supplemental Agreement No. 23 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of April 29, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended June 30, 2011.

10.150

Supplemental Agreement No. 24 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of May 25, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended June 30, 2011.

10.151

Supplemental Agreement No. 25 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of July 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to AMR’s report on Form 10-Q for the quarter ended September 31, 2011.

10.152

Supplemental Agreement No. 26 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of July 26, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011.

10.153

Supplemental Agreement No. 35 to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company dated as of August 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.3 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011.

10.154

A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S. dated as of July 20, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.4 to AMR’s report on Form 10-Q for the quarter ended September 30, 2011.

10.155

Supplemental Agreement No. 27 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of October 10, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.156

AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005, incorporated by reference to Exhibit 10.149 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.157

Amended and Restated Air Transportation Plan for Non-Employee Directors of AMR Corporation, effective as of January 1, 2005, incorporated by reference to Exhibit 10.150 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.158	AMR Corporation 2003 Employee Stock Incentive Plan, as amended as of January 1, 2005, incorporated by reference to Exhibit 10.151 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.159

First Amendment to AMR Corporation 1994 Directors Stock Incentive Plan, dated as of January 1, 2005, incorporated by reference to Exhibit 10.152 to AMR’s report on Form 10-K for the year ended December 31, 2008.

10.160

AMR Eagle Holding Corporation 2011 Incentive Compensation Plan for Employees of Subsidiaries of AMR Eagle Holding Corporation, effective as of January 1, 2011, incorporated by reference to Exhibit 10.166 to AMR’s report on Form 10-K for the year ended December 31, 2010.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

21	Significant subsidiaries of the registrant as of December 31, 2011.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101

The following materials from American Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMR CORPORATION

By:	/s/ Thomas W. Horton
Thomas W. Horton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

/s/ Thomas W. Horton	/s/ Isabella D. Goren
Thomas W. Horton	Isabella D. Goren
Director, Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John W. Bachmann	/s/ Michael A. Miles
John W. Bachmann, Director	Michael A. Miles, Director

/s/ Stephen M. Bennett	/s/ Philip J. Purcell
Stephen M. Bennett, Director	Philip J. Purcell, Director

/s/ Armando M. Codina	/s/ Ray M. Robinson
Armando M. Codina, Director	Ray M. Robinson, Director

/s/ Alberto Ibargüen	/s/ Judith Rodin
Alberto Ibargüen, Director	Judith Rodin, Director

/s/ Ann M. Korologos	/s/ Matthew K. Rose
Ann M. Korologos, Director	Matthew K. Rose, Director

/s/ Roger T. Staubach
Roger T. Staubach, Director

Date: February 15, 2012

AMR CORPORATION

Schedule II - Valuation and Qualifying Accounts and Reserves

(in millions)

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-offs (net of recoveries)	Sales, retire- ments and transfers	Balance at end of year
Year ended December 31, 2011
Allowance for obsolescence of inventories	$530	$34	$-	$-	$11	$575

Allowance for uncollectible accounts	58	4	-	(10)	-	52

Reserves for environmental remediation costs	17	(2)	(1)	-	-	14

Year ended December 31, 2010
Allowance for obsolescence of inventories	$509	$32	$-	$-	$(11)	$530

Allowance for uncollectible accounts	58	5	-	(5)	-	58

Reserves for environmental remediation costs	18	-	(1)	-	-	17

Year ended December 31, 2009
Allowance for obsolescence of inventories	$488	$40	$-	$-	$(19)	$509

Allowance for uncollectible accounts	49	6	-	3	-	58

Reserves for environmental remediation costs	18	1	(1)	-	-	18