Form 10-Q/A
period 2011-09-30
AMR CORP
filed 2012-08-03
CIK 6201

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

Common Stock, $1 par value-—335,227,024 shares as of October 13, 2011.

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) to AMR Corporation’s (AMR) Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, initially filed with the Securities and Exchange Commission (SEC) on October 19, 2011 (Original Filing), is being filed in response to communications received from the SEC in connection with a confidential treatment request with respect to (i) Exhibit 10.1, Supplemental Agreement No. 25 to Purchase Agreement No. 1980, dated as of August 19, 2011 (ii) Exhibit 10.2, Supplemental Agreement No. 26 to Purchase Agreement No. 1980, dated as of September 26, 2011, (iii) Exhibit 10.3, Supplemental Agreement No. 35 to Purchase Agreement No. 1977, dated as of August 19, 2011 and (iv) Exhibit 10.4, A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011. Item 6 of Part II of the Original Filing is hereby amended to include revised redacted versions of Exhibits 10.1, 10.2, 10.3 and 10.4.

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

The following exhibits are included herein:

10.1	Supplemental Agreement No. 25 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company, dated as of August 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 26 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company, dated as of September 26, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.3	Supplemental Agreement No. 35 to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company, dated as of August 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.4	A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	The following materials from AMR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date: August 3, 2012	BY:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer