Form 10-Q
period 2013-03-31
AMR CORP
filed 2013-04-18
CIK 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013.

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
☐  Large Accelerated Filer    ☒  Accelerated Filer    ☐  Non-accelerated Filer
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
Common Stock, $1 par value – 335,271,557 shares as of April 10, 2013.

INDEX
AMR CORPORATION
DEBTORS AND DEBTORS IN POSSESSION

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
Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs are forward-looking statements. Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: risks related to the Merger, including fulfillment of conditions, receipt of consents and approvals, and the inability to realize the contemplated benefits of the Merger; risks arising from the Chapter 11 Cases, including reorganization risks, liquidity risks, and common stock risks; the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the potential impact on the demand for air travel resulting from downturns in economic conditions; the Company's ability to secure financing for all of its scheduled aircraft deliveries; the potential requirement for the Company to maintain reserves under its credit card processing agreements, which could materially adversely impact the Company's liquidity; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; reliance on third-party distribution channels for distribution of a significant portion of the Company's airline tickets; the Company's substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company's control, and the volatile results of the Company's operations; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation and alliance changes; low fare levels by historical standards and the Company's reduced pricing power; changes in the Company's corporate or business strategy; delays in scheduled aircraft deliveries or failure of new aircraft to perform as expected; dependence on a limited number of suppliers for aircraft, aircraft engines and parts; extensive government regulation of the Company's business; increasingly stringent environmental regulations; conflicts overseas or terrorist attacks; uncertainties with respect to the Company's international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; higher than normal numbers of pilot retirements and a potential shortage of pilots; increased insurance costs and potential reductions of available insurance coverage; the Company's ability to retain key management personnel; potential failures or disruptions of the Company's computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company's aircraft; interruptions or disruptions in service at one or more of the Company's primary market airports; the heavy taxation of the airline industry; inability to realize the full value of intangible assets or long-lived assets, resulting in material impairment charges; and interruptions or disruptions in relationships with third-party regional airlines or other third-party service providers. The Risk Factors contained in the Company's Securities and Exchange Commission filings, including the 2012 Form 10-K, could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

AMR CORPORATION
DEBTORS AND DEBTORS IN POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Passenger — American Airlines	$4,614	$4,557
— Regional Affiliates	679	670
Cargo	155	168
Other revenues	650	642
Total operating revenues	6,098	6,037
Expenses
Aircraft fuel	2,200	2,165
Wages, salaries and benefits	1,484	1,782
Other rentals and landing fees	346	328
Maintenance, materials and repairs	383	343
Depreciation and amortization	246	260
Commissions, booking fees and credit card expense	276	266
Aircraft rentals	164	143
Food service	139	125
Special charges and merger related	28	11
Other operating expenses	780	703
Total operating expenses	6,046	6,126
Operating Income (Loss)	52	(89)
Other Income (Expense)
Interest income	4	6
Interest expense (contractual interest expense equals $(269) and $(198) for the three months ended March 31, 2013 and March 31, 2012, respectively)	(262)	(178)
Interest capitalized	12	12
Miscellaneous — net	(9)	(10)
	(255)	(170)
Income (Loss) Before Reorganization Items, Net	(203)	(259)
Reorganization Items, Net	(160)	(1,401)
Income (Loss) Before Income Taxes	(363)	(1,660)
Income tax (benefit)	(22)	—
Net Earnings (Loss)	$(341)	$(1,660)
Earnings (Loss) Per Share
Basic	$(1.02)	$(4.95)
Diluted	$(1.02)	$(4.95)
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
DEBTORS AND DEBTORS IN POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2013	2012
Net Earnings (Loss)	$(341)	$(1,660)
Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial (gain) loss and prior service cost	(33)	56
Current year change	—	2
Benefit plan modifications	—	—
Derivative financial instruments:
Change in fair value	(15)	48
Reclassification into earnings	(1)	(26)
Unrealized gain (loss) on investments
Net change in value	(1)	—
Other Comprehensive Income (Loss) Before Tax	(50)	80
Income tax expense on other comprehensive income	—	—
Comprehensive Income (Loss)	$(391)	$(1,580)
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$606	$480
Short-term investments	3,638	3,412
Restricted cash and short-term investments	853	850
Receivables, net	1,243	1,124
Inventories, net	595	580
Fuel derivative contracts	66	65
Other current assets	524	561
Total current assets	7,525	7,072
Equipment and Property
Flight equipment, net	10,216	10,310
Other equipment and property, net	2,099	2,099
Purchase deposits for flight equipment	721	710
	13,036	13,119
Equipment and Property Under Capital Leases
Flight equipment, net	212	222
Other equipment and property, net	57	61
	269	283
International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	155	161
Other assets	2,159	2,167
	$23,852	$23,510

AMR CORPORATION
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	March 31, 2013	December 31, 2012
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,440	$1,244
Accrued liabilities	2,084	2,117
Air traffic liability	5,180	4,524
Current maturities of long-term debt	1,256	1,388
Current obligations under capital leases	30	31
Total current liabilities	9,990	9,304
Long-term debt, less current maturities	6,646	6,735
Obligations under capital leases, less current obligations	375	381
Pension and postretirement benefits	6,730	6,780
Other liabilities, deferred gains and deferred credits	1,708	1,691
Liabilities Subject to Compromise	6,779	6,606
Stockholders’ Equity (Deficit)
Preferred stock	—	—
Common stock	341	341
Additional paid-in capital	4,483	4,481
Treasury stock	(367)	(367)
Accumulated other comprehensive income (loss)	(3,030)	(2,980)
Accumulated deficit	(9,803)	(9,462)
	(8,376)	(7,987)
	$23,852	$23,510
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2013	2012
Net Cash Provided by (used in) Operating Activities	$683	$1,067
Cash Flow from Investing Activities:
Capital expenditures, including aircraft lease deposits	(885)	(238)
Net decrease (increase) in short-term investments	(226)	(726)
Net decrease (increase) in restricted cash and short-term investments	(3)	(33)
Proceeds from sale of equipment, property, and investments/subsidiaries	26	12
Net cash provided by (used in) investing activities	(1,088)	(985)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(394)	(314)
Proceeds from:
Issuance of debt	161	—
Sale-leaseback transactions	764	324
Other	—	—
Net cash provided by (used in) financing activities	531	10
Net increase (decrease) in cash	126	92
Cash at beginning of period	480	283
Cash at end of period	$606	$375
The accompanying notes are an integral part of these financial statements.

AMR CORPORATION
DEBTORS AND DEBTORS IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.        Chapter 11 Reorganization
Overview
On November 29, 2011 (the Petition Date), AMR Corporation (AMR or the Company), its principal subsidiary, American Airlines, Inc. (American) and certain of the Company’s other direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “In re AMR Corporation, et al., Case No. 11-15463-SHL.”
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. On April 15, 2013, the Company and other Debtors filed with the Bankruptcy Court its proposed Plan of Reorganization (the Plan) and related Disclosure Statement. The Debtors have an exclusive period to solicit and obtain acceptances of the Plan through and including July 29, 2013. It is possible that the Plan as filed may be challenged and undergo revision, perhaps substantially, prior to the time that it is finally approved by the Bankruptcy Court and submitted to the Debtors' stakeholders for a vote. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered stakeholders under the Bankruptcy Code and approval by the Bankruptcy Court, could materially change the amounts and classifications in the Condensed Consolidated Financial Statements. See Note 14 to the Condensed Consolidated Financial Statements for further information on the plan of reorganization.
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

Notwithstanding any indications of value that may be contained in the Plan, no assurance can be given as to the ultimate value, if any, that may be ascribed to the Debtors' various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its or the other Debtors' securities may be.  Trading in the Company's common stock and certain debt securities on the New York Stock Exchange (NYSE) was suspended on January 5, 2012, and the Company's common stock and such debt securities were delisted by the SEC from the NYSE on January 30, 2012.  On January 5, 2012, the Company's common stock began trading under the symbol “AAMRQ” on the OTCQB marketplace, operated by OTC Markets Group (www.otcmarkets.com).
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

Retirement and Life Insurance Benefits. See Note 8 to the Condensed Consolidated Financial Statements for information regarding modifications to retirement and life insurance benefits.
Rejection of Executory Contracts. Under section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  As of March 31, 2013, the Bankruptcy Court had entered orders granting the Debtors' motions to assume 537 and reject 12 unexpired leases of non-residential real property and had entered various orders extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional 24 unexpired leases of non-residential real property.
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
The 60-day period under section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. The Debtors have reached agreement on revised terms with respect to substantially all of the aircraft for which the Debtors expect to negotiate revised terms, subject in a number of instances to certain conditions, including reaching agreement on definitive documentation. The ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Property financing parties, those parties may seek to repossess the subject Aircraft Property. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.
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
As of April 10, 2013, approximately 13,400 claims totaling about $290.0 billion have been filed with the Bankruptcy Court against the Debtors. Of those claims, approximately 350 claims aggregating approximately $58 million were filed after the Bar Date. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We intend to dispute the claims filed after the Bar Date as not having been filed timely and in accordance with the Bankruptcy Code. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of April 10, 2013, the Bankruptcy Court has disallowed approximately $100.2 billion of claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $16.1 billion. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase significantly in the future. The Debtors have recorded amounts for claims for which there was sufficient information to estimate the claim.
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
Collective Bargaining Agreements. Section 1113(c) of the Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). Through this process, American was able to achieve new CBAs with each of its unions (TWU, APFA and APA), covering nine unionized work groups.
In September 2012, the Bankruptcy Court authorized American to reject its pilot CBA, and thereafter American began implementing certain terms and conditions of employment for pilots. American and the APA continued to negotiate in good faith toward a new pilot agreement, and those negotiations resulted in a new pilot CBA that was approved by the Bankruptcy Court on December 19, 2012. A small group of American pilots is appealing the Bankruptcy Court's decisions granting American's request to reject the pilot CBA and approving the new pilot CBA, and those appeals are pending in the U.S. District Court for the Southern District of New York.
American Eagle Airlines, Inc. (AMR Eagle) also engaged in the Section 1113(c) process with its unions, and ultimately achieved new CBAs with AFA, ALPA and all four TWU-represented work groups.
In addition, American's pilots, flight attendants, and ground employee unions and the US Airways, Inc. pilots union have agreed to terms for improved CBAs, effective upon the closing of the Company's proposed merger with US Airways Group, Inc. (US Airways Group) (see Note 13 and Note 14 to the Condensed Consolidated Financial Statements for further information regarding the merger). The US Airways, Inc. flight attendants union has also reached a tentative agreement with US Airways, Inc., which includes support for the merger. American's unions representing pilots and flight attendants are working with their counterparts at US Airways, Inc. to determine representation and single agreement protocols to be used to integrate workforce after the merger.
Merger Agreement and Plan of Reorganization. See Notes 13 and 14 to the Condensed Consolidated Financial Statements for information regarding the Merger Agreement and Plan.
Availability and Utilization of Net Operating Losses. The availability and utilization of net operating losses (and utilization of alternative minimum tax credits) after the Debtors' emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. On January 27, 2012, the Bankruptcy Court issued a Final Order Establishing Notification Procedures for Substantial Claimholders and Equityholders and Approving Restrictions on Certain Transfers of Interests in the Debtors' Estates, which restricted trading in the Company's common stock and established certain procedures and potential restrictions with respect to the transfer of claims. The order was intended to prevent, or otherwise institute procedures and notification requirements with respect to, certain transfers of AMR Common Stock and unsecured claims against the Debtors that could impair the ability of the Debtors to use their net operating loss carryovers and certain other tax attributes on a reorganized basis. However, the Original Procedures did not envision the proposed merger between AMR and US Airways Group and, if implemented to take into account the proposed merger or an equivalent transaction, might have unduly restricted the amount of claims that may be accumulated and retained by certain holders. Accordingly, on February 22, 2013, the Debtors filed a motion with the Bankruptcy Court to revise the Original Procedures (as so revised, the Revised Procedures).
On April 11, 2013, the Bankruptcy Court entered an order (the Revised Order) approving the Revised Procedures.
With respect to holders of unsecured claims against the Debtors, the Revised Procedures establish a process in which holders of unsecured claims in excess of a threshold amount may be required to file one or more Notices of Substantial Claim Ownership, and, under certain circumstances, may be required to sell all or a portion of any unsecured claims acquired during the Chapter 11 Cases. The Revised Procedures potentially apply to any person that beneficially owns either (1) more than $190 million of claims against the Debtors or (2) a lower amount of claims which, when added to certain specified interests,including stock, in AMR or US Airways Group, would result in such holder holding the “Applicable Percentage,” generally 4.5 percent, of the reorganized Debtors. In connection with the filing of a Notice of Substantial Claim Ownership, a holder must indicate if it will agree to refrain from acquiring additional AMR and US Airways Group common stock and such other specified interests until after the effective date of the Debtors' Chapter 11 plan of reorganization, and to dispose of any such interests acquired since February 22, 2013. This can affect the manner in which the Revised Procedures apply to certain holders.
The Revised Procedures did not alter the procedures applicable with respect to “Substantial Equityholders,” namely persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.5 percent of the outstanding shares of AMR Common Stock.
Any acquisition, disposition, or other transfer of equity or claims in violation of the restrictions set forth in the Revised Order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the United States Bankruptcy Code.
Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012:

(in millions)
	March 31, 2013	December 31, 2012
Long-term debt	$1,198	$1,198
Estimated allowed claims on aircraft lease and debt obligations and facility lease and bond obligations	3,971	3,716
Pension and postretirement benefits	1,237	1,250
Accounts payable and other accrued liabilities	385	442
Other	(12)	—
Total liabilities subject to compromise	$6,779	$6,606
Long-term debt, including undersecured debt, classified as subject to compromise as of March 31, 2013 and December 31, 2012 consisted of (in millions):

	March 31, 2013	December 31, 2012
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at March 31, 2013)	$172	$172
6.00%—8.50% special facility revenue bonds due through 2036	186	186
6.25% senior convertible notes due 2014	460	460
9.00%—10.20% debentures due through 2021	214	214
7.88%—10.55% notes due through 2039	166	166
	$1,198	$1,198
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
Pursuant to the Support Agreement, as defined and further described in Note 13 to the Condensed Consolidated Financial Statements, the Debtors agreed to allow certain post-petition unsecured claims on obligations.  As a result, the Company recorded interest charges of $116 million to liabilities subject to compromise to recognize post-petition interest expense on unsecured obligations.

As a result of the modifications to the retirement benefits as discussed in Note 8 to the Condensed Consolidated Financial Statements, a portion of the pension and postretirement benefits liability, primarily relating to retiree medical and other benefits, was classified as liabilities subject to compromise.
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
Reorganization Items, net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012:

(in millions)
	Three Months Ended March 31,
	2013	2012
Pension and postretirement benefits	$—	$—
Aircraft and facility financing renegotiations and rejections (1)(2)(3)	136	1,356
Professional fees	39	45
Other	(15)	—
Total reorganization items, net	$160	$1,401

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the applicable motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved, and there is sufficient information to estimate the claim. Modifications of the financings related to certain aircraft remain subject to conditions, including reaching agreement on definitive documentation. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

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

(3)
Pursuant to the Support Agreement, as defined and further described in Note 13 to the Condensed Consolidated Financial Statements, the Debtors agreed to allow certain post-petition unsecured claims on obligations.  As a result, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $127 million, which is included in the table above.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of March 31, 2013.
2.         Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The Condensed Consolidated Financial Statements include the accounts of AMR and its wholly owned subsidiaries, including (i) its principal subsidiary American and (ii) its regional airline subsidiary, AMR Eagle. The

Condensed Consolidated Financial Statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in AMR’s Annual Report on Form 10-K filed on February 20, 2013, as amended by the Form 10-K/A filed on April 16, 2013 (2012 Form 10-K).
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
Certain of our non-U.S. subsidiaries were not part of the Chapter 11 filings. Since the non-US subsidiaries not part of the bankruptcy filing do not have significant transactions, we do not separately disclose the condensed combined financial statements of such non-U.S. subsidiaries in accordance with the requirements of reorganization accounting.
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
The Bankruptcy Court issued an order on January 23, 2013 approving the Restructuring Agreement, assumption of the Restructured Aircraft Purchase Agreements, and the MAX purchase agreement. The Restructured Aircraft Purchase Agreements provide for the substitution of 787-8 aircraft for certain 787-9 aircraft, an accelerated delivery schedule for the 787 aircraft with deliveries scheduled to commence in November 2014 and continue in each calendar year through September 2018, and the confirmation of the purchase of the Boeing 787 aircraft, which previously had been subject to certain reconfirmation rights. Under the Restructured Aircraft Purchase Agreements, American will have the option to purchase 40 737 aircraft, 13 777 aircraft and 58 787 aircraft.
Pursuant to the Restructuring Agreement, American entered into the MAX purchase agreement pursuant to which American will acquire 100 MAX aircraft, equipped with new, more fuel efficient engines. The MAX purchase agreement constitutes the definitive purchase agreement contemplated by, and supersedes, the agreement entered into by American and Boeing on July 19, 2011 (the 2011 MAX order) that provided for the commitment of American to purchase such MAX aircraft (referred to in the 2011 MAX order as 737RE aircraft). The 2011 MAX order was subject to a number of contingencies, including the parties entering into a definitive purchase agreement and Boeing's approval of the launch of the Boeing 737 re-engined aircraft program, which was approved in August, 2011. Under the MAX purchase agreement, MAX aircraft are scheduled to be delivered to American in each of the years 2018 through 2022. In addition, under the MAX purchase agreement, American will have the option to purchase 60 additional MAX aircraft in the years 2020-2025.
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
American had total aircraft acquisition commitments as of March 31, 2013 as follows:

		Boeing				Airbus
		737 Family	737 MAX	777-300 ER	787 Family	A320 Family	A320 NEO	Total
Remainder of 2013	Purchase	22	—	5	—	—	—	27
	Lease	—	—	—	—	20	—	20
2014	Purchase	16	—	6	2	—	—	24
	Lease	4	—	—	—	35	—	39
2015	Purchase	—	—	2	11	—	—	13
	Lease	20	—	—	—	30	—	50
2016	Purchase	—	—	2	13	—	—	15
	Lease	20	—	—	—	25	—	45
2017	Purchase	—	—	—	9	—	10	19
	Lease	20	—	—	—	20	—	40
2018 and beyond	Purchase	—	100	—	7	—	120	227
	Lease	—	—	—	—	—	—	—
Total	Purchase	38	100	15	42	—	130	325
	Lease	64	—	—	—	130	—	194
As of March 31, 2013, and subject to assumption of certain of the related agreements, payments for the above purchase commitments and certain engines will approximate $1.6 billion in the remainder of 2013, $1.9 billion in 2014, $1.7 billion in 2015, $2.1 billion in 2016, $2.1 billion in 2017, and $12.6 billion for 2018 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $721 million as of March 31, 2013.
As of March 31, 2013, and subject to assumption of certain of the related agreements, total future lease payments for all leased aircraft, including aircraft not yet delivered, will approximate $624 million in the remainder of 2013, $945 million in 2014, $1.2 billion in 2015, $1.4 billion in 2016, $1.6 billion in 2017, and $11.7 billion in 2018 and beyond.
In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) under which, amongst other things, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation (which period will end June 30, 2015), subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $85 million. As of March 31, 2013, based on an expected probability model, American had a recorded guarantee liability that is not material.
Capacity Purchase Agreements with Third Party Regional Airlines
During 2012, American entered into capacity purchase agreements with SkyWest Airlines, Inc. (SkyWest) and with ExpressJet Airlines, Inc. (ExpressJet), both wholly owned subsidiaries of SkyWest, Inc., to provide 50-seat regional jet feed.  Both airlines operate the services under the American Eagle® brand. SkyWest began service from Los Angeles International Airport on November 15, 2012, and ExpressJet began service from Dallas-Ft. Worth International Airport on February 14, 2013. In addition, Chautauqua Airlines, Inc. (Chautauqua) continues to operate under the brand AmericanConnection® under a capacity purchase agreement with American.
On January 23, 2013, American entered into a 12 year capacity purchase agreement with Republic Airline Inc. (Republic), a subsidiary of Republic Airways Holdings, to provide large regional jet flying. Through the agreement, Republic will acquire 47

Embraer E-175 aircraft featuring a two-class cabin with 12 first class seats and 64 seats in the main cabin. The aircraft, which will fly under the American Eagle® brand, will phase into operation at approximately two to three aircraft per month beginning in mid-2013. All 47 aircraft are expected to be in operation by the first quarter of 2015.
As of March 31, 2013, American's minimum fixed obligations under its capacity purchase agreements with third party regional airlines were approximately $257 million in the remainder of 2013, $521 million in 2014, $670 million in 2015, $676 million in 2016, $520 million in 2017 and $4.4 billion in 2018 and beyond. These obligations contemplate minimum levels of flying by the third party airlines under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, insurance, catering, property tax and landing fees. Accordingly, actual payments under these agreements could differ materially from the minimum fixed obligations set forth above.
Other
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

4.         Depreciation and Amortization
Accumulated depreciation of owned equipment and property at March 31, 2013 and December 31, 2012 was $10.8 billion and $10.6 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2013 and December 31, 2012 was $219 million and $205 million, respectively.

5.         Income Taxes
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance increased from $4.4 billion as of December 31, 2012 to $4.5 billion as of March 31, 2013, including the impact of comprehensive income for the three months ended March 31, 2013 and changes from other adjustments. These other adjustments include the realization of an income tax expense credit of approximately $22 million recorded for the three months ended March 31, 2013 by the Company as a result of passage of the American Taxpayer Relief Act of 2012. There was no amount of adjustment recorded by the Company during the quarter ended March 31, 2012.
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

6.         Indebtedness and Leases
Long-term debt classified as not subject to compromise consisted of (in millions):

	March 31, 2013	December 31, 2012
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00%-13.00% at March 31, 2013)	$3,004	$3,297
Enhanced equipment trust certificates (EETC) due through 2025 (rates from 4.00%-10.375% at March 31, 2013)	1,851	1,741
6.00%-8.50% special facility revenue bonds due through 2036	1,314	1,313
7.50% senior secured notes due 2016	1,000	1,000
AAdvantage Miles advance purchase (net of discount of $50 million) (effective rate 8.3%)	733	772
6.25% senior convertible notes due 2014	—	—
9.0%-10.2% debentures due through 2021	—	—
7.88%-10.55% notes due through 2039	—	—
	7,902	8,123
Less current maturities	1,256	1,388
Long-term debt, less current maturities	$6,646	$6,735
The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 to the Condensed Consolidated Financial Statements.
The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of March 31, 2013, maturities of long-term debt (including sinking fund requirements) for the next five years are:

Years Ending December 31 (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
Remainder of 2013	$1,004	$177	$1,181
2014	870	612	1,482
2015	768	5	773
2016	1,762	66	1,828
2017	503	42	545
Principal Not Subject to Compromise and Subject to Compromise includes payments not made due to the Chapter 11 Cases of $451 million and $148 million, respectively.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2013, were: remainder of 2013 – $854 million, 2014 – $1.0 billion, 2015 – $978 million, 2016 – $901 million, 2017 – $861 million, and 2018 and beyond – $5.1 billion. As of March 31, 2013, $201 million and $163 million are included on the accompanying balance sheet in Liabilities Subject to Compromise and Accrued liabilities and other liabilities and deferred credits, respectively, relating to rent expense being recorded in advance of future operating lease payments.
As of March 31, 2013, AMR had issued guarantees covering approximately $1.5 billion of American’s tax-exempt bond debt (and interest thereon) and $4.1 billion of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon).
EETC Transactions
On March 12, 2013, American closed its private offering of two tranches of enhanced equipment trust certificates (the Series 2013-1 EETCs) in the aggregate face amount of $664 million. The Series 2013-1 EETCs are comprised of a senior tranche of Class A Certificates with an interest rate of 4.00% per annum and a final expected distribution date of July 15, 2025, and a junior tranche of Class B Certificates with an interest rate of 5.625% per annum and a final expected distribution date of January 15, 2021. The Series 2013-1 EETCs represent an interest in the assets of two separate pass through trusts, each of which hold equipment notes issued or expected to be issued by American. Interest on the issued and outstanding equipment notes will be payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2013, and principal on such equipment notes is scheduled for payment on January 15 and July 15 of certain years, commencing on January 15, 2014. The equipment notes are secured by eight currently owned Boeing 737-823 aircraft and one currently owned Boeing 777-223ER aircraft and are expected to be secured by four new Boeing 777-323ER aircraft currently scheduled for delivery to American during the period from April

2013 to July 2013. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act of 1933, as amended (the Securities Act).
The Company filed a motion with the Bankruptcy Court on October 9, 2012, requesting entry of an order authorizing American to, among other things: (i) obtain postpetition financing in an amount of up to $1.5 billion secured on a first priority basis by, among other things, up to 41 Boeing 737-823 aircraft, 14 Boeing 757-223 aircraft, one Boeing 767-323ER aircraft and 19 Boeing 777-223ER aircraft as part of a new enhanced equipment trust certificate (EETC) financing (the Refinancing EETC) to be offered pursuant to Rule 144A under the Securities Act, and (ii) use cash on hand (including proceeds of the Refinancing EETC) to indefeasibly repay the existing prepetition obligations secured by such aircraft, as applicable, which are currently financed through, as the case may be, an EETC financing entered into by American in July 2009 (the Series 2009-1 Pass Through Certificates), a secured notes financing entered into by American in July 2009 (the 2009-2 Senior Secured Notes) and an EETC financing entered into by American in October 2011 (the Series 2011-2 Pass Through Certificates and, together with the Series 2009-1 Pass Through Certificates and the 2009-2 Senior Secured Notes, the Existing Financings), in each case without the payment of any make-whole amount or other premium or prepayment penalty. American expects the Refinancing EETC structure to be substantially similar to the structure of the Series 2011-2 Pass Through Certificates, other than the economic terms (such as the interest rate) and certain terms and conditions to be in effect during its current Chapter 11 bankruptcy case.
The Bankruptcy Court approved the motion on January 17, 2013 and entered an order (the EETC Order) pursuant to such effect on February 1, 2013. The trustees for the Existing Financings have appealed the EETC Order and judgments rendered in certain related adversary proceedings. The appeals are currently being briefed before the Second Circuit Court of Appeals and will be fully submitted by April 30, 2013. The Company intends to continue to assert vigorously its rights to repay the Existing Financings without the payment of any make-whole amount or other premium or prepayment penalty, and the Company is considering all of its options, including the payment of the Existing Financings and closing the Refinancing EETC notwithstanding such appeal. There can be no assurance that the refinancing EETC will be able to be effected on acceptable terms, if at all.
Sale-leaseback Arrangements
American has entered into sale-leaseback arrangements with certain leasing companies to finance 32 Boeing 737-800 aircraft scheduled to be delivered from April 2013 through 2014. The financings of each aircraft under these arrangements are subject to certain terms and conditions. In addition, in some instances, they are also subject to collaboration with the Creditors' Committee and other key stakeholders and to the approval of the Bankruptcy Court.
During the first three months of 2013, American financed 8 Boeing 737-800 and three Boeing 777-300ER aircraft under sale-leaseback arrangements, which are accounted for as operating leases. These sale-leaseback transactions resulted in gains which are being amortized over the respective remaining lease terms.
Collateral Related Covenants
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
Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) 10.5% $450 million Senior Secured Notes due 2012 (the 10.5% Notes) and (2) Senior Secured Notes, as described below:

	10.5% Notes		Senior Secured Notes
Frequency of Appraisals	Semi-Annual (April and October)		Semi-Annual (June and December)
LTV Requirement	43%; failure to meet collateral test requires posting of additional collateral
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

At March 31, 2013, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes. As of March 31, 2013, American had $41 million of cash collateral posted with respect to the 10.5% notes, which matured in 2012. The Company has not satisfied the debt with respect to the 10.5% notes due to the ongoing Chapter 11 Cases.
Other
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
As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has been using the benefits afforded by the Bankruptcy Code to restructure the terms of much of its indebtedness and lease obligations. The Company cannot predict at this time the outcome of its efforts to restructure its indebtedness and lease obligations. It is possible that holders of the Company's unsecured indebtedness may lose a portion of their investment depending on the outcome of the Chapter 11 Cases.
7.        Fair Value Measurements
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2013.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of March 31, 2013
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$417	$417	$—	$—
Government agency investments	609	—	609	—
Repurchase investments	280	—	280	—
Corporate obligations	1,749	—	1,749	—
Bank notes / Certificates of deposit / Time deposits	583	—	583	—
	3,638	417	3,221	—
Restricted cash and short-term investments [1]	853	853	—	—
Fuel derivative contracts, net [1]	66	—	66	—
Total	$4,557	$1,270	$3,287	$—

1 Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.
2 The Company’s short-term investments mature in one year or less except for $350 million of Bank notes/Certificates of deposit/Time deposits, $609 million of U.S. Government agency investments and $470 million of Corporate obligations which have maturity dates exceeding one year.
No significant transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2013. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
As of March 31, 2013, the Company had no exposure to European sovereign debt.
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
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$3,004	$2,883	$3,297	$3,143
Enhanced equipment trust certificates	1,851	1,946	1,741	1,811
6.0%—8.5% special facility revenue bonds	1,314	1,453	1,313	1,308
7.50% senior secured notes	1,000	1,150	1,000	1,074
AAdvantage Miles advance purchase	733	739	772	779
6.25% senior convertible notes	—	—	—	—
9.0%—10.20% debentures	—	—	—	—
7.88%—10.55% notes	—	—	—	—
	$7,902	$8,171	$8,123	$8,115
The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$172	$148	$172	$154
Enhanced equipment trust certificates	—	—	—	—
6.0%—8.5% special facility revenue bonds	186	194	186	186
7.50% senior secured notes	—	—	—	—
AAdvantage Miles advance purchase	—	—	—	—
6.25% senior convertible notes	460	509	460	400
9.0%—10.20% debentures	214	238	214	112
7.88%—10.55% notes	166	49	166	33
	$1,198	$1,138	$1,198	$885
All of the Company’s long term debt classified as subject to compromise is classified as Level 2.

8.        Retirement Benefits
The following tables provide the components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$1	$104
Interest cost	163	191
Expected return on assets	(180)	(166)
Amortization of:
Prior service cost	7	4
Unrecognized net (gain) loss	23	61
Net periodic benefit cost	$14	$194

	Retiree Medical and Other Benefits
	Three Months Ended March 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$—	$15
Interest cost	13	38
Expected return on assets	(4)	(4)
Amortization of:
Prior service cost	(61)	(7)
Unrecognized net (gain) loss	(2)	(2)
Net periodic benefit cost	$(54)	$40
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010. As a result of the Chapter 11 Cases, AMR contributed $33 million to its U.S. defined benefit pension plans during the first quarter of 2013 covering post-petition periods. The Company’s remaining 2013 contributions to its defined benefit pension plans are subject to the Chapter 11 proceedings. Prior to the closing of the Merger (see Note 13 to the Condensed Consolidated Financial Statements for further information), AMR and/or its subsidiaries will make all minimum required contributions to each AMR compensation and benefit plan that are required to have been made and were not made prior to the effective date of the Merger. As a result of the Company only contributing the post-petition portion of required contributions, the PBGC filed a lien against certain assets of the Company in 2012.

Recent Modifications to Pension and Other Post-Employment Benefits
The Company's defined benefit pension plans were frozen effective November 1, 2012. Eligible employees began to receive a replacement benefit under the $uper $aver 401(k) Plan on November 1, 2012.
In December 2012, the Pilot A Plan, a defined benefit plan, was amended to remove the lump-sum option and the installment option forms of benefit effective December 31, 2012.  A small group of American pilots is appealing the Bankruptcy Court's decision authorizing American to eliminate the lump sum option and installment option forms of benefit.  This is the same group of pilots that is appealing the Bankruptcy Court's decisions authorizing American to reject the pilot CBA and approving the new pilot CBA.  All of these appeals have been consolidated, and are pending in the U.S. District Court for the Southern District of New York.
The Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. Plan B assets will be distributed to pilots in mid-2013.
On July 6, 2012, the Company commenced an adversary proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired and initiated retiree medical coverage before November 1, 2012. The Court held a hearing on January 23, 2013 and has not ruled on this matter as of the date of this report.  The Company has been negotiating with the retiree committee since July 2012, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage. Those negotiations are continuing.
As a result of the modifications to the retirement benefits as discussed above, a portion of the pension and postretirement benefits liability, primarily relating to retiree medical and other benefits, was classified as liabilities subject to compromise.. See Note 1 to the Condensed Consolidated Financial Statements for the breakout of liabilities subject to compromise, including that related to pension and postretirement benefits.

9.        Special Charges and Merger Related Expenses
Special Charges
Based on agreements reached with various workgroups in 2012, the Company expects to reduce a total of approximately 10,500 positions. Consequently, during 2012, the Company recorded charges for severance related costs associated with the voluntary and involuntary reductions in certain work groups. The severance charges will be paid through the end of 2013.
The following table summarizes the components of the Company’s special charges and the remaining accruals for these charges (in millions) as of March 31, 2013:

	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2012	$4	192	$196
Special charges	4	8	12
Non-cash charges	(4)	—	(4)
Adjustments	—	—	—
Payments	—	(61)	(61)
Remaining accrual at March 31, 2013	$4	$139	$143
Merger Related Expenses

Merger related expenses for the three months ended March 31, 2013 were $16 million. See Note 13 to the Condensed Consolidated Financial Statements for information on the Merger Agreement.

10.        Financial Instruments and Risk Management
As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil, jet fuel, and Brent crude collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of March 31, 2013, the Company had fuel derivative contracts outstanding covering 19 million barrels of jet fuel that will be settled over the next 18 months. A deterioration of the Company’s liquidity position and its Chapter 11 filing may negatively affect the Company’s ability to hedge fuel in the future.

For the three months ended March 31, 2013 and March 31, 2012, the Company recognized a decrease of approximately $8 million and $29 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at March 31, 2013 and December 31, 2012, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $61 million and $62 million, respectively. As of March 31, 2013, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $1 million in net gains.
The impact of cash flow hedges on the Company’s Condensed Consolidated Financial Statements is depicted below (in millions):
Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$66	Fuel derivative contracts	$65	Accrued liabilities	$—	Accrued liabilities	$—
Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative [1] for the quarter ended March 31		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the quarter ended March 31,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the quarter ended March 31,
2013	2012		2013	2012		2013	2012
$(13)	$48	Aircraft Fuel	$1	$26	Aircraft Fuel	$7	$3

1.	Effective portion of gain (loss)

2.	Ineffective portion of gain (loss)
The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges. Ineffectiveness for these instruments is required to be measured at each reporting period.  The ineffectiveness and fair value associated with all of the Company's interest rate cash flow hedges for all periods presented was not material.
While certain of the Company's fuel derivatives are subject to enforceable master netting agreements with its counterparties, the Company does not offset its fuel derivative assets and liabilities in its Condensed Consolidated Balance Sheets. Certain of these agreements would also allow for the offsetting of fuel derivatives with interest rate derivatives. The impact of offsetting derivative instruments is depicted below (in millions):
As of March 31, 2013:

				Gross asset (liability) not offset in Balance Sheet
	Gross asset (liability)	Gross asset (liability) offset in Balance Sheet	Net recognized asset (liability) in Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
Fuel derivatives	$66	$—	$66	$—	$—	$66
As of December 31, 2012:

				Gross asset (liability) not offset in Balance Sheet
	Gross asset (liability)	Gross asset (liability) offset in Balance Sheet	Net recognized asset (liability) in Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
Fuel derivatives	$65	$—	$65	$—	$—	$65
As of March 31, 2013, the Company had posted cash collateral of an immaterial amount.

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

11.        Earnings (Loss) Per Share
The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net earnings (loss)—numerator for basic earnings (loss) per share	$(341)	$(1,660)
Interest on senior convertible notes	—	—
Net earnings (loss) adjusted for interest on senior convertible notes	$(341)	$(1,660)
Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	335	335
Effect of dilutive securities:
Senior convertible notes	—	—
Employee options and shares	—	—
Assumed treasury shares purchased	—	—
Dilutive potential common shares	335	335
Denominator for diluted earnings (loss) per share—adjusted weighted-average shares	335	335
Basic earnings (loss) per share	$(1.02)	$(4.95)
Diluted earnings (loss) per share	$(1.02)	$(4.95)
The following were excluded from the calculation:
Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	51	46
Employee stock options because the options’ exercise prices were greater than the average market price of shares	22	24

12.        Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in accumulated other comprehensive income (loss) by component (in millions):

	Pension and retiree medical liability	Unrealized gain (loss) on investments	Derivative financial instruments	Income tax benefit (expense)	Total
Balance at December 31, 2012	$(2,322)	$(1)	$15	$(672)	$(2,980)
Other comprehensive income (loss) before reclassifications	—	(1)	(15)	—	(16)
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	—	(1)	—	(34)
Net current-period other comprehensive income (loss)	$(33)	$(1)	$(16)	$—	$(50)
Balance at March 31, 2013	$(2,355)	$(2)	$(1)	$(672)	$(3,030)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Amortization of pension and retiree medical liability
Prior service cost	$(54)	[1]
Actuarial loss	21	[1]

Derivative financial instruments
Cash flow hedges	(1)	Aircraft fuel

Total reclassifications for the period	$(34)
1These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical costs. See Note 8 to the Condensed Consolidated Financial Statements for additional details.
13.        Merger Agreement
Description of Agreement and Plan of Merger
On February 13, 2013, AMR, US Airways Group, Inc., a Delaware corporation (US Airways Group), and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly owned subsidiary of AMR. AMR and US Airways Group anticipate that immediately following the merger closing, AMR will change its name to American Airlines Group Inc. (AAG). Following the Merger, AAG will own, directly or indirectly, all of the equity interests of American, US Airways Group and their direct and indirect subsidiaries. The Merger Agreement and the transactions contemplated thereby, including the Merger, are subject to the approval of the Bankruptcy Court, and are to be effected pursuant to a plan of reorganization (the Plan) of the Debtors in connection with the Chapter 11 Cases. The Plan was filed on April 15, 2013, and is subject to confirmation and consummation in accordance with the requirements of the Bankruptcy Code.
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, upon completion of the Merger, US Airways Group stockholders will receive one share of common stock of AAG (AAG Common Stock) for each share of US Airways Group common stock. The aggregate number of shares of AAG Common Stock issuable to holders of US Airways Group equity instruments (including stockholders and holders of convertible notes, options, stock appreciation rights and restricted stock units) will represent 28% of the diluted capitalization of AAG after giving effect to the Plan. The remaining 72% diluted equity ownership of AAG will be distributable, pursuant to the Plan, to the Debtors' stakeholders, labor unions and certain employees.
All of the equity interests in AAG will be issued solely pursuant to the Merger Agreement or the Plan. Pursuant to the proposed Plan filed with the Bankruptcy Court on April 15, 2013, holders of AMR equity interests are expected to receive a recovery on such interests in the form of a distribution of AAG common stock.  Implementation of the Plan and the making of any distributions thereunder are subject to confirmation thereof in accordance with the provisions of the Bankruptcy Code, the occurrence of the effective date under the Plan and the consummation of the Merger.
The Merger is intended to qualify, for federal income tax purposes, as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement provides that, upon consummation of the Merger, the board of directors of the combined company will initially consist of 12 members, composed of (i) Thomas W. Horton, AMR's current chairman, chief executive officer and president, who will serve as chairman of AAG until the earlier of (A) one year after the closing of the Merger and (B) the day immediately prior to the first annual meeting of stockholders of the combined company (provided that such meeting will not occur prior to May 1, 2014), (ii) W. Douglas Parker, US Airways Group current chief executive officer, who will serve as chief executive officer of AAG and will serve as chairman of AAG following the end of Mr. Horton's term, (iii) two independent directors designated by AMR, (iv) three independent directors designated by US Airways Group, and (iv) five independent directors designated by a search committee consisting of representatives of the Creditors' Committee and certain representatives of creditors signatory to the support agreement with AMR referred to below. One of such independent directors will serve as lead independent director.

Subject to applicable law, prior to the Merger, senior executives from each of AMR and US Airways Group will engage in a planning process for integration purposes.
AMR and US Airways Group have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary and usual course between the execution of the Merger Agreement and the consummation of the Merger, subject to certain restrictions as set forth in the Merger Agreement. In addition, the Merger Agreement contains “no shop” provisions that restrict each party's ability to initiate, solicit or knowingly encourage or facilitate competing third-party proposals for any transaction involving a merger of such party or the acquisition of a significant portion of its stock or assets, although each party may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals, if its board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with its fiduciary duties under applicable law.
US Airways Group has agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to cause a stockholder meeting to be held to consider adoption of the Merger Agreement and (ii) for its board of directors to recommend adoption of the Merger Agreement by US Airways Group stockholders. AMR has also agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to pursue confirmation of the Plan and (ii) for its board of directors to recommend adoption of the Merger Agreement by the Debtors' stakeholders.
Consummation of the Merger is subject to customary conditions, including, among others: (i) approval by the stockholders of US Airways Group; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other regulatory approvals; (iii) absence of any order or injunction prohibiting the consummation of the Merger; (iv) Bankruptcy Court confirmation of the Plan, which must contain certain specified provisions defined in the Merger Agreement; (v) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of AMR or US Airways Group, as applicable; (vi) each of AMR and US Airways Group having performed their respective obligations pursuant to the Merger Agreement; and (vii) receipt by each of the Company and US Airways Group of a customary tax opinion.
The Merger Agreement contains certain termination rights for AMR and US Airways Group, and further provides that, upon termination of the Merger Agreement under specified circumstances, (i) AMR may be required to pay US Airways Group a termination fee of $135 million in the event it terminates the agreement to enter into a superior proposal and $195 million if US Airways Group terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by AMR and (ii) US Airways Group may be required to pay AMR a termination fee of $55 million in the event it terminates the agreement to enter into a superior proposal and $195 million if AMR terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by US Airways Group.
On February 22, 2013, the Debtors filed a motion for entry of the Merger Support Order, which is defined as an order of the Bankruptcy Court approving the Merger Agreement and certain related matters contemplated thereby in the form required by the Merger Agreement. The Bankruptcy Court conducted a hearing on the Debtors' motion on March 27, 2013. As of April 16, 2013, the Bankruptcy Court has not entered the Merger Support Order in the form required by the Merger Agreement. If the Merger Support Order is not entered on or before May 14, 2013, the Merger Agreement may be terminated in accordance with its termination provisions. Unless and until the Merger Support Order is entered, the Merger Agreement is not binding on or enforceable against AMR, US Airways Group or AMR Merger Sub. Based on the Bankruptcy Court hearing on March 27, 2013 to consider the Merger Support Motion and any related objections and the memorandum of decision issued by the Bankruptcy Court on April 11, 2013, AMR and US Airways Group anticipate that the Bankruptcy Court will enter an order that fails to meet all of the requirements of the Merger Agreement. AMR and US Airways Group are discussing how to address this anticipated issue.
Support Agreement and Term Sheet
On February 13, 2013, AMR and the other Debtors entered into a Support and Settlement Agreement (the Support Agreement) with certain significant holders of certain prepetition claims against one or more of the Debtors (such holders of claims, the Consenting Creditors), aggregating approximately $1.2 billion of prepetition unsecured claims. Pursuant to the terms of the Support Agreement, each Consenting Creditor has agreed, among other things, and subject to certain conditions, to (a) vote in favor of a Plan, which must include certain terms specified in a Term Sheet attached to the Support Agreement (the Term Sheet), (b) generally support confirmation and consummation of the Plan and (c) not to support or solicit any plan in opposition to the Plan. Confirmation and consummation of the Plan are subject to compliance with the provisions of the Bankruptcy Code and to the closing of the Merger.
The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Debtors or Consenting Creditors under the Support Agreement; (b) termination of the Merger Agreement or the announcement by AMR or US Airways Group of their intent to terminate the Merger Agreement (in which case the Support Agreement would terminate automatically); (c) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (d) the filing, amendment or modification of certain documents, including the Plan, in a manner materially inconsistent with the Support Agreement and materially adverse to a Consenting Creditor (in which case the Support Agreement can be terminated by such Consenting Creditor solely with respect to itself); (e) the amendment or modification of the Merger Agreement in a manner that is materially adverse to a Consenting Creditor (in which case the Support Agreement can be terminated by such Consenting Creditor solely with respect to itself); and (f) if the volume weighted average price of US Airways Group common stock for the thirty trading days ending on the last trading day immediately prior to the date of termination is less than $10.40. Termination of the Support Agreement would give the Consenting Creditors the right to withdraw their support of the Plan.
As described in the Term Sheet, the Plan implements the Merger, incorporates a compromise and settlement of certain intercreditor and intercompany claim issues, and is to contain the following provisions relating to the treatment of prepetition unsecured claims against the Debtors and equity interests in AMR:

•
Unless they elect to receive alternative treatment, holders of prepetition unsecured claims against AMR or American that also are guaranteed by either such company (Double-Dip Unsecured Claims) will receive shares of preferred stock of AAG (the AAG Preferred Stock) that will be mandatorily convertible into shares of AAG Common Stock on each of the 30th, 60th, 90th and 120th day after the effective date of the Plan. Upon the conversion of the remaining AAG Preferred Stock on the 120th day after the effective date of the Plan, all AAG Preferred Stock will have been converted to AAG Common Stock and no AAG Preferred Stock will remain outstanding. The conversion price of the AAG Preferred Stock will vary on each conversion date, based on the volume weighted average price of the shares of the AAG Common Stock on the five trading days immediately preceding each conversion date, at a 3.5% discount, subject to a cap and a floor price. The AAG Preferred Stock allocable to the Double-Dip Unsecured Claims will have a face amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

•
Holders of prepetition unsecured claims (other than claims of the Debtors' unions) that are not Double-Dip Unsecured Claims (and holders of Double-Dip Unsecured Claims that elect to receive such treatment) will receive shares of AAG Preferred Stock, as well as shares of AAG Common Stock;

•
Holders of existing AMR equity interests (including stock, warrants, restricted stock units and options) will receive a distribution of shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock (on an as-converted basis) in addition to the potential to receive shares of AAG Common Stock above such amount; and

•
The satisfaction of certain labor-related claims through the allocation to such claims of shares of AAG Common Stock representing 23.6% of the total number of such shares of AAG Common Stock ultimately distributed to holders of prepetition general unsecured claims against the Debtors.

In each case, the distributions made to each of the foregoing stakeholders will be adjusted to take into account any reserves made for disputed claims under the Plan. The Debtors have filed a motion with the Bankruptcy Court seeking approval of the Support Agreement.

14. Subsequent Events

Filing of Plan of Reorganization, Disclosure Statement and Form S-4

On April 15, 2013, the Company and other Debtors filed with the Bankruptcy Court the Plan of Reorganization (the Plan) and a related Disclosure Statement (the Disclosure Statement), which contemplate that AMR will emerge from Chapter 11 and merge with US Airways Group (as further described in Note 13 to the Condensed Consolidated Financial Statements). The Plan addresses various subjects with respect to the Debtors, including the resolution of pre-petition obligations as well as the capital structure and corporate governance after exit from the Chapter 11 Cases. The Plan further provides that, upon the effectiveness of the Plan and the Merger, which are anticipated to occur contemporaneously, all shares of existing AMR common stock and other equity interests in AMR will be cancelled and any rights with respect thereto will cease to exist.

Generally, for purposes of the Plan, all 20 Debtors will be “substantively consolidated” into three nodes, consisting of: (i) AMR Debtors, (ii) American Debtors, and (iii) Eagle Debtors. As among the AMR Debtors, the American Debtors, and the Eagle Debtors, the Plan will separately classify creditor claims. However, pursuant to the compromises incorporated into the Plan relating to certain inter-creditor issues and the treatment of intercompany claims among the Debtors, general unsecured claims of similar rank and priority will be treated the same under the Plan regardless of the Debtor against which such claim was filed.

The Plan contains provisions related to the treatment of prepetition unsecured claims against the Debtors and equity interests in AMR as described in Note 13 to the Condensed Consolidated Financial Statements under "Support Agreement and Term Sheet."

On April 15, 2013, the Company also filed a Form S-4 registration statement with the Securities and Exchange Commission (the SEC) to register the shares of AAG Common Stock that will be issued to stockholders of US Airways Group as consideration in the Merger in exchange for their US Airways Group common stock. The AAG Common Stock cannot be issued to US Airways Group stockholders until the SEC declares the registration statement to be effective.

The Company and other Debtors have until July 29, 2013 to solicit and obtain acceptances for the Plan. To be accepted by holders of claims against the Debtors, the Plan must be approved by at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class. Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).
The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan of Reorganization, actions of third parties or otherwise.
Nothing contained in this Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Plan will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will confirm the Plan of Reorganization or that any such plan will be implemented successfully.
Other
On April 3, 2013, the Bankruptcy Court entered an order approving a stipulation providing that, among other things, (i) the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at John F. Kennedy International Airport (JFK) will be treated as general unsecured claims, (ii) the Debtors may continue to use any premises and improvements at JFK or LaGuardia Airport financed by the 1990 or 1994 series of special facility revenue bonds, (iii) the Debtors will assume the leases at JFK that currently relate to the 2002 and 2005 series of special facility revenue bonds, and (iv) the Debtors' use of premises at JFK will continue to be governed by those leases as well as any other leases that may apply (including leases with the Port Authority of New York and New Jersey). As a result, the Company expects a claim of $171 million, of which $124 million has been previously accrued, plus post-petition interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter Developments

In the first quarter of 2013, the Company continued its transformation and built on the substantial progress made in 2012 in restoring the Company to industry leadership, profitability and growth. The Company also announced the Merger Agreement with US Airways Group on February 14, 2013 and filed its Plan of Reorganization (the Plan) with the Bankruptcy Court on April 15, 2013.

On February 13, 2013, AMR, US Airways Group, and AMR Merger Sub, Inc. entered into an Agreement and Plan of Merger providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, AMR Merger Sub, Inc., a wholly-owned subsidiary of AMR, will merge with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AMR. In the event that the Merger Agreement is terminated for any reason, the Chapter 11 Cases will continue and AMR will prepare and propose an alternative plan of reorganization which could contemplate, among other things, consolidation with another entity, the sale or disposition of certain of AMR's assets, or AMR's emergence as a standalone entity. If AMR were to emerge on an independent basis, AMR believes that it should be able to achieve its targeted cost savings of approximately $2 billion each year and its targeted annual revenue enhancements of $1 billion by 2017, although there can be no assurance that it would be able to do so. See Note 13 to the Condensed Consolidated Financial Statements for information on the Merger Agreement.
The Plan and related Disclosure Statement contemplate that AMR will emerge from Chapter 11 and merge with US Airways Group. The Plan addresses various subjects with respect to the Debtors, including the resolution of pre-petition obligations as well as the capital structure and corporate governance after exit from the Chapter 11 Cases. See Note 14 to the Condensed Consolidated Financial Statements for information on the Plan and Disclosure Statement.
Other first quarter highlights include the following:

•	American closed its private offering of the Series 2013-1 EETCs in the aggregate face amount of $664 million. See Note 6 to the Condensed Consolidated Financial Statements for further information.

•	In January 2013, American placed into service its first Boeing 777-300 ER aircraft.

•
LATAM Airlines Group announced it will join oneworld®, and American filed applications with regulators for codeshare agreements with TAM and LAN Colombia. Pending approval, this will strengthen American's existing service to Latin America.

•	American and Finnair announced Finnair's intent to join the transatlantic joint business American shares with British Airways and Iberia, providing additional connections across the Atlantic.
Financial Highlights
The Company recorded a consolidated net loss of $341 million in the first quarter of 2013 compared to a net loss of $1.7 billion in the same period last year. The Company’s consolidated net loss reflects $160 million of charges to reorganization items offset by higher operating revenues. Consolidated passenger revenue increased by $66 million to $5.3 billion for the first quarter of 2013 compared to the same period last year driven by a strong yield environment and increased mainline and consolidated load factors. Cargo and other revenues decreased by $5 million to $805 million for the first quarter of 2013 compared to the same period last year. Mainline passenger unit revenues increased 2.7 percent in the first quarter of 2013 due to a 0.7 percent increase in passenger yield year-over-year. This also reflects an increase in load factor of approximately 1.6 points compared to the first quarter of 2012.
Operating expenses decreased $80 million during the first quarter primarily due to lower wages, salaries and benefits costs. The Company's operating expenses for the first quarter also include special items and merger related expenses of $28 million (see Note 9 to the Condensed Consolidated Financial Statements for further information) and a $45 million charge due to an increase in workers' compensation claims in recent months as well as adverse development on older claims.
Charges to reorganization items, net, of $160 million for the first quarter of 2013 consist primarily of certain post-petition unsecured claims on obligations that the debtors agreed to allow pursuant to the Support Agreement. Interest expense of $262 million for the first quarter of 2013 includes $116 million related to post-petition interest expense on unsecured obligations that the debtors agreed to allow pursuant to the Support Agreement.

Contingencies
The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation (please see Part II, Item 1, "Legal Proceedings") and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these contingencies based on its assessments of the likely outcomes of the related matters. The amounts of these contingencies could increase or decrease in the near term, based on revisions to those assessments. See also Note 2 to the Condensed Consolidated Financial Statements for information on the claims resolution process.
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
Cash, Short-Term Investments and Restricted Assets
At March 31, 2013, the Company had $4.2 billion in unrestricted cash and short-term investments and $853 million in restricted cash and short-term investments, both at fair value, versus $3.9 billion in unrestricted cash and short-term investments and $850 million in restricted cash and short-term investments at December 31, 2012.
The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers compensation obligations and funds held for certain tax obligations.
On February 8, 2013, the Venezuelan Government devalued its currency from 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar.  Subsequently, the Venezuelan Government decreed that for applications of foreign exchange related to international air transportation operations filed with the Venezuelan Government on or before February 8, 2013, the rate of 4.30 bolivars per U.S. dollar would be applied. As a result, the devaluation did not materially impact the Company. The Company does not expect any significant ongoing impact of the currency devaluation on its operations in Venezuela, but there can be no assurances to that effect. As further discussed in the Risk Factors included under Item 1A of the 2012 Form 10-K, currency is subject to risks including exchange controls, changes in foreign exchange rates and currency devaluation.
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
Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company may be required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any). One of such agreements also includes covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. In addition, under such agreement, if American fails to maintain a collateral ratio of 1.5 to 1.0, American must pay additional interest on the related notes (which bear interest at 7.5% per annum) at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0. See Note 6 to the Condensed Consolidated Financial Statements for further information.
Significant Indebtedness and Future Financing
Our indebtedness and our ability to obtain sufficient financing are significant risks to the Company as discussed more fully in the Risk Factors included under Item 1A of the 2012 Form 10-K.
The Chapter 11 Cases triggered defaults on substantially all debt and lease obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtors’ estates.
The Company currently has financing commitments that, subject to certain conditions, cover all of its scheduled aircraft deliveries through 2016, except 6 Boeing 737 aircraft, 18 Boeing 787 aircraft and 11 Boeing 777-300ER aircraft, which the Company may finance in the future.
In the remainder of 2013, including liabilities subject to compromise, the Company will be contractually required to make approximately $1.2 billion of principal payments on long-term debt and approximately $34 million in principal payments on capital leases, and the Company expects to spend approximately $2.2 billion on capital expenditures, including aircraft commitments.
At emergence from Chapter 11, the Company will be required to or may deem it desirable to settle in cash certain obligations that matured during the Chapter 11 Cases. The Company cannot predict the amount of cash that would be required to settle such obligations, but its present estimate is that such costs will be at least $1.3 billion. In addition, the Company anticipates that transition costs to integrate the business of the Company and US Airways Group will be approximately $1.2 billion.
In the first quarter of 2013, American closed its private offering of two tranches of EETCs in the aggregate face amount of $664 million. See Note 6 to the Condensed Consolidated Financial Statements for further information.
As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has been using the benefits afforded by the Bankruptcy Code to restructure the terms of much of its indebtedness and lease obligations. The Company cannot predict at this time the outcome of its efforts to restructure its indebtedness and lease obligations. It is possible that holders of the Company's unsecured indebtedness may lose a portion of their investment depending on the outcome of the Chapter 11 Cases.
See Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's aircraft acquisition commitments, payments, options and financing agreements.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of AMR’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of March 31, 2013, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.
Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010. As a result of the Chapter 11 Cases, AMR contributed $33 million to its US defined benefit pension plans during the first quarter of 2013 covering post-petition periods. The Company’s remaining 2013 contributions to its defined benefit pension plans are subject to the Chapter 11 proceedings. Prior to the closing of the Merger (see Note 13 to the Condensed Consolidated Financial Statements for further information), AMR and/or its subsidiaries will make all minimum required contributions to each AMR compensation and benefit plan that are required to have been made and were not made prior to the effective date of the Merger. As a result of the Company only contributing the post-petition portion of required contributions, the PBGC filed a lien against certain assets of the Company in 2012.
Cash Flow Activity
At March 31, 2013, the Company had $4.2 billion in unrestricted cash and short-term investments, which is an increase of $352 million from the balance as of December 31, 2012. Net cash provided by operating activities in the three month period ended March 31, 2013 was $0.7 billion, as compared to $1.1 billion over the same period in 2012. The decrease is primarily the result of improved operating performance versus last year offset by the impact of the Company's Chapter 11 Cases in the first quarter of 2012.
The Company made debt and capital lease payments of $394 million and invested $0.9 billion in capital expenditures in the first three months of 2013. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty or the Company. As of March 31, 2013 and December 31, 2012, the Company had posted cash collateral of an immaterial amount. As a result of movements in fuel prices, the cash collateral amounts held by AMR or the counterparties to such contracts, as the case may be, can vary significantly.
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

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
REVENUES
The Company’s revenues increased approximately $61 million, or 1.0 percent, to $6.1 billion in the first quarter of 2013 from the same period last year driven by a strong yield environment and increased mainline and consolidated load factors. American’s passenger revenues increased by 1.3 percent, or $57 million, on 1.4 percent lower capacity of 37.4 billion available seat miles (ASM). American’s passenger load factor increased 1.6 points while passenger yield increased by 0.7 percent to 15.3 cents. This resulted in an increase in mainline passenger revenue per available seat mile (RASM) of 2.7 percent to 12.3 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended March 31, 2013
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.3	2.7%	21.9	(2.3)%
International	12.4	2.6	15.5	—
DOT Latin America	14.0	(0.1)	8.9	4.9
DOT Atlantic	10.8	8.4	4.4	(7.2)
DOT Pacific	9.3	(2.2)	2.2	(3.6)
In the first quarter of 2013, the airlines providing American with regional feed (Regional Affiliates) included two wholly owned subsidiaries, AMR Eagle and Executive Airlines, Inc., and three third party regional airlines, Chautauqua Airlines, Inc. (Chautauqua), SkyWest, and ExpressJet.
Regional Affiliates’ passenger revenues increased $9 million, or 1.3 percent, to $679 million as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 0.9 percent to 2.4 billion revenue passenger miles (RPMs), on a capacity decrease of 0.4 percent to 3.3 billion ASMs, resulting in a 1.0 point increase in passenger load factor to 72.1 percent.
Cargo revenues decreased 8.0 percent, or $13 million, to $155 million primarily as a result of decreased freight and mail yields.
Other revenues increased 1.2 percent, or $8 million, to $650 million due to increased revenue associated with third party handling contracts.
OPERATING EXPENSES
The Company’s total operating expenses decreased 1.3 percent, or $80 million, to $6.0 billion in the first quarter of 2013 compared to the same period last year. American’s mainline operating expenses per ASM decreased 0.6 percent to 14.1 cents. The decrease in operating expense was largely due to lower wages, salaries and benefits costs.

(in millions) Operating Expenses	Three Months Ended March 31, 2013	Change from 2012	Percentage Change
Aircraft fuel	$2,200	$35	1.6%
Wages, salaries and benefits	1,484	(298)	(16.7)	(a)
Other rentals and landing fees	346	18	5.4
Maintenance, materials and repairs	383	40	11.8	(b)
Depreciation and amortization	246	(14)	(5.6)
Commissions, booking fees and credit card expense	276	10	3.7
Aircraft rentals	164	21	14.7	(c)
Food service	139	14	11.5	(d)
Special charges and merger related	28	17	*	(e)
Other operating expenses	780	77	11.0	(f)
Total operating expenses	$6,046	$(80)	(1.3)%

(a)
Wages, salaries and benefits decreased primarily as a result of modifications to pension and other post-employment benefits and reductions in certain work groups during 2012. See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for further information, respectively.

(b)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(c)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2013.

(d)	Food service increased primarily as a result of increased passengers boarded and enhanced product offerings.

(e)	Special charges increased primarily as a result of merger related expenses.

(f)	Other operating expenses increased primarily due to increases in outsourced services and volatility in foreign exchange rates.
OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.
A decrease in short-term investment rates caused a decrease in interest income of $1.7 million, or 28.3 percent, to $4 million for the first quarter 2013 compared to the same period last year. Interest expense increased $84 million, or 46.9 percent, to $262 million primarily as a result of post-petition interest expense on unsecured obligations that the debtors agreed to allow pursuant to the Support Agreement, partially offset by a decrease in interest expense as a result of the Company’s restructuring efforts under the Chapter 11 Cases as described in Note 1 to the Condensed Consolidated Financial Statements.
REORGANIZATION ITEMS, NET
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012:

(in millions)
	Three Months Ended March 31,
	2013	2012
Pension and postretirement benefits	$—	$—
Aircraft and facility financing renegotiations and rejections (1)(2)(3)	136	1,356
Professional fees	39	45
Other	(15)	—
Total reorganization items, net	$160	$1,401

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the applicable motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved, and there is sufficient information to estimate the claim. Modifications of the financings related to certain aircraft remain subject to conditions, including reaching agreement on definitive documentation. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

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

(3)
Pursuant to the Support Agreement, as defined and further described in Note 13 to the Condensed Consolidated Financial Statements, the Debtors agreed to allow certain post-petition unsecured claims on obligations.  As a result, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $127 million, which is included in the table above.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of March 31, 2013.
INCOME TAX
The Company recorded a net tax (benefit) of approximately $(22) million associated with its net loss for the three months ended March 31, 2013 due to the Company realizing a valuation allowance release for refundable credits allowed as a result of passage of the American Taxpayer Relief Act of 2012. See Note 5 to the Condensed Consolidated Financial Statements. The Company did not record a net tax provision (benefit) associated with its net loss for the three months ended March 31, 2012 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

OPERATING STATISTICS
The following table provides statistical information for American and Regional Affiliates for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	30,139	29,960
Available seat miles (millions)	37,392	37,918
Cargo ton miles (millions)	410	445
Passenger load factor	80.6%	79.0%
Passenger revenue yield per passenger mile (cents)	15.31	15.21
Passenger revenue per available seat mile (cents)	12.34	12.02
Cargo revenue yield per ton mile (cents)	37.72	37.80
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	14.13	14.22
Fuel consumption (gallons, in millions)	592	592
Fuel price per gallon (dollars)	3.27	3.23
Operating aircraft at period-end	621	610
Regional Affiliates
Revenue passenger miles (millions)	2,393	2,370
Available seat miles (millions)	3,319	3,333
Passenger load factor	72.1%	71.1%
(*)Excludes $754 million and $742 million of expense incurred related to Regional Affiliates in 2013 and 2012, respectively.
Operating aircraft at March 31, 2013, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	204	Bombardier CRJ-700	47
Boeing 757-200	106	Embraer RJ-135	19
Boeing 767-200 ER	14	Embraer RJ-140	59
Boeing 767-300 ER	58	Embraer RJ-145	118
Boeing 777-200 ER	47	Super ATR	6
Boeing 777-300 ER	5	Total	249
McDonnell Douglas MD-80	187
Total	621
The average aircraft age for American’s and AMR Eagle’s aircraft is 14.7 years and 10.4 years, respectively.
Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.
Of the operating aircraft listed above, five Boeing 757-200 aircraft, two McDonnell Douglas MD-80 aircraft, and two Boeing 767-200 Extended Range aircraft were in temporary storage as of March 31, 2013.
Owned and leased aircraft not operated by the Company at March 31, 2013, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	1	Saab 340B	41
Boeing 757-200	2	Total	41
McDonnell Douglas MD-80	36
Total	39

The following table summarizes the aircraft contractually obligated to American under capacity purchase agreements with third party regional airlines at March 31, 2013:

	Fleet Type
Carrier	Bombardier CRJ-200	Embraer RJ-140	Total
Republic			—
SkyWest	12	—	12
ExpressJet	11	—	11
Chautauqua	—	15	15
Total	23	15	38
Of the aircraft listed above, one SkyWest CRJ RJ-200 aircraft was on operational reserve as of March 31, 2013.
See Note 3 to the Condensed Consolidated Financial Statements for additional information on the Company's capacity purchase agreements with third party regional airlines.

All aircraft, excluding the SAAB 340B aircraft and aircraft operated by third party regional airlines, are owned or leased by American as as of March 31, 2013.

See Note 1 to the Condensed Consolidated Financial Statements for information on the Company's activities under section 1110 of the Bankruptcy Code. See Note 3 to the Condensed Consolidated Financial Statements for information on the Company's acquisition commitments, payments and options.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: claims resolution process, long-lived assets, international slots and route authorities, passenger revenue, frequent flyer program, stock compensation, pensions and retiree medical and other benefits, income taxes and derivatives accounting. These policies and estimates are described in the 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2012 Form 10-K. The change in market risk for aircraft fuel is discussed below for informational purposes.
The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes. Therefore, actual results may differ. The Company does not hold or issue derivative financial instruments for trading purposes. See Note 10 to the Condensed Consolidated Financial Statements for further information.
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the March 31, 2013 and 2012 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $665 million, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2013, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $743 million in the twelve months ended December 31, 2012, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2011.
As of March 31, 2013, the Company had cash flow hedges covering approximately 28 percent of its estimated remaining 2013 fuel requirements. Comparatively, as of March 31, 2012, the Company had hedged approximately 32 percent of its estimated remaining 2012 fuel requirements. The consumption hedged for the remainder of 2013 is capped at an average price of approximately $2.98 per gallon of jet fuel. Seven percent of estimated remaining 2013 fuel requirements is hedged using call spreads with protection capped at an average price of approximately $3.28 per gallon of jet fuel. Twenty-one percent of estimated remaining 2013 fuel requirements is hedged using collars with an average floor price of approximately $2.49 per gallon of jet fuel. The capped and floor prices exclude taxes and transportation costs. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
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
Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. During the quarter ending on March 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As previously discussed, on November 29, 2011 the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 Cases, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code, including, except in such cases where the Bankruptcy Court has entered an order modifying or lifting the automatic stay, the litigation described below. Notwithstanding the general application of the automatic stay described above, governmental authorities, both domestic and foreign, may determine to continue actions brought under their regulatory powers. Therefore, the automatic stay may have no effect on certain matters described below.
On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received a request for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company's activities in Switzerland. On November 8, 2012, the Swiss Competition Commission issued a preliminary order finding that the Company participated in an illegal conspiracy to set cargo fuel, security, and war risk surcharges, and recommending that the Company should be fined 2,225,310 Swiss Francs. The Company disputes the allegation in the Swiss order and intends to vigorously defend itself under Swiss law. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company's cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws and levy a fine in an unspecified amount. The Brazilian authorities are investigating whether the Company and certain other foreign and domestic airlines violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. The Company intends to cooperate fully with all pending investigations.
In addition, the Company has received inquiries from a number of other jurisdictions, including Australia and South Korea, regarding the Company's practices relating to setting fuel charges. The Company has timely responded to all such inquiries.
On April 12, 2011, American filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. On October 20, 2011, American sought leave to file new antitrust claims against the defendants based on facts learned through discovery. The lawsuit, as amended, alleged, among other things, that (i) the defendants engaged in anticompetitive practices to preserve their monopoly power over American's ability to distribute its products through their subscribers and (ii) such actions have prevented American from employing new competing technologies and allowed the defendants to continue to charge American supracompetitive fees.
On December 22, 2011, Travelport brought counterclaims against American alleging that American's direct connect efforts violate the antitrust laws. On August 16, 2012, the federal district court dismissed Travelport's counterclaims. On February 5, 2013, Travelport filed a motion for reconsideration of the federal district court's August 16, 2012 order dismissing its counterclaims and to amend its counterclaims to assert a new claim against American. The proposed new counterclaim alleged that American participated in a conspiracy with rival airlines and Farelogix, Inc., a technology provider to American, to reduce and eliminate competition from Travelport and other GDSs and to coordinate their negotiations with Travelport and other GDSs.
American settled its disputes with Travelport and Orbitz on March 12, 2013 and March 29, 2013, respectively, subject to approval of the Bankruptcy Court. Under the terms of the settlement between American and Travelport, (i) the parties amended their current distribution and content agreements and extended such agreements for multiple years, (ii) Travelport agreed to provide certain monetary payments to American, and (iii) the parties released one another from any and all claims asserted, or that could have been asserted, in connection with the lawsuit. Under the terms of the settlement between American and Orbitz, the parties released one another from any and all claims asserted, or that could have been asserted, in connection with the lawsuit. The Bankruptcy Court is scheduled to consider the settlement on April 23 2013.
The Company is engaged in other legal proceedings from time to time.  Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of the Company.  Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, the ultimate resolution and potential financial impact on the Company is uncertain.

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
The following exhibits are included herein:

10.1
2012 Omnibus Restructure Agreement by and between American Airlines, Inc. and The Boeing Company dated as of January 11, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2
Supplemental Agreement No. 3 to Purchase Agreement No. 3219 by and between American Airlines, Inc., and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.3
Supplemental Agreement No. 36 to Purchase Agreement No. 1977 by and between American Airlines, Inc., and the Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.4
Supplemental Agreement No. 33 to Purchase Agreement No. 1980 by and between American Airlines, Inc., and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.5
Supplemental Agreement No. 34 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.6
Supplemental Agreement No. 35 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of February 13, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.7
Purchase Agreement No. 03735 by and between American Airlines, Inc., and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.8
Amendment No. 1 to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S. dated as of January 11, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2013 and 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101
The following materials from AMR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
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

ADDITIONAL INFORMATION
AMR files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, statements or other information filed by AMR at the SEC's Public Reference Room at Room 1580, 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The SEC filings of AMR are also available to the public from commercial document retrieval services and at the website maintained by the SEC at www.sec.gov. You can also find the SEC filings of AMR on its website, www.aa.com.
The SEC allows AMR to incorporate information by reference into this Form 10-Q. This means that AMR can disclose important information to you by referring you to another document filed separately with the SEC. The information incorporated by reference is considered to be a part of this Form 10-Q, except for any information that is superseded by information that is included directly in this Form 10-Q or incorporated by reference subsequent to the date of this Form 10-Q. AMR does not incorporate the contents of its website into this Form 10-Q.
AMR has made and expects to make public disclosures of certain information regarding AMR and its subsidiaries, including, but not limited to, disclosures regarding the Merger, to investors and the general public by means of certain social media sites, including, but not limited to, Facebook and Twitter and by means of a joint merger website maintained by AMR and US Airways Group. Investors are encouraged to (i) follow American (@AmericanAir) on Twitter, (ii) “like” American (www.facebook.com/AmericanAirlines) on its Facebook page and (iii) visit www.aaarriving.com for updated information regarding AMR, US Airways Group, and the Merger. AMR does not incorporate the contents of its social media posts or the joint merger website into this Form 10-Q.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date:	April 18, 2013	BY:	[/s/ Isabella D. Goren]
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)