Form 10-K
period 2013-12-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2014-02-28
CIK 6201, 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From	to
Commission file number 1-8400

American Airlines Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1825172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	Registrant's telephone number, including area code
American Airlines Group, Inc. was formerly known as AMR Corporation
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ
Series A Convertible Preferred Stock, $0.01 par value per share	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1502798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
American Airlines Group Inc.     ☐  Yes    ☒  No
American Airlines, Inc.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. '
American Airlines Group Inc.     ☒
American Airlines, Inc.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
American Airlines Group Inc.     ☒  Large Accelerated Filer    ☐  Accelerated Filer    ☐  Non-accelerated Filer    ☐  Smaller Reporting Company
American Airlines, Inc.     ☐  Large Accelerated Filer    ☐  Accelerated Filer    ☒  Non-accelerated Filer    ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
American Airlines Group Inc.     ☐  Yes    ☒  No
American Airlines, Inc.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
As of February 21, 2014, there were 471,517,102 shares of American Airlines Group Inc. common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $1.35 billion.
As of February 21, 2014, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to American Airlines Group Inc.'s 2014 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.'s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-K
Year Ended December 31, 2013

This combined Annual Report on Form 10-K is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). AAG's wholly-owned subsidiaries, US Airways Group, Inc. (together with its consolidated subsidiaries, US Airways Group) and US Airways, Inc. (US Airways) are filing an independent combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013. References in this Annual Report on Form 10-K to "we," "us," "our" and the "Company" refer to AAG and its consolidated subsidiaries, "AMR" refers to the Company during the period of time prior to its emergence from Chapter 11 and AAG's acquisition of US Airways Group. References in this Annual Report on Form 10-K to "mainline" refer to the operations of American and US Airways, Inc., as applicable, and exclude regional operations. As more fully described below, on December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, which survived as a wholly-owned subsidiary of AMR Corporation. Accordingly, unless otherwise indicated, information in this Annual Report on Form 10-K regarding the Company's consolidated results of operations includes the results of American and American Eagle for the year ended December 31, 2013 and the results of US Airways Group for the 23 days ended December 31, 2013.
Glossary of Terms
For the convenience of the reader, the definitions of certain capitalized industry and other terms used in this report have been consolidated into a Glossary beginning on page 22.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "would," "continue," "seek," "target," "guidance," "outlook," "if current trends continue," "optimistic," "forecast" and other similar words. Such statements include, but are not limited to, statements about the benefits of the business combination transaction involving AAG and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part I, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the merger transaction with US Airways Group, Inc.; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other post-employment benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the limitations of our historical consolidated financial information, which is not directly comparable to our financial information for prior or future periods; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation to which the airline industry is subject; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; costs of ongoing data security compliance requirements and the impact of any significant data security breach; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of several lawsuits that were filed in connection with the merger transaction with US Airways Group, Inc. and remain pending; an inability to use NOL carryforwards; any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; delay or prevention of stockholders’ ability to change the composition of our board of directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Certificate of Incorporation and Bylaws that limit foreign owners’ ability to vote and own our equity interests, including our common stock, our preferred stock and convertible notes; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in our filings with the Securities and Exchange Commission (the SEC), especially in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings; and other risks and uncertainties listed from time to time in our reports to and filings with the SEC.
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A. Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements.

PART I
 ____________________________________________________________________________________________________

ITEM 1.	BUSINESS
Overview
American Airlines Group Inc. (AAG) a Delaware corporation, is a holding company and its principal, wholly-owned subsidiaries are American, a Delaware corporation, and, as of December 9, 2013, US Airways Group, a Delaware corporation. AAG was formed in 1982 under the name AMR Corporation (AMR) as the parent company of American which was founded in 1934. US Airways Group was formed in 1982 and its origins trace back to the formation of All American Aviation in 1939. AMR changed its name to American Airlines Group Inc. on December 9, 2013. Virtually all of AAG's operations fall within the airline industry.
AAG's and American's principal executive offices are located at 4333 Amon Carter Boulevard, Fort Worth, Texas 76155. AAG's and American's telephone number is 817-967-1234 and their Internet address is www.aa.com. Information contained on AAG's website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC.
Chapter 11 Reorganization
On November 29, 2011 (the Petition Date), AMR Corporation (referred to as AMR prior to December 9, 2013), its principal subsidiary, American, and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan).
On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AMR, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AMR following the Merger. As noted above, immediately following the Merger closing, AMR changed its name to American Airlines Group Inc.
As previously reported, in connection with the Chapter 11 Cases, trading in AMR’s common stock and certain debt securities on the New York Stock Exchange (NYSE) was suspended on January 5, 2012, and AMR’s common stock and such debt securities were delisted by the SEC from the NYSE on January 30, 2012. On January 5, 2012, AMR’s common stock began trading under the symbol "AAMRQ" (CUSIP 001765106) on the OTCQB marketplace, operated by OTC Markets Group. Pursuant to the Plan, and in accordance with the Merger Agreement, on the Effective Date (i) all existing shares of AAG’s old common stock formerly traded under the symbol "AAMRQ" were canceled and (ii) the Company was authorized to issue up to approximately 544 million shares of common stock, par value $0.01 per share, of AAG (AAG Common Stock) by operation of the Plan (excluding shares of AAG Common Stock issuable pursuant to the Merger Agreement). On the Effective Date, the AAG Common Stock was listed on the NASDAQ Global Select Market under the symbol "AAL" and AAMRQ ceased trading on the OTCQB marketplace. In addition, AAG’s Series A Convertible Preferred Stock, par value $0.01 (the AAG Series A Preferred Stock), was authorized for trading and listed on the NASDAQ Global Select Market under the symbol "AALCP."
Upon emergence from Chapter 11, the Company issued approximately 53 million shares of AAG Common Stock to the Company’s old equity holders and certain of the Debtors’ employees and 168 million shares of AAG Series A Preferred Stock, which is mandatorily convertible into new AAG Common Stock during the 120-day period after the Effective Date, to certain creditors and employees of the Debtors (including shares deposited in the Disputed Claims Reserve (as defined in the Plan)). Holders of AAMRQ received, for each share of AMR common stock, an initial distribution of approximately 0.0665 shares of the AAG Common Stock in connection with the occurrence of the Effective Date. AAMRQ holders, and those deemed to be treated as such in connection with the elections made pursuant to the Plan, have received and may continue to receive additional distributions of shares of AAG Common Stock based on the trading price of AAG Common Stock during the 120 day period after the Effective Date and the total amount of allowed claims, in each case, in accordance with the terms of the Plan. On the Effective Date, the adjusted total Double-Dip General Unsecured Claims (as defined in the Plan) was approximately $2.45 billion, the Allowed Single-Dip General Unsecured Claims (as defined in the Plan) were approximately $2.45 billion and the Disputed Claims Reserve (as defined in the Plan) was approximately $755 million.

During its Chapter 11 restructuring, AMR and the other Debtors took numerous steps to become more cost competitive in the airline industry. These measures included steps to realize labor cost savings and improve managerial efficiencies, to reconfigure their fleet, and to realize other economies. Through the process under Section 1113 of the Bankruptcy Code and consensual negotiations with its labor unions, American and AMR Eagle Holding Corporation (AMR Eagle) entered into new restructured collective bargaining agreements (CBAs) with each of their respective union groups. The Debtors also froze their four defined benefit pension plans, and terminated the pilot variable income retirement plan, putting in their place a revised defined contribution retirement benefit plan. The Debtors also amended the pilots’ defined benefit pension plan to eliminate lump-sum and similar installment forms of benefit payments from such plan.
The Debtors also took significant actions to reduce non-labor related liabilities on their balance sheets. Specifically, the Debtors rejected or renegotiated financing on more than 400 aircraft, and evaluated and/or renegotiated over 700 real estate leases and over 9,000 vendor contracts. Importantly, during their restructuring, the Debtors successfully implemented their fleet renewal strategy. The Debtors evaluated their fleet based on then-current rates and market values, required maintenance, and the need to phase out older aircraft to achieve necessary fleet efficiencies.
See Part II, Item 5. Market for Registrant’s Common Stock And Related Stockholder Matters, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 and Note 4 to AAG's Consolidated Financial Statements in Item 8A and Note 2 to American's Consolidated Financial Statements in Item 8B for further information regarding the Chapter 11 Cases and the Merger.
Merger
Pursuant to the Merger Agreement and consistent with the Plan, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of AAG Common Stock. The aggregate number of shares of AAG Common Stock issuable in the Merger to holders of US Airways Group equity instruments (including stockholders, holders of convertible notes, optionees, and holders of restricted stock units (RSUs)) represented 28% of the diluted equity ownership of AAG. The remaining 72% diluted equity ownership in AAG (up to approximately 544 million shares) is distributable, pursuant to the Plan (see "Chapter 11 - Emergence" above) to stakeholders, labor unions, and certain employees of AMR and the other Debtors and such 72% of the diluted equity ownership of AAG includes all shares of AAG Common Stock that are or may become issuable upon conversion of shares of AAG Series A Preferred Stock such that the aggregate number of shares of AAG Common Stock issuable under the Plan will not exceed 72% of the diluted equity ownership of AAG as of the time of the Merger.
In connection with the completion of the Merger, the NYSE suspended trading in the US Airways Group common stock, par value $0.01 per share (the US Airways Group Common Stock), prior to the opening of the market on December 9, 2013. The NYSE also filed with the SEC a Form 25 Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, to delist the US Airways Group Common Stock from the NYSE and terminate registration of the US Airways Group Common Stock under Section 12(b) of the Exchange Act.
Pursuant to the Merger Agreement and in accordance with the Plan, as of the Effective Date, the board of directors of AAG was reconstituted to be comprised of 12 members: (i) Thomas W. Horton, AMR’s prior chairman, chief executive officer and president, who currently serves as chairman of AAG and will continue to so serve until the earlier of one year after the closing of the Merger and the day immediately prior to the first annual meeting of stockholders of AAG (provided that such meeting will not occur prior to May 1, 2014), (ii) W. Douglas Parker, formerly chief executive officer of US Airways, Inc., who serves as chief executive officer of AAG and will serve as chairman of AAG following the end of Mr. Horton’s term, (iii) two independent directors designated by AMR, Alberto Ibargüen and Ray M. Robinson, (iv) three independent directors designated by US Airways Group, Matthew J. Hart, Richard C. Kraemer, and Denise M. O’Leary, and (v) five independent directors, James F. Albaugh, Jeffrey D. Benjamin, John T. Cahill (lead independent director), Michael J. Embler, and Richard P. Schifter, who were designated by a search committee consisting of representatives of the Official Committee of Unsecured Creditors of the Debtors and certain representatives of creditors signatory to support agreements with AMR.
Further, on the Effective Date, Mr. Horton (formerly president and chief executive officer), Daniel P. Garton (formerly executive vice president), Isabella D. Goren (formerly senior vice president and chief financial officer), Gary F. Kennedy (formerly senior vice president, general counsel, and chief compliance officer) and James B. Ream (formerly senior vice president of operations) ceased to be executive officers of AAG and American and W. Douglas Parker (chief executive officer of AAG, American, and US Airways Group), J. Scott Kirby (president), Derek J. Kerr (executive vice president and chief financial officer), Robert D. Isom, Jr. (chief operating officer and chief executive officer of US Airways), Elise R. Eberwein (executive vice president - people and communications) and Stephen L. Johnson (executive vice president-corporate affairs) were elected as the executive officers of AAG, American, US Airways Group and US Airways, except as otherwise noted.
On the Effective Date and pursuant to the Plan and in accordance with the Merger Agreement, AAG’s certificate of incorporation and bylaws were amended and restated in their entirety, and an Amended and Restated Certificate of Incorporation

(the Certificate of Incorporation) and a Certificate of Designations with respect to the AAG Series A Preferred Stock was filed with the Secretary of State of the State of Delaware immediately prior to the closing of the Merger. Upon issuance of the shares pursuant to the Plan and the Merger Agreement, the Company filed a Certificate of Amendment with Secretary of State of the State of Delaware solely to change its name to American Airlines Group Inc. Thereafter, the Company filed a Restated Certificate of Incorporation, which integrated the Certificate of Incorporation (including the Certificate of Designations) and the Certificate of Amendment, with the Secretary of State of the State of Delaware.
The Merger was intended to qualify, for federal income tax purposes, as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger has been accounted for using the acquisition method of accounting with AAG treated as the acquirer for accounting purposes. US Airways Group’s identifiable assets acquired and liabilities assumed were recognized at their estimated fair values as of the Effective Date. Goodwill was measured as the excess of the fair value of the consideration transferred in the Merger over the fair value of the identifiable net assets. Goodwill is not amortized but is tested for impairment at least annually.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - "AAG Year in Review", Management’s Discussion and Analysis of Financial Condition and Results of Operations - "AAG Results of Operations", Note 2 and Note 4 to AAG's Consolidated Financial Statements in Item 8A and Note 2 to American's Consolidated Financial Statements in Item 8B for further information regarding the Chapter 11 Cases and the Merger.
Airline Operations
As noted above, AAG is a holding company whose primary business activity is the operation of two major network carriers through its principal, wholly-owned subsidiaries: American and, as of December 9, 2013, US Airways. As of December 31, 2013, American, together with American Eagle and the third-party regional carriers that provide regional feed to American, served more than 270 communities in more than 50 countries using a combined network fleet of 903 aircraft. American is a founding member of oneworld® alliance and is one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard its passenger fleet. American had approximately 87 million passengers boarding its mainline flights in 2013.
US Airways Group is a holding company whose wholly-owned subsidiaries include US Airways, Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA). As of December 31, 2013, those carriers and the third-party regional carriers that provide regional feed to US Airways served more than 207 airports in more than 20 countries using a combined network fleet of 621 aircraft.
    Following the Merger, AAG began moving toward operating under the single brand name of "American Airlines" through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (FAA) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This process is expected to take 18-24 months. Through its operating subsidiaries, including the operating subsidiaries of US Airways Group, AAG is the largest airline in the world as measured by revenue passenger miles (RPMs) and available seat miles (ASMs). The Company has primary hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. As of December 31, 2013, the combined airline, together with its third-party regional carriers operated nearly 6,700 daily flights to 339 destinations in 54 countries. As of December 31, 2013, American and US Airways operated 965 mainline jets. American continues to be provided with regional feed by American Eagle and third-party regional carriers and US Airways continues to be provided with regional feed by Piedmont, PSA and third-party regional carriers. As of December 31, 2013, the Company's regional subsidiaries and third-party regional carriers that provide it with regional feed operated approximately 519 regional jets and approximately 40 turboprops.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Results of Operations" for a discussion of AAG’s and American’s operating results and operating performance. See Note 15 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 14 to American's Consolidated Financial Statements in Part II, Item 8B for information regarding our operating segments and operating revenue in principal geographic areas.
Regional Operations
Certain air carriers, including our wholly-owned regional carriers, American Eagle, Piedmont and PSA, and third-party regional carriers, have arrangements with us to provide regional feed under the trade name "American Eagle" or "US Airways Express." As of December 31, 2013, 15 regional aircraft were also provided by a third party operating under the "American Connection" brand, an arrangement that we expect to end during 2014. American Eagle and US Airways Express carriers are an integral component of our operating network. We rely heavily on feeder traffic from these regional carriers, which carry passengers to our hubs from low-density markets that are uneconomical for us to serve with large jets. In addition, regional carriers offer complementary service in our existing mainline markets by operating flights during off-peak periods between mainline flights. During 2013, approximately 22 million passengers boarded our regional, air carriers' planes, approximately 43% of whom connected to or from our mainline flights. Of these passengers, approximately 18 million were enplaned by our wholly owned regional carriers, approximately 4 million were enplaned by third-party regional carriers operating under capacity purchase agreements and less than 1 million were enplaned by carriers operating under prorate agreements, as described below.
The American Eagle and US Airways Express arrangements are principally in the form of capacity purchase agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to us. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as airport landing fees and passenger liability insurance, will be reimbursed 100% by us. We control marketing, scheduling, ticketing, pricing and seat inventories. A very small number of regional aircraft are operated for us under prorate agreements, under which the regional carriers receive a prorated share of ticket revenue and pay certain service fees to us. The prorate carriers are responsible for all costs incurred operating the applicable aircraft. All American Eagle and US Airways Express carriers have logos, service marks, aircraft paint schemes and uniforms similar to our mainline operations.
Cargo
Our cargo division is one of the largest air cargo operations in the world, with facilities and interline connections available across the globe.
Other revenues
Other revenues include revenue from the marketing services related to the sale of mileage credits in the AAdvantage and Dividend Miles programs as discussed below under "Frequent Flyer Program", membership fees and related revenue from our Admirals Club operations, our US Airways Club operations, and other miscellaneous service revenue, including administrative service charges and baggage handling fees.
The U.S. Airline Industry
In 2013, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel.
In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 3.8% and 2.0%, respectively, as compared to 2012. With respect to international versus domestic performance, Airlines for America reported that the Atlantic and Latin America markets outperformed domestic markets in year-over-year growth in passenger revenues while the Pacific market experienced year-over-year declines in passenger revenues.
Throughout 2013, jet fuel prices continued to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were down slightly in 2013 as compared to 2012. The Brent crude oil average daily spot price was $109 per barrel in 2013 which is slightly lower than the average daily spot price in 2012 of $112 per barrel. However, on a daily basis, prices continued to be volatile. Throughout 2013, daily spot prices fluctuated between a high of $119 per barrel in February to a low of $97 per barrel in April and closed the year at $110 per barrel on December 31, 2013.
While the U.S. airline industry is currently benefiting from a favorable revenue environment and moderating fuel price increases as described above, uncertainty exists regarding the economic conditions driving these factors. See Part I, Item 1A. Risk Factors - "Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity."
Competition
The markets in which we operate are highly competitive. Domestically, any U.S. airline deemed fit by the U.S. Department of Transportation (DOT) is generally free to operate scheduled passenger service between any two points within the U.S. and its possessions, with the exception of certain airports that require landing and take-off rights and authorizations and other facilities (Slots). Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. On most of our domestic non-stop routes, we currently face competing service from at least one, and sometimes more than one, domestic airline, including: Alaska Airlines, Allegiant Air, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines and Virgin America. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service on such routes.

We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.
On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods, when they begin service to new cities or when they have excess capacity, to generate cash flow and maximize revenue per ASM and to establish, increase or preserve market share. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to manage effectively our operating costs. Some of our competitors have greater financial or other resources and/or lower cost structures than we do. In addition, low fare, low-cost carriers compete in many of the markets in which we operate and competition from these carriers is increasing. These low cost carriers generally have lower cost structures than American and US Airways.
In addition to price competition, airlines compete for market share by increasing the size of their route system and the number of markets they serve. The American Eagle and US Airways Express regional carriers increase the number of markets the Company serves by flying to lower demand markets and providing connections at our hubs. Many of the Company’s competitors also own or have marketing agreements with regional airlines which provide similar services at their hubs and other locations. We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, onboard products, markets served and other services. We compete with both major network airlines and low-cost airlines throughout our network.

In addition to our extensive domestic service, we provide international service to Canada, Mexico, Europe, the Middle East, the Caribbean, Central and South America, and Asia. Revenues from foreign operations (flights serving international destinations) were approximately 40% of American’s total operating revenues and approximately 24% of US Airways’ total operating revenues for 2013. In providing international air transportation, we compete with foreign investor-owned airlines, foreign state-owned airlines, and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations.
Marketing and Alliance Agreements with Other Airlines
In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign air carriers - including American and US Airways - have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Air Berlin, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, Dragonair, EL AL, Etihad Airways, Fiji Airways, Finnair, Gulf Air, Hainan Airlines, Hawaiian Airlines, Iberia, Japan Airlines, Jet Airways, JetStar Airways, LAN (includes LAN Airlines, LAN Argentina, LAN Colombia, LAN Ecuador and LAN Peru), Malaysia Airlines, Niki Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, Seaborne Airlines, TAM Airlines, and WestJet.
American is also a founding member of the oneworld alliance, which includes AirBerlin, British Airways, Cathay Pacific Airways, Finnair, Iberia, Japan Airlines, LAN Airlines, Malaysia Airlines, Qantas, Qatar Airways, Royal Jordanian, and S7 Airlines. TAM Airlines and SriLankan Airlines are scheduled to join the alliance in the first half of 2014. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities. Together, oneworld members and members-elect serve 981 destinations with over 14,000 daily flights to 151 countries.
American is party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, and Royal Jordanian. Over the last three years, American has also established joint business agreements (JBAs) with British Airways, Iberia, Japan Airlines, Qantas and Finnair that enable the carriers to cooperate on flights between particular destinations, and allow pooling and sharing of certain revenues and costs, enhanced frequent flyer program reciprocity, and cooperation in other areas. American and its joint business partners received regulatory approval to enter into these JBAs. In addition, in December 2012, American signed codeshare agreements with Sao Paulo-based TAM Airlines and Bogota-based LAN Colombia. Generally, under a codeshare arrangement, one carrier places its designator code and sells ticket on flights of another carrier. Once approved in Brazil and Colombia, respectively, these new codeshare relationships will provide expanded opportunities for American to serve new markets in Brazil and Colombia and for TAM Airlines and LAN Colombia to serve new markets in the U.S.
US Airways is currently a member of the Star Alliance®, which offers similar member benefits as those discussed above for the oneworld alliance, and will transition to oneworld on March 31, 2014. As part of this transition, codeshare and frequent flyer reciprocity between US Airways and many members of the Star Alliance will be ending on March 30, 2014. Some of the largest airlines that will be phased out at that time include United Airlines, Lufthansa, Swiss, Brussels Airlines, and All Nippon Airways, while others will be phased out in the following months. We are in negotiations with International Airlines Group (IAG), the parent company of British Airways and Iberia, concerning the terms by which flights operated by US Airways will be added to our existing transatlantic joint business. We have thus far been unable to reach agreement with IAG and are uncertain if we will be able to reach an agreement. US Airways’ entry into the JBA and cooperation with other carriers is subject to compliance with all DOT regulations and applicable orders as well as obtaining required DOT approvals. US Airways is expected to enter into codeshare cooperation with selected oneworld member airlines and frequent flyer reciprocity with all other members. US Airways is also expected to enter into marketing relationships with selected other airlines that are currently party to marketing agreements with American.
Industry Regulation and Airport Access
General
Our airlines are subject to extensive domestic and international regulatory requirements. The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, DOT and the FAA still exercise significant regulatory authority over air carriers. DOT maintains jurisdiction over the approval of domestic and international codeshare agreements, international route authorities, and consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.
The FAA regulates flying operations, primarily in the areas of flight operations, maintenance, and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. FAA requirements cover, among other things, retirement and maintenance of older aircraft, safety measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, other environmental concerns, fuel tank inerting, crew scheduling and aircraft operations. We are also progressing toward the completion of numerous airworthiness directives, a number of which require us to perform significant maintenance work and to incur additional expenses. Based on the current implementation schedule, we expect to be in full compliance with the applicable requirements within the required time periods. Our failure to timely comply with these requirements has in the past and could in the future result in fines and other enforcement actions by the FAA or other regulators. The FAA also operates the air traffic control (ATC) system in the United States.
Additionally, the FAA recently implemented rules on pilot flight and duty times, and finalized rules on minimum requirements for all pilots operating commercial aircraft. Both rules have increased our costs and reduced staffing flexibility, particularly during irregular operations. We are also working with the FAA on integrating US Airways and American into a single operating certificate under the American operations specifications.
Airlines are obligated to collect a federal excise tax, commonly referred to as the "ticket tax," on domestic and international air transportation. Airlines collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. See "Industry Regulation and Airport Access - Security," below for a discussion of passenger fees.
Most major U.S. airports impose a passenger facility charge (PFC). The ability of airports to increase this charge (and the ability of airlines to contest such increases) is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through the total amount of the PFC to our customers is subject to various factors, including market conditions and competitive factors. The current cap on the PFC is $4.50 per passenger, but the industry has faced repeated efforts in Congress to raise the cap to a higher level including in the last session of Congress.
DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, including additional reporting requirements for airlines, that have increased the cost of airline operations and reduced revenues. The DOT has been aggressively investigating alleged violations of these rules. In addition, the DOT finalized a second set of rules that further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft. These rules require airlines to display all fares in an "all in" basis, with the price of the air travel and all taxes and government imposed fees rolled into the displayed fare. Enhanced disclosure of ancillary fees such as baggage fees is also required. Other rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.
We anticipate a third set of consumer rules to be issued by the DOT in 2014 and the DOT continues its efforts to further regulate airlines through increased data reporting requirements, expansion of the Air Carrier Access Act, and greater oversight of the methods airlines use to describe and sell air transportation and other products and services. Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation. In this environment, no assurance can be given that compliance with these new rules, anticipated rules or other forms of regulatory oversight from the DOJ, the FAA or other regulatory bodies will not have a material adverse effect on our business.

Among its regulatory responsibilities, DOT also enforces equal access to air transportation for disabled passengers. Recently, a number of carriers, including American and US Airways, have entered into consent orders with DOT over their handling of disabled passengers. DOT has been aggressive in prosecuting disability violations and seeks large penalties. We expect to see continued DOT emphasis in this area through both regulation and enforcement.
    DOT and the Antitrust Division of the U.S. Department of Justice (DOJ) have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and CBAs. In addition, as a result of heightened levels of concern regarding data privacy, we are subject to an increasing number of domestic and foreign laws regarding the privacy and security of passenger and employee data.
International
International air transportation is subject to extensive government regulation. Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the European Union (EU), and in some cases, fares and schedules require the approval of DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, Slots or other assets located abroad, or otherwise adversely affect our international operations. The open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market. In addition, at some foreign airports, an air carrier needs Slots and other facilities before the air carrier can introduce new service or increase existing service. The availability of such Slots is not assured and our inability to obtain and retain needed Slots and facilities could therefore inhibit our efforts to compete in certain international markets. Further, pursuant to the Merger clearance process in the EU, we are required to make available to other carriers certain Slots at London Heathrow. See "Industry Regulation and Airport Access - Airport Access and Operations," below.
Security
The Aviation and Transportation Security Act (the Aviation Security Act) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized, and a new Transportation Security Administration (TSA) under the DOT was created. The TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of certain passenger data to U.S. Customs and Border Protection. Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer monies. A "passenger security fee," which is collected by air carriers from their passengers, is currently set at a rate of $2.50 per flight segment but not more than $10 per round trip. However, the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act of 2014 increased the passenger security fee to $5.60 per one-way trip effective on July 1, 2014. An air carrier fee, or Aviation Security Infrastructure Fee (ASIF), has also been imposed with an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. The fee was repealed by federal legislation and the repeal will go into effect on October 1, 2014.
Implementation of and compliance with the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and have resulted and will likely continue to result in service disruptions and delays. As a result of competitive pressure, we and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

Airline Fares
Airlines are permitted to establish their own domestic fares without governmental regulation. DOT maintains authority over certain international fares, rates and charges, but applies this authority on a limited basis. In addition, international fares and rates are sometimes subject to the jurisdiction of the governments of the foreign countries which we serve. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, fare overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.
Airport Access and Operations
Operations at four major domestic airports and certain foreign airports we serve are regulated by governmental entities through allocations of Slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each Slot represents the authorization to land at or take off from the particular airport during a specified time period.
In the U.S., the FAA currently regulates the allocation of Slots, Slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C., LaGuardia and JFK in New York City, and Newark. Our operations at these airports generally require the allocation of Slots or analogous regulatory authorities. Similarly, our operations at Frankfurt, London Heathrow, Paris, Tokyo Narita and certain other international airports are regulated by local Slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines (WSG) and applicable local law. We currently have sufficient Slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are often sought after by other airlines, and are subject to changes in governmental policies.
In connection with the settlement of antitrust litigation brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for ten years certain rights and assets consisting of 52 Slot pairs at Washington Reagan National Airport and 17 Slot pairs at LaGuardia, in each case together with associated gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from Washington Reagan National Airport. Further, as a consequence of the Merger clearance process in the EU, we are required to make available one pair of London Heathrow Slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the Slots on London-Philadelphia for a period of not less than three consecutive years, and, along with our JBA partners, we are required to make available for an initial period of up to seven years one pair of Heathrow Slots for service between London and Miami that may be operated via an intermediate point.
Amendments to the Wright Amendment have reduced geographic restrictions on operations at Dallas Love Field (DAL) and in October 2014, will eliminate all such domestic non-stop geographic restrictions on operations there. Southwest has already announced plans to serve new markets throughout the continental United States from DAL in October 2014. Although we held two gates at DAL, we did not operate from there in 2013 and instead operated solely at Dallas Fort Worth. An element of our settlement of the antitrust litigation brought by the U.S. Department of Justice and certain states relating to the Merger included our divestiture of the two gates we held at DAL.
The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of these operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and these restrictions could limit the ability of our airline subsidiaries to expand their operations at the affected airports. Authorities at other airports may adopt similar noise regulations. See "Industry Regulation and Airport Access - Environmental Matters," below.
Civil Reserve Air Fleet
We are a participant in the Civil Reserve Air Fleet (CRAF) program, which is a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in the Civil Reserve Air Fleet program in order to receive U.S. Government business. We are reimbursed at compensatory rates if aircraft are activated under the Civil Reserve Air Fleet program or when participating in Department of

Defense business. If a substantial number of our aircraft are activated for operation under the CRAF program at a time of war or other national emergency, our business operations and financial condition may be adversely affected. In January 2014, the U.S. Air Force proposed a radical restructuring of the CRAF program to take effect in October 2015. We do not support the new proposals as they could adversely affect our business and, together with other industry participants, we are working with the Air Force to address our concerns.
Environmental Matters
The airline industry is subject to various laws and government regulations concerning environmental matters in the U.S. and other countries. U.S. federal laws that have a particular impact on our operations include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The U.S. Environmental Protection Agency (EPA) and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental laws and regulations which are similar to or stricter than federal requirements.
The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.
Many aspects of the Company's operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional international and domestic legislation or regulation. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate carbon dioxide emissions in the EU. The EU adopted a directive under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states, to annually submit emission allowances equal to our total carbon dioxide emissions from those flights. While a certain portion of those allowances are granted to us at no cost, we may potentially need to also purchase allowances in order to cover our emissions total in a given year. However, in an effort to allow ICAO time to propose an alternate scheme to manage global aviation emissions, in April 2013 the EU suspended for one year the ETS' application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation emissions, to be implemented in 2020. Subsequently, the EU has proposed amending the EU ETS so that the monitoring, reporting and submission of allowances for emissions from flights flown in 2013 would continue to be limited to only intra-EEA flights. For flights flown from 2014 to 2020, the scope of coverage under the amendment would include intra-EEA flights and the portion of aviation emissions of flights to and from EU member states that take place in European regional airspace. The EU anticipates approval of this amendment in April 2014. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. While these measures create some uncertainty as to the extent to which we will be required to participate in the ETS going forward, it is nevertheless increasingly likely that in the future we will be required to participate in some form of international arrangement governing aircraft emissions.
In addition, the U.S. Congress has considered legislation on climate change. Although Congress has not passed comprehensive climate change legislation, several states have adopted mechanisms to regulate greenhouse gas emissions. Even without further federal legislation, the EPA may act to regulate greenhouse gas emissions. In 2009, the EPA issued its final Endangerment and Cause or Contribute Findings for Greenhouse Gases, which became effective in January 2010. This regulatory finding sets the foundation for potential future EPA greenhouse gas regulation under the Clean Air Act. Depending on the scope of such regulation, certain of our facilities and operations may be subject to additional operating and other permit requirements, potentially resulting in increased operating costs.
The environmental laws to which we are subject include those related to responsibility for potential soil and groundwater contamination. We are conducting investigation and remediation activities to address soil and groundwater conditions at several sites, including airports and maintenance bases. We anticipate that the ongoing costs of such activities will not have a material impact on our operations. In addition, we have been named as a potentially responsible party (PRP) at certain Superfund sites. Our alleged volumetric contributions at such sites are relatively small in comparison to total contributions of all PRPs; we anticipate that any future payments of costs at such sites will not have a material impact on our operations.

Future Regulatory Developments
Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including our airline subsidiaries. See Part I, Item 1A. Risk Factors - "If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate Slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations," "Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages" and "We are subject to many forms of environmental regulation and may incur substantial costs as a result" for additional information.
Employees and Labor Relations
The airline business is labor intensive. In 2013, salaries, wages, and benefits were one of our largest expenses and represented approximately 22% of our operating expenses. The table below presents our approximate number of active full-time equivalent employees as of December 31, 2013.

	American	US Airways	Wholly-owned Regional Carriers	Total
Pilots	7,900	4,100	3,400	15,400
Flight attendants	15,000	7,700	2,100	24,800
Maintenance personnel	11,300	3,100	2,400	16,800
Fleet service personnel	7,400	5,500	1,700	14,600
Passenger service personnel	10,300	6,200	6,400	22,900
Administrative and other	8,200	5,500	2,200	15,900
Total	60,100	32,100	18,200	110,400

As of December 31, 2013, approximately 73% of AAG's active employees were represented by various labor unions and covered by CBAs. Employees of American, US Airways and AAG's regional subsidiaries are covered by labor agreements as set forth in the table below.

Union	Class or Craft	Employees (1)	Contract Amendable Date (2)
American Mainline:
Allied Pilots Association (APA)	Premerger AA Pilots	7,900
Association of Professional Flight Attendants (APFA)	Premerger AA Flight Attendants	15,000
Transport Workers Union (TWU)	Mechanics and Related	9,600
TWU	Fleet Service	7,400
TWU	Stock Clerks	1,200
TWU	Simulator Technicians	80
TWU	Dispatch	190
TWU	Flight Crew Training Instructors	180
TWU	Maintenance Control Technicians	80
American Eagle:
Air Line Pilots Association (ALPA)	Pilots	2,600	2/1/2016
AFA	Flight Attendants	1,575	1/1/2016
TWU	Ground School Instructors	10	1/1/2019
TWU	Mechanics & Related	1,590	4/1/2016
TWU	Fleet Service Clerks	2,000	1/1/2019
TWU	Dispatchers	100	1/1/2019
US Airways Mainline:
US Airline Pilots Association (USAPA)	Premerger US Airways Pilots	2,800
USAPA	Premerger America West Pilots	1,300
Transport Workers Union (TWU)	Flight Crew Training Instructors	100
TWU	Flight Simulator Engineers	50
Association of Flight Attendants-CWA (AFA)	Flight Attendants	7,700
International Association of Machinists & Aerospace Workers (IAM)	Mechanics, Stock Clerks and Related	3,100
IAM	Maintenance Training Instructors	30
IAM	Fleet Service	5,500
Airline Customer Service Employee Association - IBT and CWA (the Association)	Passenger Service	6,200
TWU	Dispatch	200
Piedmont:
Air Line Pilots Association (ALPA)	Pilots	300	3/31/2018
AFA	Flight Attendants	150	8/1/2009
International Brotherhood of Teamsters (IBT)	Mechanics	250	8/23/2012
IBT	Stock Clerks	30	4/18/2014
Communications Workers of America (CWA)	Fleet and Passenger Service	2,500	2/05/2017
IBT	Dispatch	20	6/16/2014
PSA:
ALPA	Pilots	500	4/01/2018
AFA	Flight Attendants	300	4/30/2017
IAM	Mechanics	150	4/24/2016
TWU	Dispatch	20	9/4/2014
(1) Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2013.
(2) See discussion below regarding the process for combining mainline employee groups post-merger.

Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under the RLA, the National Mediation Board (NMB) is responsible for determining which union, if any, is designated to represent employees. In an airline merger, when different unions represent the employees at the merging carrier, a union may file an application with the NMB to represent the combined group of post-merger employees. The application is reviewed by the NMB which considers whether the operations of the merging carriers have been sufficiently integrated to constitute a single transportation system. After the integration process is found to have created a single transportation system, the NMB then conducts an investigation to determine which union, if any, is to be the representative of the post-merger employees. That union then negotiates a joint collective bargaining agreement (JCBA) covering the combined group of post-merger employees.
     While the passenger service employees at mainline American are not currently represented by any labor organization, the passenger service employees of mainline US Airways are represented by the Airline Employees Customer Service Association, CWA-IBT (CWA-IBT). When and if the CWA-IBT files a single transportation system application with the NMB, the union is expected to attempt to organize the passenger service employees of both mainline airlines. In the meantime, the US Airways passenger service employees will continue to be represented by the CWA-IBT, and the American passenger service employees will remain unrepresented for labor relations purposes.
     Most of the other mainline American ground employees are represented by the Transport Workers Union (TWU) and are covered by existing CBAs. Although those agreements will not become amendable until 2018, the TWU is required under the agreements to file a single transportation system application in order to represent the combined groups of mainline US Airways and mainline American employees. For the fleet service employees, the mechanic and related employees and the stores employees, the TWU may share post-merger representation rights with the International Association of Machinists and Aerospace Workers (IAM). After the NMB has determined that a single transportation system exists and has certified a post-merger representative of the combined employee groups, the process for negotiating new JCBA covering the combined employee groups will commence. That process can take many months or even several years to complete.
Under an agreement reached with the American mainline and the US Airways mainline pilots and a tentative agreement with the American and US Airways mainline flight attendants, a different approach will be used by us to reach JCBAs. The two pilot groups have agreed that, once a post-merger representative has been designated by the NMB, there will be a thirty-day negotiations period, and, if no agreement is reached, a panel of arbitrators will set the remaining terms of the JCBAs that will become amendable on December 31, 2018. The economic terms of the pilot JCBA established by the arbitration panel must conform with the contract that was reached with the two pilot groups. If the tentative agreement with the American mainline and US Airways mainline flight attendants is approved, negotiations over the terms of a JCBA will be conducted for up to 240 days. If no agreement can be reached, a panel of arbitrators will establish the unresolved terms of the JCBA, which is to be set based on economics comparable to those for flight attendants at other legacy airlines.
The merger will have no impact on the CBAs that cover the employees of our wholly-owned subsidiary airlines which are not being merged (American Eagle, Piedmont and PSA). For those employees, the RLA provides that CBAs do not expire, but instead become amendable as of a stated date.
When a RLA CBA becomes amendable, if either party to the agreement wishes to modify its terms, it must notify the other party in the manner prescribed under the RLA and as agreed by the parties. Under the RLA, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare under the RLA at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to binding arbitration. If arbitration is rejected by either party, an initial 30-day "cooling off" period commences. Following the conclusion of that 30-day "cooling off" period, if no agreement has been reached, "self-help" (as described below) can begin unless a Presidential Emergency Board (PEB) is established. A PEB examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and (if no resolution is reached) is followed by another "cooling off" period of 30 days. At the end of a "cooling off" period (unless an agreement is reached, a PEB is established, or action is taken by Congress), the labor organization may exercise "self-help," such as a strike, and the airline may resort to its own "self-help," including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.
The NMB is currently mediating negotiations with the IAM covering the mainline US Airways fleet service employees, the mechanic and related employees, and the store employees, and with the AFA covering the Piedmont flight attendants.

For more discussion, see Part I, Item 1A. Risk Factors - "Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations."

Aircraft Fuel
Our operations and financial results are significantly affected by the availability and price of jet fuel. Based on our 2014 forecasted mainline and regional fuel consumption, we estimate that as of December 31, 2013, a $1 per barrel increase in the price of crude oil would increase our 2014 annual fuel expense by $104 million (excluding the effect of our hedges), and by $87 million (taking into account such hedges).
The following table shows annual aircraft fuel consumption and costs, including taxes, for American, it's third-party regional carriers and American Eagle, for 2011 through 2013. AAG's consolidated fuel requirements in 2014 are expected to increase significantly to approximately 4.4 billion gallons as a result of a full year of US Airways operations.

Year	Gallons Consumed (in millions)	Average Cost Per Gallon	Total Cost (in millions)	Percent of Total Operating Expenses
2011	2,756	$3.01	$8,304	33.2%
2012	2,723	$3.20	$8,717	35.3%
2013	2,806	$3.09	$8,959	35.3%
    Total fuel expenses for American Eagle and American's third-party regional carriers operating under capacity purchase agreements for the years ended December 31, 2013, 2012 and 2011 were $1.1 billion, $1.0 billion and $946 million, respectively.
In order to provide a measure of control over price and supply, we trade and ship fuel and maintain fuel storage facilities to support our flight operations. Prior to the Effective Date, we from time to time entered into hedging contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Depending on movements in the price of fuel, our fuel hedging can result in gains or losses on its fuel hedges. For more discussion see Part I, Item 1A. Risk Factors - "Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity."
As of January 2014, we had hedges covering approximately 19% of estimated consolidated AAG (including the estimated fuel requirements of US Airways) 2014 fuel requirements. The consumption hedged for 2014 is capped at an average price of approximately $2.91 per gallon of jet fuel. One percent of our estimated 2014 fuel requirement is hedged using call spreads with protection capped at an average price of approximately $3.18 per gallon of jet fuel. Eighteen percent of our estimated 2014 fuel requirement is hedged using collars with an average floor price of approximately $2.62 per gallon of jet fuel. The cap and floor prices exclude taxes and transportation costs.
We have not entered into any fuel hedges since the Effective Date and our current policy is not to do so.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7(A). Quantitative and Qualitative Disclosures about Market Risk, Note 10 to AAG's Consolidated Financial Statements in Item 8A and Note 9 to American's Consolidated Financial Statements in Item 8B.
Fuel prices have fluctuated substantially over the past several years. We cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future. See Part I, Item 1A. Risk Factors - "Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity."
Insurance
We maintain insurance of the types that we believe are customary in the airline industry, including insurance for public liability, passenger liability, property damage, and all-risk coverage for damage to its aircraft. Principal coverage includes liability for injury to members of the public, including passengers, damage to property of AAG, its subsidiaries and others, and loss of or damage to flight equipment, whether on the ground or in flight. We also maintain other types of insurance such as workers’ compensation and employer’s liability, with limits and deductibles that we believe are standard within the industry.
Since September 11, 2001, we and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which is called war risk coverage, at reasonable rates from the commercial insurance market. We, therefore, purchased our war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. This program, which currently expires September 30, 2014, has been extended numerous times in the past. If this program were not to be extended, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. See Part I, Item 1A. Risk Factors - "Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results."
In addition, insurers significantly increased the premiums for aviation insurance in general following September 11, 2001. While the price of commercial insurance has declined since the period immediately after the terrorist attacks of September 11, 2001, if commercial insurance carriers further reduce the amount of insurance coverage available to the Company or significantly increase its cost, the Company would be materially adversely affected.
Customer Service
We are committed to consistently deliver safe, reliable and convenient service to our customers in every aspect of our operation. Our 2013 operating performance was negatively impacted by more severe summer weather conditions as compared to 2012. We reported the following operating statistics to the DOT for American's mainline operations for the years ended December 31, 2013 and 2012:

	2013	2012	Better (Worse)
On-time performance (a)	77.6%	76.9%	0.7	pts
Completion factor (b)	98.2%	98.2%	—
Mishandled baggage (c)	3.02	2.92	(3.4)%
Customer complaints (d)	1.99	1.80	(10.6)%
(a) Percentage of reported flight operations arriving on time as defined by the DOT.
(b) Percentage of scheduled flight operations completed.
(c) Rate of mishandled baggage reports per 1,000 passengers.
(d) Rate of customer complaints filed with the DOT per 100,000 enplanements.
Frequent Flyer Programs
American established AAdvantage® to develop passenger loyalty by offering awards to travelers for their continued patronage. We believe that the AAdvantage program is one of our competitive strengths. AAdvantage benefits from a growing base of approximately 74 million members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional AAdvantage miles. AAdvantage members earn mileage credits by flying on American, the American Eagle carriers, the third-party regional carriers and other participating airlines or by using services of other participants in the AAdvantage program. Mileage credits can be redeemed for free, discounted or upgraded travel on American, the American Eagle carriers or other participating airlines, or for other awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity-controlled seating. A member's mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.
American sells mileage credits and related services to other participants in the AAdvantage program. There are over 1,000 program participants, including a leading credit card issuer (Citibank), hotels, car rental companies and other products and services companies in the AAdvantage program. We believe that program participants benefit from the sustained purchasing behavior of AAdvantage members, which translates into a recurring stream of revenues for AAdvantage. Under our agreements with AAdvantage members and program participants, we reserve the right to change the AAdvantage program at any time without notice, and may end the program with six months notice. As of December 31, 2013, AAdvantage had approximately 74 million total members, and 622.3 billion outstanding award miles. During 2013, AAdvantage issued approximately 202.8 billion miles, of which approximately 64% were sold to program participants. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies and Estimates" for more information on AAdvantage.
US Airways offers a similar frequent flyer program under the Dividend Miles brand that allows participants to earn mileage credits for each paid flight segment on US Airways and certain other airlines that participate in the program. Participants flying in first class or US Airways' international business class (Envoy class) may receive additional mileage credits. Participants can also receive mileage credits through special promotions that US Airways periodically offers and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. US

Airways sells mileage credits to credit card companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for travel awards on US Airways or other participating airlines.
US Airways and the other participating airline partners limit the number of seats per flight that are available for redemption by award recipients by using various inventory management techniques. Award travel is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. We charge various fees for issuing awards dependent upon destination and booking method and for issuing awards within 21 days of the travel date. We reserve the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.
Effective January 7, 2014, AAdvantage and Dividend Miles members can earn and redeem miles when traveling across either airline's network. All travel on eligible tickets on both airlines will count toward qualification for elite status in the customer's program of choice. Elite members of each airline can enjoy select reciprocal benefits of both the AAdvantage and Dividend Miles programs, including First and Business Class check-in, priority security and priority boarding, complimentary access to Preferred Seats, priority baggage delivery, and checked bags at no charge, consistent with the current baggage policies for each carrier.
The US Airways Dividend Miles program will transition to the AAdvantage frequent flyer program as soon as commercially feasible.
Ticket Distribution
Passengers can book tickets for travel on American or US Airways through several distribution channels including their direct websites (www.aa.com and www.usairways.com), our reservations centers and third-party distribution channels, including those provided by or through global distribution systems (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (e.g., Expedia, Orbitz and Travelocity). To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. For more discussion, see Part I, Item 1A. Risk Factors - "We rely on third party distribution channels and must manage effectively the costs, rights and functionality of these channels."
Seasonality and Other Factors
Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. General economic conditions, fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease, and other factors could impact this seasonal pattern. Accordingly, the results of operations for any interim period are not necessarily indicative of those for the entire year.
Unaudited quarterly financial data for the two-year period ended December 31, 2013 is included in Note 16 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 15 to American's Consolidated Financial Statements in Part II, Item 8B.
Available Information
The SEC allows AAG and American to incorporate information by reference into this Form 10-K. This means that AAG and American can disclose important information to you by referring you to another document filed separately with the SEC. Any information incorporated by reference into this Form 10-K is considered to be a part of this Form 10-K, except for any information that is superseded by information that is included directly in this Form 10-K or incorporated by reference subsequent to the date of this Form 10-K. AAG and American do not incorporate the contents of their website into this Form 10-K.
A copy of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge at www.aa.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC and at the website maintained by the SEC at www.sec.gov. In addition, additional information is available regarding US Airways Group and US Airways in the Annual Report on Form 10-K for the year ended December 31, 2013 that US Airways Group and US Airways filed with the SEC, which is available free of charge at www.usairways.com as soon as reasonably practicable after they electronically file such material with the SEC and at the website maintained by the SEC at www.sec.gov.
AAG has made and expects to make public disclosures of certain information regarding AAG and its subsidiaries to investors and the general public by means of social media sites, including, but not limited to, Facebook and Twitter and a website maintained by us to provide information regarding AAG’s reorganization pursuant its plan of reorganization under Chapter 11 of the United States Bankruptcy Code. Investors are encouraged to (i) follow American (@AmericanAir) on Twitter, (ii) "like"

American (www.facebook.com/AmericanAirlines) on its Facebook page, (iii) follow American (www.google.com/+americanairlines) on Google+; (iv) follow American (www.pinterest.com/ americanair) on Pinterest; (v) follow American (www.instagram.com/americanair) on Instagram; (vi) "like" American (www.foursquare.com/americanair) on Foursquare; (vii) follow American (www.linkedin.com/company/american-airlines) on LinkedIn; (viii) subscribe to American (www.youtube.com/user/americanairlines) on YouTube; (ix) visit http://www.aa.com/arriving or usairways.com/arriving for updated information regarding AAG, US Airways Group and the Merger and (x) visit www.amrcaseinfo.com for updated information regarding AAG and certain of its subsidiaries’ plan of reorganization under Chapter 11 of the United States Bankruptcy Code. Neither AAG nor American incorporates the contents of its social media posts or websites into this Form 10-K.

GLOSSARY OF TERMS

"1998 Plan" means the AMR 1998 Long Term Incentive Plan.
"2003 Plan" means the AMR 2003 Employee Stock Incentive Plan.
"2009 Plan" means the AMR 2009 Long Term Incentive Plan.
"2011 Plan" means the US Airways Group 2011 Incentive Award Plan.
"2013 Citicorp Credit Facility" means the $1.6 billion term loan facility provided for by the loan agreement, as amended, entered into May 23, 2013 among US Airways, certain affiliates of US Airways and certain lenders.
"2013 IAP" means AAG 2013 Incentive Award Plan.
"AAdvantage" means the AAdvantage® frequent flyer program.
"AAG" means American Airlines Group Inc. (formerly named AMR Corporation).
"AAG Common Stock" means AAG’s common stock, par value $0.01 per share.
"AAG Series A Preferred Stock" means AAG’s Series A Convertible Preferred Stock, with a stated value $25.00 per share, and issued in accordance with the Plan.
"ABA" means American Beacon Advisors, Inc.
"ABO" means accumulated benefit obligation.
"Act" means Wright Amendment Reform Act of 2006.
"AFA" means Association of Flight Attendants-CWA.
"Air Wisconsin" means Air Wisconsin Airlines Corporation.
"ALPA" means Air Line Pilots Association.
"American" means American Airlines, Inc.
"American Eagle" means American Eagle Airlines, Inc.
"AMR" means AMR Corporation and is used to reference AAG prior to December 9, 2013.
"AMR Eagle" means AMR Eagle Holding Corporation.
"AMT" means alternative minimum tax.
"ANCA" means Airport Noise and Capacity Act of 1990.
"APA" means Allied Pilots Association.
"APBO" means accumulated postretirement benefit obligation.
"APFA" means Association of Professional Flight Attendants.
"ASIF" means Aviation Security Infrastructure Fee.
"ASM" means available seat mile and is a basic measure of production. One ASM represents one seat flown one mile.
"ATC" means air traffic control.
"Average stage length" means the average of the distances flown on each segment of every route.
"Aviation Act" means subtitle VII of Title 49 of the United States Code, as amended.
"Aviation Security Act" means the Aviation and Transportation Security Act enacted in November 2001.
"Bankruptcy Code" means Chapter 11 of the United States Bankruptcy Code.
"Bankruptcy Court" means the United States Bankruptcy Court for the Southern District of New York.
"Block hours" means the hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

"CASM" means operating cost per available seat mile and is equal to operating expenses divided by ASMs.
"CBAs" means collective bargaining agreements.
"CERCLA" or the "Superfund Act" means Comprehensive Environmental Response, Compensation and Liability Act.
"Certificate of Incorporation" means AAG’s Amended and Restated Certificate of Incorporation.
"CFTC" means Commodity Futures Trading Commission.
"Chapter 11 Cases" means the voluntary petitions for relief filed on November 29, 2011 by the Debtors.
"Chautauqua" means Chautauqua Airlines, Inc.
"Company" means AAG and its consolidated subsidiaries.
"Confirmation Order" means the confirmation order entered by the Bankruptcy Court October 21, 2013 in connection with the Chapter 11 Cases.
"CRAF" means U.S. Civil Reserve Air Fleet.
"Credit Facilities" mean the $1.9 billion term loan facility and the $1.0 billion revolving credit facility provided for by the credit and guaranty agreement, as amended, entered into June 27, 2013 between AAG, American and certain lenders.
"CRSUs" means cash-settled restricted stock unit awards.
"CSARs" means cash-settled stock appreciation rights.
"CWA" means Communications Workers of America.
"Debtor" means AMR Corporation.
"Debtors" means American, and certain of AMR’s other direct and indirect domestic subsidiaries.
"Disputed Claims Reserve" means shares of AAG Common Stock held in reserve for payment to holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date.
"DOJ" means the U.S. Department of Justice.
"Double-Dip Unsecured Claims" means claims of all creditors holding general unsecured claims against American that are guaranteed by AAG and general unsecured claims against AAG that are guaranteed by American.
"DOT" means the U.S. Department of Transportation.
"EETC" means enhanced equipment trust certificate.
"Effective Date" means December 9, 2013.
"Embraer" means Embraer S.A.
"Envoy class" means US Airways’ international business class.
"EPA" means the U.S. Environmental Protection Agency.
"Ethics Standards" means AAG’s and American’s Standards of Business Conduct.
"ETS" means EU emissions trading scheme.
"EU" means European Union.
"ExpressJet" means ExpressJet, Inc.
"FAA" means Federal Aviation Administration.
"IAM" means International Association of Machinists & Aerospace Workers.
"IBT" means International Brotherhood of Teamsters.
"ICAO" means International Civil Aviation Organization.
"Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

"JBAs" means joint business agreements.
"LIBOR" means the London interbank offered rate for deposits of U.S. dollars.
"Mainline" means the operations of American and US Airways, as applicable, and exclude regional operations.
"Merger" means the merger of Merger Sub with and into US Airways Group in accordance with the Merger Agreement.
"Merger Agreement" means Agreement and Plan of Merger dated as of February 13, 2013, as amended.
"Merger Sub" means AMR Merger Sub, Inc.
"Mesa" means Mesa Airlines, Inc.
"MOU" means memorandum of understanding.
"MSC" means Material Services Company, Inc.
"NASDAQ" means NASDAQ Global Select Market.
"NMB" means National Mediation Board.
"NOL" means net operating loss.
"NOL Carryforwards" means a deduction in any taxable year for net operating losses carried over from prior taxable years.
"NYSE" means New York Stock Exchange.
"OCI" means other comprehensive income.
"Passenger enplanements" means the number of passengers on board an aircraft, including local, connecting and through passengers.
"Passenger load factor" means the percentage of available seats that are filled with revenue passengers.
"PBO" means projected benefit obligation.
"PEB" means Presidential Emergency Board.
"PFC" means passenger facility charge.
"Piedmont" means Piedmont Airlines, Inc.
"Plan" means the Debtors’ fourth amended joint plan of reorganization.
"PRASM" means passenger revenue per available seat mile and is equal to passenger revenues divided by ASMs.
"Proxy Statement" means American Airlines Group Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders of American Airlines Group Inc.
"PSA" means PSA Airlines, Inc.
"RASM" means the total revenue per available seat mile and is equal to the total revenues divided by total mainline and third-party regional carrier ASMs.
"Republic" means Republic Airline, Inc.
"RLA" means Railway Labor Act.
"RPM" means revenue passenger mile and is a basic measure of sales volume. One RPM represents one passenger flown one mile.
"RSUs" means restricted stock units.
"S&P" means Standard and Poor's Financial Services, LLC.
"Sabre" means Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited.
"SARs" means stock-settled stock appreciation rights.
"SEC" means Securities and Exchange Commission.
"Second Circuit" means the United States Court of Appeals for the Second Circuit.

"Section 382" means Section 382 of the Internal Revenue Code.
"Securities Act" means Securities Act of 1933, as amended.
"Senior Secured Notes" means 7.5% Senior Secured Notes due 2016.
"SkyWest" means SkyWest Airlines, Inc.
"Slots" means landing and take-off rights and authorizations and other facilities.
"Stabilization Act" means Air Transportation Safety and System Stabilization Act.
"Standards of Business Conduct" means AAG’s code of ethics.
"TSA" means Transportation Security Administration.
"TWU" means Transport Workers Union.
"USAPA" means US Airline Pilots Association.
"US Airways" means US Airways, Inc.
"US Airways Group" means US Airways Group, Inc. and its consolidated subsidiaries.
"US Airways Group Code" means US Airways Group Code of Business Conduct and Ethics.
"US Airways Group Common Stock" means US Airways Group common stock, par value $0.01 per share.
"VIEs" means variable interest entities.
"WSG" means International Air Transport Association’s Worldwide Scheduling Guidelines.
"Yield" means a measure of airline revenue derived by dividing passenger revenue by RPMs.

ITEM 1A.	RISK FACTORS
Below are certain risk factors that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business.
Risk Factors Relating to the Company and Industry-Related Risks
We could experience significant operating losses in the future.
For a number of reasons, including those addressed in these risk factors, we might fail to achieve or maintain profitability and might experience significant losses. In particular, the condition of the economy, the level and volatility of fuel prices, the state of travel demand and intense competition in the airline industry have had and will continue to have an impact on our operating results, and may increase the risk that we will experience losses.
Downturns in economic conditions adversely affect our business.
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See "The airline industry is intensely competitive and dynamic" below. Certain labor agreements to which we are a party limit our ability to reduce the number of aircraft in operation, and the utilization of such aircraft, below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.
Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in 2013.
Because of the amount of fuel needed to operate our business, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases.
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future.
We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft, including those we have on order. We intend to continue to execute our fleet renewal plans to, among other things, improve the fuel efficiency of our fleet, and we are dependent on a limited number of major aircraft manufacturers to deliver aircraft on schedule. If we experience delays in delivery of the more fuel efficient aircraft that we have on order, we will be adversely affected.
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. There can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk - "AAG Market Risk Sensitive Instruments and Positions - Aircraft Fuel" and "American Airlines Market Risk Sensitive Instruments and Positions - Aircraft Fuel."
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations promulgated by the Commodity Futures Trading Commission (CFTC) introduce new requirements for centralized clearing for over-the-counter derivatives. This may include our fuel derivative contracts. Our board of directors has approved our election of the CFTC’s end-user exemption, which permits us as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, depending on the final regulations adopted by the CFTC and other regulators, our derivative contract counterparties may be subject to regulatory requirements and resulting new practices that may raise their costs. Those increased costs may in turn be passed on to us, resulting in increased transaction costs to execute derivative contracts and lower credit thresholds to post collateral.
We have not entered into any fuel hedges since the Effective Date and our current policy is not to do so. Assuming we continue to pursue this policy, once our existing hedge contracts expire or otherwise terminate, we will be fully exposed to fluctuations in fuel prices.
The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.
Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance. For example, amendments to the Wright Amendment have reduced geographic restrictions on operations by Southwest Airlines and other carriers at DAL and will eliminate all domestic non-stop geographic restrictions on operations there in October 2014. This has increased low-cost carrier competition for our operations at Dallas/Fort Worth (DFW). In addition, we expect that the two gates at DAL that we divested as part of our settlement of antitrust litigation related to the Merger will be allocated to low-cost carriers. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.
We have implemented a JBA with British Airways, Iberia and Finnair, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. We are in negotiations with IAG concerning the terms by which flights operated by US Airways will be added to our existing transatlantic joint business. We have thus far been unable to reach agreement with IAG and are uncertain if we will be able to reach an agreement. Failure to reach an agreement could have a material adverse effect on the JBA or cause its dissolution, which could also have a material adverse effect on our results of operations or financial position. In addition, we have implemented an antitrust-immunized JBA with Japan Airlines and a JBA with Qantas. No assurances can be given as to any other arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.
Additional mergers and other forms of industry consolidation, including antitrust immunity grants, may take place and may not involve us as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.

We may be unable to integrate operations successfully and realize the anticipated synergies and other benefits of the Merger.
The Merger involves the combination of two companies that operated as independent public companies prior to the Merger, and each of which operated its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. We must devote significant management attention and resources to integrating our business practices, cultures and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the Merger;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	the effects of divestitures and other operational commitments in connection with the settlement of the litigation brought by the DOJ and certain states prior to the closing of the Merger;

•	the challenge of forming and maintaining an effective and cohesive management team;

•	the diversion of the attention of our management and other key employees;

•	the challenge of integrating workforces while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•
the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate American and US Airways as a single airline and to achieve cost synergies by eliminating redundancies in the businesses;

•	the disruption of, or the loss of momentum in, our ongoing business;

•	the branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers; and

•
the potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including costs in excess of the cash transition costs that we currently anticipate.

We have submitted to the FAA a transition plan for merging the day-to-day operations of American and US Airways under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate. While the parties currently believe that such approval can be obtained within two years from the closing of the Merger, the actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan.
See "We may face challenges in integrating our computer, communications and other technology systems" below.
Accordingly, we may not be able to realize the contemplated benefits of the Merger fully, or at all, or it may take longer and cost more to realize such benefits than expected.
Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity.
We have significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on flight equipment and property leases, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a substantial portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations could have important consequences. For example, they:

•
limit our ability to obtain additional funding for working capital, to withstand operating risks that are customary in the industry, capital expenditures, acquisitions, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns and catastrophic external events;

•	contain restrictive covenants that could:

▪	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and

▪
significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the U.S. or global economies, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan, and, as a result, we estimate that, based on our commitments as of December 31, 2013, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2014-2018 would be approximately $19.5 billion of which $16.3 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, and these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, we do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: 16 Airbus 320 family aircraft, 10 Boeing 777-300ER aircraft and 18 Boeing 787 aircraft. In addition, we do not have financing commitments in place for the majority of aircraft currently on order and scheduled to be delivered in 2017 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, results of operations and financial condition.
Concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with continued changes in business activity levels and consumer confidence, increased unemployment and volatile oil prices, have contributed to unprecedented levels of volatility in the capital and credit markets. As a result of these market conditions, the cost and availability of credit have in the recent past been and may in the future be adversely affected by illiquid credit markets and wider credit spreads. These changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.
Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our 2013 Citicorp Credit Facility, the Credit Facilities and other of our floating rate debt, and accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk "AAG Market Risk Sensitive Instruments and Positions - Interest" and "American Airlines Market Risk Sensitive Instruments and Positions - Interest."
Our high level of fixed obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and causes our business to be vulnerable to adverse economic and industry conditions.
We have a significant amount of fixed obligations, including debt, pension costs, aircraft leases and financings, aircraft purchase commitments, leases and developments of airport and other facilities and other cash obligations. We also have certain guaranteed costs associated with our regional operations.

As a result of the substantial fixed costs associated with these obligations:

•	a decrease in revenues results in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of these fixed obligations if our revenues decline or costs increase; and

•	we may have to use our working capital to fund these fixed obligations instead of funding general corporate requirements, including capital expenditures.
These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
We have significant pension and other post-employment benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon the expiration of those rules, our funding obligations are likely to increase materially. In addition, we may have significant obligations for other post-employment benefits depending on the outcome of an adversary proceeding related to retiree medical and life insurance obligations filed in the Chapter 11 cases.
Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition.
The terms of our 2013 Citicorp Credit Facility and the Credit Facilities require us to ensure that AAG and its restricted subsidiaries maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $2.0 billion, and the 2013 Citicorp Credit Facility also requires us and the other obligors thereunder to hold not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount in accounts subject to control agreements.
Our ability to comply with these liquidity covenants while paying the fixed costs associated with our contractual obligations and our other expenses, including significant pension and other post-employment funding obligations and cash transition costs associated with the Merger, will depend on our operating performance and cash flow, which are seasonal, as well as factors including fuel costs and general economic and political conditions.
In addition, our credit facilities and certain other financing arrangements include covenants that, among other things, limit our ability to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
The factors affecting our liquidity (and our ability to comply with related liquidity and other covenants) will remain subject to significant fluctuations and uncertainties, many of which are outside our control. Any breach of our liquidity and other covenants or failure to timely pay our obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by our credit card processors and the exercise of remedies by our creditors and lessors. In such a situation, we may not be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a "holdback) equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.

The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods.
A number of factors render our historical consolidated financial information not directly comparable to our financial information for prior or future periods, including:

•	because the Merger was completed on December 9, 2013, AAG's consolidated results of operations include the results of US Airways Group and its subsidiaries only for 23 days of 2013;

•
the Merger was accounted for using the acquisition method of accounting with AAG as the acquiring entity, resulting in an adjustment to the carrying values of the assets and liabilities of US Airways Group compared to its historical carrying values;

•
during the course of our Chapter 11 Cases and in connection with our emergence from Chapter 11 and the effectiveness of the Plan, we recorded material expenses, charges, costs and other accounting entries related to our restructuring process, many of which generally had not been incurred in the past and are not expected to be incurred in the future; and

•	certain prior accounting presentations, including the manner in which we report our regional operations, have been changed and historical results restated to conform to the current presentation.
Due to these and other factors largely related to the Merger and the Plan, investors are cautioned as to the limitations of our historical financial statements and urged to review carefully Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, CBAs generally contain "amendable dates" rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB).
If no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day "cooling off" period commences. During or after that period, a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day "cooling off" period. At the end of a "cooling off" period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise "self-help," such as a strike, which could materially adversely affect our business, results of operations and financial condition.
We are currently in negotiations with the IAM with respect to US Airways mechanics, stock clerks and related employees, and fleet service employees, and the AFA with respect to Piedmont flight attendants.
None of these unions presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1 Business-"Employees and Labor Relations."
The inability to maintain labor costs at competitive levels would harm our financial performance.
Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations. As of December 31, 2013, approximately 73% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations.

A significant interruption or disruption in service at one of our hubs resulting from ATC delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.
If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate Slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.
In order to operate our existing and proposed flight schedule and, where appropriate, add service along new or existing routes, we must be able to maintain and/or obtain adequate gates, ticketing facilities, operations areas, and office space. As airports around the world become more congested, we will not always be able to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network, including due to inadequate facilities at desirable airports. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.
In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of Slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each Slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of Slot or Slot exemptions at Ronald Reagan Washington National Airport and three New York City airports: Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of Slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local Slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of Slots or similar regulatory authority will not have a material adverse impact on our operations. For example, the FAA is planning a new rulemaking in 2014 to modify the current rules limiting flight operations at New York City’s JFK and LaGuardia airports.
In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for ten years certain rights and assets consisting of 52 Slot pairs at Washington Reagan National Airport, and 17 Slot pairs at LaGuardia, in each case together with and associated gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from Washington Reagan National Airport. Further, as a consequence of the Merger clearance process in the EU, we are required to make available one pair of London Heathrow Slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the Slots on London-Philadelphia for a period of not less than three consecutive years, and, along with our JBA partners, we are required to make available for an initial period of up to seven years one pair of Heathrow Slots for service between London and Miami that may be operated via an intermediate point.
Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, Slots (where applicable), or office space could have a material adverse effect on our business, results of operations and financial condition.
If we incur problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, and other risk factors, such as a bankruptcy restructuring of any of the regional operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, provision of information technology and services, regional operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional carriers to significant financial pressures, which have led to several bankruptcies among these carriers. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.
We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors. These regulations, or other regulations, could have a material adverse effect on us and the industry.
Recent DOT consumer rules require new procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport, and on board the aircraft, and require new disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these new rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines.
The Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines.
The results of our operations, demand for air travel, and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a "passenger bill of rights");

•	restrictions on airport operations, such as restrictions on the use of Slots at airports or the auction or reallocation of Slot rights currently held by us; and

•	the adoption of more restrictive locally-imposed noise restrictions.
Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to airline operations and, in some cases, may reduce the demand for air travel. There can be no assurance that our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.
In April 2013, the FAA announced the imposition of furloughs that resulted in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government’s response to the so-called "sequester" of government funding. These furloughs have been suspended as a result of Congressional legislation. However, we cannot predict whether there will be further furloughs or the impact of any such furloughs on our business. Any significant reduction in air traffic capacity at key airports in the U.S. could have a material adverse effect on our business, results of operations and financial condition. We also experienced delays in routine non-operational interactions with the FAA as a result of the government shut-down in 2013, and we may experience delays again in the event of any future government shut-down.
In addition, the ATC system is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its ATC system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the ATC system will take effect. Failure to update the ATC system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized ATC system may have a material adverse effect on our business.
The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate Slots or facilities may not be made available. We currently operate on a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London’s Heathrow Airport. As a result of the agreement, we face increased competition in these markets, including Heathrow Airport. In addition, the open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market.
The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the "ticket tax," on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as a per-ticket tax on passengers to fund the TSA, which fee is scheduled to increase effective July 1, 2014), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.
Under DOT regulations, all governmental taxes and fees must be included in the prices we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues. For example, in January 2014, Congress restructured the September 11 security fee, which will increase the fee on some customers.
Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
We have implemented several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these new measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives creates logistical challenges that could harm the operational performance of our airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions continue to make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
We may be adversely affected by conflicts overseas or terrorist attacks; the travel industry continues to face ongoing security concerns.
Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.
We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with operations outside of the U.S. from which American derived approximately 40% of its operating revenues and US Airways derived approximately 24% of its operating revenues in 2013, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations, which are more likely in countries with exchange controls such as Venezuela and Argentina), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or Slots.
In particular, fluctuations in foreign currencies, including devaluations, and exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of December 31, 2013, approximately $710 million of our unrestricted cash balance was held as Venezuelan bolivars, valued at a weighted average rate of 6.04 bolivars to the dollar. The period of time to exchange those funds into dollars and repatriate them has been increasing and is presently more than a year. On January 23, 2014, the Venezuelan government issued a regulation to implement a new system for determining the exchange rate based on the result of limited periodic sales of dollars known as Sicad auctions (currently 11.80 to the dollar based on the February 21, 2014 Sicad auction) for repatriation of income from future ticket sales, and introduced new procedures for approval of conversion and repatriation of local currency. The government also enacted a new law effective February 19, 2014 that authorizes additional methods of exchanging Venezuelan bolivars at rates other than the controlled base rate of 6.3 to the dollar or the existing Sicad auction rate, but the regulations necessary to implement the law are still pending and it is not clear at this point whether or how the new methods may impact the pending balances of Venezuelan bolivars held by airlines. We are working with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.
We are subject to many forms of environmental regulation and may incur substantial costs as a result.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties.
The EPA has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. Airport systems that fall within threshold requirements would need to be modified in order to comply with applicable regulations. Additionally, the EPA has proposed the draft 2013 National Pollutant Discharge Elimination System General Permit for Stormwater Discharges from Industrial Activities. This permit would impose new limitations on certain discharges along with mandatory best management practices. Concurrently, California has proposed the State Final Draft Industrial General Permit for stormwater discharges. This permit employs the use of benchmark values to trigger response actions when exceeding those limits and eliminates group monitoring. These permits have not been finalized, and cost estimates have not been defined, but American and US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.
We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain objectives. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us. We have liability for investigation and remediation costs at various sites, although such costs are currently not expected to have a material adverse effect on our business.
We have various leases and agreements with respect to real property, tanks and pipelines with airports and other operators. Under these leases and agreements, we have agreed to indemnify the lessor or operator against environmental liabilities associated with the real property or operations described under the agreement, even if we are not the party responsible for the initial event that caused the environmental damage. We also participate in leases with other airlines in fuel consortiums and fuel committees at airports, where such indemnities are generally joint and several among the participating airlines.
There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate carbon dioxide emissions in the EU. The EU adopted a directive under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow ICAO time to propose an alternate scheme to manage global aviation emissions, in April 2013 the EU suspended for one year the ETS' application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation emissions, to be implemented in 2020. Subsequently, the EU has proposed amending the EU ETS so that the monitoring, reporting and submission of allowances for emissions from flights flown in 2013 would continue to be limited to only intra-EEA flights. For flights flown from 2014 to 2020, the scope of coverage under the amendment would include intra-EEA flights and the portion of aviation emissions of flights to and from EU member states that take place in European regional airspace. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain. We do not anticipate any significant emissions allowance expenditures in 2014. Beyond 2014, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate.
Similarly, within the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act. While the EPA's recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations, or new legislation, could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation systems, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant. Our automated systems cannot be completely protected against other events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyber-attacks, data theft, equipment and software failures, computer viruses or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure you that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
We face challenges in integrating our computer, communications and other technology systems.
Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition.

New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.
As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our computer, communications and other technology systems. These factors include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our global network; difficulty in training employees in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, results of operations and financial condition.
Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.
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
Failure to comply with the Payment Card Industry Standards or other privacy and data use and security requirements of our partners or related laws, rules and regulations to which we are subject may expose us to claims for contract breach, fines, sanctions or other penalties, which could materially and adversely affect our business, results of operations and financial condition. In addition, failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.
We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators.
If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline with which we have a marketing alliance or codeshare relationship were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners and adversely impact our business, results of operations and financial condition.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, the ability to operate an optimum number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency and reliability, our business, results of operations and financial condition could be adversely impacted.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. As a result, we are vulnerable to any problems associated with the supply of those aircraft, parts and engines, including design defects, mechanical problems, contractual performance by the suppliers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.
Our business has been and will continue to be affected by many changing economic and other conditions beyond our control, including global events that affect travel behavior, and our results of operations could be volatile and fluctuate due to seasonality.
Our business, results of operations and financial condition has been and will continue to be affected by many changing economic and other conditions beyond our control, including, among others:

•
actual or potential changes in international, national, regional, and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks, or political instability;

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the ATC systems, including as a result of "sequestration" or any other interruption in government funding;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.
In particular, an outbreak of a contagious disease such as Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
A higher than normal number of pilot retirements and a potential shortage of pilots could adversely affect us.
We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us. The FAA also recently issued regulations that increase the flight experience required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. These and other factors could contribute to a shortage of qualified pilots, which could adversely affect us.
Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until September 30, 2014. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

Several lawsuits were filed in connection with the Merger and remain pending, and these lawsuits could have a material adverse impact on our business.
US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. US Airways Group, US Airways, AMR and American were also named as defendants in a private antitrust lawsuit. The complaint alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. In January 2014, the complaint was amended to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Such private lawsuits could result in an obligation to pay damages or terms, conditions, requirements, limitations, costs or restrictions that would impose additional material costs on or materially limit our revenues, or materially limit some of the synergies and other benefits we anticipate following the Merger. See Part I, Item 3. Legal Proceedings - "Merger Class Action" below.
Our ability to utilize our net operating loss (NOL) carryforwards may be limited.
Under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), a corporation is generally allowed a deduction in any taxable year for NOLs carried over from prior taxable years (NOL Carryforwards). As of December 31, 2013, we had available NOL Carryforwards of approximately $10.6 billion for regular federal income tax purposes which will expire, if unused, beginning in 1/1/2022, and approximately $4.7 billion for state income tax purposes which will expire, if unused, between 1/1/2014 and 12/31/2033. The amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2014 is $106 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.
A corporation's ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Internal Revenue Code (Section 382) if it undergoes an "ownership change" as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While we anticipate taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.0 billion of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply to the ownership change we experienced upon our emergence from bankruptcy, including that we may ultimately elect not to apply them. If the special rules do not apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
Notwithstanding the foregoing, an ownership change subsequent to our emergence from bankruptcy may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to utilize our NOL Carryforwards and other tax attributes could be severely limited or effectively eliminated.
Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. The NOL Carryforwards may expire before we can generate sufficient taxable income to use them.
The application of the acquisition method of accounting resulted in AAG recording a significant amount of goodwill, which amount is tested for impairment at least annually. In addition, AAG and American may never realize the full value of their respective intangible assets or long-lived assets, causing them to record material impairment charges.
In accordance with applicable acquisition accounting rules, AAG recorded goodwill on its consolidated balance sheet to the extent the US Airways Group acquisition purchase price exceeded the net fair value of US Airway Group’s tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Also, in accordance with applicable accounting standards, AAG and American will be required to test their respective indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, AAG and American are required to test certain of their other assets for impairment if conditions indicate that an impairment may have occurred.
Future impairment of goodwill or other assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. Factors which could result in an impairment could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to our operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by employees, or further industry regulation. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines. An impairment charge could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to AAG's Common Stock
The price of our common stock has recently been and may in the future be volatile.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	AAG's operating and financial results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	the success or failure of AAG's integration efforts;

•	changes in our key personnel;

•	the conversion of AAG Series A Preferred Stock issued pursuant to AAG's plan of reorganization;

•
distributions of shares of our common stock pursuant to our plan of reorganization, including upon the conversion of AAL Preferred Stock and distributions from the disputed claims reserve established under the plan of reorganization upon the resolution of the underlying claims;

•
public sales of a substantial number of shares of our common stock or issuances of our common stock upon the exercise or conversion of convertible securities, options, warrants, RSUs, SARs, or similar rights;

•	increases or decreases in reported holdings by insiders or other significant stockholders;

•	fluctuations in trading volume; and

•	changes in market values of airline companies as well as general market conditions.
Certain provisions of AAG's Certificate of Incorporation and Amended and Restated Bylaws (the Bylaws) make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
Certain provisions of AAG's Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of our board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•
a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve any amendment of our Bylaws submitted to stockholders for approval; and

•	super-majority voting requirements to modify or amend specified provisions of our Certificate of Incorporation.
These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of the interests of our stockholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of our securities is approved by the board of directors prior to the investment under Section 203.
AAG's Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.
AAG’s Certificate of Incorporation and Bylaws include certain provisions that limit voting and ownership and disposition of our equity interests, including AAG Common Stock, AAG Series A Preferred Stock and convertible notes. See Part II, Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters - "Ownership Restrictions." These restrictions may adversely affect the ability of certain holders of our common stock and other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of our common stock and other equity interests.
In order to protect AAG's NOL carryforwards and certain other tax attributes, AAG's Certificate of Incorporation includes certain limitations on acquisitions and dispositions of AAG's common stock, which may limit the liquidity of our common stock.
To reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, AAG's Certificate of Incorporation contains certain restrictions on the acquisition and disposition of AAG's common stock by substantial stockholders. These restrictions may adversely affect the ability of certain holders of AAG's common stock to dispose of or acquire shares of AAG's common stock. Although the purpose of these transfer restrictions is to prevent an "ownership change" (as defined in Section 382 of the Internal Revenue Code) from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place. See AAG's Restated Certificate of Incorporation which is filed as Exhibit 3.1 hereto.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2013.

ITEM 2.	PROPERTIES
Flight Equipment
As of December 31, 2013, American and US Airways operated a mainline fleet of 627 and 343 aircraft, respectively. During 2013, American took delivery of 59 new aircraft and retired 46 aircraft and US Airways took delivery of 23 new aircraft and retired 20 aircraft. We are supported by our regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express under capacity purchase agreements. American Eagle operated 281 regional jets at December 31, 2013 and US Airways Express operated 238 regional jets and 40 turboprops at December 31, 2013.
Operating
As of December 31, 2013, American's and US Airways' combined mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Operating Aircraft						Non-Operating Aircraft[2]
		Owned	Capital Leased	Operating Leased	Total	Average Age (Years)	In Temporary Storage[1]
Airbus A319	125	3	—	105	108	11	—	—
Airbus A320	150	11	—	59	70	15	—	—
Airbus A321	183	72	—	24	96	5	—	—
Airbus A330-200	258	9	—	3	12	3	—	—
Airbus A330-300	291	4	—	5	9	13	—	—
Boeing 737-400	144	—	—	14	14	24	—	—
Boeing 737-800	150	86	—	140	226	6	—	1
Boeing 757-200	181	71	2	44	117	19	3	12
Boeing 767-200 ER	186	1	8	11	20	26	1	3
Boeing 767-300 ER	218	45	—	13	58	20	—	—
Boeing 777-200 ER	247	44	3	—	47	13	—	—
Boeing 777-300 ER	310	5	—	5	10	1	—	—
Embraer ERJ 190	99	20	—	—	20	6	—	—
McDonnell Douglas MD-80	140	104	15	44	163	22	1	19
Total [3]		475	28	467	970	13	5	35

(1)	Aircraft in temporary storage are included in the count of operating aircraft.

(2)	As of December 31, 2013, all non-operating aircraft are owned.

(3)
Included in the totals above, aircraft operated by US Airways consist of 93 A319s, 70 A320s, 91 A321s, 12 A330-200s, 9 A330-300s, 14 B737-400s, 24 B757-200s, 10 B767-200ERs and 20 ERJ 190s, of which 123 are owned and 220 are leased.

As of December 31, 2013, the fleet of our wholly-owned regional subsidiary and the wholly-owned regional subsidiaries of US Airways Group consisted of the following aircraft:

	Average Seating Capacity	Operating Aircraft						Non-Operating Aircraft[1]
		Owned	Capital Leased	Operating Leased	Total	Average Age (Years)	In Temporary Storage
Bombardier CRJ 200	50	12	—	23	35	10	—	—
Bombardier CRJ 700	65	54	—	7	61	8	—	—
De Havilland Dash 8-100	37	29	—	—	29	24	—	—
De Havilland Dash 8-300	50	—	—	11	11	22	—	—
Embraer ERJ 140	44	59	—	—	59	12	—	—
Embraer ERJ 145	50	118	—	—	118	12	—	—
Saab 340B	34	—	—	—	—	—	—	41
Total [2]		272	—	41	313	12	—	41

(1)	As of December 31, 2013, all non-operating aircraft are owned.

(2)
Included in the totals above, aircraft operated by wholly-owned regional subsidiaries of US Airways Group consist of 35 CRJ 200s, 14 CRJ 700s, 29 De Havilland Dash 8-100s, and 11 De Havilland Dash 8-300s, of which 48 are owned and 41 are leased.

Our committed mainline and regional aircraft orders and scheduled lease expirations, for the capital and operating leased flight equipment included in the table above, as of December 31, 2013, are presented in the table below.

	2014	2015	2016	2017	2018	2019 and Thereafter
Firm orders[1]:
American	78	102	84	74	49	175
US Airways	20	13	—	6	10	6
Total	98	115	84	80	59	181

Scheduled mainline lease expirations:
American	28	20	10	15	8	194
US Airways	34	27	5	26	11	117
Total	62	47	15	41	19	311

Scheduled wholly-owned regional subsidiaries lease expirations	—	—	—	3	3	35
(1) Includes orders for regional jets as follows: 15 in 2014, 39 in 2015, 24 in 2016, and 12 in 2017. These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.
See Note 8 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 7 to American's Consolidated Financial Statements in Part II, Item 8B for additional information on aircraft acquisition commitments, payments and options.

Third-Party Regional Carriers
As of December 31, 2013, aircraft contractually obligated to American and US Airways with third-party regional carriers included:

	Number of Aircraft		Type of Aircraft
Carrier	American	US Airways
Air Wisconsin	—	70	regional jets
Chautauqua	15	—	regional jets
ExpressJet	11	—	regional jets
Mesa	—	47	regional jets
Republic	19	58	regional jets
SkyWest	12	14	regional jets
	57	189
ExpressJet and Republic began service for American on February 14, 2013 and August 1, 2013, respectively. Of the aircraft listed above, one SkyWest aircraft was on operational reserve as of December 31, 2013.
See Note 8 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 7 to American's Consolidated Financial Statements in Part II, Item 8B, for additional information on our capacity purchase agreements with third-party regional carriers.
Other Information
We have agreements for 44 spare engines to be delivered in 2014 and beyond.
For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Note 5 and Note 8 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 4 and Note 7 to American's Consolidated Financial Statements in Part II, Item 8B.
Ground Properties
At each airport where we conduct flight operations, we lease passenger, operations and baggage handling space, generally from the airport operator, but in some cases on a subleased basis from other airlines. Our main operational facilities are associated with our hubs. At those locations and in other cities we serve, we maintain administrative offices, terminal, catering, cargo, training facilities, maintenance facilities and other facilities, in each case as necessary to support our operations in the particular city.
We lease, or have built as leasehold improvements on leased property, most of our airport and terminal facilities in the U.S. and overseas, US Airways' corporate office building in Tempe, Arizona, our training facilities in Fort Worth, Texas, our principal overhaul and maintenance base in Tulsa, Oklahoma, our regional reservation offices, and local ticket and administration offices throughout the system. Our US Airways Operations Control Center is located near Pittsburgh, Pennsylvania, in a facility leased from the Allegheny County Airport Authority.
We own our corporate headquarters building in Fort Worth, Texas.
For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Note 5 and Note 8 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 4 and Note 7 to American's Consolidated Financial Statements in Part II, Item 8B.
Terminal Construction Projects
We use public airports for our flight operations under lease or use arrangements with the municipalities or governmental agencies that own or control them and lease certain other ground equipment for use at such facilities. From time to time, airports undertake projects to improve or construct new facilities, which are typically funded through proceeds from special or general purpose bond offerings made by the respective airport governmental entity. Our airport lease and operating agreements typically provide that any costs for these new or improved airport facilities are passed through to us in the form of higher occupancy costs based on our relative percentage of occupancy at the airport. In certain circumstances, we agree to manage these airport projects.

American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O’Hare, Newark, San Juan, and Los Angeles airport authorities pursuant to which such entities issued special facility revenue bonds, the proceeds of which were used to pay a portion of the cost of constructing, improving and modifying facilities and acquiring equipment which are leased by us. Prior to the Chapter 11 Cases, we entered into agreements with certain airport authorities pursuant to which such entities issued special facility revenue bonds, the proceeds of which were used to pay a portion of the cost of constructing, improving and modifying facilities and acquiring equipment leased by the Company. The special facility revenue bonds are non-recourse to the issuer. Pursuant to the Plan, claims relating to special facility revenue bonds in connection with Alliance Airport, John F. Kennedy International Airport (certain bond issuances only), Dallas-Fort Worth International Airport, Chicago O’Hare, Newark Airport, and Luis Munoz Marin International Airport in San Juan, Puerto Rico were treated as general unsecured claims.

ITEM 3.	LEGAL PROCEEDINGS
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order approving and confirming the Debtors' Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claim reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claim reserve amount of approximately $755 million. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the 756 million shares contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be terminated without liability to American. The Bankruptcy Court has not yet ruled on this matter and we cannot predict whether American will receive relief from any of these obligations.
Government Antitrust Actions. On August 13, 2013, the U.S. government, along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the plaintiff states), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires the carriers to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for ten years certain rights and assets consisting of 52 Slot pairs at Washington Reagan National Airport, and 17 Slot pairs at LaGuardia, in each case together with and associated gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International

Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from Washington Reagan National Airport
Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the Plaintiffs moved to amend their complaint to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Trial is set for June 2014. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
US Airways Sabre Matter. On April 21, 2011, US Airways Inc. filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.
General. The Company and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of the Company. Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II
 ____________________________________________________________________________________________________

ITEM 5.	MARKET FOR AMERICAN AIRLINES GROUP'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pursuant to the Plan and in accordance with the Merger Agreement, effective December 9, 2013, all existing shares of AMR Corporation common stock (OTCQB: AAMRQ) were canceled and ceased trading on the OTCQB market. The newly authorized and issued common stock of AAG began trading on the NASDAQ Global Select Market (NASDAQ) on December 9, 2013 under the symbol "AAL." There is no trading market for the common stock of American, which is a wholly-owned subsidiary of AAG.
As of February 21, 2014, the closing price of AAG Common Stock on NASDAQ was $36.17. As of February 21, 2014, there were 13,277 holders of record of the AAG Common Stock.
In the past three years, no cash or other dividends have been declared on the AAG Common Stock. Under the provisions of certain debt agreements our ability to pay dividends on or repurchase our common stock is restricted. Any future determination to pay cash dividends will be at the discretion of our board of directors, subject to applicable limitations under Delaware law, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors. See Part I, Item 1A. Risk Factors - "Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity" and "Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition," Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" and See Note 9 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 9 to American's Consolidated Financial Statements in Part II.
Information on securities authorized for issuance under our equity compensation plans the information required by this Item will be set forth in the Proxy Statement under the caption "Equity Compensation Plan Information" and is incorporated by reference into this Annual Report on Form 10-K.
Ownership Restrictions
AAG's Certificate of Incorporation and Bylaws provide that, consistent with the requirements of Subtitle VII of Title 49 of the United States Code, as amended, or as the same may be from time to time amended (the Aviation Act), any persons or entities who are not a "citizen of the United States" (as defined under the Aviation Act and administrative interpretations issued by the DOT, its predecessors and successors, from time to time), including any agent, trustee or representative of such persons or entities (a non-citizen), shall not, in the aggregate, own (beneficially or of record) and/or control more than (a) 24.9% of the aggregate votes of all of our outstanding equity securities (as defined, which definition includes our capital stock, securities convertible into or exchangeable for shares of our capital stock, including our outstanding convertible notes, and any options, warrants or other rights to acquire capital stock) (the voting cap amount) or (b) 49.0% of our outstanding equity securities (the absolute cap amount). If non-citizens nonetheless at any time own and/or control more than the voting cap amount, the voting rights of the equity securities in excess of the voting cap amount shall be automatically suspended in accordance with the provisions of our Certificate of Incorporation and Bylaws. Voting rights of equity securities, if any, owned (beneficially or of record) by non-citizens shall be suspended in reverse chronological order based upon the date of registration in the foreign stock record. Further, if at any time a transfer of equity securities to a non-citizen would result in non-citizens owning more than the absolute cap amount, such transfer shall be void and of no effect, in accordance with provisions of AAG's Certificate of Incorporation and Bylaws. In the event that we determine that the equity securities registered on the foreign stock record or the stock records of the Company exceed the absolute cap amount, sufficient shares shall be removed from the foreign stock record and the stock records of the Company so that the number of shares entered therein does not exceed the absolute cap amount. Shares of equity securities shall be removed from the foreign stock record and the stock records of the Company in reverse chronological order based on the date of registration in the foreign stock record and the stock records of the Company (subject to Article XIII, Section 6 of our Bylaws, which provides special rules applicable to equity securities issued upon effectiveness of our plan of reorganization and consummation of the Merger). Certificates for AAG's equity securities must bear a legend set forth in our Certificate of Incorporation stating that such equity securities are subject to the foregoing restrictions. Under our Bylaws, it is the duty of each stockholder who is a non-citizen to register his, her or its equity securities on our foreign stock record. In addition, our Bylaws provide that in the event that non-citizens shall own (beneficially or of record) or have voting control over any equity securities, the voting rights of such persons shall be subject to automatic suspension to the extent required to ensure that we are in compliance with applicable provisions of law and regulations relating to ownership or control of a U.S. air carrier. See AAG’s Restated Certificate of Incorporation and Amended and Restated Bylaws, which are filed at Exhibits 3.1 and 3.2 hereto.
In addition, to reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of our common stock by substantial stockholders (generally holders of more than 4.75%).
See Part I, Item 1A. Risk Factors - "AAG's Certificate of Incorporation and Bylaws include provisions limiting voting and acquisition and disposition of our equity interests", and "In order to protect our NOL carryforwards and certain other tax attributes, our Certificate of Incorporation includes certain limitations on acquisitions and dispositions of our common stock, which may limit the liquidity of our common stock."

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
Selected Consolidated Financial Data of AAG
The selected consolidated financial data presented below under the captions "Consolidated Statements of Operations data" and "Consolidated Balance Sheet data" for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 are derived from AAG's Consolidated Financial Statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 are derived from AAG's audited Consolidated Financial Statements not included in this report. To conform to current year presentation, certain operating revenue and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 4 to AAG's Consolidated Financial Statements in Part II, Item 8A for additional information. The selected consolidated financial data should be read in conjunction with AAG's Consolidated Financial Statements for the respective periods, the related notes and the related reports of Ernst & Young LLP, an independent registered public accounting firm. AAG's Consolidated Financial Statements and statistical data provided in the tables below include the results of US Airways Group for the post-merger period from December 9, 2013 to December 31, 2013.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except share and per share data)
Consolidated Statements of Operations data:
Total operating revenues	$26,743	$24,855	$23,979	$22,170	$19,917
Total operating expenses	25,344	24,707	25,016	21,808	20,959
Operating income (loss)	$1,399	$148	$(1,037)	$362	$(1,042)
Reorganization items, net [1]	$(2,655)	$(2,208)	$(118)	$—	$—
Net income (loss)	$(1,834)	$(1,876)	$(1,979)	$(471)	$(1,468)
Earnings (loss) per common share:
Basic	$(11.25)	$(14.98)	$(15.83)	$(3.78)	$(13.37)
Diluted	$(11.25)	$(14.98)	$(15.83)	$(3.78)	$(13.37)
Shares used for computation (in thousands):
Basic	163,046	125,231	124,985	124,395	109,831
Diluted	163,046	125,231	124,985	124,395	109,831
Consolidated Balance Sheet data (at end of period):
Total assets	$42,278	$23,510	$23,848	$25,088	$25,438
Long-term debt and capital leases, net of current maturities	15,353	7,116	6,702	9,253	10,583
Pension and postretirement benefits [2]	5,828	6,780	9,204	7,877	7,397
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	5,928	—	—	—	—
Liabilities subject to compromise	—	6,606	4,843	—	—
Stockholders' equity (deficit) [2]	(2,731)	(7,987)	(7,111)	(3,945)	(3,489)
Consolidated statements of operations data excluding special items [3]:
Operating income (loss) excluding special items	$1,935	$535	$(238)	$444	$(687)
Net income (loss) excluding special items	1,244	(130)	(1,062)	(389)	(1,361)

(1)
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. See Note 2 in Part II, Item 8A to AAG's Consolidated Financial Statements for further information on reorganization items.

(2)
American's defined benefit pension plans were frozen effective November 1, 2012 and the Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. Further, American significantly modified its retiree medical plans in 2012 resulting in the recognition of a negative plan amendment. See Note 13 in Part II, Item 8A to AAG's Consolidated Financial Statements for further information on retirement benefits, including the financial impact of these plan changes.

(3)	See reconciliation of GAAP to non-GAAP financial measures below.

No cash dividends on common stock were declared for any period presented above.
A number of factors render AAG’s historical consolidated financial information not directly comparable to our financial information for prior or future periods. See Part I, Item 1A. Risk Factors - "The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods," and Item 7. Management’s Discussion and Analysis and the notes to AAG's Consolidated Financial Statements in Part II, Item 8A.
Reconciliation of GAAP to Non-GAAP Financial Measures
We are providing disclosure of the reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis. We believe that the non-GAAP financial measures provide investors the ability to measure financial performance excluding special items, which is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Operating income (loss) - GAAP	$1,399	$148	$(1,037)	$362	$(1,042)
Operating special items, net [1]	536	387	799	82	355
Operating income (loss) excluding special items	$1,935	$535	$(238)	$444	$(687)
Net income (loss) - GAAP	$(1,834)	$(1,876)	$(1,979)	$(471)	$(1,468)
Operating special items, net [1]	536	387	799	82	355
Nonoperating special items, net [2]	211	(280)	—	—	—
Reorganization items, net [3]	2,655	2,208	118	—	—
Income tax special items [4]	(324)	(569)	—	—	(248)
Net income (loss) excluding special items	$1,244	$(130)	$(1,062)	$(389)	$(1,361)
(1) Includes the following operating special charges (credits):

•
In 2013, special charges consisted primarily of a $192 million charge related to US Airways' pilot MOU that became effective upon the close of the Merger, $96 million related to professional fees and fees for US Airways to exit the Star Alliance, a $107 million charge related to the American's pilot long-term disability obligation, $58 million in severance, $56 million related to employee awards granted in connection with the Merger, a $43 million charge for workers' compensation claims, and a $33 million impairment charge associated with certain Boeing 757 aircraft held for sale. These charges were offset in part by a $31 million special credit related to a change in accounting method resulting from the modification of American's AAdvantage miles agreement with Citibank, a $67 million gain on the sale of slots at LaGuardia Airport as a result of the settlement reached with the DOJ and the cancellation of equity awards in connection with the Merger.

•
In 2012, special charges consisted of $387 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected during the Chapter 11 process.

•
In 2011, special charges consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale/leaseback transactions, and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flyer liability.

•	In 2010, special charges consisted primarily of the impairment of certain route authorities in Latin America and losses on Venezuelan currency remeasurement.

•
In 2009, special charges consisted of restructuring charges of $171 million primarily consisted of the grounding of the Airbus A300 fleet and the impairment of Embraer RJ-135 aircraft. Special items in 2009 consisted of $184 million and include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale-leaseback transactions.

(2) Includes the following nonoperating special charges (credits):

•
In 2013, special charges consisted of interest charges of $157 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan, a $54 million charge related to the premium on tender for existing enhanced equipment trust certificates (EETCs) financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

•	In 2012, special charges consisted of a $280 million benefit resulting from a settlement of a commercial dispute.
(3) Includes the following reorganization items, net resulting from the filing of voluntary petitions for reorganization under Chapter 11 by certain of the Company's direct and indirect U.S. subsidiaries on November 29, 2011:

•	In 2013, special charges consisted primarily of a $1.7 billion deemed claim to employees pursuant to the Plan as well as professional fees and estimated allowed claim amounts.

•
In 2012, and 2011 special charges consisted primarily of estimated claims associated with restructuring the financing arrangements for certain debt, aircraft leases, and rejecting certain special facility revenue bonds, as well as professional fees.

(4) Includes the following income tax special charges (credits):

•
In 2013, special charges consisted of a $538 million non-cash income tax benefit resulting from gains recorded in Other Comprehensive Income, which was offset by a $214 million non-cash charge related to additional valuation allowance required to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

•	In 2012, special charges consisted of a $569 million non-cash income tax benefit resulting from gains recorded in Other Comprehensive Income.

•	In 2009, special charges consisted of a $248 million non-cash income tax benefit resulting from gains recorded in Other Comprehensive Income.
Selected Consolidated Financial Data of American
The selected consolidated financial data presented below under the captions "Consolidated Statements of Operations data" and "Consolidated Balance Sheet data" for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 are derived from American's Consolidated Financial Statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 are derived from American's audited Consolidated Financial Statements not included in this report. To conform to current year presentation, certain operating revenue and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 4 to American's Consolidated Financial Statements in Part II, Item 8B for additional information. The selected consolidated financial data should be read in conjunction with American's Consolidated Financial Statements for the respective periods, the related notes and the related reports of Ernst & Young LLP, an independent registered public accounting firm.

	Year Ended December 31,
	2013 [1]		2012 [1,4]	2011 [1,5]	2010 [1]	2009 [1,4]
	(In millions, except share and per share data)
Consolidated Statements of Operations data:
Total operating revenues	$25,760		$24,825	$23,957	$22,151	$19,898
Total operating expenses	24,226		24,743	25,111	21,945	21,099
Operating income (loss)	$1,534		$82	$(1,154)	$206	$(1,201)
Reorganization items, net [2]	$(2,640)		$(2,179)	$(116)	$—	$—
Net income (loss)	$(1,526)		$(1,926)	$(1,965)	$(469)	$(1,474)
Consolidated Balance Sheet data (at end of period):
Total assets	$25,612	276,000	$23,264	$23,589	$22,422	$22,964
Long-term debt and capital leases, net of current maturities	9,852		7,143	6,729	6,592	7,984
Pension and postretirement benefits [3,5]	5,693		6,780	9,204	7,876	7,397
Liabilities subject to compromise	—		5,694	3,952	—	—
Stockholder's equity (deficit) [3,5]	(9,660)		(9,962)	(9,037)	(6,336)	(5,878)
(1) Includes special charges and other items, as follows:

•
In 2013, special charges consisted primarily of a $107 million charge related to American's pilot long-term disability obligation, $47 million in severance and professional fees, $56 million related to employee equity awards granted in connection with the merger, a $43 million charge for workers' compensation claims, and a $33 million impairment charge associated with certain Boeing 757 aircraft held for sale. These charges were offset in part by a $31 million special credit related to a change in accounting method resulting from the modification of American's AAdvantage miles agreement with Citibank and a $67 million gain on the sale of slots at LaGuardia Airport as a result of the settlement reached with the DOJ and the cancellation of equity awards in connection with the Merger.

•
In 2012, special charges consisted of $386 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected during the Chapter 11 process. American's 2012 results also include a $280 million benefit from a settlement of a commercial dispute.

•
In 2011, special charges and other items consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale/leaseback transactions, and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flyer liability.

•	In 2010, special items consisted of $81 million and include the impairment of certain route authorities in Latin America and losses on Venezuelan currency remeasurement.

•
In 2009, restructuring charges of $171 million primarily consisted of the grounding of the Airbus A300 fleet and the impairment of Embraer RJ-135 aircraft. Special items in 2009 consisted of $184 million and include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale-leaseback transactions.

(2) Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. See Note 2 to American's Consolidated Financial Statements in Part II, Item 8B for further information on reorganization items.
(3) American's defined benefit pension plans were frozen effective November 1, 2012 and the Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. Further, American significantly modified its retiree medical plans in 2012 resulting in the recognition of a negative plan amendment. See Note 12 to American's Consolidated Financial Statements in Part II, Item 8B for further information on retirement benefits, including the financial impact of these plan changes.
(4) Includes the impact of a $569 million and $248 million tax benefit related to the allocation of tax expense to other comprehensive income items recognized in 2012 and 2009, respectively.
(5) As a result of actuarial changes in the discount rate, the Company recorded a $1.3 billion increase in pension and retiree medical and other benefits obligations and a corresponding decrease in stockholder's equity in 2011.
No cash dividends on common stock were declared for any period presented above.
A number of factors render American’s historical consolidated financial information not directly comparable to our financial information for prior or future periods. See Part I, Item 1A. Risk Factors - "The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods," and Part II, Item 7. Management’s Discussion and Analysis and the notes to American's Consolidated Financial Statements in Part II, Item 8B.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
American Airlines Group
Background
As previously discussed, the Merger was consummated on December 9, 2013. Accordingly, the Company’s consolidated results include American and American Eagle for the year ended December 31, 2013 and the results of US Airways Group for the 23 days ended December 31, 2013.
Following the Merger, AAG began moving toward operating under the single brand name of "American Airlines" through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (FAA) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This process is expected to take 18-24 months. Through its operating subsidiaries, including the operating subsidiaries of US Airways Group, AAG is the largest airline in the world as measured by revenue passenger miles (RPMs) and available seat miles (ASMs). The Company has primary hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. As of December 31, 2013, the combined airline operated nearly 6,700 daily flights to 339 destinations in 54 countries. As of December 31, 2013, American and US Airways operated 965 mainline jets. American continues to be provided with regional feed by American Eagle and third-party regional carriers and US Airways continues to be provided with regional feed by Piedmont, PSA and third-party regional carriers. As of December 31, 2013, the Company’s regional subsidiaries and the third-party regional carriers that provide it with regional feed operated approximately 519 regional jets and approximately 40 turboprops.
See Part I, Item 1. Business - "Chapter 11 Reorganization" and "Merger" for more information related to our emergence from Chapter 11 and Merger.
Year in Review
The U.S. Airline Industry
In 2013, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel.
In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported that annual U.S. industry passenger revenues and yields increased 3.8% and 2.0%, respectively, as compared to 2012. With respect to international versus domestic performance, Airlines for America reported that the Atlantic and Latin America markets outperformed domestic markets in year-over-year growth in passenger revenues while the Pacific market experienced year-over-year declines in passenger revenues.
Throughout 2013, jet fuel prices continued to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were down slightly in 2013 as compared to 2012. The Brent crude oil average daily spot price was $109 in 2013 which approximates the average daily spot price in 2012. However, on a daily basis, prices continued to be volatile. Throughout 2013, daily spot prices fluctuated between a high of $119 per barrel in February to a low of $97 per barrel in April and closed the year at $110 per barrel on December 31, 2013.
While the U.S. airline industry is currently benefiting from a favorable revenue environment and moderating fuel prices as described above, uncertainty exists regarding the economic conditions driving these factors. See Part I, Item 1A. Risk Factors - "Downturns in economic conditions adversely affect our business" and "Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity."
American Airlines Group
In 2013, we realized operating income of $1.4 billion and a net loss of $1.8 billion. We completed our merger with US Airways Group on December 9, 2013, and accordingly these results include results of US Airways Group for the 23 day post-merger period, December 9, 2013, to December 31, 2013. The information in the following paragraph and under "Revenue", "Fuel", "Capacity" and "Cost Control" excludes the post-merger results of US Airways Group.

Excluding the results of US Airways Group, we recognized operating income of $1.6 billion in 2013 which compares to operating income of $148 million in 2012, a $1.4 billion improvement. This year-over-year improvement was driven by growth in operating revenues of $957 million resulting from strong demand for air travel and a $471 million reduction in operating expenses primarily as a result of steps taken in our Chapter 11 restructuring. Our standalone net loss was $1.6 billion in 2013 which compares to a net loss of $1.9 billion in 2012. Our net loss was impacted by the recognition of net special charges of $2.8 billion and $1.7 billion in 2013 and 2012, respectively, principally the result of reorganization expenses related to the recognition of allowed claims. See "AAG's Results of Operations" below for a reconciliation of the impact on American Airlines Group of the post-merger results of US Airways Group and net special charges.
Revenue
Mainline and regional passenger revenues increased $864 million, or 4.0%, as compared to 2012. The growth in revenues was driven by a 1.7% increase in revenue passenger miles and a 2.3% increase in yield, as total capacity increased 1.3% as compared to 2012. Our mainline and regional passenger revenue per available seat mile (PRASM) was 13.38 cents in 2013, a 2.7% increase, as compared to 13.03 cents in 2012.
Fuel
Mainline and regional fuel expense was relatively flat at $8.7 billion in each of 2013 and 2012. The average mainline and regional price per gallon of fuel was $3.09 in 2013 as compared to an average price per gallon of $3.20 in 2012, a decrease of 3.3%. The decrease in fuel price per gallon was offset by a 3.1% increase in consumption due in part to increased capacity and a shift from turboprop to regional jet aircraft.
Capacity
Total system capacity for 2013 increased 1.3% primarily due to our ongoing fleet replacement programs where we are replacing older aircraft with larger gauge, more modern aircraft.
Cost Control
AAG is committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our mainline costs per available seat mile (CASM) excluding special items, fuel and profit sharing decreased 0.40 cents or 4.5% from 8.90 cents in 2012 to 8.50 cents in 2013. This decrease was primarily due to cost reductions achieved in our Chapter 11 restructuring to become more cost competitive.
The table below details our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Total mainline CASM	13.67	14.20	(3.7)
Less: Special items, net	(0.18)	(0.25)	(28.0)
Less: Aircraft fuel and related taxes	(4.94)	(5.05)	(2.2)
Less: Profit sharing	(0.05)	—	nm
Total mainline CASM excluding special items, fuel and profit sharing [1]	8.50	8.90	(4.5)

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service
We are committed to consistently deliver safe, reliable and convenient service to our customers in every aspect of our operation. Our 2013 operating performance was negatively impacted by more severe summer weather conditions as compared to 2012. We reported the following operating statistics to the DOT for American's mainline operations for the years ended December 31, 2013 and 2012:

	2013	2012	Better (Worse)
On-time performance (a)	77.6%	76.9%	0.7	pts
Completion factor (b)	98.2%	98.2%	—
Mishandled baggage (c)	3.02	2.92	(3.4)%
Customer complaints (d)	1.99	1.8	(10.6)%
(a) Percentage of reported flight operations arriving on time as defined by the DOT.
(b) Percentage of scheduled flight operations completed.
(c) Rate of mishandled baggage reports per 1,000 passengers.
(d) Rate of customer complaints filed with the DOT per 100,000 enplanements.
Liquidity Position
As of December 31, 2013, AAG's total cash and short-term investments was $10.3 billion, of which $1.0 billion was restricted. Additional detail is provided in the table below (in millions):

	December 31,
	2013	2012
Cash	$1,140	$480
Short-term investments	8,111	3,412
Restricted cash and short-term investments [1]	1,035	850
Total cash and short-term investments	$10,286	$4,742

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers' compensation obligations.
The improvement in our liquidity is due primarily to the acquisition of US Airways Group which had a cash and short-term investments balance of $3.3 billion at December 31, 2013 as well as proceeds from our $1.9 billion Term Loan Facility, which we entered into in June 2013. We also obtained a $1.0 billion revolving credit facility. To date, we have not drawn any amounts under the revolving credit facility.
Pursuant to the Plan of Reorganization and the related Merger Agreement, the Company issued a portion of its shares of common stock at emergence to certain employees. In December of 2013, the Company withheld the issuance of a portion of these shares and instead used approximately $300 million of cash in satisfaction of employee tax obligations.
As of December 31, 2013, approximately $783 million of our cash and short-term investments balances were held in foreign bank accounts, of which $710 million was held as Venezuela bolivars.
The business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of December 31, 2013, approximately $710 million of our unrestricted cash balance was held as Venezuelan bolivars, valued at a weighted average rate of 6.04 bolivars to the dollar. The period of time to exchange those funds into dollars and repatriate them has been increasing and is presently more than a year. On January 23, 2014, the Venezuelan government issued a regulation to implement a new system for determining the exchange rate based on the result of limited periodic sales of dollars known as Sicad auctions (currently 11.80 to the dollar based on the February 21, 2014 Sicad auction) for repatriation of income from future ticket sales, and introduced new procedures for approval of conversion and repatriation of local currency. The government also enacted a new law effective February 19, 2014 that authorizes additional methods of exchanging Venezuelan bolivars at rates other than the controlled base rate of 6.3 to the dollar or the existing Sicad auction rate, but the regulations necessary to implement the law are still pending and it is not clear at this point whether or how the new methods may impact the pending balances of Venezuelan bolivars held by airlines. We are working with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I - Item 1A. Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion on currency risks.
2014 Outlook
We have taken significant actions in the last year, including the completion of our restructuring and merger with US Airways Group, to restore our competitiveness. Although it is difficult to predict the price of oil or the strength of the economy, we believe that our 2013 financial results are evidence of the strong foundation we have in place and can build on.

AAG's Results of Operations
In 2013, we realized operating income of $1.4 billion and a net loss of $1.8 billion. We completed our merger with US Airways Group on December 9, 2013, and accordingly the results of US Airways Group are included for the 23 day post-merger period from December 9, 2013 to December 31, 2013. Excluding the results of US Airways Group, we recognized operating income of $1.6 billion and a net loss of $1.6 billion. Excluding the effects of net special items we recognized standalone net income of $1.2 billion. In 2013 we experienced growth in revenues due to the strong demand for air travel and a reduction in operating costs as a result of steps taken in our Chapter 11 restructuring.
In 2012, we realized operating income of $148 million and a net loss of $1.9 billion. Excluding the effects of net special items we recognized a net loss of $130 million.
In 2011, we realized an operating loss of $1.0 billion and a net loss of $2.0 billion. Excluding the effects of net special items we recognized a net loss of $1.1 billion. We filed for Chapter 11 on November 29, 2011.
The following table presents our 2013 standalone Operating income (loss), Net loss, net special charges and net income excluding special charges:

	2013	Less 23 days US Airways Group	Stand Alone 2013	2012	2011
Operating income (loss)	$1,399	$(177)	$1,576	$148	$(1,037)
Net loss	(1,834)	(196)	(1,638)	(1,876)	(1,979)
Net special charges	3,078	277	2,801	1,746	917
Net income (loss) excluding special charges	$1,244	$81	$1,163	$(130)	$(1,062)

(1)
To conform to current year presentation, certain operating revenue and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 5 to AAG's Consolidated Financial Statements in Part II, Item 8A for additional information.

(2)
We are providing disclosure of the reconciliation of reported non-GAAP financial measures to their comparable financial measures on a GAAP basis. We believe that the non-GAAP financial measures provide investors the ability to measure financial performance excluding special items, which is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines.

The components of our net special charges, excluding the results of US Airways Group for the 23 day post-merger period, are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Mainline operating special items, net [1]	$251	$386	$799
Regional operating special items, net	8	1	—
Nonoperating special items, net [2]	211	(280)	—
Reorganization items, net	2,655	2,208	118
Income tax special items, net [3]	(324)	(569)	—
Total	$2,801	$1,746	$917

(1)
In 2013, special charges consisted primarily of a $107 million charge related to the American's pilot long-term disability obligation, $58 million in severance and professional fees, $56 million related to employee awards granted in connection with the Merger, a $43 million charge for workers' compensation claims, and a $33 million impairment charge associated with certain Boeing 757 aircraft held for sale. These charges were offset in part by a $67 million gain on the sale of slots at LaGuardia Airport as a result of the settlement reached with the DOJ and a $31 million credit resulting from the modification of American's AAdvantage miles agreement with Citibank.

In 2012, special charges consisted of $387 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected during the Chapter 11 process.
In 2011, special charges consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-cash charges related to certain sale/leaseback transactions, and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flyer liability.

(2)
In 2013, special charges consisted of interest charges of $157 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan, a $54 million charge related to the premium on tender for existing secured notes and EETC financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing secured notes and EETC financings.

In 2012, special charges consisted of a $280 million benefit resulting from a settlement of a commercial dispute.

(3)
In 2013 and 2012, special charges included, respectively, a $538 million and a $569 million non-cash income tax benefit from continuing operations. The Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to Accumulated other comprehensive income (loss), which is a component of stockholders' equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, the Company's year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized.

Operating Statistics
The table below sets forth selected mainline and regional operating data for the years ended December 31, 2013, 2012 and 2011. The 2013 operating data does not include the results of US Airways Group for the 23 day post-merger period from December 9, 2013 to December 31, 2013.

	Year Ended December 31,			Increase (Decrease) 2013-2012	Increase (Decrease) 2012-2011
	2013	2012	2011
Mainline
Revenue passenger miles (millions) (a)	128,413	126,406	126,491	1.6%	(0.1)%
Available seat miles (millions) (b)	154,499	152,628	154,321	1.2%	(1.1)%
Passenger load factor (c)	83.1%	82.8%	82.0%	0.3 pts	0.9 pts
Yield (cents) (d)	15.26	14.83	14.19	2.9%	4.5%
Passenger revenue per available seat mile (cents) (e)	12.68	12.28	11.63	3.3%	5.6%
Operating expenses per available seat mile (cents) (f)	13.67	14.20	14.26	(3.7)%	(0.4)%
Passenger enplanements (thousands) (g)	87,002	86,465	86,042	0.6%	0.3%
Departures (thousands)	681	664	671	2.7%	(1.1)%
Block hours (thousands) (h)	2,207	2,141	2,150	3.1%	(0.4)%
Average stage length (miles) (i)	1,310	1,304	1,429	0.5%	(8.7)%
Fuel consumption (gallons, in millions)	2,464	2,410	2,445	2.3%	(1.5)%
Average aircraft fuel price including related taxes (per gallon)	$3.10	$3.20	$3.01	(3.2)%	6.3%
Operating aircraft at end of period	627	614	608	2.1%	1.0%
Full-time equivalent employees at end of period	59,550	64,550	66,975	(7.7)%	(2.9)%
Regional (j)
Revenue passenger miles (millions) (a)	10,465	10,214	9,895	2.5%	3.2%
Available seat miles (millions) (b)	13,841	13,595	13,507	1.8%	0.7%
Passenger load factor (c)	75.6%	75.1%	73.3%	0.5 pts	1.9 pts
Yield (cents) (d)	27.97	28.53	27.53	(1.9)%	3.6%
Passenger revenue per available seat mile (cents) (e)	21.15	21.43	20.19	(1.3)%	6.1%
Operating cost per available seat mile (cents) (f)	22.48	22.27	22.61	1.0%	(1.5)%
Passenger enplanements (thousands) (g)	21,734	21,488	21,237	1.1%	1.2%
Operating aircraft at end of period	281	292	314	(3.8)%	(7.0)%
Fuel consumption (gallons, in millions)	342	313	311	9.1%	0.6%
Average aircraft fuel price including related taxes (per gallon)	$3.09	$3.23	$3.04	(4.4)%	6.3%
Total Mainline and Regional
Revenue passenger miles (millions) (a)	138,878	136,620	136,386	1.7%	0.2%
Available seat miles (millions) (b)	168,340	166,223	167,828	1.3%	(1.0)%
Cargo ton miles (millions) (k)	1,828	1,761	1,783	3.8%	(1.2)%
Passenger load factor (c)	82.5%	82.2%	81.3%	0.3 pts	0.9 pts
Yield (cents) (d)	16.22	15.85	15.16	2.3%	4.6%
Passenger revenue per available seat mile (cents) (e)	13.38	13.03	12.32	2.7%	5.8%
Total revenue per available seat mile (cents) (l)	15.33	14.95	14.29	2.5%	4.7%
Cargo revenue yield per ton mile (cents) (m)	36.95	38.33	39.75	(3.6)%	(3.6)%
Passenger enplanements (thousands) (g)	108,736	107,953	107,232	0.7%	0.5%
Operating aircraft at end of period	908	906	922	0.2%	(1.7)%
Fuel consumption (gallons, in millions)	2,806	2,723	2,756	3.1%	0.2%
Average aircraft fuel price including related taxes (per gallon)	$3.09	$3.20	$3.01	(3.3)%	6.3%

(a)	Revenue passenger mile (RPM) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)
Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Regional statistics include AMR Eagle, as well as operating and financial results from American's capacity purchase agreements with Chautauqua, ExpressJet, Republic and SkyWest.

(k)	Cargo ton miles — A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(l)	Total revenue per available seat mile (RASM) — Total revenues divided by total mainline and regional ASMs.

(m)	Cargo yield per ton mile — Cargo revenues divided by total mainline and regional cargo ton miles.
2013 Compared to 2012
Operating Revenues

	2013	2012	$ Change	$ Change Due to Merger	Change Excluding Merger Impact
					$	%
	(In millions, except percentage changes)
Mainline passenger	$20,218	$18,743	$1,475	$624	$851	4.5
Regional passenger	3,131	2,914	217	204	13	0.5
Cargo	685	675	10	9	1	0.1
Other	2,709	2,523	186	94	92	3.6
Total operating revenues	$26,743	$24,855	$1,887	$931	$957	3.8
The following discussion of operating revenues is for AAG on a standalone basis and excludes the results of US Airways Group for the post-merger period from December 9, 2013 to December 31, 2013 in order to make the year-over-year comparison more meaningful.
Total operating revenues in 2013 were $25.8 billion as compared to $24.9 billion in 2012, an increase of $957 million or 3.8%, which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•
Mainline passenger revenues increased 4.5% to $19.6 billion in 2013 as compared to $18.7 billion in 2012. Mainline RPMs increased 1.6%, as mainline capacity, as measured by ASMs, increased 1.2% resulting in a 0.3 point increase in load factor to 83.1%. Mainline passenger yield increased 2.9% to 15.26 cents in 2013 from 14.83 cents in 2012. Mainline PRASM increased 3.3% to 12.68 cents in 2013 from 12.28 cents in 2012.

•
Regional passenger revenues were $2.9 billion which was relatively flat as compared to 2012. Regional RPMs increased 2.5%, as regional capacity, as measured by ASMs, increased 1.8% resulting in a 0.5 point increase in load factor. Regional passenger yield decreased 1.9% to 27.97 cents in 2013 from 28.53 cents in 2012. Regional PRASM decreased 1.3% to 21.15 cents in 2013 from 21.43 cents in 2012.

•
Other revenues were $2.6 billion in 2013, an increase of $92 million, or 3.6%, primarily due to increased revenues associated with the sale of AAdvantage frequent flyer mileage credits and a $31 million special credit related to a change in accounting method resulting from the modification of the Company's AAdvantage miles agreement with Citibank.

We derived approximately 60% of our total passenger revenues from domestic operations and approximately 40% from international operations (flights serving international destinations). Additional information regarding our domestic and international PRASM and capacity, excluding the impact of the Merger, is presented below:

	Year ended December 31, 2013
	PRASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.56	3.1%	89.3	(0.6)%
International	12.85	3.5	65.2	3.9
DOT Latin America	14.13	2.0	33.5	7.0
DOT Atlantic	12.23	9.5	22.1	(0.8)
DOT Pacific	9.77	(6.6)	9.6	5.1

Operating Expenses

	2013	2012	$ Change	$ Change Due to Merger	Change Excluding Merger Impact
					$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,839	$7,705	$134	$211	$(77)	(1.0)
Salaries, wages and benefits	5,460	6,217	(757)	184	(941)	(15.1)
Maintenance, materials and repairs	1,260	1,158	102	38	64	5.5
Other rent and landing fees	1,152	1,083	69	35	34	3.2
Aircraft rent	768	553	215	25	190	34.4
Selling expenses	1,158	1,058	100	31	69	6.5
Depreciation and amortization	853	845	8	23	(15)	(1.7)
Special items, net	559	386	173	277	(104)	(26.9)
Other	2,969	2,674	295	70	225	8.4
Total mainline operating expenses	$22,018	$21,679	$339	$894	$(555)	(2.6)
Regional operating expenses	$3,326	$3,028	$298	$214	$84	2.8
Total operating expenses	$25,344	$24,707	$637	$1,108	$(471)	(1.9)
The following discussion of operating expenses and mainline operating expenses per ASM is for AAG on a standalone basis and excludes the results of US Airways Group for the post-merger period from December 9, 2013 to December 31, 2013 in order to make the year-over-year comparison more meaningful.
Total operating expenses in 2013 were $24.2 billion as compared to $24.7 billion in 2012, a decrease of $471 million, or 1.9%. The decrease in operating expenses was primarily driven by a $941 million, or 15.1% decrease in salaries, wages and benefits due to the results of voluntary and involuntary terminations in connection with the 2012 restructuring plan as well as effects related to the freezing of American's pension plans in 2012. This decrease was offset in part by a $190 million, or 34.4% increase in aircraft rent as a result of new aircraft deliveries in 2013 as we continue our fleet renewal program, a $69 million, or 6.5% increase in selling expenses due to higher passenger revenues and other operating expenses, which increased $225 million, or 8.4%, primarily due to higher costs associated with outsourced services and enhanced customer product offerings. See detailed explanations below relating to other changes in operating expenses.

Mainline Operating Expenses per ASM:
Our mainline CASM, excluding the results of US Airways Group for the post-merger period, decreased 0.53 cents, or 3.7%, from 14.20 cents in 2012 to 13.67 cents in 2013. Excluding special items, fuel and profit sharing, our mainline CASM decreased 0.40 cents, or 4.5%, from 8.90 cents in 2012 to 8.50 cents in 2013, while mainline capacity increased 1.2%.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2013 and 2012:

	2013	2012	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	4.94	5.05	(2.2)
Salaries, wages and benefits	3.41	4.07	(16.2)
Maintenance, materials and repairs	0.79	0.76	3.9
Other rent and landing fees	0.72	0.71	1.4
Aircraft rent	0.48	0.36	33.3
Selling expenses	0.73	0.69	5.8
Depreciation and amortization	0.54	0.55	(1.8)
Special items, net	0.18	0.25	nm
Other	1.88	1.75	7.4
Total mainline CASM	13.67	14.20	(3.7)
Less: Special items, net	(0.18)	(0.25)
Less: Aircraft fuel and related taxes	(4.94)	(5.05)
Less: Profit sharing	(0.05)	—
Total mainline CASM excluding special items, fuel and profit sharing [1]	8.50	8.90	(4.5)

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•
Aircraft fuel and related taxes per ASM decreased 2.2% primarily due to a 3.2% decrease in the average price per gallon of fuel, net of the effects of hedging, to $3.10 in 2013 from $3.20 in 2012, which was offset in part by an increase in gallons consumed.

•
Salaries, wages and benefits per ASM decreased 16.2% primarily due to the results of voluntary and involuntary terminations in connection with the 2012 restructuring plan as well as effects related to the freezing of American's pension plan in 2012.

•	Aircraft rent per ASM increased 33.3% as a result of new aircraft deliveries in 2013 as we continue our fleet renewal program.

•	Selling expenses per ASM increased 5.8% as a result of higher commissions and credit card fees related to the increase in passenger revenues.

•	Other operating expenses per ASM increased 7.4% due to increases in outsourced services, costs associated with enhanced customer product offerings.
Regional Operating Expenses:
Total regional expenses increased $84 million, or 2.8%, in 2013 to $3.1 billion from $3.0 billion in 2012. The year-over-year increase was primarily driven by a $44 million, or 4.4%, increase in fuel costs and a $40 million, or 2.0% increase in other costs on a 1.8% increase in capacity. The increase in fuel costs was driven by higher fuel consumption due to the transition from turboprop to regional jet aircraft.

Nonoperating Income (Expense)

	2013	2012	$ Change	$ Change Due to Merger	Change Excluding Merger Impact
					$	%
	(In millions, except percentage changes)
Interest income	$20	$26	$(6)	$—	$(6)	(21.8)
Interest expense, net of capitalized interest	(856)	(632)	(224)	(20)	(204)	32.3
Other, net	(88)	221	(309)	1	(310)	nm
Total nonoperating expense, net	$(924)	$(385)	$(539)	$(19)	$(520)	nm
The following discussion of interest expense is for AAG on a standalone basis and excludes the results of US Airways Group for the post-merger period from December 9, 2013 to December 31, 2013 in order to make the year-over-year comparison more meaningful.
    Interest expense, net of capitalized interest increased $204 million, or 32.3%, to $836 million in 2013 from $632 million in 2012 primarily due to special charges of $157 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.
Other nonoperating expense, net of $89 million in 2013 consists principally of net foreign currency losses of $56 million. Other nonoperating income in 2012 consisted principally of a $280 million special credit related to the settlement of a commercial dispute partially offset by net foreign currency losses.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on AAG's Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Pension and postretirement benefits	$—	$(66)
Labor-related claim [1]	1,733	—
Aircraft and facility financing renegotiations and rejections [2,3]	325	1,950
Fair value of conversion discount [4]	218	—
Professional fees	199	229
Other	180	95
Total reorganization items, net	$2,655	$2,208

(1)
In exchange for employees' contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to AAG's Consolidated Financial Statements in Part II, Item 8A for further information.

(3)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(4)
The Plan allows unsecured creditors receiving Preferred Stock a conversion discount of 3.5%. Accordingly, the Company recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

Income Tax Benefit
During 2013, the Company generated a pre-tax loss of approximately $2.2 billion and other comprehensive income before tax of approximately $1.5 billion. In accordance with accounting standards, the Company must record a net zero tax provision which is required to be allocated between operating loss and Accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $538 million in operating results, offset by a $538 million charge to other comprehensive income for the year. See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information regarding the allocation of income tax benefit to Operating income and Accumulated other comprehensive income. The Company recorded a similar non-cash income tax benefit of $569 million in operating results in 2012, offset by a $569 million charge to other comprehensive income for the year, as discussed in Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A.
The Company has evaluated the realization of its deferred tax assets in accordance with the principles provided in ASC 740. In connection with AMR’s fourth quarter 2013 emergence from bankruptcy and related accounting for the acquisition of US Airways, the Company determined that an additional valuation allowance of approximately $214 million is required to reduce the Company’s deferred tax assets to the amount that the Company believes to be more likely than not to be realized. This $214 million results in a charge to tax expense in continuing operations for the period. The Company’s assessment of the realization of its deferred tax assets is based primarily on the future reversal of its existing taxable temporary differences. The Company is not relying on projections of future income for the realization of deferred tax assets. See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information regarding deferred taxes.
The Company has also recorded an income tax expense credit of approximately $22 million in 2013 resulting from the Company’s anticipated election under Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by the American Taxpayer Relief Act of 2012), allowing corporations a refund of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.
2012 Compared to 2011
Operating Revenues

	2012		2011	Percent Increase (Decrease)
	(In millions)
Mainline passenger	$18,743		$17,947	4.4
Regional passenger	2,914		2,724	7.0
Cargo	675		709	(4.8)
Other	2,523		2,599	(2.9)
Total operating revenues	$24,855	—	$23,979	3.7
Total operating revenues in 2012 were $24.9 billion as compared to $24.0 billion in 2011, an increase of $876 million or 3.7%, driven by the strong revenue demand environment. Significant changes in the components of operating revenues are as follows:

•
Mainline passenger revenues increased 4.4% to $18.7 billion in 2012 as compared to $17.9 billion in 2011. The benefits of the strong demand environment were offset in part by labor related operational disruptions and disruptions associated with Hurricane Sandy and the early November snowstorm in the Northeast United States, which had an estimated impact on the Company's 2012 passenger revenues of $120 million and $65 million, respectively. Mainline RPMs decreased 0.1%, as mainline capacity, as measured by ASMs, decreased 1.1% resulting in a 0.9 point increase in load factor to 82.8%. Mainline passenger yield increased 4.5% to 14.83 cents in 2012 from 14.19 cents in 2011. Mainline PRASM increased 5.6% to 12.28 cents in 2012 from 11.63 cents in 2011.

•
Regional passenger revenues were $2.9 billion as compared to $2.7 billion in 2011, an increase of $190 million or 7.0%. Regional RPMs increased 3.2%, as regional capacity, as measured by ASMs increased 0.7% resulting in a 1.9 point increase in load factor. Regional passenger yield increased 3.6% to 28.53 cents in 2012 from 27.53 cents in 2011. Regional PRASM increased 6.1% to $21.43 cents in 2012 from $20.19 cents in 2011.

•	Cargo revenues were $675 million in 2012, a decrease of $34 million, or 4.8%, primarily as a result of decreased freight and mail traffic and yields.

•
Other revenues were $2.5 billion in 2012, a decrease of $76 million, or 2.9%, primarily due to decreased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and decreases in certain passenger service charge volumes and fees.

We derived approximately 60% of passenger revenues from domestic operations and approximately 40% from international operations (flights serving international destinations). Additional information regarding our domestic and international RASM and capacity is presented below:

	Year ended December 31, 2012
	PRASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.19	5.5%	89.9	(1.9)%
International	12.41	5.7	62.7	0.1
DOT Latin America	13.86	3.8	31.3	4.4
DOT Atlantic	11.17	5.9	22.3	(6.6)
DOT Pacific	10.45	9.6	9.1	3.5
Operating Expenses

	2012	2011	Percentage Change
	(In millions)
Aircraft fuel and related taxes	$7,705	$7,358	4.7
Salaries, wages and benefits	6,217	6,361	(2.3)
Maintenance, materials and repairs	1,158	1,039	11.5
Other rent and landing fees	1,083	1,194	(9.3)
Aircraft rent	553	645	(14.3)
Selling expenses	1,058	1,102	(4.0)
Depreciation and amortization	845	915	(7.7)
Special items, net	386	756	(48.9)
Other	2,674	2,637	1.4
Total mainline operating expenses	$21,679	$22,007	(1.5)
Regional operating expenses	$3,028	$3,009	0.6
Total operating expenses	$24,707	$25,016	(1.2)
Total operating expenses in 2012 were $24.7 billion as compared to $25.0 billion in 2011, a decrease of $309 million or 1.2%. The decrease in operating expenses was primarily driven by a $370 million or 48.9% decrease in special items, net. In 2011, we incurred a $725 million charge related to the impairment of certain aircraft and gates. See Note 6 to AAG's Consolidated Financial Statements in Part II, Item 8A for more information relating to special items. See detailed explanations below relating to other changes in operating expenses.

Mainline Operating Expenses per ASM:
Our mainline CASM was relatively flat year-over-year, decreasing 0.05 cents, or 0.4%, from 14.25 cents in 2011 to 14.20 cents in 2012. Excluding special items, fuel and profit sharing, our mainline CASM decreased 0.09 cents, or 1.0%, from 8.99 cents in 2011 to 8.90 cents in 2012, while mainline capacity decreased 1.1%.
The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items, fuel and profit sharing for the years ended December 31, 2012 and 2011:

	2012	2011	Percent Increase (Decrease)
	(In cents)
Mainline CASM:
Aircraft fuel and related taxes	5.05	4.77	5.9
Salaries, wages and benefits	4.07	4.12	(1.2)
Maintenance, materials and repairs	0.76	0.67	13.4
Other rent and landing fees	0.71	0.77	(7.8)
Aircraft rent	0.36	0.42	(14.3)
Selling expenses	0.69	0.71	(2.8)
Depreciation and amortization	0.55	0.59	(6.8)
Special items, net	0.25	0.49	(49.0)
Other	1.75	1.71	2.3
Total mainline CASM	14.20	14.25	(0.4)
Less: Special items, net	(0.25)	(0.49)
Less: Aircraft fuel and related taxes	(5.05)	(4.77)
Total mainline CASM excluding special items, fuel and profit sharing [1]	8.90	8.99	(1.0)

(1)
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and excluding special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline operating expense per ASM are as follows:

•	Aircraft fuel and related taxes per ASM increased 5.9% primarily due to a 6.3% increase in the average price per gallon of fuel, net of the effects of hedging, to $3.20 in 2012 from $3.01 in 2011.

•	Maintenance, materials and repairs per ASM increased 13.4% primarily due to the timing of materials and repairs expenses.

•
Other rent and landing fees per ASM decreased 7.8% primarily due to the rejection of bonds in connection with the Company's Chapter 11 Cases as described in Note 2 to AAG's Consolidated Financial Statements in Part II, Item 8A.

•	Aircraft rent per ASM decreased 14.3% primarily as a result of the Company's Chapter 11 Cases as described in Note 2 to AAG's Consolidated Financial Statements in Part II, Item 8A.

•	Depreciation and amortization per ASM decreased 6.8% as a result of certain aircraft impairment and obsolescence adjustments recorded in 2011.

Regional Operating Expenses:
Total regional expenses of $3.0 billion were relatively flat and only increased $19 million, or 0.6% as compared to 2011.
Nonoperating Income (Expense)

	2012	2011	Percent Increase (Decrease)
	(In millions)
Interest income	$26	$26	(1.7)
Interest expense, net of capitalized interest	(632)	(811)	(22.1)
Other, net	221	(39)	nm
Total nonoperating expense, net	$(385)	$(824)	(53.2)
Interest expense, net of capitalized interest decreased $179 million, or 22.1% to $632 million in 2012 from $811 million in 2011 primarily as a result of the Company's Chapter 11 Cases as described in Note 2 in Part II, Item 8A.
Other nonoperating expense, net of $221 million in 2012 consists principally of a $280 million special credit related to the settlement of a commercial dispute, which was offset in part by foreign currency losses of $41 million.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on AAG's Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (in millions):

	2012	2011
Pension and postretirement benefits	$(66)	$—
Aircraft and facility financing renegotiations and rejections [1]	1,950	102
Professional fees	229	14
Other	95	2
Total reorganization items, net	$2,208	$118

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to AAG's Consolidated Financial Statements in Part II, Item 8A for further information.

Income Tax Benefit
During 2012, the Company generated a pre-tax loss of approximately $2.4 billion and other comprehensive income before tax of approximately $1.6 billion. In accordance with accounting standards, the Company's net zero tax provision is required to be allocated between operating loss and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $569 million in operating results, offset by a $569 million charge to other comprehensive income for the year. See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information regarding the allocation of income tax benefit to Operating income and Accumulated other comprehensive income. The Company did not record a net tax provision (benefit) associated with its net loss for 2011 due to the Company providing a valuation allowance, as discussed in Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A.

American's Results of Operations
In 2013, American recognized operating income of $1.5 billion, which compares to operating income of $82 million in 2012 and constitutes a $1.5 billion improvement that was driven by growth in operating revenues resulting from strong demand for air travel. American's net loss was $1.5 billion in 2013 which compares to a net loss of $1.9 billion in 2012. American's net loss was impacted by the recognition of net special charges of $2.8 billion and $1.7 billion in 2013 and 2012, respectively. To conform to current year presentation, certain operating revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 4 to American's Consolidated Financial Statements in Part II, Item 8B for additional information.
In 2011, American realized an operating loss of $1.2 billion and a net loss of $2.0 billion. American's 2011 net loss was impacted by the recognition of $915 million in net special charges.
The table below presents American's net special charges (in millions):

	Year Ended December 31,
	2013	2012	2011
Mainline operating special items, net [1]	$251	$386	$799
Nonoperating special items, net [2]	222	(280)	—
Reorganization items, net	2,640	2,179	116
Income tax special items, net [3]	(324)	(569)	—
Total	$2,789	$1,716	$915

(1)
In 2013, special charges consisted primarily of a $107 million charge related to American's pilot long-term disability obligation, $47 million in severance and professional fees, $56 million related to employee awards granted in connection with the Merger, a $43 million charge for workers' compensation claims, and a $33 million impairment charge associated with certain Boeing 757 aircraft held for sale. These charges were offset in part by a $67 million gain on the sale of slots at LaGuardia Airport as a result of the settlement reached with the DOJ and a $31 million credit related to a change in accounting method resulting from the modification of American's AAdvantage miles agreement with Citibank.

In 2012, special charges consisted of $386 million of severance and related charges and write-off of leasehold improvements on aircraft and airport facilities that were rejected during the Chapter 11 process.
In 2011, special charges and other items consisted primarily of $725 million related to the impairment of certain aircraft and gates, $31 million of non-cash charges related to certain sale/leaseback transactions, and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flyer liability.

(2)
In 2013, special charges consisted of interest charges of $68 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan, a $54 million charge related to the premium on tender for existing EETC financings and the write-off of debt issuance costs and $19 million in charges related to the repayment of existing EETC financings.

In 2012, special charges consisted of a $280 million benefit resulting from a settlement of a commercial dispute.

(3)
In 2013 and 2012, special charges included, respectively, a $538 million and a $569 million non-cash income tax benefit from continuing operations. American is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to Accumulated other comprehensive income (loss), which is a component of stockholder's equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, American's year-end net deferred tax position is not impacted by this tax allocation. The 2013 tax benefit was offset in part by a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized.

2013 Compared to 2012
Operating Revenues

	2013	2012	Percent Increase (Decrease)
	(In millions)
Mainline passenger	$19,594	$18,743	4.5
Regional passenger	2,927	2,914	0.5
Cargo	676	675	—
Other	2,563	2,493	2.8
Total operating revenues	$25,760	$24,825	3.8
Total operating revenues in 2013 were $25.8 billion as compared to $24.8 billion in 2012, an increase of $935 million or 3.8%, which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•
Mainline passenger revenues increased 4.5% to $19.6 billion in 2013 as compared to $18.7 billion in 2012. Mainline RPMs increased 1.6%, as mainline capacity, as measured by ASMs, increased 1.2% resulting in a 0.3 point increase in load factor to 83.1%. Mainline passenger yield increased 2.9% to 15.26 cents in 2013 from 14.83 cents in 2012. Mainline PRASM increased 3.3% to 12.68 cents in 2013 from 12.28 cents in 2012.

•
Regional passenger revenues were $2.9 billion which was relatively flat as compared to 2012. Regional RPMs increased 2.5%, as regional capacity, as measured by ASMs, increased 1.8% resulting in a 0.5 point increase in load factor. Regional passenger yield decreased 1.9% to 27.97 cents in 2013 from 28.53 cents in 2012. Regional PRASM decreased 1.3% to 21.15 cents in 2013 from 21.43 cents in 2012.

•
Other revenues were $2.6 billion in 2013, an increase of $70 million, or 2.8%, primarily due to increased revenues associated with the sale of AAdvantage frequent flyer mileage credits and a $31 million special credit related to a change in accounting method resulting from the modification of American's AAdvantage miles agreement with Citibank.

American derived approximately 60% of its total passenger revenues from domestic operations and approximately 40% from international operations (flights serving international destinations). Additional information regarding American's domestic and international PRASM and capacity is presented below:

	Year ended December 31, 2013
	PRASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.55	3.1%	89.3	(0.6)%
International	12.86	3.5	65.2	3.9
DOT Latin America	14.16	2.0	33.5	7.0
DOT Atlantic	12.23	9.4	22.1	(0.8)
DOT Pacific	9.76	(6.6)	9.6	5.1

Operating Expenses

	2013	2012	Percent Increase (Decrease)
	(In millions)
Aircraft fuel and related taxes	$7,628	$7,705	(1.0)
Salaries, wages and benefits	5,267	6,208	(15.2)
Maintenance, materials and repairs	1,222	1,158	5.5
Other rent and landing fees	1,117	1,083	3.2
Aircraft rent	743	554	34.2
Selling expenses	1,128	1,059	6.5
Depreciation and amortization	830	845	(1.7)
Special items, net	282	386	(26.9)
Other	2,935	2,696	8.9
Total mainline operating expenses	$21,152	$21,694	(2.5)
Regional expenses	$3,074	$3,049	0.8
Total operating expenses	$24,226	$24,743	(2.1)
Total operating expenses in 2013 were $24.2 billion as compared to $24.7 billion in 2012, a decrease of $517 million or 2.1%. The decrease in operating expenses was primarily driven by a $941 million, or 15.2% decrease in salaries, wages and benefits due to the results of voluntary and involuntary terminations in connection with the 2012 restructuring plan, as well as effects related to the freezing of American's pension plan in 2012. This decrease was offset in part by a $189 million, or 34.2% increase in aircraft rent as a result of new aircraft deliveries in 2013 as American continues its fleet renewal program, a $69 million, or 6.5% increase in selling expenses due to higher passenger revenues and a $239 million, or 8.9% increase in other operating expenses primarily due to higher costs associated with outsourced services and enhanced customer product offerings. See detailed explanations below relating to other changes in operating expenses.
Regional Operating Expenses
Total regional expenses increased $25 million, or 0.8%, in 2013 to $3.1 billion from $3.0 billion in 2012. The year-over-year increase was primarily driven by a $42 million, or 4.2%, increase in fuel costs driven by higher fuel consumption due to the transition from turboprop to regional jet aircraft, partially offset by a decrease in other regional expenses.
Nonoperating Income (Expense)

	2013	2012	Percent Increase (Decrease)
	(In millions)
Interest income	$20	$25	(21.3)
Interest expense, net of capitalized interest	(700)	(633)	10.6
Related party interest, net	(10)	(13)	24.4
Other, net	(84)	223	nm
Total nonoperating expense, net	$(774)	$(398)	(94.2)
Interest expense, net of capitalized interest increased $67 million, or 10.6% to $700 million in 2013 from $633 million in 2012 primarily due to special charges of $68 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.
Other nonoperating expense, net of $84 million in 2013 consists principally of net foreign currency losses of $55 million. Other nonoperating income in 2012 consisted principally of a $280 million special credit related to the settlement of a commercial dispute partially offset by net foreign currency losses.

Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on American's Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Pension and postretirement benefits	$—	$(66)
Labor-related claim [1]	1,733	—
Aircraft and facility financing renegotiations and rejections [2,3]	320	1,951
Fair value of conversion discount [4]	218	—
Professional fees	199	227
Other	170	67
Total reorganization items, net	$2,640	$2,179

(1)
In exchange for employees' contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $1.7 billion.

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to American's Consolidated Financial Statements in Part II, Item 8B for further information.

(3)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, American recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(4)
The Plan allows unsecured creditors receiving Preferred Stock a conversion discount of 3.5%. Accordingly, American recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

Income Tax Benefit
During 2013, American generated a pre-tax loss of approximately $1.9 billion and other comprehensive income before tax of approximately $1.5 billion. In accordance with accounting standards, American must record a net zero tax provision which is required to be allocated between operating loss and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $538 million in operating results, offset by a $538 million charge to other comprehensive income for the year. See Note 10 to American's Consolidated Financial Statements in Part II, Item 8B for additional information regarding the allocation of income tax benefit to Operating income and Accumulated other comprehensive income. American recorded a similar non-cash income tax benefit of $569 million in operating results for 2012, offset by a $569 million charge to other comprehensive income for the year, as discussed in Note 10 to American's Consolidated Financial Statements in Part II, Item 8B.

American has evaluated the realization of its deferred tax assets in accordance with the principles provided in ASC 740. In connection with AMR’s fourth quarter emergence 2013 from bankruptcy and related accounting for the acquisition of US Airways, American determined that an additional valuation allowance of approximately $214 million is required to reduce its deferred tax assets to the amount that it believes to be more likely than not to be realized. This $214 million results in a charge to tax expense in continuing operations for the period. American’s assessment of the realization of its deferred tax assets is based primarily on the future reversal of American's existing taxable temporary differences. American is not relying on projections of future income for the realization of deferred tax assets. See Note 10 to American's Consolidated Financial Statements in Part II, Item 8B for additional information regarding deferred taxes.

American has also recorded an income tax expense credit of approximately $30 million in 2013 resulting from its anticipated election under Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by the American Taxpayer Relief Act of 2012), allowing corporations a refund of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.
2012 Compared to 2011
Operating Revenues

	2012	2011	Percent Increase (Decrease)
	(In millions)
Mainline passenger	$18,743	$17,947	4.4
Regional passenger	2,914	2,724	7.0
Cargo	675	709	(4.8)
Other	2,493	2,577	(3.3)
Total operating revenues	$24,825	$23,957	3.6
Total operating revenues in 2012 were $24.8 billion as compared to $24.0 billion in 2011, an increase of $868 million or 3.6%, driven by the strong revenue demand environment. Significant changes in the components of operating revenues are as follows:

•
Mainline passenger revenues increased 4.4% to $18.7 billion in 2012 as compared to $17.9 billion in 2011. The benefits of the strong demand environment were offset in part by labor related operational disruptions and disruptions associated with Hurricane Sandy and the early November snowstorm in the Northeast United States, which had an estimated impact on the Company's 2012 passenger revenues of $120 million and $65 million, respectively. Mainline RPMs decreased 0.1%, as mainline capacity, as measured by ASMs, decreased 1.1% resulting in a 0.9 point increase in load factor to 82.8%. Mainline passenger yield increased 4.5% to 14.83 cents in 2012 from 14.19 cents in 2011. Mainline PRASM increased 5.6% to 12.28 cents in 2012 from 11.63 cents in 2011.

•
Regional passenger revenues were $2.9 billion in 2012 as compared to $2.7 billion in 2011, an increase of $190 million or 7.0%. Regional RPMs increased 3.2%, as regional capacity, as measured by ASMs increased 0.7% resulting in a 1.9 point increase in load factor. Regional passenger yield increased 3.6% to 28.53 cents in 2012 from 27.53 cents in 2011. Regional PRASM increased 6.1% to 21.43 cents in 2012 from 20.19 cents in 2011.

•	Cargo revenues were $675 million in 2012, a decrease of $34 million, or 4.8%, primarily as a result of decreased freight and mail traffic and yields.

•
Other revenues were $2.5 billion in 2012, a decrease of $84 million, or 3.3%, primarily due to decreased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and decreases in certain passenger service charge volumes and fees.

American derived approximately 60% of passenger revenues from domestic operations and approximately 40% from international operations (flights serving international destinations). Additional information regarding American's domestic and international RASM and capacity is presented below:

	Year ended December 31, 2012
	PRASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.18	5.5%	89.9	(1.9)%
International	12.42	5.7	62.7	0.1
DOT Latin America	13.89	3.8	31.3	4.4
DOT Atlantic	11.17	5.9	22.3	(6.6)
DOT Pacific	10.45	9.6	9.1	3.5

Operating Expenses

	2012	2011	Percentage Change
	(In millions)
Aircraft fuel and related taxes	$7,705	$7,358	4.7
Salaries, wages and benefits	6,208	6,353	(2.3)
Maintenance, materials and repairs	1,158	1,038	11.6
Other rent and landing fees	1,083	1,194	(9.3)
Aircraft rent	554	645	(14.2)
Selling expenses	1,059	1,103	(4.0)
Depreciation and amortization	845	915	(7.7)
Special items, net	386	756	(48.9)
Other	2,696	2,650	1.7
Total mainline operating expenses	$21,694	$22,012	(1.4)
Regional operating expenses	$3,049	$3,099	(1.6)
Total operating expenses	$24,743	$25,111	(1.5)
Total operating expenses in 2012 were $24.7 billion as compared to $25.1 billion in 2011, a decrease of $368 million or 1.5%. The decrease in operating expenses was primarily driven by a $370 million or 48.9% decrease in special items, net. In 2011, American incurred a $725 million charge related to the impairment of certain aircraft and gates. See Note 5 to American's Consolidated Financial Statements in Part II, Item 8B for more information relating to special items. See detailed explanations below relating to other changes in operating expenses.
Regional Operating Expenses:
Total regional expenses decreased $50 million, or 1.6%, in 2012 to $3.0 billion from $3.1 billion in 2011. The year-over-year decrease was primarily driven by a $135 million, or 6.3% decrease in other regional expenses, partially offset by a 6.3% increase in the average price per gallon of fuel to $3.23 in 2012 from $3.04 in 2011.
Nonoperating Income (Expense)

	2012	2011	Percent Increase (Decrease)
	(In millions)
Interest income	$25	$25	(0.5)%
Interest expense, net of capitalized interest	(633)	(672)	(5.8)
Related-party interest, net	(13)	(14)	(4.0)
Other, net	223	(34)	nm
Total nonoperating expense, net	$(398)	$(695)	(50.9)
Interest expense, net of capitalized interest decreased $39 million, or 5.8% to $633 million in 2012 from $672 million in 2011 primarily as a result of the Company's Chapter 11 Cases as described in Note 2 to American's Consolidated Financial Statements in Part II, Item 8B.
Other nonoperating expense, net of $223 million in 2012 consisted of a $280 million special credit related to the settlement of a commercial dispute, which was offset in part by foreign currency losses of $41 million.

Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on American's Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (in millions):

	2012	2011
Pension and postretirement benefits	$(66)	$—
Aircraft and facility financing renegotiations and rejections [1]	1,951	102
Professional fees	227	14
Other	67	—
Total reorganization items, net	$2,179	$116

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing or facility agreement and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim. See Note 2 to American's Consolidated Financial Statements in Part II, Item 8B for further information.

Income Tax Benefit
During 2012, the Company generated a pre-tax loss of approximately $2.5 billion and other comprehensive income before tax of approximately $1.6 billion. In accordance with accounting standards, the Company's net zero tax provision is required to be allocated between operating loss and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $569 million in operating results, offset by a $569 million charge to other comprehensive income for the year. See Note 10 to American's Consolidated Financial Statements in Part II, Item 8B for additional information regarding the allocation of income tax benefit to Operating income and Accumulated other comprehensive income. The Company did not record a net tax provision (benefit) associated with its net loss for 2011 due to the Company providing a valuation allowance, as discussed in Note 10 to American's Consolidated Financial Statements in Part II, Item 8B.

Liquidity and Capital Resources
Cash, Short-Term Investments and Restricted Assets
As of December 31, 2013, AAG's total cash, short-term investments and restricted cash and short-term investments was $10.3 billion, of which $1.0 billion was restricted. This includes American's total cash and short-term investments of $6.7 billion ($702 million restricted) and US Airways Group's cash and short-term investments of $3.6 billion ($333 million restricted). Additional detail is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2013	2012	2013	2012
Cash	$1,140	$480	$829	$474
Short-term investments	8,111	3,412	5,162	3,408
Restricted cash and short-term investments [1]	1,035	850	702	850
Total cash, short-term investments and restricted cash and short-term investments	$10,286	$4,742	$6,693	$4,732

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers compensation obligations.
As of December 31, 2013, approximately $783 million of American's cash and short-term investments balances were held in foreign bank accounts, of which $710 million is held as Venezuela bolivars.
The business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of December 31, 2013, approximately $710 million of our unrestricted cash balance was held as Venezuelan bolivars, valued at a weighted average rate of 6.04 bolivars to the dollar. The period of time to exchange those funds into dollars and repatriate them has been increasing and is presently more than a year. On January 23, 2014, the Venezuelan government issued a regulation to implement a new system for determining the exchange rate based on the result of limited periodic sales of dollars known as Sicad auctions (currently 11.80 to the dollar based on the February 21, 2014 Sicad auction) for repatriation of income from future ticket sales, and introduced new procedures for approval of conversion and repatriation of local currency. The government also enacted a new law effective February 19, 2014 that authorizes additional methods of exchanging Venezuelan bolivars at rates other than the controlled base rate of 6.3 to the dollar or the existing Sicad auction rate, but the regulations necessary to implement the law are still pending and it is not clear at this point whether or how the new methods may impact the pending balances of Venezuelan bolivars held by airlines. We are working with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I - Item 1A. Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion on currency risks.
Our unrestricted short-term investment portfolio consists of a variety of what we believe are highly liquid, lower risk instruments including money market funds, government agency investments, repurchase agreements, short-term obligations, corporate obligations, bank notes, certificates of deposit and time deposits. Our objectives for our investment portfolio are (1) the safety of principal, (2) liquidity maintenance, (3) yield maximization and (4) the full investment of all available funds. Our risk management policy further emphasizes superior credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining investments in our portfolio and enforce limits on the proportion of funds invested with one issuer, one industry or one type of instrument. We regularly assess the market risks of our portfolio.

Sources and Uses of Cash
AAG
2013 Compared to 2012
Operating Activities
Net cash provided by operating activities was $675 million and $1.3 billion in 2013 and 2012, respectively, a year-over-year decrease of $610 million. This year-over-year decrease was primarily due to the inclusion of US Airways Group's net cash used in operating activities of $327 million, for the post-merger period from December 9, 2013 to December 31, 2013, and our emergence from bankruptcy in 2013 which triggered cash payments for certain liabilities.
Investing Activities
Net cash used in investing activities was $3.8 billion and $1.6 billion in 2013 and 2012, respectively.
Principal investing activities in 2013 included expenditures of $3.1 billion for property and equipment and consisted primarily of the purchases of 31 Boeing 737 aircraft and eight Boeing 777 aircraft and pre-delivery deposits for aircraft on order and $1.2 billion in net purchases of short-term investments. These cash outflows were offset in part by proceeds from the sale of certain property and equipment and a $147 million decrease in restricted cash and short-term investments. Additionally, in connection with the Merger, the Company acquired the $206 million cash balance of US Airways Group.
Principal investing activities in 2012 included expenditures of $1.9 billion for property and equipment and consisted primarily of the purchase of 28 Boeing 737 aircraft and two Boeing 777 aircraft and pre-delivery deposits for aircraft on order and $112 million from an increase in restricted cash and short-term investments. These cash outflows were offset in part by cash proceeds of $306 million from net sales of short-term investments and $123 million in proceeds from the sale of certain property and equipment.
Financing Activities
Net cash provided by financing activities was $3.8 billion and $483 million in 2013 and 2012, respectively.
Principal financing activities in 2013 included proceeds of $6.8 billion and consisted primarily of the issuance of debt of $5.1 billion, including the $1.9 billion Term Loan Facility and proceeds from sale-leaseback transactions of $1.7 billion. These cash inflows were offset in part by debt repayments of $2.9 billion.
Principal financing activities in 2012 included proceeds of $1.8 billion and consisted primarily of $1.5 billion in proceeds from sale-leaseback transactions. These proceeds were offset in part by debt repayments of $1.3 billion.
2012 Compared to 2011
Operating Activities
Net cash provided by operating activities was $1.3 billion and $743 million in 2012 and 2011, respectively, a year-over-year improvement of $542 million. This increase was primarily the result of a stronger revenue environment and cost savings resulting from our Chapter 11 Cases as described in Note 2 to AAG's Consolidated Financial Statements in Part II, Item 8A.
Investing Activities
Net cash used in investing activities was $1.6 billion and $1.3 billion in 2012 and 2011, respectively.
Principal investing activities in 2012 included expenditures of $1.9 billion for property and equipment and consisted primarily of the purchase of 28 Boeing 737 aircraft and two Boeing 777 aircraft and pre-delivery deposits for aircraft on order and $112 million from an increase in restricted cash and short-term investments. These cash outflows were offset in part by cash proceeds of $306 million from net sales of short-term investments and $123 million in proceeds from the sale of certain property and equipment.
Principal investing activities in 2011 included expenditures of $1.6 billion for property and equipment and new aircraft, consisting primarily of the purchase of 15 Boeing 737 aircraft and certain aircraft modifications, including pre-delivery deposits for aircraft on order of $630 million and $288 million from an increase in restricted cash and short-term investments. These cash outflows were partially offset by proceeds from the net sales of short-term investments of $610 million.

Financing Activities
Net cash provided by financing activities was $483 million and $664 million in 2012 and 2011, respectively.
Principal financing activities in 2012 included proceeds of $1.8 billion and consisted primarily of $1.5 billion in proceeds from sale-leaseback transactions. These proceeds were offset in part by debt repayments of $1.3 billion.
Principal financing activities in 2011 included proceeds of $2.6 billion related to the issuance of debt and $703 million related to sale-leaseback transactions. These proceeds were offset by payments on existing debt and capital leases of $2.5 billion.
American
2013 Compared to 2012
Operating Activities
Net cash provided by operating activities was $949 million and $1.2 billion in 2013 and 2012, respectively, a year-over-year decrease of $205 million. This decrease was due principally to emergence from bankruptcy in 2013, which triggered payments for several liabilities.
Investing Activities
Net cash used in investing activities was $4.5 billion and $1.6 billion in 2013 and 2012, respectively.
Principal investing activities in 2013 included expenditures of $3.0 billion for property and equipment and consisted primarily of the purchases of 31 Boeing 737 aircraft and eight Boeing 777 aircraft and pre-delivery deposits for aircraft on order and $1.8 billion in net purchases of short-term investments. These cash outflows were offset in part by $115 million in proceeds from the sale of certain property and equipment and a $148 million decrease in restricted cash and short-term investments.
Principal investing activities in 2012 included expenditures of $1.9 billion for property and equipment and consisted primarily of the purchase of 28 Boeing 737 aircraft and 2 Boeing 777 aircraft and pre-delivery deposits for aircraft on order. These cash outflows were offset in part by cash proceeds of $306 million from net sales of marketable securities and $124 million obtained in the sale of certain property and equipment.
Financing Activities
Net cash provided by financing activities was $3.9 billion and $592 million in 2013 and 2012, respectively.
Principal financing activities in 2013 included proceeds of $6.6 billion and consisted primarily of the issuance of debt of $4.8 billion, including the $1.9 billion Term Loan and several EETC financings, and proceeds from sale-leaseback transactions of $1.7 billion. These cash inflows were offset in part by debt repayments of $2.6 billion.
Principal financing activities in 2012 included proceeds of $1.8 billion and consisted primarily of $1.5 billion in proceeds from sale-leaseback transactions. These proceeds were offset in part by debt repayments of $1.3 billion.
2012 Compared to 2011
Operating Activities
Net cash provided by operating activities was $1.2 billion and $760 million in 2012 and 2011, respectively, a year-over-year improvement of $394 million. This increase was primarily the result of a stronger revenue environment and cost savings resulting from our Chapter 11 Cases as described in Note 2 to AAG's Consolidated Financial Statements in Part II, Item 8B.
Investing Activities
Net cash used in investing activities was $1.6 billion and $1.1 billion in 2012 and 2011, respectively.
Principal investing activities in 2012 included expenditures of $1.9 billion for property and equipment and consisted primarily of the purchase of 28 Boeing 737 aircraft and 2 Boeing 777 aircraft and pre-delivery deposits for aircraft on order. These cash outflows were offset in part by cash proceeds of $306 million from net sales of marketable securities and $124 million obtained in the sale of certain property and equipment.

Principal investing activities in 2011 included expenditures of $1.4 billion for new aircraft consisting of 15 Boeing 737 aircraft and certain aircraft modifications, including pre-delivery deposits for aircraft on order of $630 million and $288 million from an increase in restricted cash and short-term investments. These cash outflows were offset in part by $608 million in proceeds from the sale of short-term investments.
Financing Activities
Net cash provided by financing activities was $592 million and $471 million in 2012 and 2011, respectively.
Principal financing activities in 2012 included proceeds of $1.8 billion and consisted primarily of $1.5 billion in proceeds from sale-leaseback transactions. These proceeds were offset by payments on existing debt and capital leases of $1.3 billion.
Principal financing activities in 2011 included proceeds of $2.4 billion related to the issuance of debt and $703 million related to sale-leaseback transactions. These proceeds were offset by payments on existing debt and capital leases of $2.2 billion and funds transferred from affiliates of $311 million.
Commitments
Significant Indebtedness
As of December 31, 2013, AAG and American had $16.8 billion and $10.8 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). Our significant indebtedness includes the following agreements:
Credit Facilities (American)
On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the Credit Agreement) with certain lenders. The Credit Agreement provides for a $1.9 billion term loan facility (the Term Loan Facility) and a $1.0 billion revolving credit facility (the Revolving Facility and, together with the Term Loan Facility, the Credit Facilities). As of December 31, 2013, American had borrowed $1.9 billion under the Term Loan Facility. The Credit Facilities are secured obligations of American and guaranteed by AAG. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of December 31, 2013, there were no borrowings outstanding under the Revolving Facility.
Upon consummation of the Merger, US Airways Group and US Airways joined the Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the Credit Facilities were automatically increased. The Term Loan Facility and Revolving Facility mature on June 27, 2019 and June 27, 2018, respectively, unless otherwise extended by the applicable parties. The Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the Term Loan Facility.
Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following December 27, 2013. Mandatory prepayments at par of term loans and revolving loans are required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, if a "change of control" (as defined in the Credit Agreement) occurs, American will, absent an amendment or waiver, be required to repay at par the loans outstanding under the Credit Facilities and terminate the Revolving Facility.
The Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75%, with respect to the Term Loan) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the Term Loan Facility and the Revolving Facility. Subject to certain limitations and exceptions, the Credit Facilities are secured by certain collateral, including liens on certain route authorities to operate between certain specified cities, certain take-off and landing rights at certain airports and American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the Credit Facilities as more fully described below in "Collateral Related Covenants".
The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facilities may be accelerated and become due and payable immediately. The Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
Senior Secured Notes (American)
In March 2011, American issued $1.0 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed on an unsecured basis by AAG. In connection with the closing of the Merger, US Airways and US Airways Group entered into a First Supplemental Indenture, dated as of December 9, 2013, pursuant to which US Airways and US Airways Group became guarantors. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. As is customary for financings of this nature, the indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain route authorities, airport landing and takeoff slots, and rights to use or occupy space in airport terminals, in each case that American uses to operate non-stop services between certain airports and American is required maintain a certain minimum ratio of appraised value of the collateral to the outstanding amounts under the Senior Secured Notes as more fully described below in "Collateral Related Covenants."
American, at its option, may redeem some or all of the Senior Secured Notes at any time on or after March 15, 2013, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2014, American, at its option, may redeem (1) up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest, if any, and (2) during any 12-month period, up to 10% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of their principal amount, plus accrued and unpaid interest, if any. If American sells certain assets or if a "change of control" (as defined in the indenture) occurs, American must offer to repurchase the Senior Secured Notes at prices specified in the indenture.
The indenture for the Senior Secured Notes includes covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. The indenture for the Senior Secured Notes also contains events of default customary for similar financings, including cross-default to certain material indebtedness of American. Upon the occurrence of certain events of default, the Senior Secured Notes may be accelerated and become due and payable.
2013 Citicorp Credit Facility (US Airways)
US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp Credit Facility agreement dated as of May 23, 2013. In connection with the closing of the Merger, AAG and American entered into a joinder to the 2013 Citicorp credit facility loan agreement pursuant to which AAG and American became guarantors under such agreement.
The 2013 Citicorp Credit Facility consists of $1.0 billion of tranche B-1 term loans (Tranche B-1) and $600 million of tranche B-2 term loans (Tranche B-2). Voluntary prepayments may be made by US Airways Group at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following January 16, 2014. Mandatory prepayments of the term loans are required to the extent necessary to comply with US Airways Group’s covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, under the 2013 Citicorp Credit Facility agreement, if a "change of control" (as defined in the 2013 Citicorp Credit Facility agreement) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment.
As of the date of this filing, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways' option, LIBOR (subject to a of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.
Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.
The obligations of US Airways under the 2013 Citicorp Credit Facility are secured by liens on certain route authorities, certain take-off and landing rights at certain airports and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility as more fully described below in "Collateral Related Covenants."

The 2013 Citicorp Credit Facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require AAG and its restricted subsidiaries to maintain unrestricted liquidity of not less than $2.0 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp Credit Facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions, enter into certain hedging transactions, and engage in certain business activities, in each case subject to certain exceptions. The 2013 Citicorp Credit Facility agreement contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of US Airways and certain of its affiliates. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp Credit Facility may be accelerated and become due and payable immediately.
See Note 9 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for further information on all indebtedness as of December 31, 2013.
Collateral Related Covenants
Certain of American's and US Airways’ debt financing agreements contain loan to value ratio covenants and require American and US Airways under their respective financing agreements to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, American or US Airways is required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.
Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) the Senior Secured Notes and (2) the Credit Facilities, and US Airways is required to meet a collateral coverage test on a periodic basis on the 2013 Citicorp Credit Facility, in each case, as described below:

	Senior Secured Notes	Credit Facilities	2013 Citicorp Credit Facility
Frequency of Appraisals of Appraised Collateral	Semi-Annual (June and December)	Semi-Annual (June and December)	Once per Fiscal Year [1]
LTV Requirement
1.5x Collateral valuation to
amount of debt outstanding (equivalent to maximum LTV of 67%); failure to meet collateral test results in American paying 2% additional interest until the ratio is at least 1.5x; additional collateral can be posted, or debt repaid, to meet this test

1.6x Collateral valuation to
amount of debt outstanding
(equivalent to maximum LTV of 62.5%); if collateral test is not met, American must post additional collateral and/or repay debt until the test is met

1.5x Collateral valuation to
amount of debt outstanding (equivalent to maximum LTV of 67%); if collateral test is not met, US Airways must deposit additional unrestricted cash, post additional collateral, repay debt or any combination of the foregoing until the test is met

LTV as of Last Measurement Date	38.8%	33.8%	60.7%
Collateral Description	Generally, certain route authorities, Slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita/Haneda, and China	Generally, certain route authorities, Slots, and rights to airport facilities used by American to operate all services between the U.S. and South America
Generally, certain route authorities, certain Slots (e.g., Washington Reagan, LaGuardia and London), accounts receivable, certain engines, certain spare parts and ground service equipment, certain simulators, certain leasehold real estate assets and cash

(1)	With respect to spare parts, one physical appraisal and one desktop appraisal are required in each fiscal year.
As of December 31, 2013, the Company, American and US Airways were in compliance with the most recently completed collateral coverage test for the Senior Secured Notes, Credit Facilities and the 2013 Citicorp Credit Facility, as applicable.

Credit Ratings
The following table details our credit ratings as of December 31, 2013:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody's Corporate Family Rating
American Airlines Group	B	B+	B1
American Airlines	B	B+	*
US Airways Group	*	B+	B1
US Airways	B	B+	*

*	The credit agency does not rate this category for the respective entity.
A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions worsen, we may face future downgrades, which could negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness. See Note 9 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for further information on all indebtedness as of December 31, 2013.
Aircraft and Engine Purchase Commitments
We have definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of an aggregate of 617 mainline and regional aircraft. We also have agreements for 44 spare engines to be delivered in 2014 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2013 are expected to be as follows (approximately, in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Payments for American aircraft commitments and certain engines [1]	$2,817	$2,965	$3,275	$3,204	$4,018	$15,794	$32,073
Payments for US Airways aircraft commitments and certain engines	$977	$560	$107	$679	$943	$552	$3,818

(1)
These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in American's purchase deposits with Boeing. The Company's purchase deposits totaled $1.1 billion as of December 31, 2013.

We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: sixteen Airbus 320 family aircraft, 10 Boeing 777-300ER aircraft and 18 Boeing 787 aircraft. In addition, we do not have financing commitments in place for the majority of aircraft currently on order and scheduled to be delivered in 2017 and beyond. See Part I, Item 1A, Risk Factors - "We will need to obtain sufficient financing or other capital to operate successfully."
Credit Card Processing and Other Reserves
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a "holdback") equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. Certain of our agreements provide that these holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash by the amount of the holdbacks.

Pension Funding Obligation
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. In 2013 we contributed $489 million to our defined benefit pension plans, which covered minimum contributions for periods prior to our Chapter 11 filing and periods thereafter (see Note 2 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 2 to American's Consolidated Financial Statements in Part II, Item 8A for further information), as well as certain interest and penalty interest due with respect to contributions for pre-petition periods.
American's minimum required contribution to our pension plans for 2014 is $120 million. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, our funding obligations are likely to increase materially.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development arrangements with us.
We have no off-balance sheet arrangements of the types described in the first three categories above that we believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or results of operations are disclosed in Note 8 to AAG's Consolidated Financial Statements included in Part II, Item 8A and Note 7 to American's Consolidated Financial Statements included in Part II, Item 8B of this report.
Special Facility Revenue Bonds
Certain special facility revenue bonds were issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. In accordance with various orders of the Bankruptcy Court and/or the Plan, special facility revenue bond claims in connection with the Alliance Airport, Dallas-Fort Worth International Airport, Chicago O'Hare International Airport, Luis Munoz Marin International Airport in San Juan, and certain special revenue bond claims in relation to the John F. Kennedy International Airport were treated as general unsecured claims. In addition, pursuant to the Plan, the agreements with respect to the special facility revenue bonds relating to the Tulsa International Airport have remained in full force and effect, in accordance with their original terms and conditions, and constitute ongoing obligations of American or AAG, as reflected in the particular agreement. Approximately $498 million of the special facility revenue bonds (with total future payments of approximately $715 million as of December 31, 2013) are guaranteed by AAG, American, US Airways Group or US Airways. Approximately $112 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds in 2014. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or are considered prepaid facility rentals and would reduce future operating lease commitments.
Pass-Through Trusts
We have financed certain aircraft and engines with pass-through trust certificates, or enhanced equipment trust certificates (EETCs), issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance our acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American and US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American and US Airways.
Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at American or US Airways' election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to American or US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG, American, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American or US Airways and, in certain instances, are guaranteed by AAG or US Airways Group as applicable. As of December 31, 2013, $6.0 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American or US Airways evaluated whether the leases had characteristics of a variable interest entity. American or US Airways concluded the leasing entities met the criteria for variable interest entities. American and US Airways generally are not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American or US Airways to absorb decreases in value or entitles American or US Airways to participate in increases in the value of the aircraft. American and US Airways do not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fair market value or a fixed price purchase option that allows American or US Airways to purchase the aircraft at or near the end of the lease term; the fixed price approximates an estimate of the aircraft's fair value at the option date. Under this feature, American and US Airways do not participate in any increases in the value of the aircraft. American and US Airways concluded it was not the primary beneficiary under these arrangements. Therefore, American and US Airways account for their EETC leveraged lease financings as operating leases. American and US Airways' total future obligations under these leveraged lease financings are $2.1 billion as of December 31, 2013.
Income Taxes
We experienced a statutory "ownership change" on December 9, 2013 as defined for purposes of Section 382 of the Internal Revenue Code in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any NOL generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. We anticipate taking advantage of these certain special rules which will permit approximately $9.0 billion of our federal NOL carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. At December 31, 2013, the Company inherited the US Airways Group approximate $1.6 billion of NOLs ($1.4 billion of which is subject to Section 382 limitation due to the ownership change) to reduce the Company’s future taxable income. The majority of American Airlines Group Inc.’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2014. The Company’s ability to utilize any new NOL arising after the ownership change is not affected.

AAG Contractual Obligations
The following table summarizes AAG's obligations and commitments as of December 31, 2013. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments due by Period
	2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(In millions)
Debt and capital lease obligations [1]	$1,446	$1,325	$2,733	$1,223	$1,756	$8,412	$16,895
Interest obligations [2]	830	787	660	585	556	1,392	4,810
Commitments for aircraft and engine purchases and operating leases [3,4]	6,061	5,459	5,132	5,532	6,387	23,010	51,581
Regional capacity purchase agreements [5]	1,666	1,678	1,537	1,249	1,061	5,005	12,196
Other purchase obligations and long-term liabilities [6,7]	443	325	299	278	274	3,962	5,581
Total AAG Contractual Obligations [8]	$10,446	$9,574	$10,361	$8,867	$10,034	$41,781	$91,063

(1)	Excludes $26 million of unamortized debt discount as of December 31, 2013.

(2)	For variable-rate debt, future interest obligations are estimated using the current rate at December 31, 2013.

(3)
Certain special facility revenue bonds issued by municipalities—which are supported by operating leases executed by American or US Airways—are guaranteed by AAG, US Airways Group, American and/or US Airways. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table based on lease payment terms rather than their mandatory tender provision date. See Note 9 to AAG's Consolidated Financial Statements in Part II, Item 8A for additional information.

(4)	See Note 8 to AAG's Consolidated Financial Statements in Part II, Item 8A for additional information about the Company's obligations.

(5)
Represents minimum payments under capacity purchase agreements with the Company's third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. See Note 8 to AAG's Consolidated Financial Statements in Part II, Item 8A for additional information.

(6)
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

(7)
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2023. See Note 13 to AAG's Consolidated Financial Statements in Part II, Item 8A.

(8)	Total contractual obligations do not include long-term contracts that represent a variable expense (based on levels of operation) or where short-term cancellation provisions exist.

Capital Raising Activity and Other Possible Actions

In light of AAG’s significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, AAG and its subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts could decrease the amount of cash available to cover cash contractual obligations. Moreover, the Credit Facilities, the 2013 Citicorp Credit Facility and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of its debt or lease obligations or otherwise improve its balance sheet. Going forward, depending on market conditions, its cash position and other considerations, the Company may continue to take such actions.
We have reserved shares of AAG Common Stock and Preferred Stock to be distributed to holders of unsecured claims that were not settled prior to emergence and have not yet been resolved.

American Contractual Obligations
The following table summarizes our obligations and commitments as of December 31, 2013. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments due by Period
	2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(In millions)
Debt and capital lease obligations [1]	$957	$880	$1,801	$846	$722	$5,646	$10,852
Interest obligations [2]	544	527	430	384	394	1,073	3,352
Commitments for aircraft and engine purchases and operating leases [3,4]	4,201	4,169	4,392	4,265	5,000	21,096	43,123
Regional capacity purchase agreements [5]	521	670	676	520	511	3,849	6,747
Other purchase obligations and long-term liabilities [6,7]	443	325	299	278	274	3,962	5,581
Total AA Contractual Obligations [8]	$6,666	$6,571	$7,598	$6,293	$6,901	$35,626	$69,655

(1)	Amounts represent contractual amounts due.

(2)	For variable-rate debt, future interest obligations are estimated using the current rate at December 31, 2013.

(3)
Certain special facility revenue bonds issued by municipalities—which are supported by operating leases executed by American—are guaranteed by AAG and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table based on lease payment terms rather than their mandatory tender provision date. See Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for additional information.

(4)	See Note 7 to American's Consolidated Financial Statements in Part II, Item 8B for additional information about American's obligations.

(5)
Represents minimum payments under capacity purchase agreements with American's third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. See Note 7 to American's Consolidated Financial Statements in Part II, Item 8B for additional information.

(6)
Includes noncancelable commitments to purchase goods or services, primarily information technology related support. American has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these estimates. Substantially all of American's purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows American to cancel an order with 30 days notice.

(7)
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2023. See Note 12 to American's Consolidated Financial Statements in Part II, Item 8B.

(8)	Total contractual obligations do not include long-term contracts that represent a variable expense (based on levels of operation) or where short-term cancellation provisions exist.
In light of American's significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, American will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts could decrease the amount of cash available to cover cash contractual obligations. Moreover, American's Credit and Guaranty Agreement and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

In the past, American has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of its debt or lease obligations or otherwise improve its balance sheet. Going forward, depending on market conditions, its cash position and other considerations, the American may continue to take such actions.
OTHER INFORMATION
Basis of Presentation
See Note 5 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 4 to American's Consolidated Financial Statements in part II, Item 8B for information regarding the basis of presentation.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our Consolidated Financial Statements. See the summary of significant accounting policies included in Note 5 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 4 to American's Consolidated Financial Statements in Part II, Item 8B for additional discussion of the application of these estimates and other accounting policies.
Passenger revenue
Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the consolidated balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. AAG's air traffic liability was $4.4 billion and $2.8 billion as of December 31, 2013 and 2012, respectively and American's air traffic liability was $3.1 billion and $2.8 billion as of December 31, 2013 and 2012, respectively.

The majority of tickets sold are nonrefundable. A small percentage of tickets, some of which are partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of our estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.
Long-lived Assets
Long-lived assets consist of flight equipment along with other fixed assets and amortizing intangible assets such as certain domestic take-off and landing rights, customer relationships, marketing agreements and tradenames. In addition to the original cost, the recorded value of our fixed assets is impacted by a number of estimates made, including estimated useful lives, salvage values and our determination as to whether aircraft are temporarily or permanently grounded. Amortizing intangible assets are originally recorded at their acquired fair values and are subsequently amortized over their estimated useful lives. See Note 5 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 4 to American's Consolidated Financial Statements in Part II, Item 8B for further information.
We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, including our current fleet plan and considerations of any modifications thereto. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions.

The majority of American's and US Airways' fleet types are depreciated over 25-30 years. It is possible that the ultimate lives of our aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact our fleet plan, including positive or negative developments in the areas described above. For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if we replaced the aircraft.
Goodwill and indefinite-lived assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment annually on October 1st or more frequently if events or circumstances indicate. We have one consolidated reporting unit.
Goodwill is measured for impairment by initially performing a qualitative screen and, if necessary, then comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded. As AAG acquired US Airways on December 9, 2013, an impairment test was unnecessary in 2013 as no events or circumstances were identified to indicate the fair value of the reporting unit was less than its carrying amount.
Our indefinite-lived intangible assets other than goodwill include certain international and domestic take-off and landing rights. Indefinite-lived intangible assets are not amortized but tested for impairment annually on October 1st or more frequently if events or circumstances indicate. Indefinite-lived assets are measured for impairment by initially performing a qualitative screen and, if necessary, then comparing the fair value of the indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is lower than its carrying value, an impairment charge equal to the difference is recorded. The fair values of indefinite-lived intangible assets are primarily based on available market pricing for comparable assets along with estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect management's best estimate of future market and operating conditions. Changes in industry capacity, demand for air transportation, regulatory considerations such as "open skies" arrangements, and other factors can significantly impact the fair value of our indefinite-lived assets. Based upon our annual testing, there were no impairments of indefinite-lived assets in 2013.
Business Combination Measurements
In accordance with applicable accounting standards, we estimated the fair value of US Airways’ assets and liabilities as of the closing date of the Merger, December 9. 2013. These fair value adjustments did not result in gains or losses, but were instead an input to the calculation of goodwill related to the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed by us in the Merger. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions could significantly impact the reported value of goodwill.
The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach used includes prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. We considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. We also utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities, and the US Airways tradename. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the Dividend Miles frequent flyer program liability was determined based on the weighted average equivalent ticket value of outstanding miles which were expected to be redeemed at December 9, 2013. The weighted average equivalent ticket value contemplates differing classes of service, domestic and international itineraries and the carrier providing the award travel.

Frequent flyer programs
AAG currently operates two frequent traveler programs, American's AAdvantage and US Airways' Dividend Miles. These programs award mileage credits to passengers who fly on American and oneworld carriers and US Airways and Star Alliance carriers, respectively, as well as certain other partner airlines that participate in the programs. Effective March 31, 2014, US Airways will join the oneworld alliance and exit the Star Alliance. At that point, frequent travel reciprocity will be discontinued for many Star Alliance airlines. Mileage credits can also be earned through purchases from other non-airline partners that participate in our respective loyalty programs. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case we pay a fee.
We use the incremental cost method to account for the portion of our frequent flyer liability incurred when AAdvantage and Dividend Miles members earn mileage credits by flying on American, US Airways or our regional affiliates. We have an obligation to provide future travel when these mileage credits are redeemed and therefore have recorded a liability for mileage credits outstanding.
The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, we estimate how many mileage credits will never be redeemed for travel and exclude those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations as a part of passenger revenue.
The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost primarily includes unit costs incurred for fuel, food, and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In addition, we also include in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from AAdvantage and Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. These estimates are generally updated based upon our 12-month historical average of such costs.
We applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding US Airways mileage credits at fair value, an amount significantly in excess of incremental cost. As of December 31, 2013, the liability for outstanding mileage credits expected to be redeemed for future travel awards for US Airways under the Dividend Miles program was $932 million and is included on the Consolidated Balance Sheets within Frequent flyer liability. This liability will be reduced as miles are redeemed and new miles earned will be recorded as a liability based on the incremental cost method discussed above.
As of December 31, 2013, the liability for outstanding mileage credits for the AAdvantage program was $580 million and is included on the consolidated balance sheets within frequent flyer liability.
American and US Airways also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, we have used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since our adoption of Accounting Standards Update (ASU) No. 2009-13, "Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements" on January 1, 2011.
During the fourth quarter, American and Citibank amended their current agreement which resulted in a material modification of the terms of the arrangement. Also, in connection with our acquisition of US Airways on December 9, 2013, a material modification occurred on all of US Airways' agreements in connection with the Merger. Therefore, subsequent to the amendments of these arrangements, we will apply the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, we identified five revenue elements for the co-branded credit card agreements with Citibank and Barclays: the transportation component; use of the American and US Airways’ brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding "the transportation component", the "marketing component").
The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.
The marketing component represents services provided to our business partners and relates primarily to the use of American’s and US Airways’ logo and tradenames along with access to customers lists of AAdvantage and Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.
Upon application of the relative selling price method in the fourth quarter for American’s Citibank modification, we reduced our travel component liability and recorded Other Revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, American and US Airways now defer less revenue per mile sold.
For American’s agreements where there has not been a material modification, we continue to apply the residual method.
As of December 31, 2013 and 2012, AAG had $1.5 billion and $1.2 billion, respectively and American had $1.2 billion and $1.2 billion, respectively in deferred revenue from the sale of mileage credits (recorded as Frequent flyer liability on the consolidated balance sheets). For the years ended December 31, 2013, 2012 and 2011, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $834 million, $725 million and $761 million, respectively.
A change to certain estimates used in the calculation of incremental cost could have a material impact on the liability. A 1% increase or decrease in the percentage of travel awards redeemed on partner airlines would have a $23 million impact on the liability as of December 31, 2013. A 10% increase or decrease in the assumed price per gallon of fuel would have a $21 million impact on the liability as of December 31, 2013.
A change to the estimated fair value of the transportation component could have a significant impact on revenue. A 10% increase or decrease in the estimated fair value of the transportation component would have an approximately $89 million impact on revenue recognized in 2013.
The number of AAdvantage and Dividend Miles one way travel award redemptions during the year ended December 31, 2013, was approximately 6.1 million and 1.8 million respectively, representing approximately 8.2% and 3.5% of American and US Airways’ total mainline and regional RPMs during that period, respectively. We believe displacement of revenue passengers is minimal given our load factors and our ability to manage frequent flyer seat inventory.
Pensions and retiree medical and other benefits
We recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension and postretirement plans in the consolidated balance sheet with a corresponding adjustment to Accumulated other comprehensive income (loss).
Our pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; (iii) expected health care cost trend rate and, starting in 2007 and (iv) the estimated age of pilot retirement (as discussed below). These assumptions as of December 31 were:

	2013	2012
Pension discount rate [1]	5.1%	4.20%
OPEB discount rate [1]	4.71%	3.80%
Expected return on plan assets [2]	8.00%	8.25%
Expected health care cost trend rate [3]:
Pre-65 individuals
Initial	6.5%	7.0%
Ultimate (2018)	4.5%	4.5%
Post-65 individuals
Initial	6.5%	7.0%
Ultimate (2018)	4.5%	4.5%
Pilot Retirement Age	63	63

(1)
When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2013 would increase our pension and postretirement benefits obligations by approximately $1.1 billion and $55 million, respectively, and increase (decrease) estimated 2014 pension and postretirement benefit expense by $4 million and $3 million, respectively.

(2)
The expected return on plan assets is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions and our target asset allocation of 31% longer duration corporate and U.S. government/agency bonds, 31% U.S. value stocks, 19% developed international stocks, 10% emerging markets stocks and bonds and 9% alternative (private) investments. The expected return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. We monitor our actual asset allocation and believe that our long-term asset allocation will continue to approximate our target allocation. Our historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 8.9% as of December 31, 2013. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2013 would increase estimated 2014 pension expense by approximately $50 million.

(3)
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2014 postretirement benefits expense by $2 million.

See Note 13 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 12 to American's Consolidated Financial Statements in Part II, Item 8B for additional information regarding our retirement benefits.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.
New Accounting Pronouncements
See Note 5 to AAG's Consolidated Financial Statements in Part II, Item 8A and Note 4 to American's Consolidated Financial Statements in Part II, Item 8B for information regarding new accounting pronouncements.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's Market Risk Sensitive Instruments and Positions
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate our exposure to such changes. Therefore, actual results may differ. We do not hold or issue derivative financial instruments for trading purposes. See Note 10 to AAG's Consolidated Financial Statements in Part II, Item 8A for accounting policies and additional information regarding derivatives.
Aircraft Fuel
The Company's operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in the Company's business. Because of the amount of fuel needed to operate the Company's airline, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on the Company's costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2013. In order to provide a measure of control over price and supply, we trade and ship fuel and maintain fuel storage facilities to support our flight operations. US Airways Group does not hedge price risk of fuel. American has historically hedged the price risk of fuel costs through the use of hedging contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10% increase in the December 31, 2013 and 2012 cost per gallon of fuel. Based on projected 2014 fuel usage, such an increase would result in an increase to American's Aircraft fuel and related taxes of approximately $1.1 billion in 2014, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2013, and assumes our fuel hedging program remains effective. Such an increase would have resulted in an increase to American's projected Aircraft fuel and related taxes of approximately $718 million in 2013, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2012.
As of January 2014, the Company had cash flow hedges covering approximately 19% of its estimated consolidated 2014 fuel requirements. Comparatively, as of December 31, 2012, the Company had hedged approximately 21% of its estimated 2013 fuel requirements. The Company's consumption hedged for 2014 is capped at an average price of approximately $2.91 per gallon of jet fuel. One percent of the Company's estimated 2014 fuel requirement is hedged using call spreads with protection capped at an average price of approximately $3.18 per gallon of jet fuel. Eighteen percent of the Company's estimated 2014 fuel requirement is hedged using collars with an average floor price of approximately $2.62 per gallon of jet fuel. The cap and floor prices exclude taxes and transportation costs.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. We assess, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, we use a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel. We also monitor the actual dollar offset of the hedges' market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. We discontinue hedge accounting prospectively if we determine that a derivative is no longer expected to be highly effective as a hedge or if we decide to discontinue the hedging relationship.
We have not entered into any fuel hedges since the Effective Date and our current policy is not to do so. Assuming we continue to pursue this policy, once our existing hedge contracts expire or otherwise terminate, we will be fully exposed to fluctuations in fuel prices.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies, particularly Venezuela and Argentina. We do not currently have a foreign currency hedge program related to our foreign currency-denominated ticket sales. Due to our foreign-denominated revenues exceeding our foreign-denominated expenses, a uniform 10% relative strengthening in the value of the U.S. dollar from

December 31, 2013 and 2012 levels relative to each of the currencies in which we have foreign currency exposure would result in an increase in our Total non-operating expense, net of approximately $199 million and $164 million, for the years ending December 31, 2013 and 2012, respectively, and does not address any exposure to foreign currency held on our balance sheet.
Interest
Our earnings are also affected by changes in interest rates due to the impact those changes have on our interest income from cash and short-term investments, and our interest expense from variable-rate debt instruments. Our largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). We had variable rate debt instruments representing approximately 26% and 19% of our total long-term debt at December 31, 2013 and 2012, respectively. If our interest rates average 10% more in 2013 than they did at December 31, 2013, our interest expense would increase by approximately $17 million and interest income from cash and short-term investments would increase by approximately $2 million. In comparison, at December 31, 2012, we estimated that if interest rates averaged 10 percent more in 2012 than they did at December 31, 2012, our interest expense would have increased by approximately $7 million and interest income from cash and short-term investments would have increased by approximately $2 million.
Additional information regarding our debt obligations as of December 31, 2013 is as follows (in millions):

	Expected Maturity Date
	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Fixed-rate debt	$815	$783	$1,730	$802	$1,344	$4,722	$10,196
Weighted avg. interest rate	6.1%	6.3%	5.6%	5.9%	6.1%	6.7%
Variable-rate debt	$631	$543	$1,004	$420	$411	$3,690	$6,699
Weighted avg. interest rate	3.3%	3.4%	3.2%	4.1%	5.2%	3.3%
In accordance with ASC 852, the Debtors recorded interest expense only to the extent (1) interest was paid during the Chapter 11 Cases or (2) it was probable that the Bankruptcy Court would allow a claim in respect of such interest. Interest expense AAG recorded on its Consolidated Statements of Operations totaled $856 million and $632 million for the years ended December 31, 2013 and 2012, respectively. AAG's contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during the years ended December 31, 2013 and 2012 totaled $928 million and $766 million, respectively.
American's Market Risk Sensitive Instruments and Positions
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate American's exposure to such changes. Therefore, actual results may differ. American does not hold or issue derivative financial instruments for trading purposes. See Note 9 to American's Consolidated Financial Statements in Part II, Item 8B for accounting policies and additional information regarding derivatives.
Aircraft Fuel
American's operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in American's business. Because of the amount of fuel needed to operate American, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on American's costs and liquidity. Jet fuel market prices have fluctuated substantially over the past several years with market spot prices ranging from a low of approximately $1.87 per gallon to a high of approximately $3.38 per gallon during the period from January 1, 2010 to December 31, 2013. In order to provide a measure of control over price and supply, American trades and ships fuel and maintains fuel storage facilities to support its flight operations. American has historically hedged the price risk of fuel costs through the use of hedging contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10% increase in the December 31, 2013 and 2012 cost per gallon of fuel. Based on projected 2014 fuel usage, such an increase would result in an increase to American's Aircraft fuel and related taxes of approximately $519 million in 2014, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2013, and assumes American's fuel hedging program remains effective.

Such an increase would have resulted in an increase to American's projected Aircraft fuel and related taxes of approximately $633 million in 2013, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2012.
As of January 2014, American had cash flow hedges covering approximately 29% of its estimated 2014 fuel requirements. Comparatively, as of December 31, 2012, American had hedged approximately 21% of its estimated 2013 fuel requirements. American's consumption hedged for 2014 is capped at an average price of approximately $2.91 per gallon of jet fuel. One percent of American's estimated 2014 fuel requirement is hedged using call spreads with protection capped at an average price of approximately $3.18 per gallon of jet fuel. Twenty-eight percent of American's estimated 2014 fuel requirement is hedged using collars with an average floor price of approximately $2.62 per gallon of jet fuel. The cap and floor prices exclude taxes and transportation costs.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. American assess, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, American uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel. American also monitors the actual dollar offset of the hedges' market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. American discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if American decides to discontinue the hedging relationship.
American has not entered into any fuel hedges since the Effective Date and its current policy is not to do so. Assuming American continues to pursue this policy, once its existing hedge contracts expire or otherwise terminate, American will be fully exposed to fluctuations in fuel prices.
Foreign Currency
American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. American's largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies, particularly Venezuela and Argentina. American does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. Due to American's foreign-denominated revenues exceeding its foreign-denominated expenses, a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2013 and 2012 levels relative to each of the currencies in which American has foreign currency exposure would result in an increase in its non-operating expense, net of approximately $199 million and $164 million, for the years ending December 31, 2013 and 2012, respectively, and does not address any exposure to foreign currency held on its balance sheet.
Interest
American's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. American's largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). American had variable rate debt instruments representing approximately 26% and 21% of its total long-term debt at December 31, 2013 and 2012, respectively. If American's interest rates average 10% more in 2013 than they did at December 31, 2013, its interest expense would increase by approximately $9 million and interest income from cash and short-term investments would increase by approximately $2 million. In comparison, at December 31, 2012, American estimated that if interest rates averaged 10 percent more in 2012 than they did at December 31, 2012, its interest expense would have increased by approximately $7 million and interest income from cash and short-term investments would have increased by approximately $2 million.
Additional information regarding American's debt obligations as of December 31, 2013 is as follows (in millions):

	Expected Maturity Date
	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Fixed-rate debt	$457	$501	$1,522	$569	$479	$3,311	$6,839
Weighted avg. interest rate	5.8%	6.2%	5.5%	5.7%	5.9%	7.1%
Variable-rate debt	$500	$379	$279	$277	$242	$2,336	$4,013
Weighted avg. interest rate	3.4%	3.5%	3.2%	4.5%	6.4%	3.4%

In accordance with ASC 852, the Debtors recorded interest expense only to the extent (1) interest was paid during the Chapter 11 Cases or (2) it was probable that the Bankruptcy Court would allow a claim in respect of such interest. Interest expense American recorded on its Consolidated Statements of Operations totaled $700 million and $633 million for the years ended December 31, 2013 and 2012, respectively. American's contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during the years ended December 31, 2013 and 2012 totaled $772 million and $707 million, respectively.

ITEM 8A.	AAG CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Airlines Group Inc.
We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. (the Company) (formerly AMR Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of US Airways Group, Inc., a wholly-owned subsidiary of the Company, which statements reflect consolidated total assets constituting 39% as of December 31, 2013, and total operating revenues constituting 3% for the year ended December 31, 2013, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly-owned subsidiary, is based solely on the report of other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines Group Inc. at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
US Airways Group, Inc.:
We have audited the consolidated balance sheet of US Airways Group, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the period from December 9, 2013 to December 31, 2013 (not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period from December 9, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 27, 2014

AMERICAN AIRLINES GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenues
Mainline passenger	$20,218	$18,743	$17,947
Regional passenger	3,131	2,914	2,724
Cargo	685	675	709
Other	2,709	2,523	2,599
Total operating revenues	26,743	24,855	23,979
Operating expenses
Aircraft fuel and related taxes	7,839	7,705	7,358
Salaries, wages and benefits	5,460	6,217	6,361
Regional expenses	3,326	3,028	3,009
Maintenance, materials and repairs	1,260	1,158	1,039
Other rent and landing fees	1,152	1,083	1,194
Aircraft rent	768	553	645
Selling expenses	1,158	1,058	1,102
Depreciation and amortization	853	845	915
Special items, net	559	386	756
Other	2,969	2,674	2,637
Total operating expenses	25,344	24,707	25,016
Operating income (loss)	1,399	148	(1,037)
Nonoperating income (expense)
Interest income	20	26	26
Interest expense, net of capitalized interest (contractual interest expense equals $(928), $(766), and $(858) for the years ended December 31, 2013, 2012 and 2011, respectively)	(856)	(632)	(811)
Other, net	(88)	221	(39)
Total nonoperating expense, net	(924)	(385)	(824)
Income (loss) before reorganization items, net	475	(237)	(1,861)
Reorganization items, net	(2,655)	(2,208)	(118)
Income (loss) before income taxes	(2,180)	(2,445)	(1,979)
Income tax provision (benefit)	(346)	(569)	—
Net income (loss)	$(1,834)	$(1,876)	$(1,979)

Earnings (loss) per share
Basic	$(11.25)	$(14.98)	$(15.83)
Diluted	$(11.25)	$(14.98)	$(15.83)
Weighted average shares outstanding (in thousands)
Basic	163,046	125,231	124,985
Diluted	163,046	125,231	124,985
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(1,834)	$(1,876)	$(1,979)
Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	(142)	130	130
Current year change	1,577	(1,910)	(1,216)
Benefit plan modifications	—	3,345	—
Derivative financial instruments:
Change in fair value	18	(12)	190
Reclassification into earnings	34	(3)	(313)
Unrealized gain (loss) on investments:
Net change in value	(1)	3	—
Other comprehensive income (loss) before tax	1,486	1,553	(1,209)
Non-cash tax provision	538	569	—
Comprehensive income (loss)	$(886)	$(892)	$(3,188)
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$1,140	$480
Short-term investments	8,111	3,412
Restricted cash and short-term investments	1,035	850
Accounts receivable, net	1,560	1,124
Aircraft fuel, spare parts and supplies, net	1,012	580
Prepaid expenses and other	1,465	626
Total current assets	14,323	7,072
Operating property and equipment
Flight equipment	23,730	18,221
Ground property and equipment	5,585	5,302
Equipment purchase deposits	1,077	710
Total property and equipment, at cost	30,392	24,233
Less accumulated depreciation and amortization	11,133	10,831
Total property and equipment, net	19,259	13,402
Other Assets
Goodwill	4,086	—
Intangibles, net of accumulated amortization	2,311	869
Other assets	2,299	2,167
Total other assets	8,696	3,036
Total Assets	$42,278	$23,510
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$1,446	$1,419
Accounts payable	1,368	975
Accrued salaries and wages	1,143	666
Air traffic liability	4,380	2,813
Frequent flyer liability	3,005	1,711
Other accrued liabilities	2,464	1,427
Total current liabilities	13,806	9,011
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	15,353	7,116
Pension and postretirement benefits	5,828	6,780
Deferred gains and credits, net	935	223
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	5,928	—
Other liabilities	3,159	1,761
Total noncurrent liabilities	31,203	15,880
Commitments and contingencies (Note 8)
Liabilities subject to compromise	—	6,606
Stockholders' equity (deficit)
Common stock - 2013: $0.01 par value; 1,750,000,000 shares authorized and 261,069,000 shares issued. 2012: $1 par value; 750,000,000 shares authorized and 127,450,390 shares issued.	3	127
Additional paid-in capital	10,594	4,695
Treasury shares at cost: 2013 - 0 and 2012 - 5,940,399	—	(367)
Accumulated other comprehensive income (loss)	(2,032)	(2,980)
Accumulated deficit	(11,296)	(9,462)
Total stockholders' equity (deficit)	(2,731)	(7,987)
Total liabilities and stockholders' equity (deficit)	$42,278	$23,510
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net income (loss)	$(1,834)	$(1,876)	$(1,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,020	1,015	1,086
Debt discount and lease amortization	—	(14)	(11)
Special items, non-cash	95	215	725
Pension and postretirement	(154)	287	180
Deferred income taxes	(324)	(569)	(1)
Share based compensation	39	29	40
Reorganization items, non-cash	2,112	2,066	118
Interest expense, non-cash	181	—	—
Other, net	(76)	22	87
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(93)	(222)	(164)
Decrease (increase) in other current assets	(29)	(133)	(146)
Decrease (increase) in derivative collateral	1	(1)	(73)
Increase (decrease) in accounts payable and accrued liabilities	71	449	189
Increase (decrease) in air traffic liability	150	161	374
Increase (decrease) in frequent flyer liability	38	140	193
Increase (decrease) in other assets and liabilities	(522)	(284)	125
Net cash provided by (used in) operating activities	675	1,285	743
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,114)	(1,888)	(1,610)
Acquisition of US Airways Group	206	—	—
Purchases of short-term investments	(3,342)	(1,078)	(2,918)
Sales of short-term investments	2,161	1,384	3,528
Decrease (increase) in restricted cash and short-term investments	147	(112)	(288)
Proceeds from sale of property and equipment	128	123	(4)
Net cash provided by (used in) investing activities	(3,814)	(1,571)	(1,292)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,926)	(1,288)	(2,545)
Proceeds from issuance of long-term debt	5,134	268	2,569
Deferred financing costs	(120)	(6)	(63)
Sale-leaseback transactions	1,700	1,509	703
Other financing activities	11	—	—
Net cash provided by (used in) financing activities	3,799	483	664
Net increase (decrease) in cash	660	197	115
Cash at beginning of year	480	283	168
Cash at end of year	$1,140	$480	$283
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2011	$127	$4,657	$(367)	$(2,755)	$(5,607)	$(3,945)
Net income (loss)	—	—	—	—	(1,979)	(1,979)
Changes in pension, retiree medical and other liability	—	—	—	(1,086)	—	(1,086)
Net changes in fair value of derivative financial instruments	—	—	—	(123)	—	(123)
Total comprehensive loss						(3,188)
Share-based compensation expense	—	23	—	—	—	23
Issuance of 679,050 shares to employees pursuant to stock option and deferred stock incentive plans	—	(1)	—	—	—	(1)
Balance at December 31, 2011	127	4,679	(367)	(3,964)	(7,586)	(7,111)
Net income (loss)	—	—	—	—	(1,876)	(1,876)
Change in unrealized gain (loss) on investments	—	—	—	3	—	3
Changes in pension, retiree medical and other liability	—	—	—	1,565	—	1,565
Net changes in fair value of derivative financial instruments	—	—	—	(15)	—	(15)
Non-cash tax provision	—	—	—	(569)	—	(569)
Total comprehensive loss						(892)
Share-based compensation expense	—	16	—	—	—	16
Balance at December 31, 2012	127	4,695	(367)	(2,980)	(9,462)	(7,987)
Net income (loss)	—	—	—	—	(1,834)	(1,834)
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Changes in pension, retiree medical and other liability	—	—	—	1,435	—	1,435
Net changes in fair value of derivative financial instruments	—	—	—	52	—	52
Non-cash tax provision	—	—	—	(538)	—	(538)
Total comprehensive loss						(886)
Issuance of 3,136,770 shares to employees pursuant to stock option and deferred stock incentive plans	3	5	—	—	—	8
Issuance of 18,676,683 shares in exchange for redemption of AMR Corporation debt	19	502	—	—	—	521
Cancellation of pre-reorganization common stock	(149)	(218)	367	—	—	—
Issuance of 53,675,878 shares of post-reorganization common stock	1	594	—	—	—	595
Issuance of 197,363,088 shares in exchange for US Airways Group common stock	2	4,590	—	—	—	4,592
Equity component of US Airways Group convertible debt assumed in Merger	—	88	—	—	—	88
Issuance of 9,993,882 shares for Optional Conversion of Preferred Shares	—	269	—	—	—	269
Share based compensation expense	—	69	—	—	—	69
Issuance of 35,609 shares to employees pursuant to stock option and deferred stock incentive plans	—	—	—	—	—	—
Balance at December 31, 2013	$3	$10,594	$—	$(2,032)	$(11,296)	$(2,731)
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations and Operating Environment
American Airlines Group Inc. (AAG), a Delaware corporation, is a holding company whose primary business activity is the operation of a major network air carrier through its subsidiaries American Airlines, Inc. (American), US Airways Group, Inc. (US Airways Group). A wholly-owned subsidiary AMR Eagle Holding Corporation (AMR Eagle) owns American Eagle Airlines, Inc. (American Eagle). US Airways Group's principal subsidiary is US Airways, Inc. (US Airways) and its wholly-owned regional subsidiaries include Piedmont Airlines, Inc. (Piedmont), and PSA Airlines, Inc. (PSA).
The Company operates the largest airline in the world as measured by revenue passenger miles (RPMs) and available seat miles (ASMs). The Company has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Together with American Eagle and US Airways Express, the Company operates an average of nearly 6,700 flights per day to 339 destinations in 54 countries. In 2013, the Company had approximately 87 million and 22 million passengers boarding its mainline and regional flights, respectively. As of December 31, 2013, the Company operated 970 mainline jets and is supported by its regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express under capacity purchase agreements, which operated 519 regional jets and 40 turboprops.
As of December 31, 2013, the Company employed approximately 110,000 active full-time equivalent employees, of which 18,000 were employed by its regional operations. Approximately 73% of employees are covered by CBAs with various labor unions. American's and US Airways' pilots and flight attendants are currently working under the terms of their respective American or US Airways CBAs, as modified by transition agreements reached in connection with the December 2013 merger with US Airways Group, Inc. (the Merger).
2. Emergence From Chapter 11
Overview
On November 29, 2011 (the Petition Date), AMR Corporation (AMR) (renamed American Airlines Group Inc., AAG upon closing of the Merger, AAG and, together with its consolidated subsidiaries, the Company), its principal subsidiary, American Airlines, Inc. (American), and certain of the Company's other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors' fourth amended joint plan of reorganization (as amended, the Plan).
On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among the Company, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, Inc. (US Airways Group), pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of the Company following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group common stock (AAG Common Stock), par value $0.01 per share.
From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the U.S. Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the U.S. Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.

Plan of Reorganization
The Plan implements the Merger and incorporates a compromise and settlement of certain intercreditor and intercompany claim issues.
Pursuant to the Plan, all shares of AMR Corporation common stock outstanding prior to the Effective Date were canceled. The Restated Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock, par value $0.01 per share, and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share. Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock", with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock and AAG Series A Preferred Stock are listed on the NASDAQ Global Select Market under the symbols "AAL" and "AALCP", respectively, and began trading on December 9, 2013. In addition, pursuant to the Plan and the Merger agreement, up to 40 million shares of AAG common stock was authorized for issuance under the 2013 Incentive Award Plan (the 2013 IAP).
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in AMR Corporation:

•	all secured claims against the Debtors have been reinstated;

•	allowed administrative claims, priority claims and convenience claims have been or will be paid in full in cash;

•
other holders of allowed pre-petition unsecured claims, holders of allowed interests and certain employees of AMR received or will receive 72% of AAG Common Stock (on a fully converted basis) authorized to be issued pursuant to the Plan and in connection with the Merger under the following provisions:

◦
all creditors holding general unsecured claims against American that are guaranteed by AAG and general unsecured claims against AAG that are guaranteed by American (Double-Dip Unsecured Claims) were treated the same under the Plan. Holders of Double-Dip Unsecured Claims received, at the Effective Date, their recovery in shares of AAG Series A Preferred Stock with a stated amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that are not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received, at the Effective Date, a portion of their recovery in shares of AAG Series A Preferred Stock and a right, subject to the trading price of the Company's common stock during the 120 day period after the Effective Date, to receive their remaining recovery in shares of AAG Common Stock 120 days after the Effective Date;

◦
holders of certain labor-related deemed claims and certain non-management, non-union employees as specified in the Plan received, at the Effective Date, the right to receive an allocation of shares of AAG Common Stock representing 23.6% of the total number of shares of AAG Common Stock ultimately distributed to holders of pre-petition general unsecured creditors against the Debtors. On the Effective Date, pursuant to the Plan, an initial allocation of approximately 39 million shares of AAG Common Stock was made related to these labor and employee groups, of which approximately 27 million shares were distributed on the Effective Date and approximately 13 million shares of which were withheld in connection with the Company making a cash payment of approximately $300 million for certain required withholding taxes;

◦
holders of allowed interests in AMR (primarily holders of AMR common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and, will receive additional shares of AAG Common Stock if, among other considerations, the trading price of the Company's common stock at various points during the 120 day period after the Effective Date provides for a full recovery to claimholders and other allowed priority interests; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve (Disputed Claims Reserve), beginning after 120 days after the Effective Date. Disputed claimholders that subsequently become Single-Dip Unsecured Claimholders will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the Disputed claimholder would have received had such claimholder been a Single-Dip Unsecured Claimholder as of the Effective Date.

The Plan contemplates the distribution of up to 756 million shares of common stock of which approximately 53 million shares were issued to the Debtors' stakeholders in connection with the Effective Date. In accordance with the Plan, the Company will issue the remaining shares of AAG Common Stock over the 120 day distribution period and as disputed claims are resolved. In addition, pursuant to the Plan approximately 197 million common shares were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claim reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claim reserve amount of approximately $755 million, representing the maximum amount of additional allowable Single-Dip claims under the Plan's provisions. Approximately 16 million shares of AAG Series A Preferred Stock were reserved at the Effective Date for distribution to holders of disputed Single-Dip general unsecured claims whose claims ultimately become allowed. Additional new shares of AAG Common Stock will be distributed into the reserve on or about the 120th day after the Effective Date. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to the Company but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date.
We are not required to distribute additional shares above the 756 million shares contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
In addition, as of December 31, 2013, the Company made the following cash disbursements under the Plan:

•	$385 million in cash to the Pension plans in connection with missed contributions to the pension plans during Chapter 11 and interest and penalty interest thereon;

•	$105 million to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $300 million for payroll taxes associated with equity distributions to employees.
Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 8 to AAG's Consolidated Financial Statements for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable time post-emergence. Included in mandatorily convertible preferred stock and other bankruptcy settlement obligations on the Company's Consolidated Balance Sheet as of December 31, 2013, are the Company's estimates of the amounts of disputed claims that will ultimately become allowed Single-Dip general unsecured claims. As these claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on the Company's Consolidated Financial Statements as appropriate. Any such adjustments could be material to the Company's financial position or results of operations in any given period.
Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, the Debtors experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize certain tax attributes including the Debtors’ substantial NOLs. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While the Debtors anticipate taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.0 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply.
Moreover, an ownership change subsequent to the Debtors’ emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Debtors’ NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Debtors’ ability to utilize the NOL Carryforwards, the Restated Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of the Restated Certificate of Incorporation was attached as Exhibit 3.1 to a Form 8-K filed on December 9, 2013, by the Company with the Securities and Exchange Commission.

Liabilities Subject to Compromise
Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent the Debtors' current estimate of known or potential pre-petition obligations to be resolved in connection with the Chapter 11 Cases.
Pursuant to the Plan, allowed pre-petition claims and estimated unresolved pre-petition claims of $5.1 billion were settled in cash, AAG Series A Preferred Stock and other bankruptcy settlement obligations on the Effective Date. The pension and postretirement benefits obligation included below was reinstated and is included in Pension and postretirement benefits in the Company's Consolidated Balance Sheets. Accordingly, there are no Liabilities Subject to Compromise at December 31, 2013.
The following table summarizes the components of liabilities subject to compromise included on the Consolidated Balance Sheet as of December 31, 2012 (in millions):

Long-term debt	$1,198
Estimated allowed claims on aircraft lease and debt obligations and facility lease and bond obligations	3,716
Pension and postretirement benefits	1,250
Accounts payable and other accrued liabilities	442
Total liabilities subject to compromise	$6,606
Long-term debt, including undersecured debt, classified as subject to compromise as of December 31, 2012 consisted of (in millions):

Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at December 31, 2012)	$172
6.00%—8.50% special facility revenue bonds due through 2036	186
6.25% senior convertible notes due 2014	460
9.0%—10.20% debentures due through 2021	214
7.88%—10.55% notes due through 2039	166
$1,198
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Pension and postretirement benefits	$—	$(66)	$—
Labor-related deemed claim	1,733	—	—
Aircraft and facility financing renegotiations and rejections [1,2]	325	1,950	102
Fair value of conversion discount [3]	218	—	—
Professional fees	199	229	14
Other	180	95	2
Total reorganization items, net	$2,655	$2,208	$118

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreements when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

(2)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(3)
The Plan allows unsecured creditors receiving AAG Series A Preferred Stock a conversion discount of 3.5%. Accordingly, the Company recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

3. Mandatorily Convertible Preferred Stock and Other Bankruptcy Settlement Obligations
As of December 31, 2013, the components of Mandatorily convertible preferred stock and other bankruptcy settlement obligations on the Consolidated Balance Sheet are as follows (in millions):

AAG Series A Preferred Stock	$3,833
Single-dip equity obligations	1,246
Labor-related deemed claim	849
Total	$5,928
The AAG Series A Preferred Stock, while outstanding, votes and participates in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock initially issued is mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date. In addition, subject to certain limitations, holders of AAG Series A Preferred Stock may elect to convert up to an additional 10 million shares of AAG Series A Preferred Stock during each 30-day period following the Effective Date thereby reducing the number of shares to be converted on the 120th day after the Effective Date. The initial stated value of each share of AAG Series A Preferred Stock is $25.00 and accrues dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converts to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. AAG Series A Preferred Stock embodies an unconditional obligation to transfer a variable number of shares based predominately on a fixed monetary amount known at inception, and, as such, it is not treated as equity, but rather as a liability until such time that it is converted to AAG Common Stock. Accordingly, AAG Series A Preferred Stock outstanding at December 31, 2013 is included within the "Mandatorily convertible preferred stock and other bankruptcy settlement obligations" line on the Company's Consolidated Balance Sheets. Upon conversion of any remaining AAG Series A Preferred Stock on the 120th day after the Effective Date, all AAG Series A Preferred Stock will have been converted to AAG Common Stock and no AAG Series A Preferred Stock will then remain outstanding. As of February 19, 2014, approximately 107 million shares of AAG Series A Preferred Stock had been converted into an aggregate of 95 million shares of AAG Common Stock.
The Company's Single-Dip equity obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity contract obligations, representing the amount of total Single-Dip unsecured creditor obligations not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represent an unconditional obligation to transfer a variable number of shares based predominantly on a fixed monetary amount known at inception, and, as such, are not treated as equity, but rather as liabilities until the 120th day after emergence. At the 120th day after emergence, the Company will issue a variable amount of AAG Common Stock necessary to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through the 120th day after emergence, based on the volume weighted average price of the shares of AAG Common Stock at a 3.5% discount, as specified in the Plan and, subject to there being a sufficient number of shares remaining for issuance to unsecured creditors under the Plan.
In exchange for employees' contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim was approximately $1.7 billion. On the Effective Date, the Company made an initial distribution of $595 million in common stock and American paid approximately $300 million in cash to cover payroll taxes related to the equity distribution. As of December 31, 2013, the remaining liability to certain AMR labor groups and employees of $849 million is based upon the estimated fair value of the shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the trading price of AAG Common Stock at December 31, 2013. Increases in the trading price of AAG Common Stock after December 31, 2013, could cause a decrease in the fair value measurement of the remaining obligation, and vice-versa. The Company will record this obligation at fair value primarily through the 120th day after emergence, at which time the obligation will be materially settled.
4. Merger and Related Matters
Description of Transaction
As previously discussed in Note 2, on the Effective Date, the Debtors consummated their reorganization and the Merger pursuant to the Plan. The Merger has been accounted for as a business acquisition using the acquisition method of accounting in accordance with ASC 805, "Business Combinations," with AAG considered the acquirer of US Airways Group. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The acquisition values have also been reflected in US Airways Group's separate-entity financial statements as of December 9, 2013. The excess of the purchase price over the net fair value of assets and liabilities acquired was recorded as goodwill. Goodwill will not be amortized, but will be tested for impairment at least annually.
Slot Divestiture
As a stipulation for the Merger to be approved by the Department of Justice (DOJ), the Company was required to divest certain slots and LaGuardia Airport and Washington Regan National Airport. As of December 31, 2013, the Company recognized a gain of $67 million related to the sale the LaGuardia Airport slots, which has been included in Special items, net in the consolidated statement of operations. The relevant Washington Regan National Airport slots were classified as assets held for sale and included in Prepaid expenses and other on the Consolidated Balance Sheets.
Tax Matters
The Company experienced an "ownership change" in connection with its emergence from bankruptcy which under Section 382 could substantially constrain the use of a company’s NOL carryforwards and other tax attributes. However, the general limitation rules of Section 382 are liberalized where the ownership change occurs upon emergence from bankruptcy. While the Company anticipates taking advantage of these special rules that would permit the utilization of substantially all of the company’s NOL carryforwards, there can be no assurance that those special rules will apply. If the special rules do not apply, our ability to utilize our NOL carryforwards may be subject to limitation. See Note 11 for additional information related to tax matters.
Fair Value of Consideration Transferred
The fair value of the consideration transferred, or the purchase price, was derived as described below based on the outstanding shares of US Airways Group common stock at December 9, 2013, the exchange ratio of one share of AAG Common Stock for each share of US Airways Group common stock, and a price per share of AAG Common Stock of $22.55, which represented the closing price of US Airways Group common stock on December 6, 2013, the last day such shares traded on the New York Stock Exchange. US Airways Group equity awards outstanding at the close of the Merger converted into equity awards with respect to AAG Common Stock. Vested equity awards held by employees of US Airways Group are considered part of the purchase price.
(in millions except per share data)

Outstanding shares of US Airways Group Common Stock at December 9, 2013 exchanged	197.4
Exchange ratio	1.0
Assumed shares of AAG Common Stock	197.4
Price per share	$22.55
Fair value of AAG Common Stock issued	$4,451
Fair value of AAG equity awards issued in exchange for outstanding US Airways Group equity awards	$141
Total purchase price	$4,592
Allocation of Consideration Transferred
The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, "Business Combinations," with AAG treated as the acquirer of US Airways Group for accounting purposes. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is not amortized, but is tested for impairment at least annually.

(In millions)
Cash	$206
Short-term investments	3,517
Other current assets	1,459
Operating property and equipment	5,543
Goodwill	4,086
Identifiable intangibles	1,501
Other noncurrent assets	122
Long-term debt and capital leases, including current portion	(6,026)
Air traffic liability	(1,417)
Frequent flyer liability	(1,256)
Other liabilities assumed	(3,143)
Total purchase price	$4,592
The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than certain long-term debt assumed in the Merger. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized to estimate the fair value of US Airways’ aircraft and operating leases. The market approach included prices and other relevant information generated by market transactions involving comparable assets, as well as pricing guides and other sources. The Company considered the current market for the aircraft, the maintenance condition of the aircraft and the expected proceeds from the sale of the assets, among other factors. The Company also utilized the market approach to value certain intangible assets such as airport take-off and landing slots when sufficient market information was available. The income approach was primarily used to value intangible assets, including customer relationships, marketing agreements, certain international route authorities, and the US Airways logo and tradenames. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of US Airways’ Dividend Miles frequent flyer program liability was determined based on the equivalent ticket value of outstanding miles which were expected to be redeemed at December 9, 2013. The equivalent ticket value contemplates purchased tickets that have similar restrictions as frequent traveler awards. In accordance with ASC 805, the Company may periodically adjust the value of goodwill to reflect changes that occur as a result of adjustments during the measurement period following the date of acquisition.
Pro-forma Impact of the Merger
The AAG unaudited pro-forma results presented below include the effects of the US Airways acquisition as if it had been consummated as of January 1, 2012. The pro-forma results include the depreciation and amortization associated with the acquired tangible and intangible assets, lease fair value adjustments, elimination of any deferred gains or losses from other comprehensive income and the impact of income changes on profit sharing expense, among others. However, pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

	Year Ended December 31,
	2013	2012
	(In millions)
Revenue	$40,419	$38,620
Net loss	$(1,233)	$(1,239)

Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. These reclassifications do not impact the historic net income and are comprised principally of the following items:

•	Reclassifications between various operating income line items to conform the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of regional airline expenses.

•	Reclassifications between other nonoperating income (expense), net and operating expenses to conform the presentation of foreign currency gains and losses.
The following table summarizes the historical and revised financial statement amounts for AAG (in millions).

	Year Ended December 31,
	2012		2011
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$18,743	$18,743	$17,947	$17,947
Regional passenger	2,914	2,914	2,724	2,724
Cargo	675	669	709	703
Other	2,523	2,529	2,599	2,605
Total operating revenues	24,855	24,855	23,979	23,979
Operating expenses:
Aircraft fuel and related taxes	7,705	8,717	7,358	8,304
Salaries, wages and benefits	6,217	6,897	6,361	7,053
Regional expenses	3,028	—	3,009	—
Maintenance, materials and repairs	1,158	1,400	1,039	1,284
Other rent and landing fees	1,083	1,304	1,194	1,432
Aircraft rent	553	550	645	662
Selling expenses	1,058	1,050	1,102	1,062
Depreciation and amortization	845	1,015	915	1,086
Special items, net	386	387	756	725
Other	2,674	3,428	2,637	3,425
Total operating expenses	24,707	24,748	25,016	25,033
Operating income (loss)	148	107	(1,037)	(1,054)
Nonoperating income (expense):
Interest income	26	26	26	26
Interest expense, net of capitalized interest	(632)	(612)	(811)	(786)
Other, net	221	242	(39)	(47)
Total nonoperating expense, net	$(385)	$(344)	$(824)	$(807)
Additionally, the Company reclassified approximately $292 million from current to noncurrent liabilities as of December 31, 2012.
5. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries. As a result of the Merger, the Consolidated Financial Statements presented include the results of AMR and its wholly-owned subsidiaries, American and AMR Eagle, for periods ended prior to

December 9, 2013 and consolidated results of AAG, which includes American, AMR Eagle and US Airways Group, for periods ending on or after December 9, 2013. Accordingly, the Consolidated Financial Statements for the year ended December 31, 2013 include the accounts of US Airways Group for the 23 days ended December 31, 2013. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. All significant intercompany transactions have been eliminated.
Chapter 11 Matters
In accordance with GAAP, the Debtors applied ASC 852 "Reorganizations" (ASC 852), in preparing the Consolidated Financial Statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in Reorganization Items, Net on the accompanying Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 reorganization process as of December 31, 2012 were classified on the Consolidated Balance Sheet in Liabilities Subject to Compromise.
Certain of AMR's non-U.S. subsidiaries were not part of the Chapter 11 Cases. Since these non-US subsidiaries do not have significant transactions, AAG does not separately disclose the combined financial statements of such non-U.S. subsidiaries in accordance with the requirements of reorganization accounting.
In accordance with ASC 852, AAG did not meet the criteria for and will not adopt "fresh start" accounting as the reorganization value of AMR's assets, as determined based upon an estimate of the fair value of AMR's equity using the trading market price of US Airways Group and the amount of post-petition liabilities as of the Effective Date was greater than total pre-petition liabilities and expected allowed claims. As a result, AAG's assets and liabilities were not adjusted to fair value.
New Accounting Pronouncements
Effective January 1, 2013, the Company adopted revised guidance on the Comprehensive Income topic of the FASB Codification which requires an entity to present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income (loss) and the income statement line items affected by the reclassification. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2013, the Company adopted revised guidance on Balance Sheet topic of the FASB Codification, which clarifies the scope of disclosures about offsetting assets and liabilities. The clarification applies only to derivatives, repurchase agreements and reverse purchase agreements, and to certain securities borrowing and securities lending transactions, and not to ordinary trade receivables and payables. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.
Restricted Cash and Short-term Investments
The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers' compensation obligations, credit card processing holdback requirements.
Aircraft fuel, spare parts, and supplies, net
Aircraft fuel, spare parts, and supplies, are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.

Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
Goodwill
Goodwill represents the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed by AAG on December 9, 2013, in connection with the Merger. Goodwill will not be amortized but tested for impairment annually.
Other Intangibles, net
Intangible assets consist primarily of airport take-off and landing rights (Slots), customer relationships, market partners, international route authorities, and tradenames. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In connection with the application of acquisition accounting as of December 9, 2013, the intangible assets acquired from US Airways were measured at fair value using the market and income approaches. The Company utilized the market approach to value airport Slots, when sufficient market information was available, and included prices and other relevant information generated by market transactions involving comparable assets as well as pricing guides and other sources. The Company utilized the income approach to value the customer relationships and marketing agreements, certain international route authorities and the US Airways tradenames. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.
The following table provides information relating to the Company's amortized intangible assets as of December 31, 2013 and 2012 (in millions):

	2013	2012
Airport Slots	$332	$515
Customer relationships	300	—
Marketing agreements	105	—
Tradenames	35	—
Airport gate leasehold rights	155	155
Accumulated amortization	(373)	(509)
Total	$554	$161
     Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The customer relationships, marketing agreements and tradenames were identified as intangible assets subject to amortization and will be amortized over approximately nine years, 30 years and 15 months, respectively.
The Company recorded amortization expense related to these intangible assets of approximately $20 million, $25 million, and $27 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company expects to record annual amortization expense for the aforementioned definite-life intangible assets as follows (in millions):

	2014	2015	2016	2017	2018
Amortization expense	$79	$54	$48	$44	$40

The Company's indefinite-lived assets include certain international route authorities and domestic airport take-off and landing slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2013, and 2012, the Company had $1.8 billion and $708 million, respectively, of indefinite-lived intangible assets on its Consolidated Balance Sheet.

Operating Property and Equipment
Operating property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $47 million, $50 million and $40 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. The depreciable lives used for the principal depreciable asset classifications are:

Principal Depreciable Asset Classification	Depreciable Life
Jet aircraft and engines	16- 30 years
Other regional aircraft and engines	25 years
Major rotable parts, avionics and assemblies	Fleet end date
Improvements to leased flight equipment	Shorter of asset/leasehold improvement or lease end date
Buildings and improvements	Lesser of 5 - 30 years or lease term
Furniture, fixtures and other equipment	3-10 years: Ranges from computer hardware to furniture
Capitalized software	Lesser of 5 years or lease term
Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally 5% to 10%, except when guaranteed by a third-party for a different amount.
Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives. Lease terms vary but are generally 16 to 30 years for aircraft and three to 30 years for other leased equipment and property.
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset and the net book value of the asset exceeds its estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
Passenger Revenue
Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company's historical experience, and are recorded at the scheduled time of departure.
The Company purchases capacity, or ASMs, generated by the Company's wholly-owned regional air carriers and the capacity of Air Wisconsin Airlines Corporation (Air Wisconsin), Republic Airways Holdings' subsidiaries Republic Airlines (Republic) and Chautauqua Airlines (Chautauqua), Mesa Airlines, Inc. (Mesa), and SkyWest Airlines, Inc.'s subsidiaries Sky West Airlines (SkyWest) and ExpressJet Airlines (ExpressJet) in certain markets. The Company's wholly-owned regional air carriers and Air Wisconsin, Chautauqua, ExpressJet, Republic, Mesa, and SkyWest operate regional aircraft in these markets as part of either American Eagle carriers or US Airways Express. The Company classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by the Company for travel on these air carriers are also included in the Company's air traffic liability and are subsequently relieved in the same manner as described above.
Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the appropriate taxing authority.

Frequent Flyer Programs
The Company currently operates two frequent traveler programs, American's AAdvantage and US Airways' Dividend Miles. These programs award mileage credits to passengers who fly on American and oneworld carriers and US Airways and Star Alliance carriers, respectively, as well as certain other partner airlines that participate in the programs. Effective March 31, 2014, US Airways will join the oneworld alliance and exit the Star Alliance. At that point, frequent travel reciprocity will be discontinued for many Star Alliance airlines. Mileage credits can also be earned through purchases from other non-airline partners that participate in our respective loyalty programs. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case the Company pays a fee.
The Company uses the incremental cost method to account for the portion of our frequent flyer liability incurred when AAdvantage and Dividend Miles members earn mileage credits by flying on American, US Airways or its regional affiliates. The Company has an obligation to provide future travel when these mileage credits are redeemed and therefore has recorded a liability for mileage credits outstanding.
The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, the Company estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations as a part of passenger revenue.
The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost primarily includes unit costs incurred for fuel, food, and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In addition, the Company also includes in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from AAdvantage and Dividend Miles members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. These estimates are generally updated based upon our 12-month historical average of such costs.
The Company applied the acquisition method of accounting in connection with the Merger and therefore recorded the liability for outstanding US Airways mileage credits at fair value. As of December 31, 2013, the liability for outstanding mileage credits expected to be redeemed for future travel awards for US Airways under the Dividend Miles program was $932 million and is included on the consolidated balance sheets within Frequent flyer liability. This liability will be reduced as miles are redeemed and new miles earned will be recorded as a liability based on the incremental cost method discussed above.
As of December 31, 2013 the liability for outstanding mileage credits for the AAdvantage program was $580 million and is included on the consolidated balance sheets within Frequent flyer liability.
American and US Airways also sell frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, American and US Airways have used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since our adoption of Accounting Standards Update (ASU) No. 2009-13, "Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements" on January 1, 2011.
During the fourth quarter, American and Citibank amended their current AAdvantage co-branded credit card agreement which resulted in a material modification of the terms of the arrangement. Also, in connection with the acquisition of US Airways on December 9, 2013, a material modification occurred on all of US Airways' agreements in connection with the merger. Therefore, subsequent to the amendments of these arrangements, AAG will apply the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, American and US Airways identified five revenue elements for the co-branded credit card agreement with Citibank and Dividend Miles co-branded credit card agreement with Barclays: the transportation component; use of the American and US Airways’ brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding "the transportation component", the "marketing component").
The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.
The marketing component represents services provided to the Company's business partners and relates primarily to the use of American’s and US Airways’ logo and tradenames along with access to customers lists of AAdvantage and Dividend Miles members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.
Upon application of the relative selling price method in the fourth quarter for American’s Citibank modification, American reduced its travel component liability and recorded Other Revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, American and US Airways now defer less revenue per mile sold.
For American’s agreements where there has not been a material modification, it continues to apply the residual method.
As of December 31, 2013 and 2012, the Company had $1.5 billion and $1.2 billion, respectively in deferred revenue from the sale of mileage credits (recorded as Frequent flyer liability on the consolidated balance sheets). For the years ended December 31, 2013, 2012 and 2011, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $834 million, $725 million and $761 million, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.
Selling Expenses
Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising. Advertising expenses are expensed on a straight-line basis as incurred throughout the year. Advertising expense was $166 million, $153 million and $186 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Deferred Gains and Credits, net
Included within deferred gains and credits, net are amounts deferred and amortized into future periods associated with the adjustment of leases to fair value in connection with the application of acquisition accounting and certain vendor incentives.
Share-based Compensation
The Company accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 12 for further discussion of share-based compensation.
Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other nonoperating expense, net in AAG's Consolidated Statements of Operations. Foreign currency losses for 2013, 2012 and 2011 were $56 million, $41 million and $17 million, respectively.
Subsequent Events
In connection with preparation of the Consolidated Financial Statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2013 and identified items as set forth in Note 20 to AAG's Consolidated Financial Statements.

6. Special Items, Net
The following table summarizes the components of the Company's Special items, net, as of December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Restructuring and special charges:
Aircraft [1]	$33	$11	$744
Facilities and other fixed assets	7	14	12
Personnel costs [2]	166	361	—
Merger-related expenses:
Employee-related [3]	295	—	—
Professional fees	96	—	—
Slot divestiture [4]	(67)	—	—
Other	29	—	—
Special items, net	$559	$386	$756

(1)
Consists primarily of impairment charges to write-down certain Boeing 757 aircraft and certain related long-lived assets to their estimated fair value in connection with reclassification of these assets to held for sale.

(2)
Consists primarily of a $107 million fair value adjustment to the pilot long-term disability plan and a $43 million charge to benefits expense due to a reorganization related increase in workers' compensation claims in the applicable period including adverse developments on older claims. Charges in 2012 are in connection with voluntary and involuntary employee separations from the Company and were paid through the end of 2013.

(3)
Employee related expenses primarily consist of a $192 million charge resulting from the US Airways Group pilot MOU that became effective upon consummation of the Merger, $58 million in severance to satisfy certain separation agreements resulting from the Merger and professional fees and $56 million related to equity awards granted in connection with the Merger, partially offset by the cancellation of equity awards in connection with the Merger.

(4)	Recognition of a $67 million gain on the sale of slots at LaGuardia and Ronald Regan Washington National Airport as part of the settlement reached with the Department of Justice.
7. Investments and Fair Value Measurements
Short-term investments consisted of (in millions):

	December 31,
	2013	2012
Overnight Investments, Time Deposits and Repurchase Agreements	$177	$308
Corporate and Bank Notes	3,350	2,121
U.S. Government Agency and Treasury Obligations	1,513	545
Commingled Funds	3,069	435
Other	2	3
	$8,111	$3,412
Short-term investments at December 31, 2013, by contractual maturity included (in millions):

Due in one year or less	$5,257
Due between one year and three years	2,443
Due after three years	411
$8,111

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company's fuel derivative contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the year ended December 31, 2013.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$3,071	$3,071	$—	$—
Government agency investments	1,512	—	1,512	—
Repurchase agreements	170	—	170	—
Corporate obligations	2,750	—	2,750	—
Bank notes / Certificates of deposit / Time deposits	608	—	608	—
	8,111	3,071	5,040	—
Restricted cash and short-term investments [1]	1,035	979	56	—
Fuel derivative contracts, net [1]	109	—	109	—
Total	$9,255	$4,050	$5,205	$—

(1)
Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)
The Company's short-term investments mature in one year or less except for $250 million of Bank notes/Certificates of deposit/Time deposits, $511 million of U.S. Government agency investments and $2.1 billion of Corporate obligations.

A $56 million Level 1 restricted money market security was liquidated in August 2013. The cash proceeds were subsequently reinvested in a Level 2 U.S. Treasury Obligation. The Company's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
As of December 31, 2013, the Company had no exposure to European sovereign debt.

8. Commitments, Contingencies and Guarantees
Aircraft Acquisition Commitments
AAG had total aircraft acquisition commitments as of December 31, 2013 as follows:

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Airbus
A320 Family	52	43	25	20	—	—	140
A320 Neo	—	—	—	10	25	95	130
A330-200	3	—	—	—	—	—	3
A350 XWB	—	—	—	6	10	6	22
Boeing
737 Family	20	20	20	20	—	—	80
737 MAX	—	—	—	3	17	80	100
777-300 ER	6	2	2	—	—	—	10
787 Family	2	11	13	9	7	—	42
Bombardier
CRJ900	15	15	—	—	—	—	30
Embraer
ERJ175	—	24	24	12	—	—	60
Total	98	115	84	80	59	181	617
As of December 31, 2013, payments for the above purchase commitments and certain engines, and future lease payments for all leased aircraft, are presented in the table below (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Payments for above aircraft commitments and certain engines [1]	$3,794	$3,525	$3,382	$3,883	$4,961	$16,346	$35,891

(1)
These amounts are net of purchase deposits currently held by the manufacturers. The Company's purchase deposits totaled $1.1 billion as of December 31, 2013. American has granted Boeing a security interest in American's purchase deposits with Boeing.

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
In December 2013, American entered into agreements with Bombardier Inc. (Bombardier) and Embraer S.A. (Embraer) under which it plans to acquire 30 Bombardier CRJ900 aircraft to be delivered in 2014 and 2015 and 60 Embraer E175 aircraft to be delivered between 2015 and 2017. The agreement also provides for the option to purchase up to 40 additional CRJ900 aircraft and 90 additional E175 aircraft.

Facility and support commitments
The Company has contracts related to facility construction or improvement projects, primarily at airport locations as well as information technology support. The contractual obligations related to these contracts are presented in the table below (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Facility construction or improvement contracts	$34	$21	$—	$—	$—	$—	$55
Information technology support contract	129	118	104	87	87	74	599
Capacity Purchase Agreements with Third-Party Regional Carriers
As of December 31, 2013, the Company's capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2014 to 2025, with rights of American or US Airways, respectively, to extend the respective terms of each agreement.
The Company has entered into agreements with the third-party regional carriers that operate certain of their aircraft using American’s or US Airways’ flight designator codes. American or US Airways, respectively, controls the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retains all revenues associated with revenue flights by those aircraft. American or US Airways pays the third-party regional carriers an amount, as defined in the applicable agreement, based on the airlines’ costs of operating those flights and other factors intended to approximate market rates for those services. As of December 31, 2013, the Company's minimum fixed obligations under its capacity purchase agreements with third-party regional airlines were as follows (approximately, in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Minimum fixed obligations under its capacity purchase agreements with third-party regional carriers [1]	$1,666	$1,678	$1,537	$1,249	$1,061	$5,005	$12,196

(1)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially. These obligations also include the portion of the Company's future obligations related to aircraft deemed to be leased in the amount of approximately $317 million in 2014, $289 million in 2015, $220 million in 2016, $186 million in 2017, $143 million in 2018 and $261 million in 2019 and thereafter.

Operating Leases
The Company leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2013, the Company had 508 aircraft under operating leases, with remaining terms ranging from one month to approximately 14 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.
As of December 31, 2013, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Future minimum lease payments [1]	$2,267	$1,934	$1,751	$1,650	$1,426	$6,664	$15,692
(1) As of December 31, 2013, $322 million is included on the accompanying balance sheet in Accrued liabilities and Deferred gains and credits, net relating to rent expense being recorded in advance of future operating lease payments.
Rent expense, excluding landing fees, was $1.7 billion, $1.4 billion and $1.6 billion in 2013, 2012 and 2011, respectively.

Sale-leaseback Arrangements
During 2013, American financed 31 Boeing 737-800 and three 777-300ER aircraft under sale-leaseback arrangements, which are accounted for as operating leases. Gains and losses associated with these sale-leaseback transactions are amortized over the respective remaining lease term and are included in the consolidated balance sheets as deferred gains and prepaid rent, respectively.
American has entered into sale-leaseback arrangements with certain leasing companies to finance 20 Boeing 737-800 scheduled to be delivered beginning in January 2014. The financings of each aircraft under these arrangements are subject to certain terms and conditions.
Off-Balance Sheet Arrangements
Aircraft
AAG has 185 owned aircraft and 144 leased aircraft which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed AAG to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AAG.
Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AAG's election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to American or US Airways, as applicable. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, AAG, American or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American or US Airways and in certain instances are guaranteed by AAG or US Airways Group, as applicable. As of December 31, 2013, $6.0 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, AAG evaluated whether the leases had characteristics of a variable interest entity and concluded the leasing entities met the criteria for variable interest entities. AAG generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates AAG to absorb decreases in value or entitles AAG to participate in increases in the value of the aircraft. AAG does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fair market value or a fixed price purchase option that allows AAG to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft's fair value at the option date. Under this feature, AAG does not participate in any increases in the value of the aircraft. AAG concluded it was not the primary beneficiary under these arrangements. Therefore, AAG accounts for its EETC leveraged lease financings as operating leases. AAG's total future obligations under these leveraged lease financings are $2.1 billion as of December 31, 2013, which are included in the future minimum lease payments table above.
Special Facility Revenue Bonds
AAG guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to AAG. Under such leases, AAG is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. To the extent these transactions were committed to prior to May 21, 1998, they are accounted for as operating leases. Approximately $498 million of the special facility revenue bonds, with total future payments of approximately $715 million as of December 31, 2013, are guaranteed by AAG, American, US Airways Group or US Airways. Approximately $112 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds in 2014. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or are considered prepaid facility rentals and would reduce future operating lease commitments.

Legal Proceedings
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order approving and confirming the Debtors' Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claim reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claim reserve amount of approximately $755 million. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the 756 million shares contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be terminated without liability to American. The Bankruptcy Court has not yet ruled on this matter and we cannot predict whether American will receive relief from any of these obligations.
Government Antitrust Actions. On August 13, 2013, the U.S. government, along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the plaintiff states), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires the carriers to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for ten years certain rights and assets consisting of 52 Slot pairs at Washington Reagan National Airport, and 17 Slot pairs at LaGuardia, in each case together with and associated gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from Washington Reagan National Airport
Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the Plaintiffs moved to amend their complaint to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Trial is set for June 2014. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
US Airways Sabre Matter. On April 21, 2011, US Airways Inc. filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011 allowing two of the four counts in the complaint to proceed. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.
General. The Company and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of the Company. Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain.
Guarantees and Indemnifications
US Airways assigned to Delta a lease agreement with the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. A portion of the rental payments under the lease are used to repay special revenue bonds issued by the Port Authority. The revenue bonds have a final scheduled maturity in 2015 and had an outstanding principal amount of approximately $43 million at December 31, 2013. Pursuant to the terms of the lease assignment, US Airways is contingently liable for Delta's obligations, as assignee, under the lease agreement in the event Delta fails to perform such obligations including, without limitation, the payment of all rentals and other amounts due under the lease agreement. US Airways has the right to cure any failure by Delta to perform its obligations under the lease agreement and, in addition, US Airways has the right to reoccupy the terminal if it so chooses to cure any such default.
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
The Company's loan agreements and other London Interbank Offered Rate (LIBOR)-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company's loan agreements, derivative contracts and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.
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
Under certain contracts with third parties, the Company indemnifies the third-party against legal liability arising out of an action by the third-party, or certain other parties. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. The Company has liability insurance protecting the Company for some of the obligations it has undertaken under these indemnities.
The Company is involved in certain claims and litigation related to its operations. The Company is also subject to regulatory assessments in the ordinary course of business. The Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. In the opinion of management, liabilities, if any, arising from these regulatory matters, claims and litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows, after consideration of available insurance.
Venezuela Cash and Short-term Investments
The business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of December 31, 2013, approximately $710 million of our unrestricted cash balance was held as Venezuelan bolivars, valued at a weighted average rate of 6.04 bolivars to the dollar. The period of time to exchange those funds into dollars and repatriate them has been increasing and is presently more than a year. On January 23, 2014, the Venezuelan government issued a regulation to implement a new system for determining the exchange rate based on the result of limited periodic sales of dollars known as Sicad auctions (currently 11.80 to the dollar based on the February 21, 2014 Sicad auction) for repatriation of income from future ticket sales, and introduced new procedures for approval of conversion and repatriation of local currency. The government also enacted a new law effective February 19, 2014 that authorizes additional methods of exchanging Venezuelan bolivars at rates other than the controlled base rate of 6.3 to the dollar or the existing Sicad auction rate, but the regulations necessary to implement the law are still pending and it is not clear at this point whether or how the new methods may impact the pending balances of Venezuelan bolivars held by airlines. We are working with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion on currency risks.

Other
In 2010, American and Japan Airlines entered into a JBA under which, amongst other things, American provided Japan Airlines a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. As of December 31, 2013, American reached an agreement with JAL to settle the liability at an amount already recorded.
In the fourth quarter of 2012, the Company entered into a settlement agreement resolving a commercial dispute. The settlement agreement includes two elements which were valued at relative fair value and will be recognized when earned. The Company determined that the settlement includes a litigation gain of $280 million, which was valued using future cash flows and recognized in the fourth quarter of 2012. The settlement also includes an incentive which is contingent upon signing a future contract and will be recognized over the term of the future contract. The contract was signed in January, 2014.
As a result of the Terrorist Attacks and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2013, the remaining liability and the amount of the offsetting receivable were each $1.0 billion.

9. Indebtedness and Leases
Long-term debt and capital lease obligations included in the Consolidated Balance Sheets consisted of (in millions):

	December 31, 2013	December 31, 2012
Secured
American
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00%-9.00% at December 31, 2013)	$2,111	$3,297
Enhanced equipment trust certificates (EETCs) due through 2025 (fixed rates from 4.00%-7.00% at December 31, 2013)	3,516	1,741
7.00%-8.50% special facility revenue bonds due through 2031	1,282	1,313
Senior secured credit facility due 2019 (rate of 3.75% at December 31, 2013)	1,882	—
7.50% senior secured notes due 2016	1,000	1,000
AAdvantage Miles advance purchase (net of discount of $40 million) (effective rate 8.30%)	611	772
Other secured obligations, fixed interest rates ranging from 5.20% to 12.20%, maturing from 2014 - 2035	380	412
Total American secured debt	10,782	8,535
US Airways Group (Assumed)
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 4.00%, installments through 2019	1,000	—
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.25%, installments through 2016	600	—
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.56% to 8.48%, maturing from 2013 to 2029	1,330	—
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.95% to 11.00%, maturing from 2014 to 2025	2,515	—
Other secured obligations, fixed interest rates ranging from 5.20% to 8.00%, maturing from 2015 to 2021	47	—
Total US Airways Group secured debt	5,492	—
Total AAG secured debt	16,274	8,535
Unsecured
US Airways Group (Assumed)
6.125% senior notes, interest only payments until due in 2018	500	—
7.25% convertible senior notes, interest only payments until due in 2014	22	—
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	—
Total US Airways Group unsecured debt	551	—
Total AAG unsecured debt	551	—
Total long-term debt and capital lease obligations	16,825	8,535
Less: total unamortized debt discount	26	—
Less: current maturities	1,446	1,419
Long-term debt and capital lease obligations, less current maturities	$15,353	$7,116
For information regarding the liabilities subject to compromise as of December 31, 2012, see Note 2 to AAG's Consolidated Financial Statements.

Indebtedness
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts, hangar and maintenance facilities, route authorities and airport Slots. At December 31, 2013, the maturities of long-term debt and capital leases are as follows (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Total Principal Amount	$1,446	$1,325	$2,733	$1,223	$1,756	$8,412	$16,895
At December 31, 2013, the Company was operating 28 jet aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years.
As of December 31, 2013, AAG had issued guarantees covering approximately $1.3 billion of American's tax-exempt bond debt (and interest thereon) and $4.7 billion of American's secured debt (and interest thereon).
In connection with the Merger and pursuant to the Plan on December 9, 2013, (i) the Company and American entered into a joinder to loan agreement and became co-obligors of US Airways Group's $1.6 billion 2013 Citicorp Credit Facility, (ii) the Company and American entered into a second supplemental indenture that guarantee the payment obligations associated with the US Airways Group's 6.125% Notes, due in 2018 (the 6.125% senior notes) and (iii) the Company entered into a second supplemental indenture which allows for the conversion into AAG Common Stock the US Airways Group's 7.25% Convertible Notes, due in 2014 (the 7.25% notes).
2013-1 EETCs (American)
On March 12, 2013, American closed its private offering of two tranches of enhanced equipment trust certificates (the Series 2013-1A/B EETCs) in the aggregate face amount of $664 million. The Series 2013-1A/B EETCs are comprised of a senior tranche of Class A Certificates with an interest rate of 4.00% per annum and a final expected distribution date of July 15, 2025, and a junior tranche of Class B Certificates with an interest rate of 5.625% per annum and a final expected distribution date of January 15, 2021. The Series 2013-1A/B EETCs represent an interest in the assets of two separate pass through trusts, each of which hold equipment notes issued by American. Interest on the issued and outstanding equipment notes will be payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2013, and principal on such equipment notes is scheduled for payment on January 15 and July 15 of certain years, commencing on January 15, 2014. As of December 31, 2013, the equipment notes are secured by eight currently owned Boeing 737-823 aircraft, one currently owned Boeing 777-223ER aircraft, and four currently owned Boeing 777-323ER aircraft. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act of 1933, as amended (the Securities Act).
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
2013-2 EETCs (American)
The Company filed a motion with the Bankruptcy Court on October 9, 2012 requesting entry of an order authorizing American to, among other things: (i) obtain post-petition financing in an amount of up to $1.5 billion secured on a first priority basis by, among other things, up to 41 Boeing 737-823 aircraft, 14 Boeing 757-223 aircraft, one Boeing 767-323ER aircraft and 19 Boeing 777-223ER aircraft as part of a new enhanced equipment trust certificate (EETC) financing (the Refinancing EETC) to be offered pursuant to Rule 144A under the Securities Act, and (ii) use cash on hand (including proceeds of the Refinancing EETC) to indefeasibly repay the existing pre-petition obligations secured by such aircraft, as applicable, which are currently financed through, as the case may be, an EETC financing entered into by American in July 2009 (the Series 2009-1 Pass Through Certificates), a secured notes financing entered into by American in July 2009 (the 2009-2 Senior Secured Notes) and an EETC financing entered into by American in October 2011 (the Series 2011-2 Pass Through Certificates and, together with the Series 2009-1 Pass Through Certificates and the 2009-2 Senior Secured Notes, the Existing Financings), in each case without the payment of any make-whole amount or other premium or prepayment penalty.

The Bankruptcy Court approved the motion on January 17, 2013 and entered an order (the EETC Order) to such effect on February 1, 2013. The trustees for the Existing Financings appealed the EETC Order and judgments rendered in certain related adversary proceedings. The appeals (the Appeals) were briefed and oral argument before the United States Court of Appeals for the Second Circuit (the Second Circuit) was heard on June 20, 2013. On September 12, 2013, the Second Circuit fully affirmed the Company's right to repay the Existing Financings without the payment of any make-whole amount or other premium or prepayment penalty. On September 26, 2013, the trustees for the Existing Financings filed a petition for an en banc rehearing of the Appeals by the Second Circuit. On November 18, 2013, the Second Circuit denied such request for rehearing. On February 12, 2014, the trustees for the Existing Financings filed a petition for certiorari to the Supreme Court. American intends to continue to assert vigorously its right to repay the Existing Financings without the payment of any make-whole amounts or other premium or prepayment penalty.
On July 31, 2013, the Company closed its private offering of the Refinancing EETC (the Series 2013-2A EETC) in the aggregate face amount of $1.4 billion with an interest rate of 4.95% per annum and a final expected distribution date of January 15, 2023. In September 2013, American repaid the Existing Financings, including securities tendered to the Company under a tender offer for the Existing Financings that commenced on June 27, 2013, and received the proceeds from the Series 2013-2A EETC. In conjunction with the repayment of the Existing Financings, the Company incurred cash charges of $19 million, included in Interest expense, net of capitalized interest and a charge of $54 million, included in Miscellaneous, net, of which $21 million is cash, related to the premium on tender for the Existing Financings, and $33 million is non-cash, related to the write-off of unamortized issuance costs. The 2013-2A EETC represents an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-2A EETC is secured by the same aircraft previously used to secure the Existing Financings. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
On November 27, 2013, American closed its private offering of Class B enhanced equipment trust certificates (the Series 2013-2B EETCs) in the aggregate face amount of $512 million. The Series 2013-2B EETCs rank junior to the Series 2013-2A EETCs. The Series 2013-2B EETCs were issued with an interest rate of 5.60% per annum and a final expected distribution date of July 15, 2020. The 2013-2B EETCs represent an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-2B EETCs are secured by the same aircraft securing the Series 2013-2A EETCs. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
On December 20, 2013, American closed its private offering of Class C enhanced equipment trust certificates (the Series 2013-2C EETCs) in the aggregate face amount of $256 million. The Series 2013-2C EETCs generally rank junior to the Series 2013-2A and 2B EETCs. The Series 2013-2C EETCs were issued with an interest rate of 6.00% per annum and a final expected distribution date of January 15, 2017. The 2013-2C EETCs represent an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-2C EETCs are secured by the same aircraft securing the Series 2013-2A and 2B EETCs. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
Credit Facilities (American)
On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the Credit Agreement) with certain lenders. The Credit Agreement provides for a $1.9 billion term loan facility (the Term Loan Facility) and a $1.0 billion revolving credit facility (the Revolving Facility and, together with the Term Loan Facility, the Credit Facilities). As of December 31, 2013, American had borrowed $1.9 billion under the Term Loan Facility. The Credit Facilities are secured obligations of American and guaranteed by AAG. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of December 31, 2013, there were no borrowings outstanding under the Revolving Facility.
Upon consummation of the Merger, US Airways Group and US Airways joined the Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the Credit Facilities were automatically increased. The Term Loan Facility and Revolving Facility mature on June 27, 2019 and June 27, 2018, respectively, unless otherwise extended by the applicable parties. The Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the Term Loan Facility.
Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following December 27, 2013. Mandatory prepayments at par of term loans and revolving loans are required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, if a "change of control" (as defined in the Credit Agreement) occurs, American will, absent an amendment or waiver, be required to repay at par the loans outstanding under the Credit Facilities and terminate the Revolving Facility.
The Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75% with respect to the Term Loan) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the Term Loan Facility and the Revolving Facility. Subject to certain limitations and exceptions, the Credit Facilities are secured by certain collateral, including liens on certain route authorities to operate between certain specified cities, certain take-off and landing rights at certain airports and American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the Credit Facilities as more fully described below in "Collateral Related Covenants".
The Credit Facilities contain events of default customary for similar financings, including cross-acceleration to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facilities may be accelerated and become due and payable immediately. The Credit Facilities also include covenants that, among other things, require AAG and its restricted subsidiaries to maintain a minimum aggregate liquidity (as defined in the Credit Agreement) of not less than $2.0 billion and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
Senior Secured Notes (American)
In March 2011, American issued $1.0 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed on an unsecured basis by AAG. In connection with the closing of the Merger, US Airways and US Airways Group entered into a First Supplemental Indenture, dated as of December 9, 2013, pursuant to which US Airways and US Airways Group became guarantors. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. As is customary for financings of this nature, the indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain route authorities, airport landing and takeoff slots, and rights to use or occupy space in airport terminals, in each case that American uses to operate non-stop services between certain airports and American is required maintain a certain minimum ratio of appraised value of the collateral to the outstanding amounts under the Senior Secured Notes as more fully described below in "Collateral Related Covenants."
American, at its option, may redeem some or all of the Senior Secured Notes at any time on or after March 15, 2013, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2013, American, at its option, may redeem some or all of the Senior Secured Notes at a redemption price equal to 100% of their principal amount plus a "make-whole" premium and accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2014, American, at its option, may redeem (1) up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest, if any, and (2) during any 12-month period, up to 10% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of their principal amount, plus accrued and unpaid interest, if any. If American sells certain assets or if a "change of control" (as defined in the indenture) occurs, American must offer to repurchase the Senior Secured Notes at prices specified in the indenture.
The indenture for the Senior Secured Notes includes covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. The indenture for the Senior Secured Notes also contains events of default customary for similar financings, including cross-default to certain material indebtedness of American. Upon the occurrence of certain events of default, the Senior Secured Notes may be accelerated and become due and payable.
Senior Convertible Notes (AMR Corporation)
On November 29, 2013, the substantially all holders of AMR Corporation's 6.25% senior convertible notes elected to convert their notes into shares of AMR common stock (as an allowed AMR equity interest). Notes for which conversion was not elected prior to the deadline of November 29, 2013 remain in the pool of general unsecured claims to be settled pursuant to the Plan.

Other Financing Transactions (American)
In June 2013, American remarketed approximately $216 million of Tulsa Municipal Airport Revenue Refunding Bonds Trust Series 2000B, 2001A, and 2001B due June 1, 2035 (Series 2000B) and December 1, 2035 (Series 2001 A&B).
Citibank Advanced Purchase Agreement (American)
In 2009, American entered into an arrangement under which Citibank paid to American $1.0 billion in order to pre-purchase AAdvantage Miles (the Pre-Purchase Miles) under American's AAdvantage frequent flier loyalty program (the Pre-Purchase). Approximately $890 million of the Pre-Purchase proceeds was accounted for as a loan from Citibank with the remaining $110 million recorded as Deferred Revenue in Other liabilities and deferred credits.
To effect the Pre-Purchase, American and Citibank entered into an Amended and Restated AAdvantage Participation Agreement (as so amended and restated, the Amended Participation Agreement). Under the Amended Participation Agreement, American agreed that it would apply in equal monthly installments, over a five year period beginning on January 1, 2012, the Pre-Purchase Miles to Citibank cardholders' AAdvantage accounts.
Pursuant to the Pre-Purchase, Citibank has been granted a first-priority lien on certain of American's AAdvantage program assets. Commencing on December 31, 2011, American has the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank that have not already been satisfied by the award of Pre-Purchase Miles to Citibank cardholders' accounts. American is also obligated, in certain circumstances (including certain specified termination events under the Amended Participation Agreement, certain cross defaults and cross acceleration events, and if any Pre-Purchase Miles remain at the end of the term) to repay in cash all outstanding amounts owed Citibank.
The Amended Participation Agreement includes provisions that grant Citibank the right to use Pre-Purchase Miles on an accelerated basis under specified circumstances.
2013 Citicorp Credit Facility (US Airways)
US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp Credit Facility agreement dated as of May 23, 2013. In connection with the closing of the Merger, AAG and American entered into a joinder to the 2013 Citicorp Credit Facility loan agreement pursuant to which AAG and American became guarantors under such agreement.
The 2013 Citicorp Credit Facility consists of $1.0 billion of tranche B-1 term loans (Tranche B-1) and $600 million of tranche B-2 term loans (Tranche B-2). Voluntary prepayments may be made by US Airways Group at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following January 16, 2014. Mandatory prepayments of the term loans are required to the extent necessary to comply with US Airways Group’s covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, under the 2013 Citicorp Credit Facility agreement, if a "change of control" (as defined in the 2013 Citicorp Credit Facility agreement) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment.
The 2013 Citicorp Credit Facility agreement bears interest at an index rate plus an applicable index margin or, at US Airways' option, LIBOR (subject to an original floor of 1.00%) plus an applicable LIBOR margin. As of December 31, 2013, the interest rate was 4.00% based on a 3.00% LIBOR margin for Tranche B-1 and 3.25% based on a 2.25% LIBOR margin for Tranche B-2.
In January 2014, US Airways amended the 2013 Citicorp Credit Facility agreement to lower the applicable LIBOR margin from 3.00% to 2.75% for Tranche B-1. In addition, the LIBOR floor was reduced from 1.00% to 0.75% on both Tranche B-1 and Tranche B-2.
Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.
The obligations of US Airways under the 2013 Citicorp Credit Facility are secured by liens on certain route authorities, certain take-off and landing rights at certain airports and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility agreement as more fully described below in "Collateral Related Covenants".
The 2013 Citicorp Credit Facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require AAG and its restricted subsidiaries to maintain unrestricted liquidity of not less than $2.0 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp Credit Facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions, enter into certain hedging transactions, and engage in certain business activities, in each case subject to certain exceptions. The 2013 Citicorp Credit Facility agreement contains events of default customary for similar financings, including a cross default provision to certain other material indebtedness of US Airways and certain of its affiliates. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp Credit Facility may be accelerated and become due and payable immediately.
2013-1 EETCs (US Airways)
In April 2013, US Airways created two pass-through trusts which issued approximately $820 million aggregate face amount of Series 2013-1 Class A and Class B EETCs in connection with the financing of 18 Airbus aircraft scheduled to be delivered from September 2013 to June 2014. The 2013-1 EETCs represent fractional undivided interests in the respective pass-through trusts and are not obligations of US Airways. Proceeds received from the sale of EETCs are initially held by a depository in escrow for the benefit of the certificate holders until US Airways issues equipment notes to the trust, which purchases the notes with a portion of the escrowed funds. These escrowed funds are not guaranteed by US Airways and are not reported as debt on US Airways' condensed balance sheet because the proceeds held by the depository are not US Airways' assets.
As of December 31, 2013, $261 million of the escrowed proceeds from the 2013-1 EETCs have been used to purchase equipment notes issued by US Airways in two series: Series A equipment notes in the amount of $198 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $63 million bearing interest at 5.375% per annum. Interest on the equipment notes is payable semiannually in May and November of each year, and began in November 2013. Principal payments on the equipment notes are scheduled to begin in November 2014. The final payments on the Series A and Series B equipment notes will be due in November 2025 and November 2021, respectively. US Airways' payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The net proceeds from the issuance of these equipment notes were used to finance six Airbus aircraft delivered in 2013. The equipment notes are secured by liens on aircraft. The remaining $559 million of escrowed proceeds will be used to purchase equipment notes as new aircraft are delivered.
2012-2 EETCs (US Airways)
The net proceeds from the issuance of the 2012-2 EETCs were used to purchase equipment notes issued by US Airways in three series: Series A equipment notes in the amount of $418 million bearing interest at 4.625% per annum, Series B equipment notes in the amount of $128 million bearing interest at 6.75% per annum and Series C equipment notes in the amount of $100 million bearing interest at 5.45% per annum. Interest on the equipment notes is payable semiannually in June and December of each year and began in June 2013 for Series A and Series B, and December 2013 for Series C. Principal payments on the Series A and Series B equipment notes began in December 2013. The final payments on the Series A equipment notes, Series B equipment notes and Series C equipment notes will be due in June 2025, June 2021 and June 2018, respectively. US Airways' payment obligations under the equipment notes are fully and unconditionally guaranteed by US Airways Group. The only principal payments due on the Series C equipment notes are the principal payments that will be due on the final payment date. The net proceeds from the issuance of these equipment notes were used to finance 11 Airbus aircraft delivered from May 2013 through October 2013. The equipment notes are secured by liens on aircraft.
2012-1 EETCs (US Airways)
In the first quarter of 2013, US Airways issued $183 million of equipment notes in three series under its 2012-1 EETCs completed in May 2012: Series A equipment notes in the amount of $111 million bearing interest at 5.90% per annum, Series B equipment notes in the amount of $37 million bearing interest at 8% per annum and Series C equipment notes in the amount of $35 million bearing interest at 9.125% per annum. The equipment notes are secured by liens on aircraft.

Industrial Development Revenue Bonds (US Airways)
The industrial development revenue bonds are due April 2023. Interest at 6.30% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date, in whole or in part, on any interest payment date at a redemption price of 100%.
6.125% Senior Notes (US Airways)
The 6.125% Senior Notes bear interest at a rate of 6.125% per annum, which is payable semi-annually on each June 1 and December 1 and began December 1, 2013. The 6.125% senior notes mature on June 1, 2018 and are fully and unconditionally guaranteed by US Airways. In connection with the closing of the Merger, AAG and American provided a full and unconditional guarantee of the payment obligations of US Airways Group under the 6.125% senior notes. The 6.125% senior notes are general unsecured senior obligations of the Company.
7.25% Convertible Notes (US Airways)
The 7.25% notes bear interest at a rate of 7.25% per annum, which shall be payable semi-annually in arrears on each May 15 and November 15. The 7.25% notes mature on May 15, 2014.
In connection with the closing of the Merger the 7.25% notes have become convertible into cash, shares of AAG Common Stock or a combination thereof at the Company's election. AAG fully and unconditionally guaranteed all of the payment obligations of US Airways Group under the 7.25% notes.
Holders may convert their 7.25% notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for the 7.25% notes. The initial conversion rate for the 7.25% notes is 218.8184 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $4.57 per share). Such conversion rate is subject to adjustment in certain events.
As the 7.25% notes can be settled in cash upon conversion, for accounting purposes, the 7.25% notes were bifurcated into a debt component that was initially recorded at fair value and an equity component. The following table details the debt and equity components recognized related to the 7.25% notes (in millions):

December 31, 2013
Principal amount of 7.25% convertible senior notes	$22
Unamortized discount on debt	—
Net carrying amount of 7.25% convertible senior notes	22
Additional paid-in capital	$88
At December 31, 2013, the remaining period over which the unamortized discount will be recognized is 0.4 years.
At December 31, 2013, the if-converted value of the 7.25% notes exceeded the principal amount by $101 million.
Collateral Related Covenants
Certain of American's and US Airways’ debt financing agreements contain loan to value ratio covenants and require American and US Airways under their respective financing agreements to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, American or US Airways is required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.

Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) the Senior Secured Notes and (2) the Credit Facilities, and US Airways is required to meet a collateral coverage test on a periodic basis on the 2013 Citicorp Credit Facility, in each case as described below:

	Senior Secured Notes	Credit Facilities	2013 Citicorp Credit Facility
Frequency of Appraisals of Appraised Collateral	Semi-Annual (June and December)	Semi-Annual (June and December)	Once per Fiscal Year [1]
LTV Requirement
1.5x Collateral valuation to
amount of debt outstanding (equivalent to maximum LTV of 67%); failure to meet collateral test results in American paying 2% additional interest until the ratio is at least 1.5x; additional collateral can be posted, or debt repaid, to meet this test

1.6x Collateral valuation to
amount of debt outstanding
(equivalent to maximum LTV of 62.5%); if collateral test is not met, American must post additional collateral and/or repay debt until the test is met

1.5x Collateral valuation to
amount of debt outstanding (equivalent to maximum LTV of 67%); if collateral test is not met, US Airways must deposit additional unrestricted cash, post additional collateral, repay debt or any combination of the foregoing until the test is met

LTV as of Last Measurement Date	38.8%	33.8%	60.7%
Collateral Description	Generally, certain route authorities, Slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita/Haneda, and China	Generally, certain route authorities, Slots, and rights to airport facilities used by American to operate all services between the U.S. and South America
Generally, certain route authorities, certain Slots (e.g., Washington Reagan, LaGuardia and London), accounts receivable, certain engines, certain spare parts and ground service equipment, certain simulators, certain leasehold real estate assets and cash

(1)	With respect to spare parts, one physical appraisal and one desktop appraisal are required in each fiscal year.
At December 31, 2013, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes, the Credit Facilities and the 2013 Citicorp Credit Facility.
Cash payments for interest, net of capitalized interest, were $713 million, $485 million and $747 million for 2013, 2012 and 2011, respectively.
10. Financial Instruments and Risk Management
Fuel Price Risk Management
As of December 31, 2013, American had fuel derivative contracts outstanding covering 22 million barrels of jet fuel that will be settled over the next eighteen months. The Company does not hold or issue derivative financial instruments for trading purposes. The Company has not entered into any fuel hedges since the Effective Date and its current policy is not to do so.
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
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the

Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. Subsequently, any changes in the fair value of these derivatives are marked to market through earnings in the period of change.
For the years ended December 31, 2013, 2012 and 2011, American recognized net gains/(losses) of approximately $(12) million, $4 million and $341 million, respectively, as a component of Aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at December 31, 2013 and 2012, representing the amount American would receive upon termination of the agreements (net of settled contract assets), totaled $107 million and $62 million, respectively. As of December 31, 2013, American estimates that during the next twelve months it will reclassify from Accumulated other comprehensive income (loss) into earnings approximately $45 million in net gains (based on prices as of December 31, 2013) related to its fuel derivative hedges.
The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s Consolidated Statements of Operations is depicted below (in millions):

	Location in Consolidated Statements of Operations	Year Ended December 31,
		2013	2012	2011
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Aircraft fuel	$(34)	$3	$313
Amount of Gain (Loss) Recognized in Income on Derivative [2]	Aircraft fuel	22	1	28
Amount of Gain (Loss) Recognized in Consolidated Statements of Operations [3]	Aircraft fuel	$(12)	$4	$341
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)
The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s Consolidated Statements of Comprehensive Income is depicted below (in millions):

	Location	Year Ended December 31,
		2013	2012	2011
Amount of (Gain) Loss Reclassified from Accumulated OCI into Income [1]	Reclassification into Earnings	$34	$(3)	$(313)
Amount of Gain (Loss) Recognized in OCI on Derivative [1]	Change in Fair Value	(2)	(12)	190
Amount of Gain (Loss) Recognized in Consolidated Statements of Comprehensive Income		$32	$(15)	$(123)
(1)    Includes the effective portion of hedge gain (loss)

While certain of the Company's fuel derivatives are subject to enforceable master netting agreements with its counterparties, the Company does not offset its fuel derivative assets and liabilities in its Consolidated Balance Sheets. Certain of these agreements would also allow for the offsetting of fuel derivatives with interest rate derivatives. The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company's Consolidated Balance Sheets, and the impact of offsetting aircraft fuel derivative instruments, is depicted below (in millions):

	As of December 31,
	2013	2012
Gross Asset [1]	$109	$65
Gross Liability [2]	—	—
Net Recognized Asset (Liability) in Balance Sheet	109	65

Gross Asset (Liability) Offset in Balance Sheet:
Financial Instruments	—	—
Cash Collateral Received (Posted) [3]	—	—
Net Amount	$109	$65

(1)	Fuel derivative assets are included in Fuel derivative contracts on the accompanying Consolidated Balance Sheets.

(2)	Fuel derivative liabilities are included in Accrued liabilities on the accompanying Consolidated Balance Sheets.

(3)	As of December 31, 2013, the Company had posted cash collateral of an immaterial amount.
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
In connection with the Merger, US Airways debt was recorded at fair value using the acquisition method of accounting in accordance with ASC 805, "Business Combinations". See Note 4 to AAG's Consolidated Financial Statements for additional information.
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate debt	$2,111	$2,116	$3,297	$3,143
Enhanced equipment trust certificates	3,516	3,617	1,741	1,811
6.0%-8.5% special facility revenue bonds	1,282	1,358	1,313	1,308
7.5% senior secured notes	1,000	1,034	1,000	1,074
Senior secured credit facility due 2019 (rate of 4.75% at December 31, 2013)	1,882	1,896	—	—
AAdvantage Miles advance purchase	611	617	772	779
Other secured obligations, fixed interest rates ranging from 5.20% to 12.20%, maturing from 2014 - 2035	380	380	412	412
US Airways long-term debt, net	6,017	6,017	—	—
	$16,799	$17,035	$8,535	$8,527
The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	December 31, 2012
	Carrying Value	Fair Value
Secured variable and fixed rate debt	$172	$154
6.0%-8.5% special facility revenue bonds	186	186
Convertible notes	460	400
Debentures	214	112
Notes	166	33
	$1,198	$885
All of the Company’s long term debt classified as subject to compromise as of December 31, 2012 is classified as Level 2.
The Company is also party to certain interest rate swap agreements that are accounted for as cash flow hedges. Ineffectiveness for these instruments is required to be measured at each reporting period. The ineffectiveness and fair value associated with all of the Company's interest rate cash flow hedges for all periods presented was not material.

11. Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2013	2012	2011
Current	$(22)	$—	$(25)
Deferred	(324)	(569)	25
Income tax benefit	$(346)	$(569)	$—
The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Statutory income tax provision benefit	$(763)	$(857)	$(691)
State income tax expense (benefit), net of federal tax effect	(8)	(32)	(37)
Book expenses not deductible for tax purposes	27	19	9
Bankruptcy administration expenses	83	26	—
Interest cutback to net operating loss (NOL)	141	—	—
Alternative minimum tax credit refund	(22)	—	—
Change in valuation allowance	717	839	705
Tax benefit resulting from OCI allocation	(538)	(569)	—
Other, net	17	5	14
Income tax benefit	$(346)	$(569)	$—
The merger of US Airways into American Airlines Group Inc. closed on December 9, 2013. For the period beginning on December 9, 2013 and ending on December 31, 2013, US Airways Group, Inc. and its subsidiaries are now included in the AAG consolidated federal and state income tax returns.
The Company recorded a net income tax benefit of $346 million which is composed of a $538 million non-cash income tax benefit, a $214 million tax charge for additional valuation allowance, and $22 million income tax credit. The Company recorded a $538 million non-cash income tax benefit from continuing operations during the fourth quarter of 2013. Under current accounting rules, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which is exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income, which is a component of stockholders' equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations for this item, the Company's year-end net deferred tax position is not impacted by this tax allocation. The Company recorded similar amounts when reporting other comprehensive income in 2009 and 2012. The resulting residual income tax expense will remain in Accumulated other comprehensive income (loss) (AOCI) until all amounts in AOCI that relate to the plan or program that gave rise to the residual income taxes are recognized in the Consolidated Statement of Operations. The Company will reclassify to earnings all residual tax amounts relating to our Pension and Retiree Medical Liability (specifically relating to Pension and OPEB activity) and Derivative Financial Instruments (specifically relating to Fuel Hedging Contracts activity) in the period in which there are no longer any amounts in AOCI associated with those plans or programs. The Company anticipates recognizing a non-cash income tax expense of $313 million in continuing operations during 2015 upon the settlement of the currently outstanding Fuel Hedging Contract arrangements.
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The assessment of realization of deferred tax assets considers those tax planning strategies that management believes to be prudent and feasible strategies the Company would implement, if necessary, to prevent a tax attribute from expiring. During the fourth quarter of 2013, the Company recorded a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized. US Airways, Group Inc is required under ASC 805, as a result of its merger, to use purchase accounting to establish the fair values of its assets and liabilities. The resulting tax accounting establishes a federal deferred tax liability for its indefinite-lived assets in the amount of $306 million which has been accounted for through goodwill.
A portion of the change in the valuation allowance reflects the recording by the Company in 2013, 2012 and 2011 of an income tax expense (credit) of approximately $(22) million, $0 million and $(25) million, respectively, resulting from the Company’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the American Taxpayer Relief Act of 2012), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.
In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 14 to AAG's Consolidated Financial Statements. The total increase in the valuation allowance was $602 million, $263 million, and $1.2 billion in 2013, 2012 and 2011, respectively.

The components of AAG's deferred tax assets and liabilities were (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Postretirement benefits other than pensions	$643	$440
Rent expense	355	127
Alternative minimum tax credit carryforwards	370	367
Operating loss carryforwards	3,655	2,256
Pensions	1,765	2,455
Frequent flyer obligation	1,075	657
Gains from lease transactions	56	6
Reorganization items	682	864
Other	871	754
Total deferred tax assets	9,472	7,926
Valuation allowance	(5,013)	(4,411)
Net deferred tax assets	4,459	3,515
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,460)	(3,318)
Other	(519)	(197)
Total deferred tax liabilities	(4,979)	(3,515)
Net deferred tax asset (liability)	$(520)	$—
At December 31, 2013, the Company had available for federal income tax purposes an AMT credit carryforward of approximately $370 million, which is available for an indefinite period, and federal net operating losses of approximately $10.6 billion for regular tax purposes, which will expire, if unused, beginning in 2022. These net operating losses include an unrealized benefit of approximately $762 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. The Company had available for state income tax purposes net operating losses of $4.7 billion, which expire, if unused, in years 2014 through 2033. The amount that will expire in 2014 is $106 million if not used.
We experienced a statutory "ownership change" on December 9, 2013 as defined for purposes of Section 382 of the Internal Revenue Code in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any NOL generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. We anticipate taking advantage of these certain special rules which will permit approximately $9.0 billion of our federal NOL carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. At December 31, 2013, the Company inherited the US Airways Group approximate $1.6 billion of NOLs ($1.4 billion of which is subject to Section 382 limitation due to the ownership change) to reduce the Company’s future taxable income. The majority of American Airlines Group Inc.’s NOLs are expected to be available to reduce federal taxable income in the calendar year 2014. The Company’s ability to utilize any new NOL arising after the ownership change is not affected.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2004 through 2012 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and the Company is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. The Company believes that the effect of any additional assessment(s) will be immaterial to its Consolidated Financial Statements.
Cash payments for income taxes were $12 million, $6 million and $1 million for 2013, 2012 and 2011, respectively.
Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding 50% during a rolling 3-year period can potentially limit a company’s future use of net operating losses and tax credits. See Part I - Item 1A. Risk Factors - "Our ability to utilize our net operating losses (NOL) carryforwards may be limited."
The Company has an unrecognized tax benefit of approximately $6 million, which did not change during the twelve months ended December 31, 2013. Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but was not significant at December 31, 2013.
The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2013	2012
Unrecognized Tax Benefit at January 1	$6	$6
No Activity	—	—
Unrecognized Tax Benefit at December 31	$6	$6
The Company estimates that the unrecognized tax benefit will not significantly change within the next twelve months.
12. Share Based Compensation
In December 2013, the Board of Directors of AAG approved the 2013 AAG Incentive Award Plan (the 2013 Plan). Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40 million shares plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares under the 2011 Plan shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AAG prior to the Merger. Award granted under the 2013 Plan upon the assumption of, or in substitution for, outstanding awards in connection with a corporate transaction, such as a merger, will not reduce the shares authorized for issuance under the 2013 Plan.
In addition, pursuant to the Plan, and as approved by the Bankruptcy Court, certain officers, directors and employees received share-based incentive awards, Alignment and Equity Incentive, related to the Merger and future service. Awards issued in conjunction with the Plan are discussed in more detail below.
All outstanding US Airways Group equity awards were converted into equity awards with respect to AAG Common Stock using an exchange ratio of 1 to 1 and had a fair value of approximately $141 million at the Merger which was included in the purchase price. These awards have the same terms and conditions as were applicable to such equity awards immediately prior to the merger closing date.

In 2013, share-based compensation expense of $42 million, related to the Merger, was recorded under Special items, net and $50 million was recorded under Salaries, wages and benefits. In 2012 and 2011 the total charge for share-based compensation expense, included in Salaries, wages, and benefits expense, was $29 million and $40 million, respectively.
Restricted Stock Unit (RSU) Awards
As of December 31, 2013, the Company has outstanding restricted stock unit awards with service conditions (time vested) and performance conditions. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled restricted stock unit awards (RSUs) are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash by the Company.
Alignment Awards
On December 9, 2013, alignment awards were granted in the form of RSUs and are expected to be settled in AAG Common Stock subject to potential NOL restrictions. The awards were provided to legacy AMR employees in order to align interests and create parity with peers at US Airways and one-third of the awards vested on the Company's emergence from bankruptcy. The remaining awards vest equally on the one and two year anniversary of emergence. Employees terminated in connection with the Merger fully vest in their awards on the termination date. Compensation expenses recorded in connection with these awards have been and will be charged to Merger related expenses.
Activity during 2013 for the alignment awards is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	4,095	24.60
Vested and released	(1,375)	24.60
Forfeited	—	—
Outstanding at December 31, 2013	2,720	$24.60
As of December 31, 2013, there was $47 million of total unrecognized compensation cost related to the alignment awards that is expected to be recognized over a weighted average period of 1.9 years. The total fair value of awards settled during the year ended December 31, 2013 was $31 million.
Equity Incentive Awards
Equity incentive awards granted pursuant to the Plan have a vesting commencement date of April 10, 2013 and were granted in the form of RSUs that are expected to be settled in AAG Common Stock subject to potential NOL restrictions. Vesting dates are April 2014, April 2015 and April 2016 with pro-rata vesting based on the number of days served from April 10, 2013. In addition, as mentioned above, AAG assumed the outstanding equity awards of US Airways at the Merger Effective Date. Generally these awards vest over a three year period. Related expense has been and will be charged to Salaries, Wages and benefits.

Activity during 2013 for equity incentive awards is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	2,407	24.60
Assumed US Airways awards	3,164	22.55
Vested and released	(11)	22.55
Forfeited	—	—
Outstanding at December 31, 2013	5,560	$23.44
As of December 31, 2013, there was $92 million of total unrecognized compensation cost related to equity incentive share awards that is expected to be recognized over a weighted average period of 1.3 years. The total fair value of equity incentive RSUs vested during the 23 day period ending December 31, 2013 was less than a million.
Merger Equity Grant
The Merger Equity Grant was granted on the Effective Date to certain officers and directors and employees in the form of RSUs and will be settled in equity for domestic employees and in cash for international employees. Each restricted stock unit award granted will vest, subject to the executive’s continued employment, with respect to (i) 50% of the restricted stock units on December 16, 2015; (ii) 25% of the restricted stock units on the earlier to occur of (a) December 16, 2015, if the Company is issued a Single Operating Certificate prior to or on that date or (b) the date on which the Company is issued a Single Operating Certificate, provided that such date is prior to or on December 9, 2016; and (iii) 25% of the restricted stock units on the date the board of directors or compensation committee of the board of directors determines that the Company has achieved at least $1 billion in net synergies with respect to fiscal year 2015 or 2016. Compensation expenses recorded in connection with these awards have been and will be charged to Merger related expenses.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	15,599	24.60
Vested and released	—	—
Forfeited	—	—
Outstanding at December 31, 2013	15,599	$24.60
     As of December 31, 2013, there was $362 million of total unrecognized compensation cost related to the Merger RSUs. These costs are expected to be recognized over a weighted average period of 1.9 years.
Cash-settled restricted stock
CRSU award activity during 2013 for all plans is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Assumed US Airways awards at December 9, 2013	320	$22.55
Granted	309	24.60
Vested and released	(3)	25.25
Forfeited	—	—
Nonvested balance at December 31, 2013	626	$25.25

As of December 31, 2013, the liability related to CRSUs was $6 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2013, the total unrecognized compensation expense for CRSUs was $10 million and is expected to be recognized over a weighted average period of 1.5 years.
US Airways Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights are granted with an exercise price equal to the underlying common stock’s fair value at the date of each grant. Stock options and stock appreciation rights have service conditions, become exercisable over a three-year vesting period and expire if unexercised at the end of their term, which ranges from seven to ten years. Stock options and stock-settled stock appreciation rights (SARs) are classified as equity awards as the exercise results in the issuance of shares of AAG Common Stock. Cash-settled stock appreciation rights (CSARs) are classified as liability awards as the exercise results in payment of cash by the Company.
Stock option and SAR award activity for all plans effective with the Merger date is as follows:

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways awards at December 9, 2013	11,200	$12.84
Granted	—	—
Exercised	(42)	14.42
Forfeited	—	—
Expired	—	—
Balance at December 31, 2013	11,158	12.84	3.3	$162
Vested or expected to vest at December 31, 2013	11,135	12.85	3.3	$162
Exercisable at December 31, 2013	8,729	$14.20	2.8	$120
CSAR award activity for all plans effective with the Merger Date is as follows:

	CSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Assumed US Airways awards at December 9, 2013	2,888	$6.25
Granted	—	—
Exercised	(23)	5.10
Forfeited	—	—
Expired	—	—
Balance at December 31, 2013	2,865	6.26	3.3	$54
Vested or expected to vest at December 31, 2013	2,864	6.26	3.3	$54
Exercisable at December 31, 2013	2,415	$5.91	3.1	$47
The fair value of stock options and stock appreciation rights is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the award at the time of grant. The dividend yield is assumed to be zero as the Company does not pay dividends. The volatility is based on the historical volatility of the Company’s common stock over a time period equal to the expected term of the award. The expected term of the award is based on the historical experience of the Company. Stock options and stock appreciation rights are expensed on a straight-line basis over the vesting period for the entire award. There were no stock options or stock appreciation rights granted subsequent to the Merger closing date.

As of December 31, 2013, there were $22 million of total unrecognized compensation costs related to SARs. These costs are expected to be recognized over a weighted average period of 0.7 years. The total intrinsic value of stock options and SARs exercised during the 23 day period ending December 31, 2013 was $0.5 million.
As of December 31, 2013, the weighted average fair value of outstanding CSARs was $19.11 per share and the related liability was $52 million. These CSARs will continue to be remeasured at fair value at each reporting date until all awards are settled. As of December 31, 2013, the total unrecognized compensation expense for CSARs was $2 million and is expected to be recognized over a weighted average period of 0.3 years. Total cash paid for CSARs exercised during the during the 23 day period ending December 31, 2013 was $0.5 million.
AMR Incentive Awards
Prior to the Petition Date, AMR adopted certain plans which provided for the issuance of common stock in connection with the exercise of stock options and other share-based awards. AMR granted stock compensation under three plans: the 1998 Long Term Incentive Plan (the 1998 Plan), the 2003 Employee Stock Incentive Plan (the 2003 Plan) and the 2009 Long Term Incentive Plan (the 2009 Plan). Collectively, the 1998 Plan and the 2009 Plan are referred to as the LTIP Plans. No awards were made under AMR's plans in 2012 or 2013. AMR had share-based incentive awards including stock options/stock appreciation rights granted under the LTIP Plans and the 2003 Plan, performance share awards granted under the LTIP plans and based upon a requisite service period and contingently issuable based upon the AMR's relative stock price performance compared to certain of its competitors over a three year period, deferred share awards granted under the LTIP plans and based solely on a requisite service period and career equity awards granted to certain employees of AMR vesting upon the retirement of those individuals. Deferred share and career equity awards totaling 5,899,500 shares vested in AMR common stock pursuant to the Plan. These plan participants become holders of interest in AMR Corporation and will receive distributions of AAG common stock in accordance with the Plan (See Note 2 to AAG's Consolidated Financial Statements for information regarding the Plan). All remaining outstanding awards were canceled in accordance with the Plan upon emergence from Chapter 11.
Activity of all previous AMR awards is as follows:

	SARS/Options	Stock Awards
	(In thousands)
Outstanding awards at January 1, 2011	28,593	18,015
Granted	2,556	1,864
Settled or exercised	(90)	(2,809)
Forfeited or expired	(4,166)	(3,457)
Outstanding at December 31, 2011	26,893	13,613
Granted	—	—
Settled or exercised	—	(25)
Forfeited or expired	(2,943)	(679)
Outstanding at December 31, 2012	23,950	12,909
Granted	—	—
Settled or exercised	(6,589)	(5,900)
Forfeited or expired	(13,346)	—
Canceled upon emergence	(4,015)	(7,009)
Outstanding at December 9, 2013	—	—
13. Retirement Benefits
The Company sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. The Company uses a December 31 measurement date for all of its defined benefit plans. In addition, the Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers' compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

Year End Information
The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2013 and 2012, and a statement of funded status as of December 31, 2013 and 2012 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2013	2012	2013	2012
Reconciliation of benefit obligation:
Obligation at January 1	$15,895	$14,568	$1,412	$3,122
Service cost	3	341	—	46
Interest cost	654	729	50	128
Actuarial (gain) loss	(1,152)	2,345	(82)	104
Plan amendments	—	301	—	(1,904)
Curtailments	2	(1,841)	—	33
Settlements	(1)	—	—	—
Benefit payments	(575)	(548)	(116)	(117)
US Airways plan liability (Assumed)	73	—	121	—
Obligation at December 31	$14,899	$15,895	$1,385	$1,412

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$9,065	$8,132	$211	$205
Actual return on plan assets	1,026	1,204	41	26
Employer contributions	494	277	103	97
Settlements	(1)	—	—	—
Benefit payments	(575)	(548)	(116)	(117)
US Airways plan assets (Assumed)	48	—	—	—
Fair value of plan assets at December 31	$10,057	$9,065	$239	$211
Funded status at December 31	$(4,842)	$(6,830)	$(1,146)	$(1,201)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$31	$21	$129	$—
Noncurrent liability	4,811	6,809	1,017	1,201
	$4,842	$6,830	$1,146	$1,201

Amounts recognized in other comprehensive loss:
Net actuarial loss (gain)	$2,395	$3,943	$(176)	$(78)
Prior service cost (credit)	273	301	(1,592)	(1,844)
	2,668	4,244	(1,768)	(1,922)
US Airways plan other comprehensive loss:	—	—	(12)	—
	$2,668	$4,244	$(1,780)	$(1,922)

	Pension Benefits		Retiree Medical and Other Benefits
	2013	2012	2013	2012
	(in millions)
For plans with accumulated benefit obligations exceeding the fair value of plan assets:
Projected benefit obligation (PBO)	$14,869	$15,895	$—	$—
Accumulated benefit obligation (ABO)	14,858	15,866	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	1,385	1,412
Fair value of plan assets	10,024	9,065	239	211
ABO less fair value of plan assets	4,834	6,801	—	—
The following tables provide the components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Pension Benefits			Retiree Medical and Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$3	$341	$386	$—	$46	$61
Interest cost	654	729	757	50	128	174
Expected return on assets	(720)	(676)	(657)	(16)	(17)	(20)
Curtailments	2	58	—	—	(124)	—
Settlements	(1)	—	—	—	—	—
Amortization of:
Prior service cost	28	10	13	(251)	(82)	(28)
Unrecognized net loss (gain)	90	211	154	(9)	(9)	(9)
Net periodic benefit cost for defined benefit plans	56	673	653	(226)	(58)	178
Defined contribution plans	328	218	179	N/A	N/A	N/A
	$384	$891	$832	$(226)	$(58)	$178
The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year is $46 million.
The estimated amount of unrecognized net gain for the retiree medical and other postretirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year is $8 million.

	Pension Benefits		Retiree Medical and Other Benefits
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.10%	4.20%	4.71%	3.80%

	Pension Benefits		Retiree Medical and Other Benefits
	2013	2012	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate 1/1 - 9/30	4.20%	5.20%	3.80%	4.89%
Discount rate 10/1 - 12/31	4.20%	4.10%	3.80%	3.80%
Salary scale (ultimate) 1/1-9/30	—	3.78%	—	—
Expected return on plan assets	8.00%	8.25%	8.00%	8.25%
As of December 31, 2013, the Company's estimate of the long-term rate of return on plan assets was 8.00% based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company's annualized ten-year rate of return on plan assets as of December 31, 2013, was approximately 8.93%.
The objectives of the Company's investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	62%	-	72%
Public:
U.S. Value	20%	-	35%
International Value	14%	-	24%
Emerging Markets	5%	-	11%
Alternative Investments	0%	-	18%
Fixed Income	28%	-	38%
U.S. Long Duration	26%	-	36%
Emerging Markets	0%	-	4%
Other	0%	-	5%
Cash Equivalents	0%	-	5%
Each asset class is actively managed and, historically, the plans' assets have produced returns, net of management fees, in excess of the expected rate of return over the last ten years. Public equity and emerging market fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the Company engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. The Company also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.
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
The fair value of the Company's pension plan assets at December 31, 2013 and 2012, by asset category, are as follows (in millions):

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$360	$—	$—	$360
Equity securities:
International markets (a)(b)	2,908	—	—	2,908
Large-cap companies (b)	2,196	—	—	2,196
Mid-cap companies (b)	227	—	—	227
Small-cap companies(b)	18	—	—	18
Mutual funds - US Airways plan (g)	48	—	—	48
Fixed Income:
Corporate bonds (c)	—	2,067	—	2,067
Government securities (d)	—	1,035	—	1,035
U.S. municipal securities	—	55	—	55
Alternative investments:
Private equity partnerships (e)	—	—	848	848
Common/collective and 103-12 investment trusts (f)	—	245	—	245
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	51	—	—	51
Due to/from brokers for sale of securities - net	(10)	—	—	(10)
Other assets – net	7	—	—	7
Total	$5,805	$3,402	$850	$10,057

a)
Holdings are diversified as follows: 19% United Kingdom, 10% Japan, 11% France, 7% Switzerland, 6% Germany, 5% Netherlands, 6% Republic of Korea, 15% emerging markets and the remaining 21% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)
Includes approximately 76% investments in corporate debt with a Standard and Poor's (S&P) rating lower than A and 24% investments in corporate debt with an S&P rating A or higher. Holdings include 80% U.S. companies, 17% international companies and 3% emerging market companies.

d)
Includes approximately 72% investments in U.S. domestic government securities and 28% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)
Includes limited partnerships that invest primarily in U.S. (92%) and European (8%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the Master Trust has future funding commitments of approximately $376 million over the next ten years.

f)
Investment includes 74% in an emerging market 103-12 investment trust with investments in emerging country equity securities, 14% in Canadian segregated balanced value, income growth and diversified pooled funds and 12% in a common/

collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

g)
Investment includes mutual funds invested 49% in equity securities of large-cap, mid-cap and small-cap US companies, 30% in US treasuries and corporate bonds and 21% in equity securities of international companies.

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$275	$—	$—	$275
Equity securities
International markets (a)(b)	2,443	—	—	2,443
Large-cap companies (b)	1,601	—	—	1,601
Mid-cap companies (b)	216	—	—	216
Small-cap companies(b)	21	—	—	21
Fixed Income
Corporate bonds (c)	—	2,094	—	2,094
Government securities (d)	—	1,172	—	1,172
U.S. municipal securities	—	57	—	57
Alternative investments
Private equity partnerships (e)	—	—	914	914
Common/collective and 103-12 investment trusts (f)	—	229	—	229
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	38	—	—	38
Due to/from brokers for sale of securities - net	1	—	—	1
Other assets – net	2	—	—	2
Total	$4,597	$3,552	$916	$9,065

a)
Holdings are diversified as follows: 20% United Kingdom, 9% Japan, 9% France, 8% Switzerland, 8% Germany, 5% Netherlands, 5% Republic of Korea, 15% emerging markets and the remaining 21% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)
Includes approximately 79% investments in corporate debt with a Standard and Poor's (S&P) rating lower than A and 21% investments in corporate debt with an S&P rating A or higher. Holdings include 81% U.S. companies, 16% international companies and 3% emerging market companies.

d)
Includes approximately 88% investments in U.S. domestic government securities and 12% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)
Includes limited partnerships that invest primarily in U.S. (92%) and European (8%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the Master Trust has future funding commitments of approximately $331 million over the next ten years.

f)
Investment includes 74% in an emerging market 103-12 investment trust with investments in emerging country equity securities, 14% in Canadian segregated balanced value, income growth and diversified pooled funds and 12% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

Not included in the above tables are receivables and payables for foreign currency forward contracts and futures contracts which net to approximately $7 million and collateral held on loaned securities and the obligation to return collateral on loaned securities which effectively net to zero.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2013, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2012	$914	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(21)
Relating to assets sold during the period	99
Purchases	85
Sales	(229)
Ending balance at December 31, 2013	$848	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2012, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2011	$920	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	20
Relating to assets sold during the period	102
Purchases	96
Sales	(224)
Ending balance at December 31, 2012	$914	$2
The fair value of the Company's other postretirement benefit plan assets at December 31, 2013 by asset category, were as follows (in millions):

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds - AMR Class	—	235	—	235
Total	$4	$235	$—	$239
The fair value of the Company's other postretirement benefit plan assets at December 31, 2012 by asset category, were as follows (in millions):

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Money market fund	$9	$—	$—	$9
Mutual funds - AMR Class	—	202	—	202
Total	$9	$202	$—	$211

Investments in the AMR Class shares of the mutual funds managed by American Beacon Advisors, Inc (ABA) are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants and have the lowest expense ratio among the Beacon Funds. Purchases are restricted to retirement benefit plans of ABA and AMR and its affiliates, resulting in a fair value classification of Level 2. Investments include approximately 27% of investments in non-U.S. common stocks in 2013 and approximately 28% of investments in non-U.S. common stocks in 2012. Net asset value is based on the fair market value of the funds' underlying assets and liabilities at the date of determination.

	2013	2012
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	6.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2018
A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Impact on 2013 service and interest cost	$3	$(3)
Impact on postretirement benefit obligation as of December 31, 2013	65	(64)
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. In 2013 the Company contributed $489 million to its defined benefit pension plans, which covered minimum contributions for periods prior to the Company’s Chapter 11 filing and periods thereafter (see Note 2 to AAG's Consolidated Financial Statements for further information), as well as certain interest and penalty interest due with respect to contributions for pre-petition periods. On January 15, 2014, the Company contributed an additional $34 million to its defined benefit pension plans representing the final quarterly contribution for the 2013 plan year.
    The Company's minimum required contribution to its pension plans for 2014 is $120 million. Currently, American's minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, American's funding obligations are likely to increase materially.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	2014	2015	2016	2017	2018	2019-2023
Pension	$642	$642	$667	$697	$731	$4,252
Retiree Medical and Other	130	125	123	119	114	483
Modifications to Retirement and Life Insurance Benefits
Effective November 1, 2012, the Company's defined benefit pension plans were frozen and eligible employees began to receive a replacement benefit under the $uper $aver 401(k) Plan. The Company matches employee contributions up to 5.5% of eligible earnings and, with the ratification of a new CBA by pilots on December 7, 2012, pilots receive contributions of 14% under the same plan.
In December 2012, the Pilot A Plan, a defined benefit plan, was amended to remove the lump-sum option and the installment option forms of benefit effective December 31, 2012. A small group of American pilots is appealing the Bankruptcy Court's decision authorizing American to eliminate the lump sum option and installment option forms of benefit. This is the same group of pilots that is appealing the Bankruptcy Court's decisions authorizing American to reject the pilot CBA and approve the new pilot CBA. All of these appeals have been consolidated, and are pending in the U.S. District Court for the Southern District of New York.
The Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. With the exception of a small residual balance to cover final plan expenses, we expect all remaining funds, which represent a small group of uncashed distribution checks, to be distributed by the end of second quarter 2014.

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
As a result of the modifications to the retirement benefits as discussed above, a portion of the pension and postretirement benefits liability, primarily relating to retiree medical and other benefits, was classified as liabilities subject to compromise as of December 31, 2012. This amount was reinstated upon emergence since there was no resolution in the Chapter 11 Cases. See Note 2 to AAG's Consolidated Financial Statements for the breakout of liabilities subject to compromise, including that related to pension and postretirement benefits.
Curtailment and Plan Amendment in the Third Quarter of 2012
In accordance with ASC 715 "Retirement Benefits" (ASC 715), in the third quarter of 2012, the Company remeasured its defined benefit pension and retiree medical plans as a result of modifications to its retirement plans and reductions in certain work groups (see above and Note 2 to AAG's Consolidated Financial Statements). The Company updated its significant actuarial assumptions used for the remeasurements including the discount rate, which was lowered to 4.10% and 3.80% for the defined benefit pension plans and retiree medical plans, respectively.
The remeasurement of the defined benefit plans resulted in an actuarial loss of $1.9 billion offset by a curtailment gain of $1.8 billion. In addition, a loss of $58 million, representing unamortized prior service cost as of the remeasurement date of the frozen defined benefit plans, is included as a component of reorganization items, net.
Further, as a result of modifications to its retiree medical plans, the Company recognized a negative plan amendment of $1.9 billion, which is included as a component of actuarial gain arising in current year in other comprehensive income and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. In addition, a net credit of $124 million, representing unamortized prior service credits of $157 million offset by a curtailment loss of $33 million, is included as a component of reorganization items, net.
14. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit (Expense)	Total
Balance at December 31, 2012	$(2,322)	$(1)	$15	$(672)	$(2,980)
Other comprehensive income (loss) before reclassifications	1,577	—	18	(538)	1,057
Amounts reclassified from accumulated other comprehensive income (loss)	(142)	(1)	34	—	(109)
Net current-period other comprehensive income (loss)	1,435	(1)	52	(538)	948
Balance at December 31, 2013	$(887)	$(2)	$67	$(1,210)	$(2,032)
As of December 31, 2013, the Company estimates that during the next twelve months it will reclassify from Accumulated Other Comprehensive Income (Loss) into earnings approximately $45 million in net gains (based on prices as of December 31, 2013) related to its fuel derivative hedges.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Year Ended December 31,
	2013	2012
Amortization of pension and retiree medical liability:
Prior service cost	$(223)	$(72)	Wages, salaries and benefits
Actuarial loss	81	202	Wages, salaries and benefits
Derivative financial instruments:
Cash flow hedges	34	(3)	Aircraft fuel
Total reclassifications for the period	$(108)	$127
The Company recognized a $538 million non-cash income tax benefit, offset by a $538 million charge to other comprehensive income, during the fourth quarter of 2013 related to gains in other comprehensive income. Also, the Company recognized a $569 million non-cash income tax benefit, offset by a $569 million charge to other comprehensive income, during the fourth quarter of 2012 related to gains in other comprehensive income. See Note 11 to AAG's Consolidated Financial Statements for further information.
Amounts allocated to other comprehensive income for income taxes as further described in Note 11 will remain in Accumulated Other Comprehensive Income (Loss) until the Company ceases all related activities, such as termination of the pension plan.
15. Segment Reporting
The Company's operations of American, US Airways, AMR Eagle, Piedmont and PSA are treated as an integrated route network and the route scheduling system maximizes the operating results of the Company. The Company's chief operating decision maker makes resource allocation decisions to maximize the Company's consolidated financial results. Based on the way the Company treats the network and the manner in which resource allocation decisions are made, the Company has only one operating segment for financial reporting purposes consisting of the operations of American, US Airways, AMR Eagle, Piedmont and PSA.
Revenues from other segments are below the quantitative threshold for determining reportable segments and consist primarily of revenues from Americas Ground Services, Inc. The difference between the financial information of the Company's one reportable segment and the financial information included in the accompanying consolidated statements of operations and balance sheets as a result of these entities is not material.
The Company's operating revenues by geographic region (as defined by DOT) are summarized below (in millions):

	Year Ended December 31,
	2013	2012	2011
DOT Domestic	$15,376	$14,287	$13,804
DOT Latin America	6,288	5,813	5,460
DOT Atlantic	3,756	3,411	3,499
DOT Pacific	1,323	1,344	1,216
Total consolidated revenues	$26,743	$24,855	$23,979
The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

16. Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2013 and 2012 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 [1]
Operating revenues	$6,098	$6,449	$6,828	$7,367
Operating expenses [1]	6,026	5,937	6,128	7,252
Operating income (loss)	71	512	700	115
Net income (loss)	(341)	220	289	(2,000)
Earnings (loss) per share [2]:
Basic	$(2.72)	$1.75	$2.30	$(7.24)
Diluted	$(2.72)	$1.57	$2.04	$(7.24)
Shares used for computation (in thousands) [2]:
Basic	125,232	125,280	125,346	276,326
Diluted	125,232	144,817	145,081	276,326
2012 [1]
Operating revenues	$6,037	$6,452	$6,429	$5,937
Operating expenses [1]	6,121	6,289	6,367	5,930
Operating income (loss)	(84)	163	62	7
Net income (loss)	(1,660)	(241)	(238)	263
Earnings (loss) per share [2]:
Basic	$(13.25)	$(1.92)	$(1.90)	$2.09
Diluted	$(13.25)	$(1.92)	$(1.90)	$1.84
Shares used for computation (in thousands) [2]:
Basic	125,229	125,232	125,232	125,232
Diluted	125,229	125,232	125,232	142,590
(1) To conform to current year presentation, certain operating revenue and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 4 for additional information.

(2)
The Company’s weighted average diluted shares outstanding for all quarters presented include the weighted effect of shares outstanding for both the pre and post-merger periods. The shares outstanding for the pre-merger periods (January 1, 2012 through December 8, 2013) consist only of the AMR common stock formerly traded under the symbol: "AAMRQ". In accordance with GAAP, these former AAMRQ shares have been adjusted for all periods presented to retrospectively reflect the two initial distributions made to date pursuant to the Company’s Plan, whereby holders of AAMRQ received shares of AAG Common Stock on the Effective Date, January 9, 2014 and February 10, 2014. The shares outstanding for the 23 day post-merger period (December 9, 2013 through December 31, 2013) include the full amount of shares to be issued pursuant to the Plan over the 120 day distribution period adjusted for the approximate 13 million shares withheld by the Company in satisfaction of employee tax obligations.

Former AAMRQ holders as of the Effective Date have and may in the future receive additional distributions based on the trading price of AAL common stock during the remaining 120 day period after the effective date and the total amount of allowed claims, in accordance with the terms of the Plan. Accordingly, the Company’s common shares outstanding and related GAAP basic and diluted EPS reported herein for all periods presented may change in the future, including amounts reported herein, to reflect additional retrospective adjustments for future common stock distributions to former holders of AAMRQ.
The Company's fourth quarter 2013 performance reflects restructuring charges consisting of $1.7 billion related to labor-related claims, a $74 million accrual adjustment to the disputed claim reserve and a $218 million adjustment to claims related to the 3.5% premium (see Note 2 to AAG's Consolidated Financial Statements for additional information); merger-related charges include $192 million related to US Airways' pilot MOU that became effective upon the close of the Merger, $80 million related to professional fees and fees for US Airways to exit the Star Alliance, $58 million in severance to satisfy certain separation agreements resulting from the Merger, $56 million related to employee awards granted in connection with the merger, partially offset by a $67 million gain on the sale of slots at LaGuardia Airport as a result of the settlement reached with the DOJ; and special items including $107 million resulting from modifications and changes in assumptions for the pilot long-term disability plan in connection with the Chapter 11 process and $33 million to write down permanently grounded aircraft, partially offset by a gain related to the modification of our agreement with Citibank related to American's frequent flyer program.
The Company's fourth quarter 2012 performance reflects restructuring charges and special items consisting of $361 million of severance related charges and write-off of leasehold improvements on aircraft and at airport facilities that were rejected during the Chapter 11 process and a $280 million benefit from a settlement of a commercial dispute. The second and third quarters of 2012 reflect $106 million and $211 million of such items, respectively.
17. Regional Expenses
Regional expenses associated with the Company's wholly-owned regional airline, the wholly-owned regional airlines of US Airways Group and third-party regional carriers operating as American Eagle or US Airways Express are classified as regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Aircraft fuel and related taxes	$1,120	$1,012	$946
Salaries, wages and benefits	692	681	692
Capacity purchases from third-party regional carriers	269	129	113
Maintenance, materials and repairs	284	285	286
Other rent and landing fees	236	222	238
Aircraft rent	4	6	32
Selling expenses	154	152	154
Depreciation and amortization	168	170	171
Special items, net	8	1	—
Other	391	370	377
Total regional expenses	$3,326	$3,028	$3,009
18. Earnings (Loss) Per Share
Pursuant to the Plan, all shares of our common stock outstanding prior to the Effective Date were canceled and the issuance of 756 million new shares of American Airlines Group Inc. common stock was authorized to satisfy allowed unsecured claims, labor-related deemed claims, and former AMR Corporation shareholder interests; to consummate the Merger; and to issue shares pursuant to the AAG Incentive Plans. As of the Effective Date, a combination of AAG Series A Preferred Stock and other bankruptcy settlement obligations were issued or placed into effect to satisfy allowed unsecured claims, labor-related deemed claims, and former AMR Corporation shareholder interests. As of December 31, 2013, approximately 261 million shares were issued by the Company primarily to consummate the Merger, distribute a specified number of initial shares to holders of labor-related deemed claims and former AMR Corporation shareholder interests, and to issue shares pursuant to the AAG Incentive Plans. Additionally, as of the Effective Date, the Company paid approximately $300 million in cash for employee withholding taxes in lieu of issuing shares which reduced the total number of shares to be issued pursuant to the Plan by approximately 13 million.
As of December 31, 2013, approximately 463 million shares remain to be distributed pursuant to the Plan upon the conversion of AAG Series A Preferred Stock and to satisfy other bankruptcy settlement obligations related to allowed unsecured claims, including disputed claims, labor-related deemed claims and legacy AMR common stock shareholders. After the issuances of AAG Common Stock upon conversion of AAG Series A Preferred Stock and after the issuance of AAG Common Stock to satisfy the claim-related other bankruptcy settlement obligations, to the extent that any shares of AAG Common Stock remain undistributed, such shares will not be returned to us but rather will be distributed pro-rata to former AMR Corporation shareholders as of the Effective Date. Therefore approximately 743 million shares will have been distributed, however, the Company may on future distributions to employees remit cash for employee withholding taxes in lieu of distributing shares. Accordingly, as of the Effective Date, although undistributed shares are not yet issued and outstanding, all conditions of distribution except the passage of time have been met and such shares are considered issued and are included in our calculation of weighted average shares outstanding for both basic and diluted earnings per share.
The cancellation of all shares of our common stock outstanding prior to the Effective Date and subsequent issuance of, pursuant to the Plan, AAG Common Stock to former AMR Corporation shareholder interests, represents a share exchange with the Company's owners that is accounted for as a reverse stock split applicable to all financial statement periods prior to the Effective Date. Accordingly, weighted average shares outstanding for all periods presented prior to the Effective Date include only the weighted average of common shares previously outstanding (traded as AAMRQ) which have been retroactively adjusted to reflect the reverse stock split. The retroactive adjustment for periods prior to the Effective Date has been made at a rate of 0.3735 shares of AAG Common Stock for each previously held share of AAMRQ, based upon all distributions to former AMR Corporation shareholder interests that have been made on or since the Effective Date, including those made on December 9, 2013, January 9, 2014, and February 10th, 2014. The shares outstanding for the 23 day post-merger period (December 9, 2013 through December 31, 2013) include the full amount of shares to be issued pursuant to the Plan over the 120 day distribution period adjusted for the approximately 13 million shares withheld by the Company in satisfaction of employee tax obligations.
Former AAMRQ holders as of the effective date have and may in the future receive additional distributions based on the trading price of AAL common stock during the remaining 120 day period after the effective date and the total amount of allowed claims, in accordance with the terms of the Plan. Further stock splits will occur as additional shares of AAG Common Stock are distributed to former AMR Corporation shareholders. Accordingly, the Company's common shares outstanding and related basic and diluted earnings per share reported herein for all periods presented may change in the future.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic EPS:
Net income (loss)	$(1,834)	$(1,876)	$(1,979)
Weighted-average shares outstanding	163,046	125,231	124,985
Basic EPS	$(11.25)	$(14.98)	$(15.83)

Diluted EPS:
Net income (loss)	$(1,834)	$(1,876)	$(1,979)
Interest on senior convertible notes [1]	—	—	—
Net income (loss) for purposes of computing diluted EPS	$(1,834)	$(1,876)	$(1,979)
Share computation for diluted EPS:
Weighted-average shares outstanding	163,046	125,231	124,985
Dilutive effect of stock awards	—	—	—
Senior convertible notes	—	—	—
Employee options and shares	—	—	—
Weighted average common shares outstanding - as adjusted	163,046	125,231	124,985
Diluted EPS	$(11.25)	$(14.98)	$(15.83)

The following were excluded from the calculation of diluted EPS:
Convertible notes, employee stock options and deferred stock because inclusion would be anti-dilutive	$19	$17	$19
'Employee stock options because the options' exercise prices were greater than the average market price of shares	4	9	7

(1)
The year ended December 31, 2013 does not include the impact of post-petition interest recorded in first quarter of 2013. If such amounts were included, results would have been anti-dilutive and conversion would not have been assumed.

19. Stockholders' Equity
Common Stock
Pursuant to the Plan, all securities of AMR Corporation outstanding prior to December 9, 2013 were canceled. In connection with our emergence from bankruptcy, the Company began issuing shares of AAG Common Stock, par value $0.01 per share, pursuant to the Plan. The AAG Common Stock is subject to the terms of our Certificate of Incorporation, which supersedes the Certificate of Incorporation in effect prior to the Effective Date.
The New Certificate authorizes us to issue a total of 1.75 billion shares of common stock. The Plan contemplates the issuance of up to 756 million shares of AAG Common Stock, consisting of 212 million shares to holders of US Airways Group common stock and other equity interests immediately prior to the Merger, up to 544 million shares to holders of allowed general, unsecured claims and holders of AMR equity interests immediately prior to emergence, and certain non-contract, non-management employees. The Plan also contemplates the issuance of up to 40 million shares of common stock to certain officers and directors under the 2013 Incentive Award Program (2013 IAP). For additional information regarding the distribution of new common stock under the Plan, see Note 2 to AAG's Consolidated Financial Statements.
The table below presents activity for the AAG Common Stock for the year ended December 31, 2013 (in thousands):

AAG Common Stock
Shares distributed to US Airways shareholders	197,363
Shares distributed to AMR stakeholders	53,676
Optional conversion of AAG Series A Preferred Stock into shares of AAG Common Stock on December 17, 2013	9,994
Other	36
Shares of AAG Common Stock outstanding at December 31, 2013	261,069
Holders of AAG common stock are entitled to one vote per share on all matters submitted to a vote of common shareholders, except that voting rights of non-U.S. citizens are limited to the extent that the shares of common stock held by such non-U.S. persons would otherwise be entitled to more than 24.9% of the aggregate votes of all outstanding equity securities of US Airways Group.
20. Subsequent Events
Conversions of shares of AAG Series A Preferred Stock into shares of AAG Common Stock subsequent to the reporting date, as of February 19, 2014, in accordance with the related optional and mandatory conversion provisions, are presented in the table below (in thousands).

Conversion Date	Conversion Type	Shares Converted	Increase (Decrease) in AAG Preferred Shares Outstanding	Increase (Decrease) in AAG Common Shares Outstanding
January 8, 2014	Mandatory	41,964	(41,964)	41,540
January 14, 2014	Optional	10,000	(10,000)	9,167
February 7, 2014	Mandatory	41,964	(41,964)	32,403
February 13, 2014	Optional	3,166	(3,166)	2,369
February 14, 2014	Optional	6	(6)	4
February 18, 2014	Optional	21	(21)	16
		97,121	(97,121)	85,499
On January 14, 2014, American Eagle Airlines, Inc., AAG's wholly-owned regional subsidiary, announced its intent to change its corporate name to Envoy beginning Spring of 2014.

In January 2014, US Airways amended the 2013 Citicorp Credit Facility to lower the applicable LIBOR margin from 3.00% to 2.75% for Tranche B-1. In addition, the LIBOR floor was reduced from 1.00% to 0.75% on both Tranche B-1 and Tranche B-2.

ITEM 8B.	AMERICAN CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
American Airlines, Inc.
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. (American) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of American's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2014

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating revenues
Mainline passenger	$19,594	$18,743	$17,947
Regional passenger	2,927	2,914	2,724
Cargo	676	675	709
Other	2,563	2,493	2,577
Total operating revenues	25,760	24,825	23,957
Operating expenses
Aircraft fuel and related taxes	7,628	7,705	7,358
Salaries, wages and benefits	5,267	6,208	6,353
Regional expenses	3,074	3,049	3,099
Maintenance, materials and repairs	1,222	1,158	1,038
Other rent and landing fees	1,117	1,083	1,194
Aircraft rent	743	554	645
Selling expenses	1,128	1,059	1,103
Depreciation and amortization	830	845	915
Special items, net	282	386	756
Other	2,935	2,696	2,650
Total operating expenses	24,226	24,743	25,111
Operating income (loss)	1,534	82	(1,154)
Nonoperating income (expense)
Interest income	20	25	25
Interest expense, net of capitalized interest (contractual interest expense equals $(772), $(707), and $(714) for the years ended December 31, 2013, 2012 and 2011, respectively)	(700)	(633)	(672)
Related party interest, net	(10)	(13)	(14)
Other, net	(84)	223	(34)
Total nonoperating expense, net	(774)	(398)	(695)
Income (loss) before reorganization items, net	760	(316)	(1,849)
Reorganization items, net	(2,640)	(2,179)	(116)
Income (loss) before income taxes	(1,880)	(2,495)	(1,965)
Income tax provision (benefit)	(354)	(569)	—
Net income (loss)	$(1,526)	$(1,926)	$(1,965)
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(1,526)	$(1,926)	$(1,965)
Other comprehensive income (loss), before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	(142)	130	130
Current year change	1,565	(1,910)	(1,216)
Benefit plan modifications	—	3,345	—
Derivative financial instruments:
Change in fair value	18	(12)	190
Reclassification into earnings	34	(3)	(313)
Unrealized gain (loss) on investments:
Net change in value	(1)	6	(1)
Other comprehensive income (loss) before tax	1,474	1,556	(1,210)
Non-cash tax provision	538	569	—
Comprehensive income (loss)	$(590)	$(939)	$(3,175)
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$829	$474
Short-term investments	5,162	3,408
Restricted cash and short-term investments	702	850
Accounts receivable, net	1,186	1,105
Aircraft fuel, spare parts and supplies, net	620	550
Prepaid expenses and other	702	624
Total current assets	9,201	7,011
Operating property and equipment
Flight equipment	18,534	17,974
Ground property and equipment	5,002	5,193
Equipment purchase deposits	847	710
Total property and equipment, at cost	24,383	23,877
Less accumulated depreciation and amortization	10,914	10,619
Total property and equipment, net	13,469	13,258
Other Assets
Intangibles, net of accumulated amortization	812	869
Other assets	2,130	2,126
Total other assets	2,942	2,995
Total Assets	$25,612	$23,264
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$957	$1,419
Accounts payable	1,013	955
Accrued salaries and wages	659	631
Air traffic liability	3,145	2,813
Frequent flyer liability	1,760	1,711
Payable to affiliates	2,807	2,753
Other accrued liabilities	1,578	1,343
Total current liabilities	11,919	11,625
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	9,852	7,143
Pension and postretirement benefits	5,693	6,780
Deferred gains and credits, net	278	223
Bankruptcy settlement obligations	5,424	—
Other liabilities	2,106	1,761
Total noncurrent liabilities	23,353	15,907
Commitments and contingencies (Note 7)
Liabilities subject to compromise	—	5,694
Stockholder's equity (deficit)
Common stock - $1 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	5,361	4,469
Accumulated other comprehensive income (loss)	(2,152)	(3,088)
Accumulated deficit	(12,869)	(11,343)
Total stockholder's equity (deficit)	(9,660)	(9,962)
Total liabilities and stockholder's equity (deficit)	$25,612	$23,264
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net income (loss)	$(1,526)	$(1,926)	$(1,965)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	979	999	950
Debt discount and lease amortization	4	(14)	(14)
Special items, non-cash	82	214	725
Pension and postretirement	(154)	287	180
Deferred income taxes	(324)	(569)	—
Share based compensation	24	26	35
Reorganization items, non-cash	2,098	2,037	118
Interest expense, non-cash	45	—	—
Other, net	(77)	13	79
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(81)	(222)	(164)
Decrease (increase) in other current assets	(3)	(133)	(172)
Decrease (increase) in derivative collateral	1	(1)	(73)
Increase (decrease) in accounts payable and accrued liabilities	46	423	255
Increase (decrease) in air traffic liability	332	161	374
Increase (decrease) in frequent flyer liability	49	140	193
Increase (decrease) in other assets and liabilities	(546)	(281)	239
Net cash provided by (used in) operating activities	949	1,154	760
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,968)	(1,870)	(1,432)
Purchases of short-term investments	(3,342)	(1,067)	(2,907)
Sales of short-term investments	1,588	1,373	3,515
Decrease (increase) in restricted cash and short-term investments	148	(112)	(288)
Proceeds from sale of property and equipment	115	124	(4)
Net cash provided by (used in) investing activities	(4,459)	(1,552)	(1,116)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,628)	(1,288)	(2,240)
Proceeds from issuance of long-term debt	4,850	268	2,382
Deferred financing costs	(115)	(6)	(63)
Sale-leaseback transactions	1,700	1,509	703
Funds transferred to affiliates, net	53	109	(311)
Other financing activities	5	—	—
Net cash provided by (used in) financing activities	3,865	592	471
Net increase (decrease) in cash	355	194	115
Cash at beginning of year	474	280	165
Cash at end of year	$829	$474	$280
See accompanying notes to Consolidated Financial Statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(in millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2011	$—	$3,981	$—	$(2,865)	$(7,452)	$(6,336)
Net income (loss)	—	—	—	—	(1,965)	(1,965)
Changes in pension, retiree medical and other liability	—	—	—	(1,086)	—	(1,086)
Net changes in fair value of derivative financial instruments	—	—	—	(123)	—	(123)
Unrealized gain on investments	—	—	—	(1)	—	(1)
Total comprehensive loss						(3,175)
Reclassification and amortization of share-based compensation expense	—	24	—	—	—	24
Intercompany equity transfer	—	450	—	—	—	450
Balance at December 31, 2011	$—	$4,455	$—	$(4,075)	$(9,417)	$(9,037)
Net income (loss)	—	—	—	—	(1,926)	(1,926)
Change in unrealized gain (loss) on investments	—	—	—	6	—	6
Changes in pension, retiree medical and other liability	—	—	—	1,565	—	1,565
Net changes in fair value of derivative financial instruments	—	—	—	(15)	—	(15)
Non-cash tax provision	—	—	—	(569)	—	(569)
Total comprehensive loss						(939)
Reclassification and amortization of share-based compensation expense	—	14	—	—	—	14
Intercompany equity transfer	—	—	—	—	—	—
Balance at December 31, 2012	$—	$4,469	$—	$(3,088)	$(11,343)	$(9,962)
Net income (loss)	—	—	—		(1,526)	(1,526)
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Changes in pension, retiree medical and other liability	—	—	—	1,423	—	1,423
Net changes in fair value of derivative financial instruments	—	—	—	52	—	52
Non-cash tax provision	—	—	—	(538)	—	(538)
Total comprehensive loss						(590)
Reclassification and amortization of share based compensation expense	—	68	—	—	—	68
Intercompany equity transfer	—	824	—	—	—	824
Balance at December 31, 2013	$—	$5,361	$—	$(2,152)	$(12,869)	$(9,660)
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Operating Environment
American Airlines, Inc. (American) is a Delaware corporation whose primary business activity is the operation of a major network air carrier. American is a wholly-owned subsidiary of American Airlines Group Inc. (AAG or the Company; formerly AMR Corporation), which owns all of American's outstanding common stock, par value $1.00 per share.
Prior to the Merger, as discussed below, American operated the third largest airline in the U.S. as measured by revenue passenger miles (RPMs) and available seat miles (ASMs). American operates in five primary domestic markets: Chicago, Dallas/Fort Worth, Los Angeles, Miami, and New York City. American operates nearly 1,811 flights per day to 166 destinations in 50 countries. In 2013, American had approximately 87 million passengers boarding its flights. As of December 31, 2013, American operated 627 mainline jets. American is supported by AAG's wholly-owned regional airline subsidiary and third-party regional carriers operating as American Eagle under capacity purchase agreements.
As of December 31, 2013, American employed approximately 60,000 active full-time equivalent employees, of which approximately 69.2% are covered by CBAs with various labor unions. American's pilots and flight attendants are currently working under the terms of their respective CBAs, as modified by transition agreements reached in connection with the Merger in December 2013.
2. Emergence From Chapter 11
Overview
On November 29, 2011 (the Petition Date), AMR Corporation (renamed American Airlines Group Inc., AAG, the Company), its principal subsidiary, American Airlines, Inc. (American), and certain of the Company's other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors' fourth amended joint plan of reorganization (as amended, the Plan).
On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among the Company, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, Inc. (US Airways Group), pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of the Company following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group common stock (AAG Common Stock), par value $0.01 per share.
From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the U.S. Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the U.S. Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.
Plan of Reorganization
The Plan implements the Merger and incorporates a compromise and settlement of certain intercreditor and intercompany claim issues.
Pursuant to the Plan, all shares of AMR Corporation common stock outstanding prior to the Effective Date were canceled. The Restated Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock, par value $0.01 per share, and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share. Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock", with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock and AAG Series A Preferred Stock are listed on the NASDAQ Global Select Market under the symbols "AAL"

and "AALCP", respectively, and began trading on December 9, 2013. In addition, pursuant to the Plan, up to 40 million shares of AAG Common Stock was authorized for issuance under the 2013 Incentive Award Plan (the 2013 IAP).
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in the Debtors including AMR Corporation and American:

•	all secured claims against the Debtors have been reinstated;

•	allowed administrative claims, priority claims and convenience claims have been or will be paid in full in cash;

•
other holders of allowed pre-petition unsecured claims, holders of allowed interests and certain employees of AMR received or will receive 72% of AAG Common Stock (on a fully converted basis) authorized to be issued pursuant to the Plan and in connection with the Merger under the following provisions:

◦
all creditors holding general unsecured claims against American that are guaranteed by AAG and general unsecured claims against AAG that are guaranteed by American (Double-Dip Unsecured Claims) were treated the same under the Plan. Holders of Double-Dip Unsecured Claims received, at the Effective Date, their recovery in shares of AAG Series A Preferred Stock with a stated amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that are not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions. Holders of Single-Dip Unsecured Claims received, at the Effective Date, a portion of their recovery in shares of AAG Series A Preferred Stock and a right, subject to the trading price of the Company's common stock during the 120 day period after the Effective Date, to receive their remaining recovery in shares of AAG Common Stock 120 days after the Effective Date;

◦
holders of certain labor-related deemed claims and certain non-management, non-union employees as specified in the Plan received, at the Effective Date, the right to receive an allocation of shares of AAG Common Stock representing 23.6% of the total number of shares of AAG Common Stock ultimately distributed to holders of pre-petition general unsecured creditors against the Debtors. On the Effective Date, pursuant to the Plan, an initial allocation of approximately 39 million shares of AAG Common Stock was made related to these labor and employee groups, of which approximately 27 million shares were distributed on the Effective Date and approximately 13 million shares of which were withheld in connection with the Company making a cash payment of approximately $300 million for certain required withholding taxes;

◦
holders of allowed interests in AMR Corporation (primarily holders of AMR Corporation common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and, will receive additional shares of AAG Common Stock if, among other considerations, the trading price of the Company's common stock at various points during the 120 day period after the Effective Date provides for a full recovery to claimholders and other allowed priority interests; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve (Disputed Claims Reserve), beginning after 120 days after the Effective Date. Disputed claimholders that subsequently become Single-Dip Unsecured Claimholders will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the Disputed claimholder would have received had such claimholder been a Single-Dip Unsecured Claimholder as of the Effective Date.

The Plan contemplates the distribution of up to 756 million shares of common stock of which approximately 53 million shares were issued to the Debtors' stakeholders in connection with the Effective Date. In accordance with the Plan, the Company will issue the remaining shares of AAG Common Stock over the 120 day distribution period and as disputed claims are resolved. In addition, pursuant to the Plan approximately 197 million common shares were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claim reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claim reserve amount of approximately $755 million, representing the maximum amount of additional allowable Single-Dip claims under the Plan's provisions. Approximately 16 million shares of AAG Series A Preferred Stock have been reserved at the Effective Date for distribution to holders of disputed Single-Dip general unsecured claims whose claims ultimately become allowed. Additional new shares of AAG Common Stock will be distributed into the reserve on or about the 120th day after the Effective Date. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date.
AAG is not required to distribute additional shares above the 756 million shares contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
In addition, as of December 31, 2013, American made the following cash disbursements under the Plan:

•	$385 million in cash to the Pension plans in connection with missed contributions to the pension plans during Chapter 11 and interest and penalty interest thereon;

•	$105 million to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $300 million for payroll taxes associated with equity distributions to employees
Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 7 to American's Consolidated Financial Statements for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable additional time post emergence. Included in Claim and other bankruptcy settlement obligations on American's Consolidated Balance Sheet as of December 31, 2013, are American's estimates of the amounts of disputed claims that will ultimately become allowed Single-Dip general unsecured claims. As these claims are resolved, or where better information becomes available and is evaluated, AAG will make adjustments to the liabilities recorded in American's Consolidated Financial Statements as appropriate. Any such adjustments could be material to American's financial position or results of operations in any given period.
Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, the Company experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize certain tax attributes including the Company’s substantial NOLs. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While the Company anticipates taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.5 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply.
Moreover, an ownership change subsequent to the Company’s emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Company’s NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Company’s ability to utilize the NOL Carryforwards, the Restated Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of the Restated Certificate of Incorporation was attached as Exhibit 3.1 to a Form 8-K filed on December 9, 2013 by the Company with the Securities and Exchange Commission.
Liabilities Subject to Compromise
Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent the Debtors' current estimate of known or potential pre-petition obligations to be resolved in connection with the Chapter 11 Cases.
Pursuant to the Plan, American's allowed pre-petition claims and estimated unresolved pre-petition claims of $4.6 billion were settled in cash, AAG Series A Preferred Stock and other bankruptcy settlement obligations on the Effective Date. The pension and postretirement benefits obligation included below was reinstated and is included in "Pension and postretirement benefits" in American's Consolidated Balance Sheets. Accordingly there are no Liabilities Subject to Compromise at December 31, 2013.
The following table summarizes the components of liabilities subject to compromise included on the Consolidated Balance Sheet as of December 31, 2012 (in millions):

Long-term debt	$358
Estimated allowed claims on aircraft lease and debt obligations and facility lease and bond obligations	3,716
Pension and postretirement benefits [1]	1,250
Accounts payable and other accrued liabilities	370
Other	—
Total liabilities subject to compromise	$5,694

(1)
As a result of the modifications to the retirement benefits as discussed in Note 12 to American's Consolidated Financial Statements, a portion of the pension and postretirement benefits liability, primarily relating to retiree medical and other benefits, was classified as liabilities subject to compromise.

Long-term debt, including undersecured debt, classified as subject to compromise as of December 31, 2012 consisted of (in millions):

Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at December 31, 2012)	$172
6.00%—8.50% special facility revenue bonds due through 2036	186
$358
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Pension and postretirement benefits	$—	$(66)	$—
Labor-related deemed claim	1,733	—	—
Aircraft and facility financing renegotiations and rejections [1,2]	320	1,951	102
Fair value of conversion discount [3]	218	—	—
Professional fees	199	227	14
Other	170	67	—
Total reorganization items, net	$2,640	$2,179	$116

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. American recorded an estimated claim associated with the rejection or modification of a financing or facility agreements when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

(2)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the year ended December 31, 2013, American recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $180 million, allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK and rejected bonds that financed certain improvements at ORD, which are included in the table above.

(3)
The Plan allows unsecured creditors receiving Preferred Stock a conversion discount of 3.5%. Accordingly, American recorded the fair value of such discount upon the confirmation of the Plan by the Bankruptcy Court.

3. Bankruptcy Settlement Obligations
As of December 31, 2013, the components of "Claims and other bankruptcy settlement obligations" on American's Consolidated Balance Sheet are as follows (in millions):

AAG Series A Preferred Stock	$3,329
Single-dip equity obligations	1,246
Labor-related deemed claim	849
Total	$5,424
As a mechanism for satisfying Double-Dip Unsecured Claims and a portion of Single-Dip Unsecured Claims, the Plan of Reorganization provided that such claimholders receive the mandatorily convertible AAG Series A Preferred Stock. AAG's Series A Preferred Stock, while outstanding, votes and participates in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock is mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date. In addition, subject to certain limitations, holders of AAG Series A Preferred Stock may elect to convert up to 10 million shares of AAG Series A Preferred Stock during each 30-day period following the Effective Date thereby reducing the number of AAG Series A Preferred Stock to be converted on the 120th day after the Effective Date. The initial stated value of each share of AAG Series A Preferred Stock is $25.00 and accrues dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converts to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. AAG Series A Preferred Stock embodies an unconditional obligation to transfer a variable number of shares based predominately on a fixed monetary amount known at inception, and, as such, it is not treated as equity of AAG, but rather as a liability until such time that it is converted to AAG Common Stock. Accordingly, American has reflected the amount of its claims satisfied through the issuance of the AAG Series A Preferred Stock as a liability included within the "Bankruptcy settlement obligations" line on American’s Consolidated Balance Sheets and will reflect such obligations as a liability until such time where they are satisfied through the issuance of AAG Common Stock. Upon the satisfaction of these bankruptcy settlement obligations with AAG Common Stock, the Company will record an increase in additional paid-in capital through an intercompany equity transfer while derecognizing the related bankruptcy settlement obligation at that time. As of February 19, 2014, approximately 107 million shares of AAG Series A Preferred Stock had been converted into an aggregate of 95 million shares of AAG Common Stock.
The Single-Dip equity obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity contract obligations, representing the amount of total Single-Dip unsecured creditor obligations not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represent an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, are not treated as equity, but rather as liabilities until the 120th day after emergence. At the 120th day after emergence, AAG will issue a variable amount of AAG Common Stock necessary to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through the 120th day after emergence, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan and subject to there being a sufficient number of shares remaining for issuance to unsecured creditors under the Plan.
In exchange for employees' contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim was approximately $1.7 billion. On the Effective Date, AAG made an initial distribution of $595 million in common stock and American paid approximately $300 million in cash to cover payroll taxes related to the equity distribution. As of December 31, 2013, the remaining liability to certain American labor groups and employees of $849 million is based upon the estimated fair value of the shares of AAG Common Stock expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the trading price of AAG Common Stock at December 31, 2013. Increases in the trading price of AAG Common Stock after December 31, 2013, could cause a decrease in the fair value measurement of the remaining obligation, and vice-versa. American will record this obligation at fair value primarily through the 120th day after emergence, at which time the obligation will be materially settled.

4. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 include the accounts of American. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation. All significant intercompany transactions have been eliminated.
Chapter 11 Matters
In accordance with GAAP, the Debtors applied ASC 852 "Reorganizations" (ASC 852), in preparing the Consolidated Financial Statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in Reorganization Items, Net on the accompanying Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 reorganization process as of December 31, 2012 were classified on the Consolidated Balance Sheet in Liabilities Subject to Compromise.
Certain of American's non-U.S. subsidiaries are not part of the Chapter 11 Cases. Since these non-US subsidiaries do not have significant transactions, American does not separately disclose the combined financial statements of such non-U.S. subsidiaries in accordance with the requirements of reorganization accounting.
In accordance with ASC 852, American did not meet the criteria for and will not adopt "fresh start" accounting as the reorganization value of American's assets, as determined based upon an estimate of the fair value of AMR's equity using the trading market price of US Airways Group, the amount of post-petition liabilities as of the Effective Date was significantly greater than the total pre-petition liabilities and expected allowed claims. As a result, our assets and liabilities were not adjusted to fair value; but rather liabilities compromised by the Plan are stated at present values of amounts to be paid.

Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the new AAG financial statement presentation. These reclassifications do not impact the historic net income and are comprised principally of the following items:

•	Reclassifications between various operating income line items to confirm the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of regional airline expenses.

•	Reclassifications between other nonoperating income (expense), net and operating expenses to conform the presentation of foreign currency gains and losses.
The following table summarizes the historical and revised financial statement amounts for American (in millions).

	Year Ended December 31,
	2012		2011
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$18,743	$18,743	$17,947	$17,947
Regional passenger	2,914	2,914	2,724	2,724
Cargo	675	669	709	703
Other	2,493	2,499	2,577	2,583
Total operating revenues	24,825	24,825	23,957	23,957
Operating expenses:
Aircraft fuel and related taxes	7,705	8,717	7,358	7,434
Salaries, wages and benefits	6,208	6,242	6,353	6,385
Regional expenses	3,049	1,142	3,099	2,418
Maintenance, materials and repairs	1,158	1,133	1,038	1,020
Other rent and landing fees	1,083	1,286	1,194	1,305
Aircraft rent	554	550	645	673
Selling expenses	1,059	1,050	1,103	1,062
Depreciation and amortization	845	999	915	950
Special items, net	386	386	756	725
Other	2,696	3,279	2,650	3,155
Total operating expenses	24,743	24,784	25,111	25,127
Operating income (loss)	82	41	(1,154)	(1,170)
Nonoperating income (expense):
Interest income	25	25	25	25
Interest expense, net of capitalized interest	(633)	(612)	(672)	(649)
Related-party interest	(13)	(13)	(14)	(14)
Other, net	223	243	(34)	(41)
Total nonoperating expense, net	$(398)	$(357)	$(695)	$(679)

Additionally, the Company reclassified approximately $292 million from current to noncurrent liabilities as of December 31, 2012.
New Accounting Pronouncements
Effective January 1, 2013, American adopted revised guidance on the Comprehensive Income topic of the FASB Codification which requires an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income (loss) and the income statement line items affected by the reclassification. The adoption did not have any impact on American’s financial position, results of operations or cash flows.

Effective January 1, 2013, American adopted revised guidance on Balance Sheet topic of the FASB Codification, which clarifies the scope of disclosures about offsetting assets and liabilities. The clarification applies only to derivatives, repurchase agreements and reverse purchase agreements, and to certain securities borrowing and securities lending transactions, and not to ordinary trade receivables and payables. The adoption did not have any impact on the American’s financial position, results of operations or cash flows.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.
Restricted and Short-term Investments
American has restricted cash and short-term investments related primarily to collateral held to support projected workers' compensation obligations and funds held for certain tax obligations.
Aircraft fuel, spare parts, and supplies, net
Aircraft fuel, spare parts, and supplies, are recorded at net realizable value based on average costs. These items are expensed when used. An allowance for obsolescence is provided for aircraft spare parts and supplies.
Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under flight hour maintenance contract agreements, which are accrued based on contractual terms when an obligation exists.
Other Intangibles, net
Intangible assets consist primarily of airport take-off and landing rights (Slots). Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Indefinite-lived intangible assets (route acquisition costs and international Slots) are tested for impairment annually on December 31, rather than amortized, or when a triggering event occurs, in accordance with U.S. GAAP. Such triggering events may include significant changes to the Company's network or capacity, or the implementation of open skies agreements in countries where the Company operates flights.
As there is minimal market activity for the valuation of routes and international Slots, the Company measures fair value with inputs using the income approach. The income approach uses valuation techniques, such as future cash flows, to convert future amounts to a single present discounted amount. The inputs utilized for these valuations are unobservable and reflect the Company's assumptions about market participants and what they would use to value the routes and accordingly are considered Level 3 in the fair value hierarchy. The Company's unobservable inputs are developed based on the best information available as of December 31, 2013.
The following table provides information relating to the Company's amortized intangible assets as of December 31, 2013 and 2012 (in millions):

	2013	2012
Airport Slots	$277	$515
Airport gate leasehold rights	155	155
Accumulated amortization	(375)	(509)
Total	$57	$161

     Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Dividend Miles customer relationships, marketing agreements and trademarks were identified as intangible assets subject to amortization and will be amortized over approximately 9 years, 30 years and 15 months, respectively.
American recorded amortization expense related to these intangible assets of approximately $18 million, $25 million, and $27 million for the years ended December 31, 2013, 2012 and 2011, respectively. American expects to record annual amortization expense for the aforementioned definite-life intangible assets as follows (in millions):

	2014	2015	2016	2017	2018
Amortization expense	$12	$10	$9	$5	$1
    The Company's indefinite-lived assets include certain international route authorities and domestic airport take-off and landing slots. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. As of December 31, 2013, and 2012, the Company had $755 million and $708 million, respectively, of indefinite-lived intangible assets on its Consolidated Balance Sheet.
Equipment and Property
Property and equipment are recorded at cost. Interest expense related to the acquisition of certain property and equipment, including aircraft purchase deposits, is capitalized as an additional cost of the asset. Interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $47 million, $50 million and $40 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less. The depreciable lives used for the principal depreciable asset classifications are:

Principal Depreciable Asset Classification	Depreciable Life
American jet aircraft and engines	16- 30 years
Other regional aircraft and engines	25 years
Major rotable parts, avionics and assemblies	Fleet end date
Improvements to leased flight equipment	Shorter of asset/leasehold improvement or lease end date
Buildings and improvements (principally on leased land)	Lesser of 5 - 30 years or lease term
Furniture, fixtures and other equipment	3-10 years: Ranges from computer hardware to furniture
Capitalized software	Lesser of 5 years or lease term
Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally 5% to 10%, except when guaranteed by a third-party for a different amount.
Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives. Lease terms vary but are generally 16 to 30 years for aircraft and three to 30 years for other leased equipment and property.
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. An asset or group of assets is considered impaired when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset and the net book value of the asset exceeds its estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
Passenger Revenue
Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on American's historical experience, and are recorded at the scheduled time of departure.

American purchases capacity, or ASMs, generated by the Company's wholly-owned regional air carriers and the capacity of Republic Airways Holdings' subsidiaries Republic Airlines (Republic) and Chautauqua Airlines (Chautauqua), and SkyWest Airlines, Inc.'s subsidiaries Sky West Airlines (SkyWest) and ExpressJet Airlines (ExpressJet) in certain markets. American's wholly-owned regional air carriers and Chautauqua, ExpressJet, Republic, and SkyWest operate regional aircraft in these markets as part of American Eagle carriers. American classifies revenues generated from transportation on these carriers as regional passenger revenues. Liabilities related to tickets sold by American for travel on these air carriers are also included in American's air traffic liability and are subsequently relieved in the same manner as described above
Various taxes and fees assessed on the sale of tickets to end customers are collected by American as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the appropriate taxing authority.
Frequent Flyer Programs
American currently operates the AAdvantage frequent flyer program. This program awards mileage credits to passengers who fly on American and oneworld carriers, as well as certain other partner airlines that participate in the programs. Mileage credits can also be earned through purchases from other non-airline partners that participate in American's loyalty program. Mileage credits can be redeemed for travel on American, US Airways or other participating partner airlines, in which case American pays a fee.
American uses the incremental cost method to account for the portion of our frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or its regional affiliates. The Company has an obligation to provide future travel when these mileage credits are redeemed and therefore has recorded a liability for mileage credits outstanding.
The incremental cost liability includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level required to redeem an award. Additionally, outstanding mileage credits are subject to expiration if unused. In calculating the liability, American estimates how many mileage credits will never be redeemed for travel and excludes those mileage credits from the estimate of the liability. Estimates are also made for the number of miles that will be used per award redemption and the number of travel awards that will be redeemed on partner airlines. These estimates are based on historical program experience as well as consideration of enacted program changes, as applicable. Changes in the liability resulting from members earning additional mileage credits or changes in estimates are recorded in the statement of operations as a part of passenger revenue.
The liability for outstanding mileage credits is valued based on the estimated incremental cost of carrying one additional passenger. Incremental cost primarily includes unit costs incurred for fuel, food, and insurance as well as fees incurred when travel awards are redeemed on partner airlines. In addition, American also includes in the determination of incremental cost the amount of certain fees related to redemptions expected to be collected from AAdvantage members. These redemption fees reduce incremental cost. No profit or overhead margin is included in the accrual of incremental cost. These estimates are generally updated based upon our 12-month historical average of such costs.
As of December 31, 2013 the liability for outstanding mileage credits for the AAdvantage program was $580 million and is included on the consolidated balance sheets within frequent flyer liability.
American also sells frequent flyer program mileage credits to participating airline partners and non-airline business partners. Sales of mileage credits to business partners is comprised of two components, transportation and marketing. Historically, American has used the residual method of accounting to determine the values of each component as there had not been a material modification to any significant agreements since our adoption of Accounting Standards Update (ASU) No. 2009-13, "Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements" on January 1, 2011.
During the fourth quarter, American and Citibank amended their current AAdvantage co-branded credit card agreement which resulted in a material modification of the terms of the arrangement. Therefore, subsequent to the amendment of the arrangement, American will apply the relative selling price method to determine the values of each deliverable. Under the relative selling price approach, American identified five revenue elements for the co-branded credit card agreements with Citibank: the transportation component; use of the American’s brand including access to frequent flyer member lists; advertising; lounge access; and baggage services (together excluding "the transportation component", the "marketing component").
The transportation component represents the estimated selling price of future travel awards and is determined using historical transaction information, including information related to customer redemption patterns. The transportation component is deferred based on its relative selling price and amortized into passenger revenue on a straight-line basis over the period in which the mileage credits are expected to be redeemed for travel.
The marketing component represents services provided to American's business partners and relates primarily to the use of American’s logo and tradename along with access to customers lists of AAdvantage members. The marketing services are provided periodically, but no less than monthly. Accordingly, the marketing component is considered earned and recognized in other revenues in the period of the mileage sale.
Upon application of the relative selling price method in the fourth quarter for American’s Citibank modification, American reduced its travel component liability and recorded Other Revenue of approximately $31 million. As a result of the change in the marketing component value when the relative selling price method is applied, American now defers less revenue per mile sold.
For American’s agreements where there has not been a material modification, it continues to apply the residual method.
As of December 31, 2013 and 2012, American had $1.2 billion in deferred revenue from the sale of mileage credits (recorded as Frequent flyer liability on the consolidated balance sheets). For the years ended December 31, 2013, 2012 and 2011, the marketing component of mileage sales recognized at the time of sale in other revenues was approximately $816 million, $725 million and $761 million, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.
Selling Expenses
Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising. Advertising expenses are expensed on a straight-line basis as incurred throughout the year. Advertising expense was $166 million, $153 million and $186 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Share-based Compensation
The Company accounts for its share-based compensation expense based on the fair value of the stock award at the time of grant, which is recognized ratably over the vesting period of the stock award. The fair value of stock options and stock appreciation rights is estimated using a Black-Scholes option pricing model. The fair value of restricted stock units is based on the market price of the underlying shares of common stock on the date of grant. See Note 11 for further discussion of share-based compensation.
Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other nonoperating expense, net in American's consolidated statements of operations. Foreign currency losses for 2013, 2012 and 2011 were $55 million, $41 million and $17 million, respectively.
Subsequent Events
In connection with preparation of the Consolidated Financial Statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2013 and identified items as set forth in Note 17 to American's Consolidated Financial Statements.

5. Special Items, Net
The following table summarizes the components of American's Special items, net, as of December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Restructuring and special charges:
Aircraft [1]	$33	$11	$744
Facilities and other fixed assets	7	14	12
Personnel costs [2]	166	361	—
Merger-related expenses:
Employee-related [3]	103	—	—
Professional fees	24	—	—
Slot divestiture [4]	(67)	—	—
Other	16	—	—
Special items, net	$282	$386	$756

(1)
Consists primarily of impairment charges to write-down certain Boeing 757 aircraft and certain related long-lived assets to their estimated fair value in connection with reclassification of these assets to held for sale.

(2)
Consists primarily of charges resulting from a $107 million fair value adjustment to the pilot long-term disability plan and a $43 million charge to benefits expense due to a reorganization related increase in workers' compensation claims in the applicable period including adverse developments on older claims. Charges in 2012 are in connection with voluntary and involuntary employee separations from American and were paid through the end of 2013.

(3)
Employee related expenses consist of $47 million in severance to satisfy certain separation agreements resulting from the Merger and professional fees and $56 million related to equity awards granted in connection with the Merger, partially offset by the cancellation of equity awards in connection with the Merger.

(4)	Recognition of a $67 million gain on the sale of slots at LaGuardia and Ronald Regan Washington National Airport as part of the settlement reached with the Department of Justice.
See Note 4 to AAG's Consolidated Financial Statements in Part II, Item 8A for information on the Merger Agreement.
6. Investments and Fair Value Measurements
Short-term investments consisted of (in millions):

	December 31,
	2013	2012
Overnight Investments, Time Deposits and Repurchase Agreements	$177	$306
Corporate and Bank Notes	3,350	2,121
U.S. Government Agency and Treasury Obligations	1,312	545
Commingled Funds	323	435
Other	—	1
	$5,162	$3,408
Short-term investments at December 31, 2013, by contractual maturity included (in millions):

Due in one year or less	$2,308
Due between one year and three years	2,443
Due after three years	411
$5,162

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).
American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. American's fuel derivative contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the year ended December 31, 2013.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$323	$323	$—	$—
Government agency investments	1,312	—	1,312	—
Repurchase agreements	170	—	170	—
Corporate obligations	2,750	—	2,750	—
Bank notes / Certificates of deposit / Time deposits	607	—	607	—
	5,162	323	4,839	—
Restricted cash and short-term investments [1]	702	646	56	—
Fuel derivative contracts, net [1]	109	—	109	—
Total	$5,973	$969	$5,004	$—

(1)
Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)
American's short-term investments mature in one year or less except for $250 million of Bank notes/Certificates of deposit/Time deposits, $511 million of U.S. Government agency investments and $2.1 billion of Corporate obligations.

A $56 million Level 1 restricted money market security was liquidated in August 2013. The cash proceeds were subsequently reinvested in a Level 2 U.S. Treasury Obligation. American's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
As of December 31, 2013, American had no exposure to European sovereign debt.

7. Commitments, Contingencies and Guarantees
Aircraft Acquisition Commitments
American had total aircraft acquisition commitments as of December 31, 2013 as follows:

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Airbus
A320 Family	35	30	25	20	—	—	110
A320 Neo	—	—	—	10	25	95	130
Boeing
737 Family	20	20	20	20	—	—	80
737 MAX	—	—	—	3	17	80	100
777-300 ER	6	2	2	—	—	—	10
787 Family	2	11	13	9	7	—	42
Bombardier
CRJ900	15	15	—	—	—	—	30
Embraer
ERJ175	—	24	24	12	—	—	60
Total	78	102	84	74	49	175	562
As of December 31, 2013, payments for the above purchase commitments and certain engines, and future lease payments for all leased aircraft are presented in the table below (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Payments for above aircraft commitments and certain engines (1)	$2,817	$2,965	$3,275	$3,204	$4,018	$15,794	$32,073

(1)
These amounts are net of purchase deposits currently held by the manufacturers. American's purchase deposits totaled $847 million as of December 31, 2013. American has granted Boeing a security interest in American's purchase deposits with Boeing.

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
In December 2013, American entered into agreements with Bombardier Inc. (Bombardier) and Embraer S.A. (Embraer) under which it plans to acquire 30 Bombardier CRJ900 aircraft to be delivered in 2014 and 2015 and 60 Embraer E175 aircraft to be delivered between 2015 and 2017. The agreement also provides for the option to purchase up to 40 additional CRJ900 aircraft and 90 additional E175 aircraft.
Facility and support commitments
American has contracts related to facility construction or improvement projects, primarily at airport locations as well as information technology support. The contractual obligations related to these contracts are presented in the table below (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Facility construction or improvement contracts	$34	$21	$—	$—	$—	$—	$55
Information technology support contract	129	118	104	87	87	74	599

Capacity Purchase Agreements with Third-Party Regional Carriers
As of December 31, 2013, American's capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2014 to 2025, with rights of American to extend the respective terms of each agreement. See Part I, Item 2. Properties for information on the aircraft contractually obligated to American under such capacity purchase agreements with third-party regional carriers.
American has entered into agreements with the third-party regional carriers that operate certain of their aircraft using American's flight designator codes. American controls the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retains all revenues associated with revenue flights by those aircraft. American pays the third-party regional carriers an amount, as defined in the applicable agreement, based on the airlines' costs of operating those flights and other factors intended to approximate market rates for those services. As of December 31, 2013, American's minimum fixed obligations under its capacity purchase agreements with third-party regional carriers were as follows (approximately, in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Minimum fixed obligations under its capacity purchase agreements with third-party regional carriers [1]	$521	$670	$676	$520	$511	$3,849	$6,747

(1)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

Operating Leases
American leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2013, the Company had 247 aircraft under operating leases, with remaining terms ranging from one month to approximately 14 years. Airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.
As of December 31, 2013, obligations under noncancellable operating leases for future minimum lease payments were as follows (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Future minimum lease payments [1]	$1,384	$1,204	$1,117	$1,061	$982	$5,302	$11,050
(1) As of December 31, 2013, $298 million is included on the accompanying balance sheet in Accrued liabilities and Deferred gains and credits, net relating to rent expense being recorded in advance of future operating lease payments.
Rent expense, excluding landing fees, was $1.6 billion, $1.4 billion and $1.6 billion in 2013, 2012 and 2011, respectively.
Sale-leaseback Arrangements
During 2013, American financed 31 Boeing 737-800 and three 777-300ER aircraft under sale-leaseback arrangements, which are accounted for as operating leases. Gains and losses associated with these sale-leaseback transactions are amortized over the respective remaining lease term and are included in the consolidated balance sheets as deferred gains and prepaid rent, respectively.
American has entered into sale-leaseback arrangements with certain leasing companies to finance 20 Boeing 737-800 scheduled to be delivered beginning in 2014. The financings of each aircraft under these arrangements are subject to certain terms and conditions.
Off-Balance Sheet Arrangements
Aircraft
American has 118 owned aircraft and 32 leased aircraft which were financed with pass through trust certificates, or EETCs, issued by pass through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment. Rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allowed American to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase, delivery or refinancing of the relevant aircraft. The trusts were also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covered a set amount of aircraft scheduled to be delivered or refinanced within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at American's election, in connection with a mortgage financing of the aircraft or, in certain cases, by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to American. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by American. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of American and in certain instances are guaranteed by AAG. As of December 31, 2013, $3.5 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
With respect to leveraged leases, American evaluated whether the leases had characteristics of a variable interest entity and concluded the leasing entities met the criteria for variable interest entities. American generally is not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates American to absorb decreases in value or entitles American to participate in increases in the value of the aircraft. American does not provide residual value guarantees to the bondholders or equity participants in the trusts. Each lease does have a fair market value or a fixed price purchase option that allows American to purchase the aircraft near the end of the lease term. However, the option price approximates an estimate of the aircraft's fair value at the option date. Under this feature, American does not participate in any increases in the value of the aircraft. American concluded it was not the primary beneficiary under these arrangements. Therefore, American accounts for its EETC leveraged lease financings as operating leases. American's has no future obligations under these leveraged lease financing as of December 31, 2013.
Special Facility Revenue Bonds
American guarantees the payment of principal and interest of certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment which is leased to American. Under such leases, American is required to make rental payments through 2035, sufficient to pay maturing principal and interest payments on the related bonds. To the extent these transactions were committed to prior to May 21, 1998, they are accounted for as operating leases. Approximately $426 million of the special facility revenue bonds are outstanding at December 31, 2013 with total future payments of approximately $619 million as of December 31, 2013. Approximately $112 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds in 2014. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or are considered prepaid facility rentals and would reduce future operating lease commitments.
Legal Proceedings
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order approving and confirming the Debtors' Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claim reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claim reserve amount of approximately $755 million. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the 756 million shares contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be terminated without liability to American. The Bankruptcy Court has not yet ruled on this matter and we cannot predict whether American will receive relief from any of these obligations.
Government Antitrust Actions. On August 13, 2013, the U.S. government, along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the plaintiff states), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires the carriers to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for ten years certain rights and assets consisting of 52 Slot pairs at Washington Reagan National Airport, and 17 Slot pairs at LaGuardia, in each case together with and associated gates and related ground facilities necessary to operate those Slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from Washington Reagan National Airport
Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the Plaintiffs moved to amend their complaint to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Trial is set for June 2014. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

General. The Company and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of the Company. Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain.
Guarantees and Indemnifications
The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company is not able to estimate the potential amount of any liability resulting from the indemnities. These indemnities are discussed in the following paragraphs.
In its aircraft financing agreements, American generally indemnifies the financing parties, trustees acting on their behalf and other relevant parties against liabilities (including certain taxes) resulting from the financing, manufacture, design, ownership, operation and maintenance of the aircraft regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties.
American's loan agreements and other London Interbank Offered Rate (LIBOR)-based financing transactions (including certain leveraged aircraft leases) generally obligate American to reimburse the applicable lender for incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, American's loan agreements, derivative contracts and other financing arrangements typically contain a withholding tax provision that requires American to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.
These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts American could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose on the collateral to realize the amount due.
In certain transactions, including certain aircraft financing leases and loans and derivative transactions, the lessors, lenders and/or other parties have rights to terminate the transaction based on changes in foreign tax law, illegality or certain other events or circumstances. In such a case, American may be required to make a lump sum payment to terminate the relevant transaction.
American has general indemnity clauses in many of its airport and other real estate leases where American as lessee indemnifies the lessor (and related parties) against liabilities related to American's use of the leased property. Generally, these indemnifications cover liabilities resulting from the negligence of the indemnified parties, but not liabilities resulting from the gross negligence or willful misconduct of the indemnified parties. In addition, American provides environmental indemnities in many of these leases for contamination related to American's use of the leased property.
Under certain contracts with third parties, American indemnifies the third-party against legal liability arising out of an action by the third-party, or certain other parties. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. American has liability insurance protecting American for some of the obligations it has undertaken under these indemnities.
American is involved in certain claims and litigation related to its operations. American is also subject to regulatory assessments in the ordinary course of business. American establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. In the opinion of management, liabilities, if any, arising from these regulatory matters, claims and litigation will not have a material adverse effect on American's consolidated financial position, results of operations, or cash flows, after consideration of available insurance.
Venezuela Cash and Short-term Investments
The business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of December 31, 2013, approximately $710 million of our unrestricted cash balance was held as Venezuelan bolivars, valued at a weighted average rate of 6.04 bolivars to the dollar. The period of time to exchange those funds into dollars and repatriate them has been increasing and is presently more than a year. On January 23, 2014, the Venezuelan government issued a regulation to implement a new system for determining the exchange rate based on the result of limited periodic sales of dollars known as Sicad auctions (currently 11.80 to the dollar based on the February 21, 2014 Sicad auction) for repatriation of income from future ticket sales, and introduced new procedures for approval of conversion and repatriation of local currency. The government also enacted a new law effective February 19, 2014 that authorizes additional methods of exchanging Venezuelan bolivars at rates other than the controlled base rate of 6.3 to the dollar or the existing Sicad auction rate, but the regulations necessary to implement the law are still pending and it is not clear at this point whether or how the new methods may impact the pending balances of Venezuelan bolivars held by airlines. We are working with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I, Item 1A. Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control." for additional discussion on currency risks.
Other
In 2010, American and Japan Airlines entered into a JBA under which, amongst other things, American provided Japan Airlines a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. As of December 31, 2013, American reached an agreement with JAL to settle the liability at an amount already recorded.
In the fourth quarter of 2012, American entered into a settlement agreement resolving a commercial dispute. The settlement agreement includes two elements which were valued at relative fair value and will be recognized when earned. American determined that the settlement includes a litigation gain of $280 million, which was valued using future cash flows and recognized in the fourth quarter of 2012. The settlement also includes an incentive which is contingent upon signing a future contract and will be recognized over the term of the future contract. The contract was signed in January, 2014.
As a result of the Terrorist Attacks and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. As of December 31, 2013, the remaining liability and the amount of the offsetting receivable were each $1.0 billion.

8. Indebtedness and Leases
Long-term debt and capital lease obligations included in the Consolidated Balance Sheets consisted of (in millions):

	December 31, 2013	December 31, 2012
Secured
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00%-9.00% at December 31, 2013)	$2,111	$3,297
Enhanced equipment trust certificates (EETCs) due through 2025 (fixed rates from 4.00%-7.00% at December 31, 2013)	3,516	1,741
7.00%-8.50% special facility revenue bonds due through 2031	1,282	1,313
Senior secured credit facility due 2019 (rate of 3.75% at December 31, 2013)	1,882	—
7.50% senior secured notes due 2016	1,000	1,000
AAdvantage Miles advance purchase (net of discount of $40 million) (effective rate 8.30%)	611	772
Other secured obligations, fixed interest rates ranging from 5.20% to 12.20%, maturing from 2014 - 2035	380	412
	10,782	8,535
Unsecured
Affiliate unsecured obligations	27	27
	27	27
Total long-term debt and capital lease obligations	10,809	8,562
Less current maturities	957	1,419
Long-term debt and capital lease obligations, less current maturities	$9,852	$7,143
For information regarding the liabilities subject to compromise as of December 31, 2012, see Note 2 to American's Consolidated Financial Statements.
Indebtedness
Secured financings are collateralized by assets, primarily aircraft, engines, simulators, hangar and maintenance facilities, route authorities and airport Slots. At December 31, 2013, the maturities of long-term debt and capital leases are as follows (in millions):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Total Principal Amount	$957	$880	$1,801	$846	$722	$5,646	$10,852
At December 31, 2013, the Company was operating 28 jet aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years.
As of December 31, 2013, AAG had issued guarantees covering approximately $1.3 billion of American's tax-exempt bond debt (and interest thereon) and $4.7 billion of American's secured debt (and interest thereon).
In connection with the Merger and pursuant to the Plan on December 9, 2013, (i) American entered into a joinder to loan agreement and became an obligor of US Airways Group's $1.6 billion 2013 Citicorp credit facilities and (ii) American entered into a second supplemental indenture that guaranteed the payment obligations associated with the US Airways Group's 6.125% Notes, due in 2018.
2013-1 EETCs
On March 12, 2013, American closed its private offering of two tranches of enhanced equipment trust certificates (the Series 2013-1A/B EETCs) in the aggregate face amount of $664 million. The Series 2013-1A/B EETCs are comprised of a senior tranche of Class A Certificates with an interest rate of 4.00% per annum and a final expected distribution date of July 15, 2025, and a junior tranche of Class B Certificates with an interest rate of 5.625% per annum and a final expected distribution date of January 15, 2021. The Series 2013-1A/B EETCs represent an interest in the assets of two separate pass through trusts, each of which hold equipment notes issued by American. Interest on the issued and outstanding equipment notes will be payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2013, and principal on such equipment notes is scheduled for payment on January 15 and July 15 of certain years, commencing on January 15, 2014. As of December 31, 2013, the equipment notes are secured by eight currently owned Boeing 737-823 aircraft, one currently owned Boeing 777-223ER aircraft, and four currently owned Boeing 777-323ER aircraft. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act of 1933, as amended (the Securities Act).
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
2013-2 EETCs
American filed a motion with the Bankruptcy Court on October 9, 2012, requesting entry of an order authorizing American to, among other things: (i) obtain post-petition financing in an amount of up to $1.5 billion secured on a first priority basis by, among other things, up to 41 Boeing 737-823 aircraft, 14 Boeing 757-223 aircraft, one Boeing 767-323ER aircraft and 19 Boeing 777-223ER aircraft as part of a new enhanced equipment trust certificate (EETC) financing (the Refinancing EETC) to be offered pursuant to Rule 144A under the Securities Act, and (ii) use cash on hand (including proceeds of the Refinancing EETC) to indefeasibly repay the existing pre-petition obligations secured by such aircraft, as applicable, which are currently financed through, as the case may be, an EETC financing entered into by American in July 2009 (the Series 2009-1 Pass Through Certificates), a secured notes financing entered into by American in July 2009 (the 2009-2 Senior Secured Notes) and an EETC financing entered into by American in October 2011 (the Series 2011-2 Pass Through Certificates and, together with the Series 2009-1 Pass Through Certificates and the 2009-2 Senior Secured Notes, the Existing Financings), in each case without the payment of any make-whole amount or other premium or prepayment penalty.
The Bankruptcy Court approved the motion on January 17, 2013 and entered an order (the EETC Order) to such effect on February 1, 2013. The trustees for the Existing Financings appealed the EETC Order and judgments rendered in certain related adversary proceedings. The appeals (the Appeals) were briefed and oral argument before the United States Court of Appeals for the Second Circuit (the Second Circuit) was heard on June 20, 2013. On September 12, 2013, the Second Circuit fully affirmed the Company's right to repay the Existing Financings without the payment of any make-whole amount or other premium or prepayment penalty. On September 26, 2013, the trustees for the Existing Financings filed a petition for an en banc rehearing of the Appeals by the Second Circuit. On November 18, 2013, the Second Circuit denied such request for rehearing. On February 12, 2014, the trustees for the Existing Financings filed a petition for certiorari to the Supreme Court. American intends to continue to assert vigorously its right to repay the Existing Financings without the payment of any make-whole amounts or other premium or prepayment penalty.
On July 31, 2013, American closed its private offering of the Refinancing EETC (the Series 2013-2A EETC) in the aggregate face amount of $1.4 billion with an interest rate of 4.95% per annum and a final expected distribution date of January 15, 2023. In September 2013, American repaid the Existing Financings, including securities tendered to the Company under a tender offer for the Existing Financings that commenced on June 27, 2013, and received the proceeds from the Series 2013-2A EETC. In conjunction with the repayment of the Existing Financings, American incurred cash charges of $19 million, included in Interest expense, net of capitalized interest and a charge of $54 million, included in Miscellaneous, net, of which $21 million is cash, related to the premium on tender for the Existing Financings, and $33 million is non-cash, related to the write-off of unamortized issuance costs. The 2013-2A EETC represents an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-2A EETC is secured by the same aircraft previously used to secure the Existing Financings. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
On November 27, 2013, American closed its private offering of Class B enhanced equipment trust certificates (the Series 2013-2B EETCs) in the aggregate face amount of $512 million. The Series 2013-2B EETCs rank junior to the Series 2013-2A EETCs. The Series 2013-2B EETCs were issued with an interest rate of 5.60% per annum and a final expected distribution date of July 15, 2020. The 2013-2C EETCs represent an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-2B EETCs are secured by the same aircraft securing the Series 2013-2A EETCs. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
On December 20, 2013, American closed its private offering of Class C enhanced equipment trust certificates (the Series 2013-2C EETCs) in the aggregate face amount of $256 million. The Series 2013-2C EETCs generally rank junior to the Series 2013-2A and 2B EETCs. The Series 2013-2C EETCs were issued with an interest rate of 6.00% per annum and a final expected distribution date of January 15, 2017. The 2013-2C EETCs represent an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-2C EETCs are secured by the same aircraft securing the Series 2013-2A and 2B EETCs. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
Credit Facilities
On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the Credit Agreement) with certain lenders. The Credit Agreement provides for a $1.9 billion term loan facility (the Term Loan Facility) and a $1.0 billion revolving credit facility (the Revolving Facility and, together with the Term Loan Facility, the Credit Facilities). As of December 31, 2013, American had borrowed $1.9 billion under the Term Loan Facility. The Credit Facilities are secured obligations of American and guaranteed by AAG. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of December 31, 2013, there were no borrowings outstanding under the Revolving Facility.
Upon consummation of the Merger, US Airways Group and US Airways joined the Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the Credit Facilities were automatically increased. The Term Loan Facility and Revolving Facility mature on June 27, 2019 and June 27, 2018, respectively, unless otherwise extended by the applicable parties. The Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the Term Loan Facility.
Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following December 27, 2013. Mandatory prepayments at par of term loans and revolving loans are required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, if a "change of control" (as defined in the Credit Agreement) occurs, American will, absent an amendment or waiver, be required to repay at par the loans outstanding under the Credit Facilities and terminate the Revolving Facility.
The Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75% with respect to the Term Loan) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the Term Loan Facility and the Revolving Facility. Subject to certain limitations and exceptions, the Credit Facilities are secured by certain collateral, including liens on certain route authorities to operate between certain specified cities, certain take-off and landing rights at certain airports and American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the Credit Facilities as more fully described below in "Collateral Related Covenants".
The Credit Facilities contain events of default customary for similar financings, including cross-acceleration to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facilities may be accelerated and become due and payable immediately. The Credit Facilities also include affirmative, negative, and financial covenants that, among other things, require AAG and its restricted subsidiaries to maintain a minimum aggregate liquidity (as defined in the Credit Agreement) of not less than $2.0 billion and limit the ability of AAG and its restricted subsidiaries, including American, to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
Senior Secured Notes
In March 2011, American issued $1.0 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed on an unsecured basis by AAG. In connection with the closing of the Merger, US Airways and US Airways Group entered into a First Supplemental Indenture, dated as of December 9, 2013, pursuant to which US Airways and

US Airways Group became guarantors. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. As is customary for financings of this nature, the indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain route authorities, airport landing and takeoff slots, and rights to use or occupy space in airport terminals, in each case that American uses to operate non-stop services between certain airports and American is required maintain a certain minimum ratio of appraised value of the collateral to the outstanding amounts under the Senior Secured Notes as more fully described above in "Collateral Related Covenants."
American, at its option, may redeem some or all of the Senior Secured Notes at any time on or after March 15, 2013, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2013, American, at its option, may redeem some or all of the Senior Secured Notes at a redemption price equal to 100% of their principal amount plus a "make-whole" premium and accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2014, American, at its option, may redeem (1) up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest, if any, and (2) during any 12-month period, up to 10% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of their principal amount, plus accrued and unpaid interest, if any. If American sells certain assets or if a "change of control" (as defined in the indenture) occurs, American must offer to repurchase the Senior Secured Notes at prices specified in the indenture.
The indenture for the Senior Secured Notes includes covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. The indenture for the Senior Secured Notes also contains events of default customary for similar financings, including cross-default to certain material indebtedness of American. Upon the occurrence of certain events of default, the Senior Secured Notes may be accelerated and become due and payable.
Other Financing Transactions
In June 2013, American also remarketed approximately $216 million of Tulsa Municipal Airport Revenue Refunding Bonds Trust Series 2000B, 2001A, and 2001B due June 1, 2035 (Series 2000B) and December 1, 2035 (Series 2001 A&B).
Citibank Advanced Purchase Agreement
In 2009, American entered into an arrangement under which Citibank paid to American $1.0 billion in order to pre-purchase AAdvantage Miles (the Pre-Purchase Miles) under American's AAdvantage frequent flier loyalty program (the Pre-Purchase). Approximately $890 million of the Pre-Purchase proceeds was accounted for as a loan from Citibank with the remaining $110 million recorded as Deferred Revenue in Other liabilities and deferred credits.
To effect the Pre-Purchase, American and Citibank entered into an Amended and Restated AAdvantage Participation Agreement (as so amended and restated, the Amended Participation Agreement). Under the Amended Participation Agreement, American agreed that it would apply in equal monthly installments, over a five year period beginning on January 1, 2012, the Pre-Purchase Miles to Citibank cardholders' AAdvantage accounts.
Pursuant to the Pre-Purchase, Citibank has been granted a first-priority lien on certain of American's AAdvantage program assets. Commencing on December 31, 2011, American has the right to repay in cash, without premium or penalty, any or all of the amounts owed to Citibank that have not already been satisfied by the award of Pre-Purchase Miles to Citibank cardholders' accounts. American is also obligated, in certain circumstances (including certain specified termination events under the Amended Participation Agreement, certain cross defaults and cross acceleration events, and if any Pre-Purchase Miles remain at the end of the term) to repay in cash all outstanding amounts owed Citibank.
The Amended Participation Agreement includes provisions that grant Citibank the right to use Pre-Purchase Miles on an accelerated basis under specified circumstances.

Collateral Related Covenants
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
Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) the Senior Secured Notes and (2) Credit Facilities, as described below:

	Senior Secured Notes	Credit Facilities
Frequency of Appraisals of Appraised Collateral	Semi-Annual (June and December)	Semi-Annual (June and December)
LTV Requirement
1.5x Collateral valuation to
amount of debt outstanding (equivalent to maximum LTV of 67%); failure to meet collateral test results in American paying 2% additional interest until the ratio is at least 1.5x; additional collateral can be posted, or debt repaid, to meet this test

1.6x Collateral valuation to
amount of debt outstanding
(equivalent to maximum LTV of 62.5%); if collateral test is not met, American must post additional collateral and/or repay debt until the test is met

LTV as of Last Measurement Date	38.8%	33.8%
Collateral Description	Generally, certain route authorities, Slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita/Haneda, and China	Generally, certain route authorities, Slots, and rights to airport facilities used by American to operate all services between the U.S. and South America
At December 31, 2013, American was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes and Credit Facilities.
Cash payments for interest, net of capitalized interest, were $706 million, $498 million and $628 million for 2013, 2012 and 2011, respectively.
9. Financial Instruments and Risk Management
Fuel Price Risk Management
As of December 31, 2013, American had fuel derivative contracts outstanding covering 22 million barrels of jet fuel that will be settled over the next eighteen months. American does not hold or issue derivative financial instruments for trading purposes. American has not entered into any fuel hedges since the Effective Date and our current policy is not to do so.
In accordance with U.S. GAAP, American assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Derivatives that meet the requirements are granted special hedge accounting treatment, and American’s hedges generally meet these requirements. Accordingly, American’s fuel derivative contracts are accounted for as cash flow hedges, and the fair value of American’s hedging contracts is recorded in Current Assets or Current Liabilities in the accompanying Consolidated Balance Sheets until the underlying jet fuel is purchased. American determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in a hypothetical jet fuel hedge. If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in a hypothetical jet fuel hedge, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense. Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive income (loss) and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. American assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, American uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel. American also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. American discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. Subsequently, any changes in the fair value of these derivatives are marked to market through earnings in the period of change.
For the years ended December 31, 2013, 2012 and 2011, American recognized net gains/(losses) of approximately $(12) million, $4 million and $301 million, respectively, as a component of Aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of American’s fuel hedging agreements at December 31, 2013 and 2012, representing the amount American would receive upon termination of the agreements (net of settled contract assets), totaled $107 million and $62 million, respectively. As of December 31, 2013, American estimates that during the next twelve months it will reclassify from Accumulated other comprehensive income (loss) into earnings approximately $45 million in net gains (based on prices as of December 31, 2013) related to its fuel derivative hedges.
The impact of aircraft fuel derivative instruments (all cash flow hedges) on American's Consolidated Statements of Operations is depicted below (in millions):

	Location in Consolidated Statements of Operations	Year Ended December 31,
		2013	2012	2011
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Aircraft fuel	$(34)	$3	$277
Amount of Gain (Loss) Recognized in Income on Derivative [2]	Aircraft fuel	22	1	24
Amount of Gain (Loss) Recognized in Consolidated Statements of Operations [3]	Aircraft fuel	$(12)	$4	$301
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)
The impact of aircraft fuel derivative instruments (all cash flow hedges) on American's Consolidated Statements of Comprehensive Income is depicted below (in millions):

	Location	Year Ended December 31,
		2013	2012	2011
Amount of (Gain) Loss Reclassified from Accumulated OCI into Income [1]	Reclassification into Earnings	$34	$(3)	$(277)
Amount of Gain (Loss) Recognized in OCI on Derivative [1]	Change in Fair Value	(2)	(12)	190
Amount of Gain (Loss) Recognized in Consolidated Statements of Comprehensive Income		$32	$(15)	$(87)
(1)    Includes the effective portion of hedge gain (loss)

While certain of American's fuel derivatives are subject to enforceable master netting agreements with its counterparties, American does not offset its fuel derivative assets and liabilities in its Consolidated Balance Sheets. Certain of these agreements would also allow for the offsetting of fuel derivatives with interest rate derivatives. The impact of aircraft fuel derivative instruments (all cash flow hedges) on American's Consolidated Balance Sheets, and the impact of offsetting aircraft fuel derivative instruments, is depicted below (in millions):

	As of December 31,
	2013	2012
Gross Asset [1]	$109	$65
Gross Liability [2]	—	—
Net Recognized Asset (Liability) in Balance Sheet	109	65

Gross Asset (Liability) Offset in Balance Sheet:
Financial Instruments	—	—
Cash Collateral Received (Posted) [3]	—	—
Net Amount	$109	$65

(1)	Fuel derivative assets are included in Fuel derivative contracts on American's Consolidated Balance Sheets.

(2)	Fuel derivative liabilities are included in Accrued liabilities on American's Consolidated Balance Sheets.

(3)	As of December 31, 2013, American had posted cash collateral of an immaterial amount.
American is also exposed to credit losses in the event of non-performance by counterparties to these financial instruments, and although no assurances can be given, American does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, American selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. American also maintains industry-standard security agreements with a number of its counterparties which may require American or the counterparty to post collateral if the value of selected instruments exceeds specified mark-to-market thresholds or upon certain changes in credit ratings. The amount of collateral required to be posted from time to time may be substantial.
Fair Values of Financial Instruments
The fair values of American’s long-term debt classified as Level 2 were estimated using quoted market prices or discounted cash flow analyses, based on American's current estimated incremental borrowing rates for similar types of borrowing arrangements. All of American’s long term debt not classified as subject to compromise is classified as Level 2.
The carrying value and estimated fair values of American’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate debt	$2,111	$2,116	$3,297	$3,143
Enhanced equipment trust certificates	3,516	3,617	1,741	1,811
6.0%-8.5% special facility revenue bonds	1,282	1,358	1,313	1,308
7.5% senior secured notes	1,000	1,034	1,000	1,074
Senior secured credit facility due 2019 (rate of 4.75% at December 31, 2013)	1,882	1,896	—	—
AAdvantage Miles advance purchase	611	617	772	779
Other secured obligations, fixed interest rates ranging from 5.20% to 12.20%, maturing from 2014 - 2035	380	380	412	412
Other	27	27	27	27
	$10,809	$11,045	$8,562	$8,554

The carrying value and estimated fair value of American’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	December 31, 2012
	Carrying Value	Fair Value
Secured variable and fixed rate debt	$172	$154
6.0%-8.5% Special facility revenue bonds	186	186
	$358	$340
All of American's long term debt classified as subject to compromise as of December 31, 2012 is classified as Level 2.
American is also party to certain interest rate swap agreements that are accounted for as cash flow hedges. Ineffectiveness for these instruments is required to be measured at each reporting period. The ineffectiveness and fair value associated with all of American's interest rate cash flow hedges for all periods presented was not material.
10. Income Taxes
The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2013	2012	2011
Current	$(30)	$—	$(25)
Deferred	(324)	(569)	25
Income tax benefit	$(354)	$(569)	$—
The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Statutory income tax provision benefit	$(658)	$(873)	$(686)
State income tax benefit, net of federal tax effect	(14)	(35)	(32)
Book expenses not deductible for tax purposes	20	20	7
Bankruptcy administration expenses	82	26	—
Interest cutback to net operating loss (NOL)	53	—	—
Alternative minimum tax credit refund	(30)	—	—
Change in valuation allowance	714	858	697
Tax benefit resulting from OCI allocation	(538)	(569)	—
Other, net	17	4	14
Income tax benefit	$(354)	$(569)	$—
American recorded a net income tax benefit of $354 million which is composed of a $538 million non-cash income tax benefit, a $214 million tax charge for additional valuation allowance, and a $30 million income tax credit. American recorded a $538 million non-cash income tax benefit from continuing operations during the fourth quarter of 2013. Under current accounting rules, American is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, American recorded a tax benefit on the loss from continuing operations for the year, which will be exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income, which is a component of stockholder's equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations for this item, American's year-end net deferred tax position is not impacted by this tax allocation. American recorded similar amounts when reporting other comprehensive income in 2009 and 2012. The resulting residual income tax expense will remain in Accumulated other comprehensive income (AOCI) until all amounts in AOCI that relate to the plan or program that gave rise to the residual income taxes are recognized in the Consolidated Statement of Operations. American will reclassify to earnings all residual tax amounts relating to our Pension and Retiree Medical Liability (specifically relating to Pension and OPEB activity) and Derivative Financial Instruments (specifically relating to Fuel Hedging Contracts activity) in the period in which there are no longer any amounts in AOCI associated with those plans or programs. American anticipates recognizing a non-cash income tax expense of $313 million in continuing operations during 2015 upon the settlement of the currently outstanding Fuel Hedging Contract arrangements.
American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The assessment of realization of deferred tax assets considers those tax planning strategies that management believes to be prudent and feasible strategies American would implement, if necessary, to prevent a tax attribute from expiring. During the fourth quarter of 2013, American recorded a $214 million tax charge attributable to additional valuation allowance required to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized.
A portion of change in the valuation allowance reflects the recording by American in 2013, 2012 and 2011 of an income tax expense (credit) of approximately $(30) million, $0 million and $(25) million, respectively, resulting from American’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the American Taxpayer Relief Act of 2012), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.
In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 13 to American's Consolidated Financial Statements. The total increase in the valuation allowance was $155 million, $282 million, and $1.1 billion in 2013, 2012 and 2011, respectively.
The components of American's deferred tax assets and liabilities were (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Postretirement benefits other than pensions	$342	$442
Rent expense	55	60
Alternative minimum tax credit carryforwards	467	493
Operating loss carryforwards	3,302	2,296
Pensions	1,747	2,455
Frequent flyer obligation	620	657
Gains from lease transactions	24	5
Reorganization items	675	863
Other	975	963
Total deferred tax assets	8,207	8,234
Valuation allowance	(5,239)	(5,084)
Net deferred tax assets	2,968	3,150
Deferred tax liabilities:
Accelerated depreciation and amortization	(2,932)	(2,960)
Other	(250)	(190)
Total deferred tax liabilities	(3,182)	(3,150)
Net deferred tax asset (liability)	$(214)	$—
At December 31, 2013, American had available for federal income tax purposes an AMT credit carryforward of approximately $467 million, which is available for an indefinite period, and federal net operating losses of approximately $9.5 billion for regular tax purposes, which will expire, if unused, beginning in 2022. These net operating losses include an unrealized benefit of approximately $647 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. American had available for state income tax purposes net operating losses of $3.8 billion, which expire, if unused, in years 2014 through 2033. The amount that will expire in 2014 is $96 million if not used.
American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2004 through 2012 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and American is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. American believes that the effect of any additional assessment(s) will be immaterial to its consolidated financial statements.
Cash payments (refunds) for income taxes were $7 million, $5 million and $(0.5) million for 2013, 2012 and 2011, respectively.
Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding 50% during a rolling 3-year period can potentially limit a company’s future use of net operating losses and tax credits. See Part I, Item 1A. Risk Factors - "Chapter 11 Reorganization Risks regarding the potential impact of these rules on American’s utilization of its net operating losses."
American has an unrecognized tax benefit of approximately $5 million, which did not change during the twelve months ended December 31, 2013. Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but was not significant at December 31, 2013.
The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2013	2012
Unrecognized Tax Benefit at January 1	$5	$5
No Activity	—	—
Unrecognized Tax Benefit at December 31	$5	$5
American estimates that the unrecognized tax benefit will not significantly change within the next twelve months.
11. Share Based Compensation
In December 2013, the Board of Directors of AAG approved the 2013 AAG Incentive Award Plan (the 2013 Plan). Awards may be in the form of an option, restricted stock award, restricted stock unit award, performance award, dividend equivalent award, deferred stock award, deferred stock unit award, stock payment award or stock appreciation right. The 2013 Plan authorizes the grant of awards for the issuance of 40 million shares plus any shares underlying awards granted under the 2013 Plan, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. In addition, any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 Plan) as of the effective date of the Merger may be used for awards under the 2013 Plan; provided, that awards using such available shares under the 2011 Plan shall not be made after the date awards or grants could have been made under 2011 Plan and shall only be made to individuals who were not providing services to AAG prior to the Merger. Award granted under the 2013 Plan upon the assumption of, or in substitution for, outstanding awards in connection with a corporate transaction, such as a merger, will not reduce the shares authorized for issuance under the 2013 Plan.
In addition, pursuant to the Plan, and as approved by the Bankruptcy Court, certain officers, directors and employees received share-based incentive awards, Alignment and Equity Incentive, related to the Merger and future service. Awards issued in conjunction with the Plan are discussed in more detail below.
In 2013, share-based compensation expense of $37 million, related to the Merger, was recorded under Special items, net and $28 million was recorded under Salaries, wages and benefits. In 2012 and 2011 the total charge for share-based compensation expense, included in Salaries, wages, and benefits expense, was $26 million and $35 million, respectively.
Restricted Stock Unit (RSU) Awards
As of December 31, 2013, American has outstanding restricted stock unit awards with service conditions (time vested) and performance conditions. The grant-date fair value of restricted stock unit awards is equal to the market price of the underlying shares of common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled restricted stock unit awards (RSUs) are classified as equity awards as the vesting results in the issuance of shares of AAG Common Stock. Cash-settled restricted stock unit awards (CRSUs) are classified as liability awards as the vesting results in payment of cash by American.
Alignment Awards
On December 9, 2013, Alignment awards were granted in the form of restricted stock units (RSUs) and are expected to be settled in AAG Common Stock subject to potential NOL restrictions. The awards were provided to legacy AMR employees in order to align interests and create parity with peers at US Airways and one-third of the awards vested on the Company's emergence from bankruptcy. The remaining awards vest equally on the one and two year anniversary of emergence. Employees terminated in connection with the Merger fully vest in their awards on the termination date. Compensation expenses recorded in connection with these awards have been and will be charged to Merger related expenses.
Activity during 2013 for the alignment awards is presented below:

	Awards	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	3,729	24.60
Vested and released	(1,253)	24.60
Forfeited or Expired	—	—
Outstanding at December 31, 2013	2,476	$24.60
As of December 31, 2013, there was $43 million of total unrecognized compensation cost related to the alignment awards that is expected to be recognized over a weighted average period of 1.9 years. The total fair value of awards settled during the year ended December 31, 2013 was $28 million.
Equity Incentive Awards
Equity incentive awards granted Pursuant to the Plan have a vesting commencement date of April 10, 2013 and were granted in the form of RSUs that are expected to be settled in AAG Common Stock subject to potential NOL restrictions. Payment dates are April 2014, April 2015 and April 2016 with pro-rata vesting based on the number of days served from April 10, 2013. Related expense has been and will be charged to Salaries, Wages and benefits.
Activity during 2013 for equity incentive awards is presented below:

	Awards	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	2,186	24.60
Vested and released	—	—
Forfeited	—	—
Outstanding at December 31, 2013	2,186	$24.60
The weighted-average grant date fair value per share of equity incentive share awards granted during 2013 was $24.60. As of December 31, 2013, there was $41 million of total unrecognized compensation cost related to equity incentive share awards that is expected to be recognized over a weighted average period of 1.6 years.

Merger Equity Grant
The Merger Equity Grant was granted on the Effective Date to certain officers and directors and employees in the form of RSUs and will be settled in equity for domestic employees and in cash for international employees. Each restricted stock unit award granted under the program will vest, subject to the executive’s continued employment, with respect to (i) 50% of the restricted stock units on December 16, 2015; (ii) 25% of the restricted stock units on the earlier to occur of (a) December 16, 2015, if the Company is issued a Single Operating Certificate prior to or on that date or (b) the date on which the Company is issued a Single Operating Certificate, provided that such date is prior to or on December 9, 2016; and (iii) 25% of the restricted stock units on the date the board of directors or compensation committee of the board of directors determines that the Company has achieved at least $1 billion in net synergies with respect to fiscal year 2015 or 2016. Compensation expenses recorded in connection with these awards have been and will be charged to Merger related expenses.

	Awards	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	7,712	24.60
Vested and released	—	—
Forfeited	—	—
Outstanding at December 31, 2013	7,712	$24.60
As of December 31, 2013, there was $184 million of total unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted average period of 1.9 years.
Cash-settled restricted stock
CRSU award activity for all plans is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2013	—	$—
Granted	291	24.60
Vested and released	—	—
Forfeited	—	—
Outstanding at December 31, 2013	291	$25.25
As of December 31, 2013, the liability related to CRSUs was less than a million and will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2013, the total unrecognized compensation expense for CRSUs was $7 million and is expected to be recognized over a weighted average period of 1.9 years.
Prior to the Petition Date, American adopted certain plans which provided for the issuance of common stock in connection with the exercise of stock options and other share-based awards. American granted stock compensation under three plans: the 1998 Long Term Incentive Plan (the 1998 Plan), the 2003 Employee Stock Incentive Plan (the 2003 Plan) and the 2009 Long Term Incentive Plan (the 2009 Plan). Collectively, the 1998 Plan and the 2009 Plan are referred to as the LTIP Plans. No awards were made under American's plans in 2012 or 2013. American had share-based incentive awards including stock options/stock appreciation rights granted under the LTIP Plans and the 2003 Plan, performance share awards granted under the LTIP plans and based upon a requisite service period and contingently issuable based upon the AMR's relative stock price performance compared to certain of its competitors over a three year period, deferred share awards granted under the LTIP plans and based solely on a requisite service period and career equity awards granted to certain employees of the Company vesting upon the retirement of those individuals. Deferred share and career equity awards totaling 5,899,500 shares vested in AMR common stock pursuant to the Plan. These plan participants become holders of interest in AMR Corporation and will receive distributions of AAG common stock in accordance with the Plan (See Note 2 to American's Consolidated Financial Statements for information regarding the Plan). All remaining outstanding awards were canceled in accordance with the Plan upon emergence from Chapter 11.

Activity of all previous AMR awards is as follows:

	SARS/Options	Stock Awards
	(In thousands)
Outstanding awards at January 1, 2011	28,593	18,015
Granted	2,556	1,864
Settled or exercised	(90)	(2,809)
Forfeited	(4,166)	(3,457)
Outstanding at December 31, 2011	26,893	13,613
Granted	—	—
Settled or exercised	—	(25)
Forfeited	(2,943)	(679)
Outstanding at December 31, 2012	23,950	12,909
Granted	—	—
Settled or exercised	(6,589)	(5,900)
Forfeited	(13,346)	—
Canceled upon emergence	(4,015)	(7,009)
Outstanding at December 9, 2013	—	—
12. Retirement Benefits
American sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. American uses a December 31 measurement date for all of its defined benefit plans. In addition, American provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. American accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.
Year End Information
The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2013 and 2012, and a statement of funded status as of December 31, 2013 and 2012 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2013	2012	2013	2012
Reconciliation of benefit obligation:
Obligation at January 1	$15,895	$14,568	$1,412	$3,122
Service cost	3	341	—	46
Interest cost	654	729	50	128
Actuarial (gain) loss	(1,152)	2,345	(82)	104
Plan amendments	—	301	—	(1,904)
Curtailments	2	(1,841)	—	33
Settlements	(1)	—	—	—
Benefit payments	(575)	(548)	(116)	(117)
Obligation at December 31	$14,826	$15,895	$1,264	$1,412

	Pension Benefits		Retiree Medical and Other Benefits
	2013	2012	2013	2012
	(in millions)
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$9,065	$8,132	$211	$205
Actual return on plan assets	1,026	1,204	41	26
Employer contributions	494	277	103	97
Settlements	(1)	—	—	—
Benefit payments	(575)	(548)	(116)	(117)
Fair value of plan assets at December 31	$10,009	$9,065	$239	$211
Funded status at December 31	$(4,817)	$(6,830)	$(1,025)	$(1,201)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$31	$21	$118	$—
Noncurrent liability	4,786	6,809	907	1,201
	$4,817	$6,830	$1,025	$1,201

Amounts recognized in other comprehensive loss:
Net actuarial loss (gain)	$2,395	$3,943	$(176)	$(78)
Prior service cost (credit)	273	301	(1,592)	(1,844)
	$2,668	$4,244	$(1,768)	$(1,922)

For plans with accumulated benefit obligations exceeding the fair value of plan assets:
Projected benefit obligation (PBO)	$14,796	$15,895	$—	$—
Accumulated benefit obligation (ABO)	14,788	15,866	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	1,264	1,412
Fair value of plan assets	9,976	9,065	239	211
ABO less fair value of plan assets	4,812	6,801	—	—

The following tables provide the components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Pension Benefits			Retiree Medical and Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Defined benefit plans:
Service cost	$3	$341	$386	$—	$46	$61
Interest cost	654	729	757	50	128	174
Expected return on assets	(720)	(676)	(657)	(16)	(17)	(20)
Curtailments	2	58	—	—	(124)	—
Settlements	(1)	—	—	—	—	—
Amortization of:
Prior service cost	28	10	13	(251)	(82)	(28)
Unrecognized net loss (gain)	90	211	154	(9)	(9)	(9)
Net periodic benefit cost for defined benefit plans	56	673	653	(226)	(58)	178
Defined contribution plans	303	202	162	N/A	N/A	N/A
	$359	$875	$815	$(226)	$(58)	$178
The estimated amount of unrecognized net loss for the defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year is $46 million.
The estimated amount of unrecognized net gain for the retiree medical and other postretirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year is $8 million.

	Pension Benefits		Retiree Medical and Other Benefits
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.10%	4.20%	4.71%	3.80%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate 1/1 - 9/30	4.20%	5.20%	3.80%	4.89%
Discount rate 10/1 - 12/31	4.20%	4.10%	3.80%	3.80%
Salary scale (ultimate) 1/1-9/30	—	3.78%	—	—
Expected return on plan assets	8.00%	8.25%	8.00%	8.25%
As of December 31, 2013, American’s estimate of the long-term rate of return on plan assets was 8.00% based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. American’s annualized ten-year rate of return on plan assets as of December 31, 2013, was approximately 8.93%.
The objectives of American’s investment policies are to: maintain sufficient income and liquidity to pay retirement benefits; produce a long-term rate of return that meets or exceeds the assumed rate of return for plan assets; limit the volatility of asset performance and funded status; and diversify assets among asset classes and investment managers.

Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving funded position with the potential risk that the funded position would decline. The current strategic target asset allocation is as follows:

Asset Class/Sub-Class	Allowed Range
Equity	62%	-	72%
Public:
U.S. Value	20%	-	35%
International Value	14%	-	24%
Emerging Markets	5%	-	11%
Alternative Investments	0%	-	18%
Fixed Income	28%	-	38%
U.S. Long Duration	26%	-	36%
Emerging Markets	0%	-	4%
Other	0%	-	5%
Cash Equivalents	0%	-	5%
Each asset class is actively managed and, historically, the plans’ assets have produced returns, net of management fees, in excess of the expected rate of return over the last ten years. Public equity and emerging market fixed income securities are used to provide diversification and are expected to generate higher returns over the long-term than longer duration U.S. bonds. Public stocks are managed using a value investment approach in order to participate in the returns generated by stocks in the long-term, while reducing year-over-year volatility. Longer duration U.S. bonds are used to partially hedge the assets from declines in interest rates. Alternative (private) investments are used to provide expected returns in excess of the public markets over the long-term. Additionally, the Company engages currency overlay managers in an attempt to increase returns by protecting non-U.S. dollar denominated assets from a rise in the relative value of the U.S. dollar. American also participates in securities lending programs to generate additional income by loaning plan assets to borrowers on a fully collateralized basis. These programs are subject to market risk.
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

The fair values of American’s pension plan assets at December 31, 2013 and 2012, by asset category are as follows (in millions):

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$360	$—	$—	$360
Equity securities:
International markets (a)(b)	2,908	—	—	2,908
Large-cap companies (b)	2,196	—	—	2,196
Mid-cap companies (b)	227	—	—	227
Small-cap companies(b)	18	—	—	18
Fixed Income:
Corporate bonds (c)	—	2,067	—	2,067
Government securities (d)	—	1,035	—	1,035
U.S. municipal securities	—	55	—	55
Alternative investments:
Private equity partnerships (e)	—	—	848	848
Common/collective and 103-12 investment trusts (f)	—	245	—	245
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	51	—	—	51
Due to/from brokers for sale of securities - net	(10)	—	—	(10)
Other assets – net	7	—	—	7
Total	$5,757	$3,402	$850	$10,009

a)
Holdings are diversified as follows: 19% United Kingdom, 10% Japan, 11% France, 7% Switzerland, 6% Germany, 5% Netherlands, 6% Republic of Korea, 15% emerging markets and the remaining 21% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)
Includes approximately 76% investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 24% investments in corporate debt with an S&P rating A or higher. Holdings include 80% U.S. companies, 17% international companies and 3% emerging market companies.

d)
Includes approximately 72% investments in U.S. domestic government securities and 28% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)
Includes limited partnerships that invest primarily in U.S. (92%) and European (8%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the Master Trust has future funding commitments of approximately $376 million over the next ten years.

f)
Investment includes 74% in an emerging market 103-12 investment trust with investments in emerging country equity securities, 14% in Canadian segregated balanced value, income growth and diversified pooled funds and 12% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$275	$—	$—	$275
Equity securities
International markets (a)(b)	2,443	—	—	2,443
Large-cap companies (b)	1,601	—	—	1,601
Mid-cap companies (b)	216	—	—	216
Small-cap companies(b)	21	—	—	21
Fixed Income
Corporate bonds (c)	—	2,094	—	2,094
Government securities (d)	—	1,172	—	1,172
U.S. municipal securities	—	57	—	57
Alternative investments
Private equity partnerships (e)	—	—	914	914
Common/collective and 103-12 investment trusts (f)	—	229	—	229
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	38	—	—	38
Due to/from brokers for sale of securities - net	1	—	—	1
Other assets – net	2	—	—	2
Total	$4,597	$3,552	$916	$9,065

a)
Holdings are diversified as follows: 20% United Kingdom, 9% Japan, 9% France, 8% Switzerland, 8% Germany, 5% Netherlands, 5% Republic of Korea, 15% emerging markets and the remaining 21% with no concentration greater than 5% in any one country.

b)	There are no significant concentrations of holdings by company or industry.

c)
Includes approximately 79% investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 21% investments in corporate debt with an S&P rating A or higher. Holdings include 81% U.S. companies, 16% international companies and 3% emerging market companies.

d)
Includes approximately 88% investments in U.S. domestic government securities and 12% in emerging market government securities. There are no significant foreign currency risks within this classification.

e)
Includes limited partnerships that invest primarily in U.S. (92%) and European (8%) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next one to ten years. Additionally, the Master Trust has future funding commitments of approximately $331 million over the next ten years.

f)
Investment includes 74% in an emerging market 103-12 investment trust with investments in emerging country equity securities, 14% in Canadian segregated balanced value, income growth and diversified pooled funds and 12% in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

Not included in the above tables are receivables and payables for foreign currency forward contracts and futures contracts which net to approximately $7 million and collateral held on loaned securities and the obligation to return collateral on loaned securities which effectively net to zero.

Changes in fair value measurements of Level 3 investments during the year ended December 31, 2013, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2012	$914	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	(21)
Relating to assets sold during the period	99
Purchases	85
Sales	(229)	—
Ending balance at December 31, 2013	$848	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2012, were as follows (in millions):

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2011	$920	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	20
Relating to assets sold during the period	102
Purchases	96
Sales	(224)
Ending balance at December 31, 2012	$914	$2
The fair value of American’s other postretirement benefit plan assets at December 31, 2013 by asset category, were as follows (in millions):

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Money market fund	$4	$—	$—	$4
Mutual funds - AMR Class	—	235	—	235
Total	$4	$235	$—	$239
The fair value of American’s other postretirement benefit plan assets at December 31, 2012 by asset category, were as follows (in millions):

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Money market fund	$9	$—	$—	$9
Mutual funds - AMR Class	—	202	—	202
Total	$9	$202	$—	$211
Investments in the AMR Class shares of the mutual funds managed by American Beacon Advisors, Inc (ABA) are valued by quoted prices on the active market, which is fair value and represents the net asset value of the shares of such funds as of the close of business at the end of the period. AMR Class shares are offered without a sales charge to participants and have the lowest expense ratio among the Beacon Funds. Purchases are restricted to retirement benefit plans of ABA and AMR and its affiliates, resulting in a fair value classification of Level 2. Investments include approximately 27% of investments in non-U.S. common stocks in 2013 and approximately 28% of investments in non-U.S. common stocks in 2012. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination.

	2013	2012
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	6.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2018
A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	1% Increase	1% Decrease
Impact on 2013 service and interest cost	$2	$(2)
Impact on postretirement benefit obligation as of December 31, 2013	50	(53)
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. In 2013 American contributed $489 million to its defined benefit pension plans, which covered minimum contributions for periods prior to the American’s Chapter 11 filing and periods thereafter (see Note 2 to American's Consolidated Financial Statements for further information), as well as certain interest and penalty interest due with respect to contributions for pre-petition periods. On January 15, 2014, American contributed an additional $34 million to its defined benefit pension plans representing the final quarterly contribution for the 2013 plan year.
    American's minimum required contribution to its pension plans for 2014 is $120 million. Currently, American's minimum funding obligation for its pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, American's funding obligations are likely to increase materially.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	2014	2015	2016	2017	2018	2019-2023
Pension	$640	$639	$664	$694	$728	$4,234
Retiree Medical and Other	119	116	114	110	104	443
Modifications to Retirement and Life Insurance Benefits
Effective November 1, 2012, American's defined benefit pension plans were frozen and eligible employees began to receive a replacement benefit under the $uper $aver 401(k) Plan. American matches employee contributions up to 5.5% of eligible earnings and, with the ratification of a new CBA by pilots on December 7, 2012, pilots receive contributions of 14% under the same plan.
In December 2012, the Pilot A Plan, a defined benefit plan, was amended to remove the lump-sum option and the installment option forms of benefit effective December 31, 2012. A small group of American pilots is appealing the Bankruptcy Court's decision authorizing American to eliminate the lump sum option and installment option forms of benefit. This is the same group of pilots that is appealing the Bankruptcy Court's decisions authorizing American to reject the pilot CBA and approve the new pilot CBA. All of these appeals have been consolidated, and are pending in the U.S. District Court for the Southern District of New York.
The Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. With the exception of a small residual balance to cover final plan expenses, American expects all remaining funds, which represent a small group of uncashed distribution checks, to be distributed by the end of second quarter 2014.
On July 6, 2012, American commenced an adversary proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired before November 1, 2012 and were eligible for certain retiree medical coverage. The Court held a hearing on January 23, 2013 and has not ruled on this matter as of the date of this report. The Company has been negotiating with the retiree committee since July 2012, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage.
As a result of the modifications to the retirement benefits as discussed above, a portion of the pension and postretirement benefits liability, primarily relating to retiree medical and other benefits, was classified as liabilities subject to compromise as of December 31, 2012. This amount was reinstated upon emergence since there was no resolution in the Chapter 11 Cases. See Note 2 to American's Consolidated Financial Statements for the breakout of liabilities subject to compromise, including that related to pension and postretirement benefits.
Curtailment and Plan Amendment in the Third Quarter of 2012
In accordance with ASC 715 "Retirement Benefits" (ASC 715), in the third quarter of 2012, American remeasured its defined benefit pension and retiree medical plans as a result of modifications to its retirement plans and reductions in certain work groups (see above and Note 2 to American's Consolidated Financial Statements). American updated its significant actuarial assumptions used for the remeasurements including the discount rate, which was lowered to 4.10% and 3.80% for the defined benefit pension plans and retiree medical plans, respectively.
The remeasurement of the defined benefit plans resulted in an actuarial loss of $1.9 billion offset by a curtailment gain of $1.8 billion. In addition, a loss of $58 million, representing unamortized prior service cost as of the remeasurement date of the frozen defined benefit plans, is included as a component of reorganization items, net.
Further, as a result of modifications to its retiree medical plans, American recognized a negative plan amendment of $1.9 billion, which is included as a component of actuarial gain arising in current year in other comprehensive income and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately eight years. In addition, a net credit of $124 million, representing unamortized prior service credits of $157 million offset by a curtailment loss of $33 million, is included as a component of reorganization items, net.
13. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit/ (Expense)	Total
Balance at December 31, 2012	$(2,322)	$2	$13	$(781)	$(3,088)
Other comprehensive income (loss) before reclassifications	1,565	—	18	(538)	1,045
Amounts reclassified from accumulated other comprehensive income (loss)	(142)	(1)	34	—	(109)
Net current-period other comprehensive income (loss)	1,423	(1)	52	(538)	936
Balance at December 31, 2013	$(899)	$1	$65	$(1,319)	$(2,152)
As of December 31, 2013, American estimates that during the next twelve months it will reclassify from Accumulated Other Comprehensive Income (Loss) into earnings approximately $45 million in net gains (based on prices as of December 31, 2013) related to its fuel derivative hedges.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Year Ended December 31,
	2013	2012
Amortization of pension and retiree medical liability:
Prior service cost	$(223)	$(72)	Wages, salaries and benefits
Actuarial loss	81	202	Wages, salaries and benefits
Derivative financial instruments:
Cash flow hedges	34	(3)	Aircraft fuel
Total reclassifications for the period	$(108)	$127
American recognized a $538 million non-cash income tax benefit, offset by a $538 million charge to other comprehensive income, during the fourth quarter of 2013 related to gains in other comprehensive income. Also, American recognized a $569 million non-cash income tax benefit, offset by a $569 million charge to other comprehensive income, during the fourth quarter of 2012 related to gains in other comprehensive income. See Note 10 to American's Consolidated Financial Statements for further information.
Amounts allocated to other comprehensive income for income taxes as further described in Note 10 will remain in Accumulated Other Comprehensive Income (Loss) until American ceases all related activities, such as termination of the pension plan.
14. Segment Reporting
American’s operations of American and AMR Eagle are treated as an integrated route network and the route scheduling system maximizes the operating results of American. American’s chief operating decision maker makes resource allocation decisions to maximize American’s consolidated financial results. Based on the way American treats the network and the manner in which resource allocation decisions are made, American has only one operating segment for financial reporting purposes consisting of the operations of American and AMR Eagle.
American’s operating revenues by geographic region (as defined by DOT) are summarized below (in millions):

	Year Ended December 31,
	2013	2012	2011
DOT Domestic	$14,603	$14,257	$13,782
DOT Latin America	6,197	5,813	5,460
DOT Atlantic	3,638	3,411	3,499
DOT Pacific	1,322	1,344	1,216
Total consolidated revenues	$25,760	$24,825	$23,957
American attributes operating revenues by geographic region based upon the origin and destination of each flight segment. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

15. Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2013 and 2012 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 [1]
Operating revenues	$6,085	$6,437	$6,816	$6,422
Operating expenses	6,019	5,936	6,130	6,141
Operating income (loss)	66	501	687	280
Net income (loss)	(253)	228	290	(1,791)
2012 [1]
Operating revenues	$6,031	$6,447	$6,422	$5,925
Operating expenses	6,127	6,305	6,383	5,928
Operating income (loss)	(96)	142	39	(3)
Net income (loss)	(1,676)	(264)	(257)	271
(1) To conform to current year presentation, certain operating revenue and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 4 to American's Consolidated Financial Statements for additional information.
American's fourth quarter 2013 performance reflects restructuring charges consisting of $1.7 billion related to labor-related claims, a $74 million accrual adjustment to the disputed claim reserve and a $218 million adjustment to claims related to the 3.5% premium (see Note 2 to American's Consolidated Financial Statements for additional information); merger-related charges include $47 million for severance to satisfy certain separation agreements resulting from the Merger and professional fees, $56 million in equity awards in connection with the merger, partially offset by a $67 million gain on the sale of slots at LaGuardia Airport as a result of the settlement reached with the Department of Justice; and special items including $107 million resulting from modifications and changes in assumptions for the pilot long-term disability plan in connection with the Chapter 11 process and $33 million to write down permanently grounded aircraft, partially offset by a gain related to the modification of our agreement with Citibank related to American's frequent flyer program.
American's fourth quarter 2012 performance reflects restructuring charges and special items consisting of $360 million of severance related charges and write-off of leasehold improvements on aircraft and at airport facilities that were rejected during the Chapter 11 process and a $280 million benefit from a settlement of a commercial dispute. The second and third quarters of 2012 reflect $106 million and $211 million of such items, respectively.

16. Regional Expenses
Regional expenses associated with American's wholly-owned regional airline and third party regional carriers operating as American Eagle are classified as Regional expenses on the consolidated statements of operations. Regional expenses consist of the following (in millions)

	Year Ended December 31,
	2013	2012	2011
Aircraft fuel and related taxes	$1,055	$1,012	$945
Salaries, wages and benefits	20	33	32
Capacity purchases from third-party regional carriers	1,234	1,271	1,626
Maintenance, materials and repairs	7	5	3
Other rent and landing fees	207	203	111
Aircraft rent	1	6	42
Selling expenses	142	152	153
Depreciation and amortization	149	154	34
Special items, net	—	—	—
Other	259	213	153
Total regional expenses	$3,074	$3,049	$3,099
Transactions with Related Parties
American invests funds, including funds of certain affiliates, if any, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. These amounts are classified as Payable to affiliate on the accompanying consolidated balance sheets.
Pursuant to a capacity purchase agreement between American and the American Eagle carriers, American receives all passenger revenue from flights performed for it by the American Eagle carriers and pays the American Eagle carriers a fee for each flight. The capacity purchase agreement reflects what American believes are current market rates received by third-party regional carriers for similar flying. Amounts paid to the American Eagle carriers under the capacity purchase agreement are available to pay for various operating expenses of the American Eagle carriers, such as crew expenses, maintenance, and other aircraft related expenses. As of December 31, 2013, the American Eagle carriers operated approximately 1,400 daily departures, offering scheduled passenger service to over 170 destinations in North America, Mexico and the Caribbean. On a separate company basis, AMR Eagle reported $1.2 billion in revenue in 2013. However, this historical financial information is not indicative of what AMR Eagle's future revenues might be if AMR Eagle were a stand-alone entity.
In 2013 and 2012, American made payments to the American Eagle carriers of approximately $1.0 billion and $1.1 billion, respectively, related to the capacity purchase agreement. In addition, American incurred costs associated with generating third-party regional carriers' revenue for flights on AMR Eagle of $109 million and $128 million in 2013 and 2012, respectively, recorded in Regional expenses - fuel and Regional expenses - other in the accompanying consolidated statements of operations.
In consideration for certain services provided, the AMR Eagle carriers paid American approximately $16 million, $16 million and $18 million in 2013, 2012 and 2011, respectively.
American recognizes compensation expense associated with certain AAG common share-based awards for employees of American (see Note 11). In addition, American incurs pension and postretirement benefit expense for American employees working at affiliates of American. American transfers pension and postretirement benefit expense for these employees to its affiliates based on a percentage of salaries and cost per employee, respectively (see Note 12).
17. Subsequent Events
In January 2014, US Airways amended the 2013 Citicorp Credit Facility, of which American is an obligor, to lower the applicable LIBOR margin from 3% to 2.75% for Tranche B-1. In addition, the LIBOR floor was reduced from 1% to 0.75% on both Tranche B-1 and Tranche B-2.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the AAG's and American’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that AAG's and American’s disclosure controls and procedures were effective as of December 31, 2013. During the quarter ending on December 31, 2013, AAG acquired US Airways Group. Other than the addition of US Airways Group's internal control over financial reporting and any related changes in control to integrate US Airways Group into AAG, there was no change in AAG’s or American's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG's and American's internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Management of AAG and American is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. AAG’s and American’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. AAG’s and American’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of AAG or American, respectively;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of AAG or American are being made only in accordance with authorizations of management and directors of AAG or American, respectively; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of AAG’s or America’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework).
Based on our assessment and those criteria, management concludes that AAG and American maintained effective internal control over financial reporting as of December 31, 2013.
    AAG’s and American's independent registered public accounting firm has issued an audit report on the effectiveness of AAG’s and American's internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Airlines Group Inc.
We have audited American Airlines Group Inc.’s (the Company) (formerly AMR Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We did not audit the effectiveness of internal control over financial reporting of US Airways Group, Inc., a wholly-owned subsidiary whose financial statements reflect total assets and operating revenues consisting of 39% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. The effectiveness of US Airways Group, Inc.’s internal control over financial reporting, inclusive of controls over the accounting for the Company’s business combination with US Airways Group, Inc., was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of US Airways Group, Inc.’s internal control over financial reporting, is based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, based on our audit and the report of other auditors, American Airlines Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2014

The Board of Directors and Stockholder
American Airlines, Inc.
We have audited American Airlines, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management’s Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
US Airways Group, Inc:
We have audited US Airways Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, US Airways Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Airways Group, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the period from December 9, 2013 to December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 27, 2014

ITEM 9B.	OTHER INFORMATION
The AAG 2014 Annual Meeting of Stockholders (the 2014 Annual Meeting) will be held on June 4, 2014, at a place and time to be specified in the Proxy Statement. Stockholder proposals to be considered for inclusion in AAG’s proxy materials for the 2014 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act of 1934, as amended, must be received by AAG by March 10, 2014 and must comply with the applicable rules and regulations of the Securities and Exchange Commission. In order for a stockholder to present any other proposal at the 2014 Annual Meeting, a stockholder’s notice complying with the requirements set forth in the Company’s Amended and Restated Bylaws must be delivered to, or mailed and received at, the principal executive offices of the Company not later than March 10, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as stated below, the information required by this Item will be set forth under the captions "Proposal 1 - Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information About Our Board of Directors and Corporate Governance" in American Airlines Group Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) and is incorporated by reference into this Annual Report on Form 10-K.
American Airlines Group and American have adopted Standards of Business Conduct (the Ethics Standards) within the meaning of Item 406(b) of Regulation S-K. The Ethics Standards apply to all officers and employees of American Airlines Group Inc. and its subsidiaries, including American except for the employees, officers and members of the Board of Directors of US Airways Group, Inc. and its wholly-owned subsidiaries, who are governed by the US Airways Group Code of Business Conduct and Ethics (the US Airways Group Code). The Ethics Standards are available on our website at www.aa.com. If we make substantive amendments to the Ethics Standards or the US Airways Group Code or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION
Except as stated below, the information required by this Item will be set forth in the Proxy Statement under the captions "Information About Our Board of Directors and Corporate Governance," "Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Report" and is incorporated by reference into this Annual Report on Form 10-K.
During 2013, the executive officers of AAG and American were the same persons and the information regarding such persons called for by Item 11 with respect to American will be set forth in the Proxy Statement. Also during 2013, the board of directors of AAG and American consisted of the same persons through December 9, 2013. From December 9, 2013, the directors of American were Thomas W. Horton, W. Douglas Parker and Stephen L. Johnson. None of such persons was separately compensated in connection with being a director of American. The information regarding such persons called for by Item 11 with respect to their service to American will be set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as stated below, the information required by this Item will be set forth in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated by reference into this Annual Report on Form 10-K.
All of the outstanding shares of common stock of American, consisting of 1,000 shares, par value $1.00 per share, are owned beneficially and of record by AAG.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in the Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Information About Our Board of Directors and Corporate Governance" and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in the Proxy Statement under the caption "Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 Consolidated Financial Statements

Schedules not included have been omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits
The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of, or incorporated by reference into, this report.
Exhibits required to be filed by Item 601 of Regulation S-K: Where the amount of securities authorized to be issued under any of our long-term debt agreements does not exceed 10 percent of our assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, we hereby agree to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Confirmation Order and Plan (incorporated by reference to Exhibit 2.1 to AMR's Current Report on Form 8-K filed on October 23, 2013 (Commission File No. 1-8400)).
2.2
Agreement and Plan of Merger, dated as of February 13, 2013, among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K/A filed on February 14, 2013 (Commission File No. 1-8444)).#

2.3
Amendment to Agreement and Plan of Merger, dated as of May 15, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2013 (Commission File No. 1-8444)).

2.4
Second Amendment to Agreement and Plan of Merger, dated as of June 7, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on June 12, 2013 (Commission File No. 1-8444)).

2.5
Third Amendment to Agreement and Plan of Merger, dated as of September 20, 2013, by and among AMR Corporation, AMR Merger Sub, Inc. and US Airways Group, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 23, 2013 (Commission File No. 1-8444)).

2.6
Amended and Restated Mutual Asset Purchase and Sale Agreement, dated as of May 20, 2011, by and among US Airways, Inc., US Airways Group, Inc. and Delta Air Lines, Inc. (incorporated by reference to Exhibit 2.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8444)).#*

3.1
Restated Certificate of Incorporation of American Airlines Group Inc., including the Certificate of Designations, Powers, Preferences and Rights of the American Airlines Group Inc. Series A Convertible Preferred Stock attached as Annex I thereto (incorporated by reference to Exhibit 3.1 to AAG's Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

3.2	Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.2 to AAG's Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
3.3	Amended and Restated Certificate of Incorporation of American Airlines, Inc.
3.4	Amended and Restated Bylaws of American Airlines, Inc.
4.1
Tax Benefit Preservation Plan, dated as of February 13, 2013, between US Airways Group, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on February 14, 2013 (Commission File No. 1-8444)).

4.2
Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).

4.3
Indenture, dated as of May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).

4.4
First Supplemental Indenture, dated as of May 13, 2009, between US Airways Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., including a form of 7.25% Convertible Senior Note due 2014 (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed May 14, 2009 (Commission File No. 1-8444)).

4.5
Second Supplemental Indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, to the indenture governing US Airways Inc.’s 7.25% Senior Convertible Notes due 2014 (incorporated by reference to Exhibit 4.2 to AAG's Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

4.6
Pass Through Trust Agreement, dated as of March 12, 2013, between American Airlines, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 12, 2013 (Commission File No. 1-8400)).

4.7
Trust Supplement No. 2013-2B, dated as of November 27, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.8	Form of Pass Through Trust Certificate, Series 2013-2B (incorporated by reference to Exhibit 4.3 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).
4.9
Amendment No. 1 to Intercreditor Agreement (2013-2), dated as of November 27, 2013, among Wilmington Trust Company, as Trustee of American Airlines Pass Through Trust 2013-2A and American Airlines Pass Through Trust 2013-2B, Morgan Stanley Bank, N.A., as Class A Liquidity Provider and as Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.1
Revolving Credit Agreement (2013-2B), dated as of November 27, 2013, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for Trustee of American Airlines Pass Through Trust 2013-2B and as Borrower, and Morgan Stanley Bank, N.A., as Class B Liquidity Provider (incorporated by reference to Exhibit 4.5 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.11
Trust Supplement No. 2013-2C, dated as of December 20, 2013, among American Airlines, Inc. and Wilmington Trust Company, as Class C Trustee, to the Pass Through Trust Agreement, dated as of March 12, 2013 (incorporated by reference to Exhibit 4.2 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.12
Form of Pass Through Trust Certificate, Series 2013-2C (included in Exhibit A to Exhibit 4.11) (incorporated by reference to Exhibit 4.3 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.13
Amended and Restated Intercreditor Agreement (2013-2), dated as of December 20, 2013, among Wilmington Trust Company, as Trustee of American Airlines Pass Through Trust 2013-2A, American Airlines Pass Through Trust 2013-2B and American Airlines Pass Through Trust 2013-2C, Morgan Stanley Bank, N.A., as Class A Liquidity Provider and as Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.14
Participation Agreement (N907AN), dated as of September 9, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements in effect as of the date thereof, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.6 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.15
First Amendment to Participation Agreement (N907AN), dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.8 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.16
Second Amendment to Participation Agreement (N907AN), dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.9 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.17
Indenture and Security Agreement (N907AN), dated as of September 9, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.7 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.18
First Amendment to Indenture and Security Agreement (N907AN), dated as of November 27, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.9 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.19
Second Amendment to Indenture and Security Agreement (N907AN), dated as of December 20, 2013, between American Airlines, Inc. and Wilmington Trust Company, as Loan Trustee (incorporated by reference to Exhibit 4.10 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.2
Series 2013-2A N907AN Equipment Note No. 1, dated as of September 9, 2013 (incorporated by reference to Exhibit 4.10 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.21
Series 2013-2B N907AN Equipment Note No. 1, dated as of November 27, 2013 (incorporated by reference to Exhibit 4.11 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.22
Series 2013-2C N907AN Equipment Note No. 1, dated as of December 20, 2013 (incorporated by reference to Exhibit 4.11 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.23
Registration Rights Agreement, dated as of November 27, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2B, dated as of November 27, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.24
Registration Rights Agreement, dated as of December 20, 2013, among American Airlines, Inc., Wilmington Trust Company, as Trustee under Trust Supplement No. 2013-2C, dated as of December 20, 2013, and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, in their capacity as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.12 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.25
Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, Exhibit 99.2 filed herewith contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class B Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.14, 4.15, 4.17, 4.18, 4.20 and 4.21. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR's Current Report on Form 8-K filed on November 27, 2013 (Commission File No. 1-8400)).

4.26
Schedule I (Pursuant to Instruction 2 to Item 6.01 of Regulation S-K, this Schedule I contains a list of documents applicable to the financing of the Aircraft in connection with the offering of the Class C Certificates, which documents are substantially identical to those filed herewith as Exhibits 4.16, 4.19 and 4.22. Schedule I sets forth the details by which such documents differ from the corresponding Exhibits) (incorporated by reference to Exhibit 99.2 to AMR's Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 1-8400)).

4.27
Indenture, dated as of March 15, 2011, among American Airlines, Inc., AMR Corporation, U.S. Bank National Association, as trustee, and Wilmington Trust Company, as collateral trustee (incorporated by reference to Exhibit 4.1 to AMR’s Current Report on Form 8-K filed on March 15, 2011 (Commission File No. 1-8400)).

4.28
Form of 7.50% Senior Secured Note due 2016 (included in Exhibit 4.1, as Exhibit A to Indenture, dated as of March 15, 2011, among American Airlines, Inc., AMR Corporation, U.S. Bank National Association, as trustee, and Wilmington Trust Company, as collateral trustee) (incorporated by reference to Exhibit 4.2 to AMR’s Current Report on Form 8-K filed on March 15, 2011 (Commission File No. 1-8400)).

4.29
First Supplemental Indenture, dated as of December 9, 2013, by US Airways Group, Inc. in favor of U.S. Bank National Association, as trustee, guaranteeing the obligations of American Airlines Group Inc. and American Airlines, Inc. under the Indenture, dated as of March 15, 2011, by and among American Airlines Group Inc. (f/k/a AMR Corporation), American Airlines, Inc., U.S. Bank National Association, as trustee and Wilmington Trust Company, as collateral trustee (incorporated by reference to Exhibit 4.3 to AAG's Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

4.3
Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.31
First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group, Inc., US Airways, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).

4.32	Form of 6.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to US Airways Group’s Current Report on Form 8-K filed on May 24, 2013 (Commission File No. 1-8444)).
4.33
Second Supplemental Indenture dated as of December 9, 2013, by and among US Airways Group, Inc., AMR Corporation Airlines Group Inc. and Wilmington Trust, National Association, as trustee, with respect to the Indenture, dated as of May 24, 2013, between US Airways Group, Inc. and Wilmington Trust, National Association, as trustee, as supplemented by the First Supplemental Indenture, dated as of May 24, 2013, among US Airways Group Inc., US Airways, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8000)).

10.1
Aircraft Purchase Agreement, dated as of October 31, 1997, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.48 to AMR's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-8400)).*

10.2
Letter Agreement, dated as of November 17, 2004, and Purchase Agreement Supplements, dated as of January 11, 2005, between the Boeing Company and American Airlines, Inc. (incorporated by reference to Exhibit 10.99 to AMR's Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-8400)).*

10.3
Letter Agreement, dated as of May 5, 2005, between the Boeing Company and American Airlines, Inc. (incorporated by reference to Exhibit 10.7 to AMR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 1-8400)).*

10.4
Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.29 to American Airlines, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).*

10.5
Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR's report on Form 10-QA for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.6
Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.7
Purchase Agreement Supplement, dated as of August 17, 2007, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.133 to AMR's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.8
Purchase Agreement Supplement, dated as of November 20, by and between American Airlines, Inc. and The Boeing Company2007 (incorporated by reference to Exhibit 10.134 to AMR's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.9
Purchase Agreement Supplement, dated as of December 10, 2007, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.135 to AMR's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.10
Purchase Agreement Supplement, dated as of January 20, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.136 to AMR's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.11
Purchase Agreement Supplement, dated as of February 11, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.137 to AMR's Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8400)).*

10.12
Purchase Agreement Supplement, dated as of June 9, 2009, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AMR's report on Form 10-QA for the quarter ended June 30, 2009 (Commission File No. 1-8400)).*

10.13
Purchase Agreement Supplement, dated as of December 18, 2009, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.151 to AMR's Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8400)).*

10.14
Purchase Agreement Supplement, dated as of January 14, 2011, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.159 to AMR's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-8400)).*

10.15
Supplemental Agreement No. 34, dated as of July 21, 2010, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-QA for the quarter ended June 30, 2010 (Commission File No. 1-8400)).*

10.16
Supplemental Agreement No. 35, dated as of August 19, 2011, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AMR's report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.17
Supplemental Agreement No. 36, dated as of February 1, 2013, to Purchase Agreement No. 1977 by and between American Airlines, Inc., and the Boeing Company (incorporated by reference to Exhibit 10.3 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.18
Supplemental Agreement No. 21, dated as of March 14, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8400)).*

10.19
Supplemental Agreement No. 22, dated as of March 31, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR's report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8400)).*

10.20
Supplemental Agreement No. 23, dated as of April 29, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8400)).*

10.21
Supplemental Agreement No. 24, dated as of May 25, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR's report on Form 10-Q for the quarter ended June 30, 2011 (Commission File No. 1-8400)).*

10.22
Supplemental Agreement No. 25, dated as of July 19, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.23
Supplemental Agreement No. 26, dated as of July 26, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR's report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.24
A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, by and between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to AMR's report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-8400)).*

10.25
Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.8 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.26
Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.2 to AMR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.27	Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011.**
10.28
Supplemental Agreement No. 27, dated as of October 10, 2011, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.155 to AMR's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 1-8400)).*

10.29
Supplemental Agreement No. 29, dated as of March 12, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 1-8400)).*

10.30
Supplemental Agreement No. 28, dated as of June 1, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 1-8400)). #

10.31
Supplemental Agreement No. 30, dated as of June 29, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AMR's report on Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 1-8400)).*

10.32
Supplemental Agreement No. 32, dated as of September 30, 2012, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-8400)).*

10.33
2012 Omnibus Restructure Agreement, dated as of January 11, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.34
2012 Omnibus Restructure Agreement, dated as of January 11, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.35
Purchase Agreement No. 03735, dated as of February 1, 2013, by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.7 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.36
Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AMR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).*

10.37
Supplemental Agreement No. 33, dated as of February 1, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.4 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.38
Supplemental Agreement No. 34, dated as of February 1, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.39
Supplemental Agreement No. 35, dated as of February 13, 2013, to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8400)).*

10.40
Aircraft Purchase Agreement, dated as of January 31, 1998, by and between AMR Eagle Holding Corporation and Bombardier Inc. (incorporated by reference to Exhibit 10.49 to AMR's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-8400)).*

10.41
Purchase Agreement Supplement, dated as of December 2, 2009, by and between AMR Eagle Holding Corporation and Bombardier Inc. (incorporated by reference to Exhibit 10.150 to AMR's Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8400)).*

10.42
Credit and Guaranty Agreement, dated as of June 27, 2013, among American Airlines, Inc., as the borrower, AMR, as parent and guarantor, the subsidiaries of AMR from time to time party thereto, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, issuing lender and Citigroup Global Markets Inc., as left lead arranger for the Revolving Facility (as defined in the Credit and Guaranty Agreement) and syndication agent, Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as documentation agents, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners (incorporated by reference to Exhibit 10.3 to AMR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-8400)).

10.43
First Amendment to Credit and Guaranty Agreement, dated as of August 5, 2013, among American Airlines, Inc., as borrower, AMR, as parent, the lenders committing to provide and providing new loans thereunder, and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to AMR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-8400)).

10.44
Instrument of Assumption of Joinder, dated as of December 9, 2013, by US Airways Group, Inc. and US Airways, Inc. in favor of Deutsche Bank AG New York Branch, as administrative agent for the Lenders, guaranteeing the obligations of American Airlines, Inc. under the Credit and Guaranty Agreement, dated as of June 27, 2013, by and among American Airlines, Inc., AMR Corporation, the direct and indirect Domestic Subsidiaries of AMR Corporation from time to time party thereto other than American Airlines, Inc., each of the several banks and other financial institutions or entities from time to time party hereto as a lender and Deutsche Bank AG New York Branch, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to AAG's Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

10.45
Second Amendment to Credit and Guaranty Agreement, dated as of December 27, 2013, among American Airlines, Inc., American Airlines Group Inc., the Consenting Lenders (as defined therein), the New Lenders (as defined therein) and Deutsche Bank AG New York Branch, as administrative agent and, by Instrument of Assumption and Joinder, dated as of December 9, 2013, US Airways Group, Inc. and US Airways, Inc.

10.46
Note Purchase Agreement, dated as of April 24, 2013, among US Airways, Inc., Wilmington Trust Company, as Pass Through Trustee, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.47
Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.48
Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.49
Form of Amendment No. 1 to Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.9 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.50
Guarantee, dated as of April 24, 2013, from US Airways Group, Inc. in respect of Fourteen (14) Airbus A321-231 and Four (4) Airbus A330-243 Aircraft (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on April 25, 2013 (Commission File No. 1-8444)).

10.51
Form of Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Schedule I to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.10 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.52
Form of Trust Indenture and Security Agreement among US Airways, Inc., as Owner, Wilmington Trust, National Association, as Securities Intermediary, and Wilmington Trust Company, as Indenture Trustee) (Schedule II to Amendment No. 1 to Note Purchase Agreement (2012-2)) (incorporated by reference to Exhibit 4.11 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.53
Guarantee Confirmation, dated as of June 6, 2013, from US Airways Group, Inc. in respect of seven (7) Airbus A321-200 and four (4) Airbus A330-200 Aircraft (incorporated by reference to Exhibit 4.13 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.54
A330/A340 Purchase Agreement, dated as of November 24, 1998, between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-8444)).*

10.55
Amendment No. 1, dated as of March 23, 2000, to A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-8444)).*

10.56
Amendment No. 2, dated as of June 29, 2000, to A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-8444)).*

10.57
Amendment No. 3, dated as of November 27, 2000, to A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-8444)).*

10.58
Amendment No. 4, dated as of September 20, 2001, to A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-8444)).*

10.59
Amendment No. 5, dated as of July 17, 2002, to A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 1-8444)).*

10.60
Amendment No. 6, dated as of March 29, 2003, to A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-8444)).*

10.61
Amendment No. 7, dated as of August 30, 2004, to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 (Commission File No. 1-8444)).*

10.62
Letter Agreement, dated as of December 17, 2004, between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005 (Commission File No. 1-8444)).

10.63
Amendment No. 8, dated as of December 22, 2004, to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*

10.64
Amendment No. 9, dated as of January 2005, to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-8444)).*

10.65
Amendment No. 10, dated as of September 2005, to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-8444)).*

10.66
Amendment No. 11, dated as of October 2, 2007, to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.18 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.67
Amended and Restated Airbus A320 Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.68
Amendment No. 1, dated as of January 11, 2008, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-8444)).*

10.69
Amendment No. 2, dated as of October 20, 2008, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.70
Amendment No. 3, dated as of January 16, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.71
Amendment No. 4, dated as of August 11, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.72
Amendment No. 5, dated as of October 2, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.93 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.73
Amendment No. 6, dated as of November 20, 2009, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.94 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.74
Amendment No. 7, dated as of April 1, 2010, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-8444)).*

10.75
Amendment No. 8, dated as of February 13, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.22 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.76
Amendment No. 9, dated as of March 31, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.77
Amendment No. 10, dated as of October 17, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.24 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.78
Amendment No. 11, dated as of December 15, 2011, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.25 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.79
Amendment No. 12, dated as of October 19, 2012, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.26 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.80
Amendment No. 13, dated as of July 3, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.27 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.81
Amendment No. 14, dated as of September 30, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.28 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.82
Amendment No. 15, dated as of December 20, 2013, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.29 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.83
A330 Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.84
Amendment No. 1, dated as of November 15, 2007, to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.85
Amendment No. 2, dated as of October 20, 2008, to A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 5 and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.8 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.86
Amendment No. 3, dated as of January 16, 2009, to the Airbus A330 Purchase Agreement dated as of October 2, 2007 between US Airways, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.87
Amendment No. 4, dated as of July 23, 2009, to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.88
Amendment No. 5, dated as of November 20, 2009, to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.95 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.89
Amendment No. 6, dated as of May 3, 2013, to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.36 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.90
Amendment No. 7, dated as of December 20, 2013, to the A330 Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.37 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.91
Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.19 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).*

10.92
Amendment No. 1, dated as of October 20, 2008, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between US Airways, Inc. and Airbus S.A.S., including Amended and Restated Letter Agreement No. 3, Amended and Restated Letter Agreement No. 5, and Amended and Restated Letter Agreement No. 9 to the Purchase Agreement (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).*

10.93
Amendment No. 2, dated as of January 16, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, among AVSA, S.A.R.L. and US Airways, Inc., AWA and US Airways Group (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).*

10.94
Amendment No. 3, dated as of July 23, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-8444)).*

10.95
Amendment No. 4, dated as of November 20, 2009, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8444)).*

10.96
Amendment No. 5, dated as of December 20, 2013, to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc., including Amended and Restated Letter Agreement No. 2, Amended and Restated Letter Agreement No. 4, Third Amended and Restated Letter Agreement No. 5, Amended and Restated Letter Agreement No. 6, Amended and Restated Letter Agreement No. 7, Amended and Restated Letter Agreement No. 8-2, Second Amended and Restated Letter Agreement No. 9, Amended and Restated Letter Agreement No. 12, Amended and Restated Letter Agreement No. 13 and Amended and Restated Letter Agreement No. 14 to the Amended and Restated Airbus A350 XWB Purchase Agreement dated as of October 2, 2007 between Airbus S.A.S. and US Airways, Inc. (incorporated by reference to Exhibit 10.43 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013(Commission File No. 1-8444)).**

10.97
Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (Commission File No. 1-8444)).*

10.98
Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings, Inc., AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services — Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 (Commission File No. 1-8444)).*

10.99
Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Barclays Bank PLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Joint Bookrunner and Documentation Agent and Goldman Sachs Bank USA, as Joint Bookrunner and Documentation Agent (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on May 30, 2013 (Commission File No. 1-8444)).

10.100
Amendment No. 1, dated as of January 16, 2014, to Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., as Borrower, certain affiliates of US Airways, Inc. party to the agreement from time to time, Citicorp North America, Inc., as Administrative Agent, the lenders party to the agreement from time to time, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Barclays Bank PLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Joint Bookrunner and Documentation Agent and Goldman Sachs Bank USA, as Joint Bookrunner and Documentation Agent (incorporated by reference to Exhibit 10.48 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8444)).

10.101
Joinder to Loan Agreement, dated as of December 9, 2013, by American Airlines Group Inc. and American Airlines, Inc. to the $1,600,000,000 Loan Agreement, dated as of May 23, 2013, among US Airways, Inc., US Airways Group, Inc. and certain affiliates of US Airways, Inc. party thereto from time to time, the lenders party thereto and Citicorp North America, Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to AAG's Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

10.102
Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.14 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.103
Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.15 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.104
Guarantee, dated as of December 21, 2010, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on December 23, 2010 (Commission File No. 1-8444)).

10.105
Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.106
Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.107
Guarantee, dated as of June 28, 2011, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on July 1, 2011 (Commission File No. 001-08444)).

10.108
Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit 4.18 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.109
Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit 4.19 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.110
Guarantee, dated as of May 14, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.23 to US Airways Group’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 001-08444)).

10.111
Form of Participation Agreement (Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee and Subordination Agent) (incorporated by reference to Exhibit B to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.112
Form of Indenture (Trust Indenture and Security Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.113
Guarantee, dated as of December 13, 2012, from US Airways Group, Inc. (incorporated by reference to Exhibit 4.17 to US Airways Group’s Current Report on Form 8-K filed on December 13, 2012 (Commission File No. 001-08444)).

10.114
Form of Amendment No. 1 to Participation Agreement between US Airways, Inc., as Owner, and Wilmington Trust Company, as Indenture Trustee, Subordination Agent and Pass Through Trustee (Exhibit A to Note Purchase Agreement) (incorporated by reference to Exhibit 4.8 to US Airways Group’s Current Report on Form 8-K filed on June 6, 2013 (Commission File No. 1-8444)).

10.115
AMR Corporation Amended and Restated Directors Pension Benefits Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.149 to AMR's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).

10.116
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).

10.117
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).

10.118
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).

10.119
Transition Agreement, dated as of December 9, 2013, by and between Thomas W. Horton and American Airlines Group Inc. (incorporated by reference to Exhibit 10.3 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

10.120	Form of American Severance Agreement (incorporated by reference to Exhibit 10.4 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
10.121
Letter Agreement, dated as of December 9, 2013, by and between W. Douglas Parker and American Airlines Group Inc. (incorporated by reference to Exhibit 10.5 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).

10.122	Form of Waiver of Change in Control Agreement (incorporated by reference to Exhibit 10.6 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
10.123
Form of letter agreement regarding equity awards by and between US Airways Group, Inc. and each executive officer of US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group, Inc.’s Quarterly Report on Form 10-Q filed on April 23, 2013).

10.124
American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of American Airline Group Inc.’s (f/k/a AMR Corporation) Form S-8 Registration Statement, filed on December 4, 2013).

10.125	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement.
10.126	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants.

10.127	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement.
10.128	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Merger Equity Grants.
10.129	Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants.
10.130	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
10.131
America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-8444)).†

10.132	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†
10.133
Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005 (Commission File No. 1-8444)).†

10.134
Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-8444)).†

10.135
Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-8444)).†

10.136
Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-8444)).†

10.137
Form of Stock Bonus Award Agreement for Non-Employee Directors under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.96 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.138
US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on June 30, 2008 (Registration No. 333-152033)).†

10.139
Form of Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.140
Form of Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed August 7, 2008 (Commission File No. 1-8444)).†

10.141
Form of Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.142
Form of Stock Appreciation Right (Stock-Settled) Award Agreement under the US Airways Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-8444)).†

10.143
Form of Director Vested Share Award Agreement under the US Airways Group 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.78 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8444)).†

10.144
2011 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-8444)).†

10.145
US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.1 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.146
Form of Annual Grant Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.147
Form of Stock Appreciation Right (Cash-Settled) Award Grant Notice and Stock Appreciation Right (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.148
Form of Stock Appreciation Right (Stock-Settled) Award Grant Notice and Stock Appreciation Right Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.4 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.149
Form of Restricted Stock Unit (Cash-Settled) Award Grant Notice and Restricted Stock Unit (Cash-Settled) Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.150
Form of Restricted Stock Unit (Stock-Settled) Award Grant Notice and Restricted Stock Unit Award Agreement under the US Airways Group, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 4.6 to US Airways Group’s Registration Statement on Form S-8 filed on July 1, 2011 (Registration No. 333-175323)).†

10.151	2012 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan.†
10.152	2013 Long Term Incentive Performance Program Under 2008 Equity Incentive Plan.†
10.153
Form of letter agreement regarding equity awards by and between US Airways Group, Inc. and each executive officer of US Airways Group, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-8444)).

10.154
Form of Executive Change in Control Agreement for Presidents (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.155
Form of Executive Change in Control Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.156
Form of Executive Change in Control Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.157
Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.158
Amended and Restated Employment Agreement, dated as of November 28, 2007, by and among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.159	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005 (Commission File No. 1-8444)).†
10.160
Support and Settlement Agreement, dated as of February 13, 2013, by and among AMR Corporation, certain direct and indirect subsidiaries of AMR Corporation, and the Initial Consenting Creditors (as defined therein) (incorporated by reference to Exhibit 10.1 to AMR's Current Report on Form 8-K filed on February 14, 2013 (Commission File No. 1-8400)).

10.161	Proposed Final Judgment (incorporated by reference to Exhibit 10.1 to AMR's Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.162	Asset Preservation Order (incorporated by reference to Exhibit 10.2 to AMR's Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.163	Supplemental Stipulated Order (incorporated by reference to Exhibit 10.3 to AMR's Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.164	Joint Stipulation (incorporated by reference to Exhibit 10.4 to AMR's Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
10.165	DOT Agreement (incorporated by reference to Exhibit 10.5 to AMR's Current Report on Form 8-K filed on November 13, 2013 (Commission File No. 1-8400)).
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
14.2
US Airways Group, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to US Airways Group’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8444)).

21	Significant subsidiaries of AAG and American as of December 31, 2013.
23.1	Consent of AAG Independent Registered Public Accounting Firm.

23.2	Consent of US Airways Group Independent Registered Public Accounting Firm.
24	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

#
Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. AAG and American hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

*	Confidential treatment has been granted with respect to certain portions of this agreement.
**	Confidential treatment has been requested with respect to certain portions of this agreement.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
American Airlines Group Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chief Executive Officer
(Principal Executive Officer)
Date: February 27, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
American Airlines, Inc.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chief Executive Officer
(Principal Executive Officer)
Date: February 27, 2014

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 27, 2014	/s/ W. Douglas Parker
W. Douglas Parker
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2014	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2014	/s/ Thomas W. Horton
Thomas W. Horton, Chairman

Date: February 27, 2014	/s/ James F. Albaugh
James F. Albaugh, Director

Date: February 27, 2014	/s/ Jeffrey D. Benjamin
Jeffrey D. Benjamin, Director

Date: February 27, 2014	/s/ John T. Cahill
John T. Cahill, Director

Date: February 27, 2014	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 27, 2014	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 27, 2014	/s/ Alberto Ibargüen
Alberto Ibargüen, Director

Date: February 27, 2014	/s/ Richard C. Kraemer
Richard C. Kraemer, Director

Date: February 27, 2014	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 27, 2014	/s/ Ray M. Robinson
Ray M. Robinson, Director

Date: February 27, 2014	/s/ Richard P. Schifter
Richard P. Schifter, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 27, 2014	/s/ W. Douglas Parker
W. Douglas Parker
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2014	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2014	/s/ Thomas W. Horton
Thomas W. Horton, Chairman

Date: February 27, 2014	/s/ Stephen L. Johnson
Stephen L. Johnson, Director

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)
American Airlines Group

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-offs (net of recoveries)	Sales, retirements and transfers	Balance at end of year
Allowance for obsolescence of inventories
Year ended December 31, 2013	$546	$24	$—	$(23)	$—	$547
Year ended December 31, 2012	575	20	—	(49)	—	546
Year ended December 31, 2011	530	34	—	—	11	575
Allowance for uncollectible accounts
Year ended December 31, 2013	$44	$3	$—	$(6)	$—	$41
Year ended December 31, 2012	52	3	—	(11)	—	44
Year ended December 31, 2011	58	4	—	(10)	—	52
Reserves for environmental remediation costs
Year ended December 31, 2013	$13	$2	$(1)	$(3)	$—	$11
Year ended December 31, 2012	14	(1)	—	—	—	13
Year ended December 31, 2011	17	(2)	(1)	—	—	14
American Airlines

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-off (net of recoveries)	Sales, retirements and transfers	Balance at end of year
Allowance for obsolescence of inventories
Year ended December 31, 2013	$503	$20	$—	$(21)	$—	$502
Year ended December 31, 2012	530	18	—	(45)	—	503
Year ended December 31, 2011	479	31	—	—	20	530
Allowance for uncollectible accounts
Year ended December 31, 2013	$43	$2	$—	$(5)	$—	$40
Year ended December 31, 2012	51	3	—	(11)	—	43
Year ended December 31, 2011	57	4	—	(10)	—	51
Reserves for environmental remediation costs
Year ended December 31, 2013	$13	$2	$(1)	$(3)	$—	$11
Year ended December 31, 2012	14	(1)	—	—	—	13
Year ended December 31, 2011	17	(2)	(1)	—	—	14