Form 10-Q
period 2014-03-31
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2014-04-24
CIK 6201, 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014

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

Commission file number 1-2691

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
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
As of April 16, 2014, there were 720,196,221 shares of American Airlines Group Inc. common stock outstanding.
As of April 16, 2014, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2014

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to "we," "us," "our" and the "Company" refer to AAG and its consolidated subsidiaries. As more fully described below, on December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). Accordingly, unless otherwise indicated, information in this Quarterly Report on Form 10-Q regarding the Company's condensed consolidated results of operations includes the results of American, US Airways Group and US Airways, Inc. (US Airways) for the quarter ended March 31, 2014. "AMR" refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group. References in this Quarterly Report on Form 10-Q to "mainline" refer to the operations of American and US Airways, as applicable, and exclude regional operations.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "would," "continue," "seek," "target," "guidance," "outlook," "if current trends continue," "optimistic," "forecast" and other similar words. Such statements include, but are not limited to, statements about the benefits of the business combination transaction involving AAG and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the merger transaction with US Airways Group; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other post-employment benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the limitations of our historical consolidated financial information, which is not directly comparable to our financial information for prior or future periods; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation to which the airline industry is subject; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; costs of ongoing data security compliance requirements and the impact of any significant data security breach; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of several lawsuits that were filed in connection with the merger transaction with US Airways Group and remain pending; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; delay or prevention of stockholders’ ability to change the composition of our board of directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit foreign owners’ ability to vote and own our equity interests, including our common stock and convertible notes; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in our filings with the Securities and Exchange Commission (the SEC), especially in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this and other Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and other SEC filings; and other risks and uncertainties listed from time to time in our reports to and filings with the SEC.
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A. Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates indicated in the statements.

PART I: FINANCIAL INFORMATION

This combined Quarterly Report on Form 10-Q is filed by both AAG and American and includes the condensed consolidated financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A.	AMERICAN AIRLINES GROUP INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues
Mainline passenger	$7,258	$4,614
Regional passenger	1,407	679
Cargo	206	156
Other	1,124	649
Total operating revenues	9,995	6,098
Operating expenses
Aircraft fuel and related taxes	2,711	1,934
Salaries, wages and benefits	2,119	1,267
Regional expenses	1,594	780
Maintenance, materials and repairs	485	326
Other rent and landing fees	424	288
Aircraft rent	320	165
Selling expenses	401	290
Depreciation and amortization	307	204
Special items, net	(137)	71
Other	1,041	702
Total operating expenses	9,265	6,027
Operating income	730	71
Nonoperating income (expense)
Interest income	7	4
Interest expense, net of capitalized interest	(243)	(254)
Other, net	(1)	(24)
Total nonoperating expense, net	(237)	(274)
Income (loss) before reorganization items, net	493	(203)
Reorganization items, net	—	(160)
Income (loss) before income taxes	493	(363)
Income tax provision (benefit)	13	(22)
Net income (loss)	$480	$(341)

Earnings (loss) per share
Basic	$0.66	$(1.37)
Diluted	$0.65	$(1.37)
Weighted average shares outstanding (in thousands)
Basic	723,971	249,491
Diluted	741,335	249,491
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$480	$(341)
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial gain and prior service cost	(45)	(33)
Derivative financial instruments:
Change in fair value	(67)	(15)
Reclassification into earnings	7	(1)
Unrealized gain (loss) on investments:
Net change in value	2	(1)
Other comprehensive loss before tax	(103)	(50)
Non-cash tax provision	—	—
Comprehensive income (loss)	$377	$(391)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per share amounts)(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$1,259	$1,140
Short-term investments	8,405	8,111
Restricted cash and short-term investments	947	1,035
Accounts receivable, net	2,008	1,560
Aircraft fuel, spare parts and supplies, net	1,052	1,012
Prepaid expenses and other	1,522	1,465
Total current assets	15,193	14,323
Operating property and equipment
Flight equipment	24,687	23,730
Ground property and equipment	5,663	5,585
Equipment purchase deposits	1,045	1,077
Total property and equipment, at cost	31,395	30,392
Less accumulated depreciation and amortization	(11,451)	(11,133)
Total property and equipment, net	19,944	19,259
Other assets
Goodwill	4,089	4,086
Intangibles, net of accumulated amortization of $399 and $373, respectively	2,319	2,311
Other assets	2,192	2,299
Total other assets	8,600	8,696
Total assets	$43,737	$42,278
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$1,441	$1,446
Accounts payable	1,646	1,368
Accrued salaries and wages	908	1,143
Air traffic liability	5,686	4,380
Frequent flyer liability	2,951	3,005
Other accrued liabilities	2,447	2,464
Total current liabilities	15,079	13,806
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	15,244	15,353
Pension and postretirement benefits	5,766	5,828
Deferred gains and credits, net	990	935
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	2,322	5,928
Other liabilities	3,241	3,159
Total noncurrent liabilities	27,563	31,203
Commitments and contingencies
Stockholders' equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 649,953,273 shares outstanding as of March 31, 2014; 526,805,522 shares outstanding as of December 31, 2013.	6	5
Additional paid-in capital	14,040	10,592
Accumulated other comprehensive loss	(2,135)	(2,032)
Accumulated deficit	(10,816)	(11,296)
Total stockholders' equity (deficit)	1,095	(2,731)
Total liabilities and stockholders' equity (deficit)	$43,737	$42,278
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$1,256	$700
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,047)	(885)
Increase in short-term investments	(294)	(226)
Decrease (increase) in restricted cash and short-term investments	88	(3)
Net proceeds from slot transaction	307	—
Proceeds from sale of property and equipment	3	26
Net cash used in investing activities	(943)	(1,088)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(501)	(394)
Proceeds from issuance of long-term debt	224	161
Payments of employee withholding taxes on net share issuances	(84)	—
Exercise of stock options	9	—
Deferred financing costs	(7)	(17)
Sale-leaseback transactions	165	764
Net cash provided by (used in) financing activities	(194)	514
Net increase in cash	119	126
Cash at beginning of period	1,140	480
Cash at end of period	$1,259	$606

Non-cash investing and financing activities:
Settlement of bankruptcy settlement obligation	$3,557	$—
Supplemental information:
Interest paid, net of amounts capitalized	204	125
Income tax paid	3	2
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Basis of Presentation
On December 9, 2013 (the Effective Date), AMR Merger Sub, Inc. (Merger Sub) merged with and into US Airways Group, Inc. (US Airways Group) (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of American Airlines Group Inc., a Delaware corporation (formerly known as AMR Corporation and referred to herein as AAG and, together with its consolidated subsidiaries, the Company), following the Merger. "AMR" refers to the Company during the period of time prior to its emergence from Chapter 11 and the Effective Date of the Merger.
The accompanying unaudited condensed consolidated financial statements of AAG should be read in conjunction with the consolidated financial statements contained in AAG's Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Principal subsidiaries include American and, effective December 9, 2013, US Airways Group. Because the Merger did not occur until December 2013, the unaudited condensed consolidated financial statements presented do not include the accounts of US Airways Group for the three months ended March 31, 2013. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation as described below. All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.
Chapter 11 Matters
In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Debtors (as defined in Note 2 below) applied ASC 852 "Reorganizations" (ASC 852) in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 below). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 period are recorded in Reorganization items, net on the accompanying unaudited condensed consolidated statement of operations.
Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the current year financial statement presentation. These reclassifications do not impact the historic net loss and are comprised principally of the following items:

•	Reclassifications between various operating income line items to conform the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of Regional expenses.

•	Reclassifications between Other nonoperating income (expense), net and Operating expenses to conform the presentation of foreign currency gains and losses.

The following table summarizes the historical and revised financial statement amounts for AAG (in millions):

	Three Months Ended March 31,
	2013
	As Reclassified	Historical
Operating revenues:
Mainline passenger	$4,614	$4,614
Regional passenger	679	679
Cargo	156	155
Other	649	650
Total operating revenues	6,098	6,098
Operating expenses:
Aircraft fuel and related taxes	1,934	2,200
Salaries, wages and benefits	1,267	1,484
Regional expenses	780	—
Maintenance, materials and repairs	326	383
Other rent and landing fees	288	346
Aircraft rent	165	164
Selling expenses	290	276
Depreciation and amortization	204	246
Special items, net	71	28
Other	702	919
Total operating expenses	6,027	6,046
Operating income	71	52
Nonoperating income (expense):
Interest income	4	4
Interest expense, net of capitalized interest	(254)	(250)
Other, net	(24)	(9)
Total nonoperating expense, net	$(274)	$(255)
2. Emergence From Chapter 11 and Merger with US Airways Group
Overview
On November 29, 2011 (the Petition Date), AMR, its principal subsidiary, American Airlines, Inc. (American), and certain of the Company's other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors' fourth amended joint plan of reorganization (as amended, the Plan).
On the Effective Date, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among the Company, AMR Merger Sub and US Airways Group, pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of the Company following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group common stock (AAG Common Stock), par value $0.01 per share.
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
Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG's Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock, par value $0.01 per share, and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share. Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock," with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol "AAL" and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol "AALCP" from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, pursuant to the Plan and the Merger Agreement, up to 40 million shares of AAG Common Stock were authorized for issuance under the 2013 Incentive Award Plan (the 2013 IAP).
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in AMR:

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

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that are not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received, at the Effective Date, a portion of their recovery in shares of AAG Series A Preferred Stock and a right, subject to the trading price of the Company's common stock during the 120-day period after the Effective Date, to receive their remaining recovery in shares of AAG Common Stock 120 days after the Effective Date;

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

◦
holders of allowed interests in AMR (primarily holders of AMR common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and will receive additional shares of AAG Common Stock if, among other considerations, the trading price of the Company's common stock at various points during the 120-day period after the Effective Date provides for a full recovery to claimholders and other allowed priority interests; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve

(Disputed Claims Reserve), beginning 120 days after the Effective Date. Disputed claimholders that subsequently become Single-Dip unsecured claimholders will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the disputed claimholder would have received had such claimholder been a Single-Dip unsecured claimholder as of the Effective Date.
The Plan contemplated the distribution of up to 756 million shares of common stock, however this amount will be reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, the Company issued the remaining shares of AAG Common Stock over the 120-day distribution period, subject to a disputed claims reserve. In addition, pursuant to the Plan, approximately 197 million common shares were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claims reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claims reserve amount of approximately $755 million, representing the maximum amount of additional allowable Single-Dip claims under the Plan's provisions. Approximately 16 million shares of AAG Series A Preferred Stock are reserved for distribution to holders of disputed Single-Dip general unsecured claims whose claims ultimately become allowed. Approximately 18 million of additional new shares of AAG Common Stock were distributed into the reserve on April 10, 2014. As disputed claims are resolved, the claimants will receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to the Company but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date.
AAG is not required to distribute additional shares above the limits contemplated by the Plan described above.
In addition, from the Effective Date through March 31, 2014, the Company made the following cash disbursements under the Plan:

•	$385 million in cash to the Pension plans in connection with missed contributions to the pension plans during Chapter 11 and interest and penalty interest thereon;

•	$107 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $380 million for payroll taxes associated with equity distributions to employees.
Several parties have filed appeals seeking reconsideration of the Confirmation Order. Refer to Note 14 for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable time post-emergence. The Company's estimates of the amounts of disputed claims that will ultimately become allowed Single-Dip General Unsecured Claims are included in Mandatorily convertible preferred stock and other bankruptcy settlement obligations on the Company's condensed consolidated balance sheet as of March 31, 2014. As these claims are resolved, or where better information becomes available and is evaluated, AAG will make adjustments to the liabilities recorded on the Company's condensed consolidated financial statements as appropriate. Any such adjustments could be material to the Company's financial position or results of operations in any given period.
Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, the Debtors experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize certain tax attributes including the Debtors’ substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While the Debtors anticipate taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.0 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply.
Moreover, an ownership change subsequent to the Debtors’ emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Debtors’ NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Debtors’ ability to utilize the NOL Carryforwards, AAG's Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG's Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 9, 2013.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the condensed consolidated statements of operations for the three months ended March 31, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1), (2)	$136
Professional fees	39
Other	(15)
Total reorganization items, net	$160

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

(2)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the three months ended March 31, 2013, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $127 million, which are included in the table above.

3. Mandatorily Convertible Preferred Stock and Other Bankruptcy Settlement Obligations
The components of Mandatorily convertible preferred stock and other bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	March 31, 2014	December 31, 2013
AAG Series A Preferred Stock	$589	$3,833
Single-Dip equity obligations	1,259	1,246
Labor-related deemed claim	474	849
Total	$2,322	$5,928
The AAG Series A Preferred Stock, while outstanding, voted and participated in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock initially issued was mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date, subject to additional voluntary conversions. The initial stated value of each share of AAG Series A Preferred Stock is $25.00 and accrues dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converts to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. AAG Series A Preferred Stock outstanding at March 31, 2014 is included within the "Mandatorily convertible preferred stock and other bankruptcy settlement obligations" line on the Company's condensed consolidated balance sheets. During the three months ended March 31, 2014, 140 million shares of AAG Series A Preferred Stock were converted into 118 million shares of AAG Common Stock in accordance with the Plan. The AAG Series A Preferred Stock obligation was reduced by approximately $3.5 billion, offset in part by an increase in the number of shares of AAG Common Stock issued and expected to be issued to settle the obligation resulting from an increase in the price of AAG's Common Stock exceeding the conversion price cap. As of April 8, 2014, all shares of AAG Series A Preferred Stock had been converted into an aggregate of 141 million shares of AAG Common Stock.
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
In exchange for employees' contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately 1.5 billion. From the Effective Date through March 31, 2014, the Company has made distributions of $680 million in AAG Common Stock and paid approximately $380 million in cash to cover payroll taxes related to the equity distributions. As of March 31, 2014, the remaining liability to certain AMR labor groups and employees of $474 million is based upon the estimated fair value of the shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the trading price of AAG Common Stock at March 31, 2014. Increases in the trading price of AAG Common Stock after March 31, 2014 could cause a decrease in the fair value measurement of the remaining obligation, and vice-versa. The Company will record this obligation at fair value primarily through the 120th day after emergence, at which time the obligation will be materially settled.
As of March 31, 2014, the Company reduced the Mandatorily convertible preferred stock and other bankruptcy settlement obligations by approximately $41 million, which is included in Special items, net on the condensed consolidated statements of operations, to reflect the estimated fair value of the shares expected to be issued in satisfaction of the outstanding Mandatorily convertible preferred stock and other bankruptcy settlement obligations, measured as if the obligations were settled using the trading price of AAG Common Stock at March 31, 2014.
On April 8, 2014 the Company satisfied all of the AAG Series A Preferred Stock obligations, the Single-Dip equity obligations and the majority of the labor related deemed claim. After the April 8, 2014 distribution date, the Company had an obligation recorded related to the accrued Disputed Claims Reserve of approximately $335 million, which includes an amount expected to be issued to labor assuming the fully accrued Disputed Claims Reserve is allowed by the court and distributed. Allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. Accordingly, increases in the trading price of AAG Common Stock after March 31, 2014 could cause an increase in the value of the Disputed Claims Reserve, and vice-versa.
4. Slot Divestiture
As a stipulation for the Merger to be approved by the Department of Justice (DOJ), the Company was required to divest certain slots at Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA slots to be divested were recorded as assets held for sale and included in Prepaid expenses and other on the consolidated balance sheet. During the three months ended March 31, 2014, the Company divested the required DCA slots and received $307 million in cash as well as 24 slots at John F. Kennedy Airport. The Company recognized a gain of $309 million related to the divestiture, which has been included in Special items, net in the condensed consolidated statement of operations.
5. Special Items
Special items, net on the condensed consolidated statements of operations is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Mainline operating special items, net (a)	$(137)	$71

(a)
The 2014 first quarter mainline operating special items totaled a net credit of $137 million, which principally included a $309 million gain on the sale of slots at DCA and a net $32 million credit for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $142 million of cash merger integration expenses including amounts related to the pilot memorandum of understanding, information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as $60 million of non-cash compensation expense for merger equity awards.

The 2013 first quarter mainline operating special items included $28 million in merger related expenses and a $43 million charge for workers' compensation claims.
The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Regional operating special items, net	$4	$2
Nonoperating special items, net (b)	47	116
Reorganization items, net (c)	—	160
Income tax special items, net (d)	8	—

(b)	The 2014 first quarter nonoperating special items of $47 million were principally due to non-cash interest accretion of $31 million on the bankruptcy settlement obligations.
The 2013 first quarter nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.

(c)
In the 2013 first quarter, the Company recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(d)	The 2014 first quarter included a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
6. Earnings (Loss) Per Share
Pursuant to the Plan and the Merger Agreement, holders of AMR common stock formerly traded under the symbol “AAMRQ” received shares of AAG Common Stock principally over the 120-day distribution period following the Effective Date. In accordance with GAAP, the first quarter 2013 weighted average shares and loss per share calculation have been adjusted to retrospectively reflect these distributions which were made at the rate of approximately 0.7441 shares of AAG Common Stock per share of AAMRQ. Former holders of AAMRQ shares as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share (EPS) calculation prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AAMRQ shares.
As of March 31, 2014, approximately 147 million shares remain to be distributed pursuant to the Plan upon the conversion of AAG Series A Preferred Stock and to satisfy other bankruptcy settlement obligations related to allowed unsecured claims, including disputed claims, labor-related deemed claims and former holders of AAMRQ shares. However, the Company remitted cash for employee withholding taxes in lieu of distributing approximately 4 million shares for the final mandatory distribution to employees on April 8, 2014. Although undistributed shares are not yet issued and outstanding, all conditions of distribution except the passage of time have been met and such shares are considered issued and outstanding for purposes of the Company's basic and diluted EPS calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except share and per share amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Basic EPS:
Net income (loss)	$480	$(341)
Weighted-average common shares outstanding (in thousands)	723,971	249,491
Basic EPS	$0.66	$(1.37)

Diluted EPS:
Net income (loss)	$480	$(341)
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	5	—
Net income (loss) for purposes of computing diluted EPS	$485	$(341)
Share computation for diluted EPS (in thousands):
Weighted-average shares outstanding	723,971	249,491
Dilutive effect of stock awards	13,534	—
Assumed conversion of 7.25% convertible senior notes (a)	3,830	—
Weighted average common shares outstanding - as adjusted	741,335	249,491
Diluted EPS	$0.65	$(1.37)

The following were excluded from the computation of diluted EPS (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	33	20,010
Convertible notes because inclusion would be antidilutive	—	34,581

(a)
In March 2014, the Company notified the holders of US Airways Group's 7.25% convertible senior notes that it has elected to settle all future conversions solely in cash instead of shares of AAG Common Stock in accordance with the related indenture. Thus, the diluted shares include the weighted average impact of the 7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. In addition, under GAAP, the Company must adjust the numerator for purposes of calculating diluted earnings per share by the change in fair value of the conversion feature from March 12, 2014 to March 31, 2014, which increased GAAP net income for purposes of computing diluted earnings per share by $5 million.

7. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2014	December 31, 2013
Secured
American
Secured indebtedness, fixed and variable interest rates ranging from 1.43% to 8.10%, maturing from 2014 to 2023	$1,966	$2,140
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 4.00% to 7.00%, maturing from 2017 to 2025	3,415	3,516
Special facility revenue bonds, fixed interest rates ranging from 7.125% to 8.50%, maturing from 2016 to 2031	1,313	1,313
7.50% senior secured notes, interest only payments until due in 2016	900	1,000
Senior secured credit facility, variable interest rate of 3.75%, installments through 2019	1,886	1,891
AAdvantage Miles advance purchase, effective rate of 8.30%, installments through 2017	568	611
Other secured obligations, fixed interest rates ranging from 5.20% to 12.20%, maturing from 2014 to 2035	532	380
Total American secured debt	10,580	10,851
US Airways Group
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	1,000	1,000
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016	600	600
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.95% to 11.00%, maturing from 2014 to 2025	2,703	2,515
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.55% to 8.48%, maturing from 2015 to 2029	1,297	1,330
Other secured obligations, fixed interest rates ranging from 5.20% to 8.00%, maturing from 2015 to 2028	46	47
Total US Airways Group secured debt	5,646	5,492
Total AAG secured debt	16,226	16,343
Unsecured
US Airways Group
6.125% senior notes, interest only payments until due in 2018	500	500
7.25% convertible senior notes, interest only payments until due in 2014	22	22
Industrial development bonds, fixed interest rate of 6.30%, interest only payments until due in 2023	29	29
Total US Airways Group unsecured debt	551	551
Total AAG unsecured debt	551	551
Total long-term debt and capital lease obligations	16,777	16,894
Less: total unamortized debt discount	92	95
Less: current maturities	1,441	1,446
Long-term debt and capital lease obligations, net of current maturities	$15,244	$15,353
Senior Secured Notes (American)
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of principal amount plus accrued and unpaid interest.

2013-1 EETCs (US Airways)
In the first quarter of 2014, US Airways issued $224 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $170 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $54 million bearing interest at 5.375% per annum. The equipment notes are secured by liens on aircraft.
7.25% Convertible Notes (US Airways Group)
In March 2014, the Company notified the holders of US Airways Group's 7.25% convertible notes that it has elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. As a result, as of March 31, 2014, the Company has reclassified from equity into other current liabilities the cash payment expected upon conversion of these notes less the carrying amount of debt in the amount of $157 million.
Guarantees
In March 2014, AAG, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group. Refer to Note 15 for further information.
8. Income Taxes
As a result of the Merger, US Airways Group and its subsidiaries are included in the AAG consolidated federal and state income tax returns for the three months ended March 31, 2014. The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which limits the Company's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. The Company's ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, the Company had approximately $10.6 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $762 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. The Company also had approximately $4.7 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, the Company had an Alternative Minimum Tax (AMT) credit carryforward of approximately $370 million available for federal income tax purposes, which is available for an indefinite period. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.6 billion and $415 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset the Company's tax provision dollar for dollar.
For the three months ended March 31, 2014, the Company utilized NOLs to reduce its income tax obligation. However, the Company recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $5 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.
For the three months ended March 31, 2013, the Company reported a loss before income taxes and recorded an income tax benefit of approximately $22 million as a result of the American Taxpayer Relief Act of 2012.
When profitable, the Company is ordinarily subject to AMT. However as a result of a special tax election made in 2009, the Company was able to utilize AMT NOLs to fully offset its AMT taxable income for the three months ended March 31, 2014.

9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company's fuel derivative contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Jet fuel, crude oil, and ultra low sulfur diesel are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2014.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2014
Description	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2)
Money market funds	$3,596	$3,596	$—	$—
Government agency investments	941	—	941	—
Repurchase agreements	99	—	99	—
Corporate obligations	3,064	—	3,064	—
Bank notes / Certificates of deposit / Time deposits	705	—	705	—
	8,405	3,596	4,809	—
Restricted cash and short-term investments (1)	947	891	56	—
Fuel derivative contracts, net (1)	50	—	50	—
Total	$9,402	$4,487	$4,915	$—

(1)
Unrealized gains or losses on short-term investments, restricted cash and short-term investments, and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)	The Company's short-term investments mature in one year or less except $441 million of U.S. government agency investments and $2.1 billion of corporate obligations.
There were no Level 1 to Level 2 transfers during the three months ended March 31, 2014. The Company's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
Approximately $5.0 billion of the Company's short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss). Approximately $3.4 billion of the Company's short-term investments are classified as held to maturity and recorded at cost, which approximates fair value.
The Company is also party to certain interest rate swap agreements that are accounted for as cash flow hedges. Ineffectiveness for these instruments is required to be measured at each reporting period. The ineffectiveness and fair value associated with all of the Company's interest rate cash flow hedges for all periods presented was not material.
Venezuela Cash and Short-term Investments
As of March 31, 2014, approximately $750 million of the Company’s unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.32 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $45 million valued at 10.7 bolivars, with the rate depending on the date the Company submitted its repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at March 31, 2014 was 10.7 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. The Company is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency, is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.
Fair Value of Debt
The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
In connection with the Merger, US Airways Group's long-term debt was recorded at fair value as of December 9, 2013 using the acquisition method of accounting in accordance with ASC 805, "Business Combinations" and was determined by discounting the future contractual principal and interest payments using a market interest rate.
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$16,685	$17,494	$16,799	$17,035
10. Retirement Benefits
The following table provides the components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$—
Interest cost	186	163	15	13
Expected return on assets	(196)	(180)	(5)	(4)
Settlements	2	—	—	—
Amortization of:
Prior service cost	7	7	(61)	(61)
Unrecognized net loss (gain)	11	23	(2)	(2)
Net periodic benefit cost	$10	$14	$(53)	$(54)
Effective November 1, 2012, the Company's defined benefit pension plans were frozen.
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. During the first three months of 2014, the Company contributed $34 million to its defined benefit pension plans. On April 15, 2014, the Company contributed an additional $37 million to its defined benefit pension plans. During the first three months of 2013, the Company contributed $33 million to its defined benefit plans covering post-petition periods. Prior to emergence from bankruptcy, the Company made a $385 million contribution to its defined benefit plans in connection with missed contributions during Chapter 11 as well as interest and penalty interest.

11. Financial Instruments and Risk Management
Fuel Price Risk Management
As of March 31, 2014, the Company had fuel derivative contracts outstanding covering 15 million barrels of jet fuel that will be settled over the next fifteen months. The Company does not hold or issue derivative financial instruments for trading purposes. The Company has not entered into any fuel hedges since the Effective Date, and its current policy is not to do so.
In accordance with GAAP, the Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Derivatives that meet the requirements are granted special hedge accounting treatment and the Company’s hedges generally meet these requirements. Accordingly, the Company’s fuel derivative contracts are accounted for as cash flow hedges and the fair value of the Company’s hedging contracts is recorded in current assets or current liabilities in the accompanying condensed consolidated balance sheets, until the underlying jet fuel is purchased. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in a hypothetical jet fuel hedge. If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in a hypothetical jet fuel hedge, the difference is considered ineffective and is immediately recognized as a component of aircraft fuel expense. Effective gains or losses on fuel hedging contracts are deferred in accumulated other comprehensive income (loss) (OCI) and are recognized in earnings as a component of aircraft fuel expense when the underlying jet fuel being hedged is used.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NY Harbor Ultra Low Sulfur Diesel) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. Subsequently, any changes in the fair value of these derivatives are marked to market through earnings in the period of change.
For the three months ended March 31, 2014 and 2013, the Company recognized net gains/(losses) of approximately $(2) million, and $8 million, respectively, as a component of aircraft fuel expense on the accompanying condensed consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at March 31, 2014 and December 31, 2013, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $48 million and $107 million, respectively. As of March 31, 2014, the Company estimates that during the next twelve months it will reclassify from OCI into earnings approximately $3 million in net losses (based on prices as of March 31, 2014) related to its fuel derivative hedges.
The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s condensed consolidated statements of operations is depicted below (in millions):

	Location in condensed consolidated statements of operations	Three Months Ended March 31,
		2014	2013
Amount of gain (loss) reclassified from accumulated OCI into income (1)	Aircraft fuel and related taxes	$(7)	$1
Amount of gain (loss) recognized in income on derivative (2)	Aircraft fuel and related taxes	5	7
Amount of gain (loss) recognized in condensed consolidated statements of operations (3)	Aircraft fuel and related taxes	$(2)	$8
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)

The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s condensed consolidated statements of comprehensive income (loss) is depicted below (in millions):

	Location	Three Months Ended March 31,
		2014	2013
Amount of (gain) loss reclassified from accumulated OCI into income (1)	Reclassification into earnings	$7	$(1)
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	(57)	(13)
Amount of gain (loss) recognized in condensed consolidated statements of comprehensive income		$(50)	$(14)
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

	March 31, 2014	December 31, 2013
Gross asset (1)	$50	$109
Gross liability (2)	—	—
Net recognized asset (liability) in condensed consolidated balance sheet	50	109

Gross asset (liability) offset in condensed consolidated balance sheet:
Financial instruments	—	—
Cash collateral received (posted) (3)	—	—
Net amount	$50	$109

(1)	Fuel derivative assets are included in prepaid expenses and other on the accompanying condensed consolidated balance sheets.

(2)	Fuel derivative liabilities are included in accrued liabilities on the accompanying condensed consolidated balance sheets.

(3)	As of March 31, 2014, the Company had no posted cash collateral.
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

12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and retiree medical liability	Unrealized gain/(loss) on investments	Derivative financial instruments	Income tax benefit (expense)	Total
Balance at December 31, 2013	$(887)	$(2)	$67	$(1,210)	$(2,032)
Other comprehensive loss before reclassifications	—	—	(67)	—	(67)
Amounts reclassified from accumulated other comprehensive income (loss)	(45)	2	7	—	(36)
Net current-period other comprehensive income (loss)	(45)	2	(60)	—	(103)
Balance at March 31, 2014	$(932)	$—	$7	$(1,210)	$(2,135)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31,
	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(54)	$(54)	Salaries, wages and benefits
Actuarial loss	9	21	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	7	(1)	Aircraft fuel and related taxes
Unrealized gain (loss) on investments:
Net change in value	2	—	Other, net
Total reclassifications for the period	$(36)	$(34)
13. Regional Expenses
Expenses associated with the Company's wholly-owned regional airlines and third-party regional carriers operating under the brand names American Eagle and US Airways Express are classified as Regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Aircraft fuel and related taxes	$500	$265
Salaries, wages and benefits	265	173
Capacity purchases from third-party regional carriers	347	34
Maintenance, materials and repairs	87	70
Other rent and landing fees	96	59
Aircraft rent	14	1
Selling expenses	72	37
Depreciation and amortization	53	42
Special items, net	4	2
Other	156	97
Total regional expenses	$1,594	$780

14. Legal Proceedings
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
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claims reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claims reserve amount of approximately $755 million. As disputed claims are resolved, the claimants will receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. The Company's financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.
Government Antitrust Actions. On August 13, 2013, the U.S. government, along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the plaintiff states), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires the carriers to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at DCA, and 17 slot pairs at LaGuardia Airport, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires American and US Airways, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, the Company entered into a related settlement with the DOT related to small community service from DCA.

Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets.  There is currently no trial date set. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.
US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting the Company's ability to distribute its products to its customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On April 1, 2014, Sabre filed motions for summary judgment that are pending before the court. The Company intends to pursue its claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.
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
15. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries
There are various cross-guarantees among the Company, American, US Airways Group and US Airways with respect to publicly held debt securities. In connection with the Merger, the Company and American entered into a second supplemental indenture under which they jointly and severally guaranteed the payment of obligations associated with US Airways Group's 6.125% senior notes. The Company also entered into a second supplemental indenture under which the Company guaranteed the payment of obligations of US Airways Group's 7.25% convertible notes and which also provides for the conversion of the 7.25% convertible notes into AAG Common Stock rather than into US Airways Group common stock. In addition, in March 2014, the Company, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group.
In connection with the issuance of these guarantees, in accordance with Rule 3-10 of Regulation S-X and Rule 12h-5 under the Securities Exchange Act of 1934, as amended, US Airways Group and US Airways discontinued filing separate periodic and current reports with the SEC. As a result, in accordance with Rule 3-10, the Company is required to present the following condensed consolidating financial information for the periods after Merger close for American Airlines Group Parent, American, US Airways Group Parent, US Airways and all other non-guarantor subsidiaries, together with the consolidating adjustments necessary to present the Company’s results on a consolidated basis.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(unaudited)

	Three Months Ended March 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues
Mainline passenger	$—	$4,906	$—	$2,352	$—	$—	$7,258
Regional passenger	—	669	—	738	—	—	1,407
Cargo	—	168	—	38	—	—	206
Other	—	726	—	418	744	(764)	1,124
Total operating revenues	—	6,469	—	3,546	744	(764)	9,995
Operating expenses
Aircraft fuel and related taxes	—	1,871	—	840	—	—	2,711
Salaries, wages and benefits	—	1,398	—	719	197	(195)	2,119
Regional expenses	—	758	—	828	—	8	1,594
Maintenance, materials and repairs	—	332	—	153	85	(85)	485
Other rent and landing fees	—	285	—	139	7	(7)	424
Aircraft rent	—	216	—	104	21	(21)	320
Selling expenses	—	284	—	117	—	—	401
Depreciation and amortization	—	214	—	95	10	(12)	307
Special items, net	24	(216)	—	55	3	(3)	(137)
Other	2	749	—	308	431	(449)	1,041
Total operating expenses	26	5,891	—	3,358	754	(764)	9,265
Operating income (loss)	(26)	578	—	188	(10)	—	730
Nonoperating income (expense)
Interest income	2	7	—	1	1	(4)	7
Interest expense, net	(4)	(168)	(10)	(65)	—	4	(243)
Equity in earnings of subsidiaries	453	—	118	—	—	(571)	—
Other, net	—	(5)	(56)	3	1	56	(1)
Total nonoperating income (expense), net	451	(166)	52	(61)	2	(515)	(237)
Income (loss) before income taxes	425	412	52	127	(8)	(515)	493
Income tax provision	1	11	—	1	—	—	13
Net income (loss)	$424	$401	$52	$126	$(8)	$(515)	$480

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$424	$401	$52	$126	$(8)	$(515)	$480
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial gain and prior service cost	—	(44)	—	(1)	—	—	(45)
Derivative financial instruments:
Change in fair value	—	(67)	—	—	—	—	(67)
Reclassification into earnings	—	7	—	—	—	—	7
Unrealized gain (loss) on investments:
Net change in value	—	2	—	—	—	—	2
Other comprehensive loss before tax	—	(102)	—	(1)	—	—	(103)
Non-cash tax provision	—	—	—	—	—	—	—
Comprehensive income (loss)	$424	$299	$52	$125	$(8)	$(515)	$377

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)(unaudited)

	March 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$983	$1	$269	$5	$—	$1,259
Short-term investments	—	4,979	—	3,423	3	—	8,405
Restricted cash and short-term investments	—	699	—	248	—	—	947
Accounts receivable, net	(7)	1,521	—	473	21	—	2,008
Receivables from related parties,net	2,474	—	155	444	499	(3,572)	—
Aircraft fuel, spare parts and supplies, net	—	664	—	330	58	—	1,052
Prepaid expenses and other	—	606	—	989	22	(95)	1,522
Total current assets	2,468	9,452	156	6,176	608	(3,667)	15,193
Operating property and equipment	—	13,928	—	5,736	280	—	19,944
Other assets
Investment in subsidiaries	—	—	5,461	—	—	(5,461)	—
Goodwill	—	—	—	4,089	—	—	4,089
Intangibles, net of accumulated amortization	—	844	—	1,475	—	—	2,319
Other assets	42	2,016	—	136	32	(34)	2,192
Total other assets	42	2,860	5,461	5,700	32	(5,495)	8,600
Total assets	$2,510	$26,240	$5,617	$17,612	$920	$(9,162)	$43,737

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$951	$22	$468	$—	$—	$1,441
Accounts payable	—	1,230	—	374	42	—	1,646
Payables to related parties, net	—	2,843	421	84	224	(3,572)	—
Air traffic liability	—	3,808	—	1,878	—	—	5,686
Frequent flyer liability	—	1,761	—	1,190	—	—	2,951
Other accrued liabilities	(12)	1,972	168	1,076	151	—	3,355
Total current liabilities	(12)	12,565	611	5,070	417	(3,572)	15,079
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	7	9,590	523	5,158	—	(34)	15,244
Pensions and postretirement benefits	—	5,631	—	108	27	—	5,766
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	74	2,242	—	—	6	—	2,322
Negative investment in subsidiaries	1,345	—	—	—	—	(1,345)	—
Other liabilities	1	2,453	—	1,861	272	(356)	4,231
Total noncurrent liabilities	1,427	19,916	523	7,127	305	(1,735)	27,563
Stockholders’ equity (deficit)
Common stock	6	—	—	—	—	—	6
Additional paid-in capital	14,040	8,481	4,629	5,468	192	(18,770)	14,040
Accumulated other comprehensive income (loss)	(2,135)	(2,254)	11	11	—	2,232	(2,135)
Retained earnings (deficit)	(10,816)	(12,468)	(157)	(64)	6	12,683	(10,816)
Total stockholders’ equity (deficit)	1,095	(6,241)	4,483	5,415	198	(3,855)	1,095
Total liabilities and stockholders’ equity (deficit)	$2,510	$26,240	$5,617	$17,612	$920	$(9,162)	$43,737

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)(unaudited)

	December 31, 2013
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$829	$1	$303	$6	$—	$1,140
Short-term investments	—	5,162	—	2,947	2	—	8,111
Restricted cash and short-term investments	—	702	—	333	—	—	1,035
Accounts receivable, net	—	1,186	—	357	17	—	1,560
Receivables from related parties, net	2,468	—	144	407	459	(3,478)	—
Aircraft fuel, spare parts and supplies, net	—	620	—	296	96	—	1,012
Prepaid expenses and other	—	702	—	857	20	(114)	1,465
Total current assets	2,469	9,201	145	5,500	600	(3,592)	14,323
Operating property and equipment	—	13,469	—	5,506	284	—	19,259
Other assets
Investment in subsidiaries	—	—	5,317	—	—	(5,317)	—
Goodwill	—	—	—	4,086	—	—	4,086
Intangibles, net of accumulated amortization	—	812	—	1,496	3	—	2,311
Other assets	42	2,130	—	131	30	(34)	2,299
Total other assets	42	2,942	5,317	5,713	33	(5,351)	8,696
Total assets	$2,511	$25,612	$5,462	$16,719	$917	$(8,943)	$42,278

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$957	$22	$467	$—	$—	$1,446
Accounts payable	—	1,013	—	304	51	—	1,368
Payables to related parties, net	—	2,807	408	50	213	(3,478)	—
Air traffic liability	—	3,145	—	1,235	—	—	4,380
Frequent flyer liability	—	1,760	—	1,245	—	—	3,005
Other accrued liabilities	(9)	2,237	103	1,137	139	—	3,607
Total current liabilities	(9)	11,919	533	4,438	403	(3,478)	13,806
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	7	9,852	523	5,005	—	(34)	15,353
Pensions and postretirement benefits	—	5,693	—	109	26	—	5,828
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	435	5,424	—	—	69	—	5,928
Negative investment in subsidiaries	4,808	—	—	—	—	(4,808)	—
Other liabilities	1	2,384	—	1,905	277	(473)	4,094
Total noncurrent liabilities	5,251	23,353	523	7,019	372	(5,315)	31,203
Stockholders’ equity (deficit)
Common stock	5	—	—	—	—	—	5
Additional paid-in capital	10,592	5,361	4,602	5,441	126	(15,530)	10,592
Accumulated other comprehensive income (loss)	(2,032)	(2,152)	12	12	—	2,128	(2,032)
Retained earnings (deficit)	(11,296)	(12,869)	(208)	(191)	16	13,252	(11,296)
Total stockholders’ equity (deficit)	(2,731)	(9,660)	4,406	5,262	142	(150)	(2,731)
Total liabilities and stockholders’ equity (deficit)	$2,511	$25,612	$5,462	$16,719	$917	$(8,943)	$42,278

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(unaudited)(In millions)

	Three Months Ended March 31, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by (used in) operating activities	$(9)	$742	$—	$515	$8	$—	$1,256
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(722)	—	(316)	(9)	—	(1,047)
Decrease (increase) in investments	—	183	—	(477)	—	—	(294)
Decrease in restricted cash and short-term investments	—	3	—	85	—	—	88
Net proceeds from slot transaction	—	299	—	8	—	—	307
Proceeds from sale of property and equipment	—	3	—	—	—	—	3
Net cash used in investing activities	—	(234)	—	(700)	(9)	—	(943)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(430)	—	(71)	—	—	(501)
Proceeds from issuance of long-term debt	—	—	—	224	—	—	224
Payments of employee withholding taxes on net share issuances	(84)	—	—	—	—	—	(84)
Funds transferred from (to) affiliates	84	(84)	—	—	—	—	—
Exercise of stock options	9	—	—	—	—	—	9
Deferred financing costs	—	(5)	—	(2)	—	—	(7)
Sale-leaseback transactions	—	165	—	—	—	—	165
Net cash provided by (used in) financing activities	9	(354)	—	151	—	—	(194)
Net increase (decrease) in cash	—	154	—	(34)	(1)	—	119
Cash at beginning of period	1	829	1	303	6	—	1,140
Cash at end of period	$1	$983	$1	$269	$5	$—	$1,259

16. Subsequent Events
Conversions of shares of AAG Series A Preferred Stock into shares of AAG Common Stock subsequent to the reporting date consisted of the remaining optional and mandatory conversions through April 8, 2014. These conversions are presented in the table below (in thousands):

Conversion date	Conversion type	Shares converted	Increase (decrease) in AAG preferred shares outstanding	Increase (decrease) in AAG common shares outstanding
April 1, 2014	Optional	30	(30)	23
April 2, 2014	Optional	294	(294)	222
April 8, 2014	Mandatory	17,230	(17,230)	13,007
		17,554	(17,554)	13,252

On April 8, 2014, the Company satisfied all of the AAG Series A Preferred Stock obligations, the Single-Dip equity obligations and the majority of the labor related deemed claim. After the April 8, 2014 distribution date, the Company had an obligation recorded related to the accrued Disputed Claims Reserve of approximately $335 million, which includes an amount expected to be issued to labor assuming the fully accrued Disputed Claims Reserve is allowed by the court and distributed. Allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. Accordingly, increases in the trading price of AAG Common Stock after March 31, 2014 could cause an increase in the value of the Disputed Claims Reserve, and vice-versa.
Shares distributed as of April 8, 2014, in settlement of the Company's bankruptcy settlement obligations, are presented in the table below (in thousands):

Conversion date	Preferred conversion	Single-dip distribution	Labor distribution	Legacy AAMRQ holders	Increase in AAG Common Shares outstanding
April 8, 2014	13,252	48,219	8,902	72,383	142,756

ITEM 1B.	AMERICAN AIRLINES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues
Mainline passenger	$4,906	$4,614
Regional passenger	669	679
Cargo	168	156
Other	726	636
Total operating revenues	6,469	6,085
Operating expenses
Aircraft fuel and related taxes	1,871	1,934
Salaries, wages and benefits	1,398	1,264
Regional expenses	758	766
Maintenance, materials and repairs	332	326
Other rent and landing fees	285	287
Aircraft rent	216	165
Selling expenses	284	290
Depreciation and amortization	214	204
Special items, net	(216)	71
Other	749	712
Total operating expenses	5,891	6,019
Operating income	578	66
Nonoperating income (expense)
Interest income	7	4
Interest expense, net of capitalized interest	(168)	(169)
Other, net	(5)	(24)
Total nonoperating expense, net	(166)	(189)
Income (loss) before reorganization items, net	412	(123)
Reorganization items, net	—	(160)
Income (loss) before income taxes	412	(283)
Income tax provision (benefit)	11	(30)
Net income (loss)	$401	$(253)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$401	$(253)
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial gain and prior service cost	(44)	(33)
Derivative financial instruments:
Change in fair value	(67)	(15)
Reclassification into earnings	7	(1)
Unrealized gain (loss) on investments:
Net change in value	2	(1)
Other comprehensive loss before tax	(102)	(50)
Non-cash tax provision	—	—
Comprehensive income (loss)	$299	$(303)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per share amounts)(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$983	$829
Short-term investments	4,979	5,162
Restricted cash and short-term investments	699	702
Accounts receivable, net	1,521	1,186
Aircraft fuel, spare parts and supplies, net	664	620
Prepaid expenses and other	606	702
Total current assets	9,452	9,201
Operating property and equipment
Flight equipment	19,182	18,534
Ground property and equipment	5,057	5,002
Equipment purchase deposits	829	847
Total property and equipment, at cost	25,068	24,383
Less accumulated depreciation and amortization	(11,140)	(10,914)
Total property and equipment, net	13,928	13,469
Other assets
Intangibles, net of accumulated amortization of $378 and $375, respectively	844	812
Other assets	2,016	2,130
Total other assets	2,860	2,942
Total assets	$26,240	$25,612
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$951	$957
Accounts payable	1,230	1,013
Accrued salaries and wages	533	659
Air traffic liability	3,808	3,145
Frequent flyer liability	1,761	1,760
Payable to affiliates	2,843	2,807
Other accrued liabilities	1,439	1,578
Total current liabilities	12,565	11,919
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	9,590	9,852
Pension and postretirement benefits	5,631	5,693
Deferred gains and credits, net	285	278
Bankruptcy settlement obligations	2,242	5,424
Other liabilities	2,168	2,106
Total noncurrent liabilities	19,916	23,353
Commitments and contingencies
Stockholder's deficit
Common stock - $1 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	8,481	5,361
Accumulated other comprehensive loss	(2,254)	(2,152)
Accumulated deficit	(12,468)	(12,869)
Total stockholder's deficit	(6,241)	(9,660)
Total liabilities and stockholder's deficit	$26,240	$25,612
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$742	$696
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(722)	(882)
Decrease (increase) in short-term investments	183	(228)
Decrease (increase) in restricted cash and short-term investments	3	(3)
Net proceeds from slot transaction	299	—
Proceeds from sale of property and equipment	3	26
Net cash used in investing activities	(234)	(1,087)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(430)	(392)
Proceeds from issuance of long-term debt	—	161
Funds transferred to affiliates	(84)	—
Deferred financing costs	(5)	(17)
Sale-leaseback transactions	165	764
Net cash provided by (used in) financing activities	(354)	516
Net increase in cash	154	125
Cash at beginning of period	829	474
Cash at end of period	$983	$599

Non-cash investing and financing activities:
Settlement of bankruptcy settlement obligation	$3,104	$—
Supplemental information:
Interest paid, net of amounts capitalized	170	125
Income tax paid	2	1
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American should be read in conjunction with the consolidated financial statements contained in American's Annual Report on Form 10-K for the year ended December 31, 2013. American is a wholly-owned subsidiary of AAG. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation as described below. All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.
Chapter 11 Matters
In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Debtors (as defined in Note 2 below) applied ASC 852 "Reorganizations" (ASC 852) in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 below). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 period are recorded in Reorganization items, net on the accompanying condensed consolidated statement of operations.

Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the current year financial statement presentation. These reclassifications do not impact the historic net loss and are comprised principally of the following items:

•	Reclassifications between various operating income line items to conform the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of Regional expenses.

•	Reclassifications between Other nonoperating income (expense), net and Operating expenses to conform the presentation of foreign currency gains and losses.
The following table summarizes the historical and revised financial statement amounts for American (in millions):

	Three Months Ended March 31,
	2013
	As Reclassified	Historical
Operating revenues:
Mainline passenger	$4,614	$4,614
Regional passenger	679	679
Cargo	156	155
Other	636	637
Total operating revenues	6,085	6,085
Operating expenses:
Aircraft fuel and related taxes	1,934	2,199
Salaries, wages and benefits	1,264	1,312
Regional expenses	766	269
Maintenance, materials and repairs	326	318
Other rent and landing fees	287	342
Aircraft rent	165	164
Selling expenses	290	276
Depreciation and amortization	204	241
Special items, net	71	28
Other	712	889
Total operating expenses	6,019	6,038
Operating income	66	47
Nonoperating income (expense):
Interest income	4	4
Interest expense, net of capitalized interest	(169)	(165)
Other, net	(24)	(9)
Total nonoperating expense, net	$(189)	$(170)
2. Emergence From Chapter 11
Overview
On November 29, 2011 (the Petition Date), AMR, its principal subsidiary, American Airlines, Inc. (American), and certain of AMR's other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors' fourth amended joint plan of reorganization (as amended, the Plan).

On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AAG, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, Inc. (US Airways Group), pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group common stock (AAG Common Stock), par value $0.01 per share.
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
Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG's Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock, par value $0.01 per share, and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share. Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock," with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol "AAL" and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol "AALCP" from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, pursuant to the Plan and the Merger Agreement, up to 40 million shares of AAG Common Stock were authorized for issuance under the 2013 Incentive Award Plan (the 2013 IAP).
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in the Debtors including AMR and American:

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

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that are not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received, at the Effective Date, a portion of their recovery in shares of AAG Series A Preferred Stock and a right, subject to the trading price of AAG's common stock during the 120-day period after the Effective Date, to receive their remaining recovery in shares of AAG Common Stock 120 days after the Effective Date;

◦
holders of certain labor-related deemed claims and certain non-management, non-union employees as specified in the Plan received, at the Effective Date, the right to receive an allocation of shares of AAG Common Stock representing 23.6% of the total number of shares of AAG Common Stock ultimately distributed to holders of pre-petition general unsecured creditors against the Debtors. On the Effective Date, pursuant to the Plan, an initial allocation of approximately 39 million shares of AAG Common Stock was made related to these labor and employee groups, of which approximately 27 million shares were distributed on the Effective Date and approximately 13 million shares of which were withheld in connection with American making a cash payment of approximately $300 million for certain required withholding taxes;

◦
holders of allowed interests in AMR (primarily holders of AMR common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and will receive additional shares of AAG Common Stock if, among other considerations, the trading price of AAG's common stock at various points during the 120-day period after the Effective Date provides for a full recovery to claimholders and other allowed priority interests; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve (Disputed Claims Reserve), beginning 120 days after the Effective Date. Disputed claimholders that subsequently become Single-Dip unsecured claimholders will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the disputed claimholder would have received had such claimholder been a Single-Dip unsecured claimholder as of the Effective Date.

The Plan contemplated the distribution of up to 756 million shares of common stock, however this amount will be reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, AAG issued the remaining shares of AAG Common Stock over the 120-day distribution period, subject to a disputed claims reserve. In addition, pursuant to the Plan, approximately 197 million common shares were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claims reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claims reserve amount of approximately $755 million, representing the maximum amount of additional allowable Single-Dip claims under the Plan's provisions. Approximately 16 million shares of AAG Series A Preferred Stock are reserved for distribution to holders of disputed Single-Dip general unsecured claims whose claims ultimately become allowed. Approximately 18 million of additional new shares of AAG Common Stock were distributed into the reserve on April 10, 2014. As disputed claims are resolved, the claimants will receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date.
AAG is not required to distribute additional shares above the limits contemplated by the Plan described above.
In addition, from the Effective Date through March 31, 2014, American made the following cash disbursements under the Plan:

•	$385 million in cash to the Pension plans in connection with missed contributions to the pension plans during Chapter 11 and interest and penalty interest thereon;

•	$107 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $380 million for payroll taxes associated with equity distributions to employees.
Several parties have filed appeals seeking reconsideration of the Confirmation Order. Refer to Note 14 for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable time post-emergence. American's estimates of the amounts of disputed claims that will ultimately become allowed Single-Dip General Unsecured Claims are included in Bankruptcy settlement obligations on American's condensed consolidated balance sheet as of March 31, 2014. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded in American's condensed consolidated financial statements as appropriate. Any such adjustments could be material to American's financial position or results of operations in any given period.

Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, American experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize certain tax attributes including American's substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While American anticipates taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.5 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply.
Moreover, an ownership change subsequent to American's emergence from bankruptcy may further limit or effectively eliminate the ability to utilize American's NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on American's ability to utilize the NOL Carryforwards, AAG's Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG's Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by AAG with the Securities and Exchange Commission on December 9, 2013.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the condensed consolidated statements of operations for the three months ended March 31, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1), (2)	$136
Professional fees	39
Other	(15)
Total reorganization items, net	$160

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

(2)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the three months ended March 31, 2013, American recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $127 million, which are included in the table above.

3. Bankruptcy Settlement Obligations
The components of Bankruptcy settlement obligations on American's condensed consolidated balance sheets are as follows (in millions) and reflect those included in AAG's consolidated financial statements. The settlement of these claims through the issuance of AAG common stock will result in an increase in additional paid-in capital for American.

	March 31, 2014	December 31, 2013
Single-Dip and Double-Dip equity obligations	1,768	4,575
Labor-related deemed claim	474	849
Total	$2,242	$5,424
The AAG Series A Preferred Stock, while outstanding, voted and participated in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock initially issued was mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date, subject to additional voluntary conversions. The initial stated value of each share of AAG Series A Preferred Stock is $25.00 and accrues dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converts to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. AAG Series A Preferred Stock outstanding at March 31, 2014 is included within the "Bankruptcy settlement obligations" line on American's condensed consolidated balance sheets. During the three months ended March 31, 2014, 123 million shares of AAG Series A Preferred Stock were converted into 103 million shares of AAG Common Stock in accordance with the Plan in settlement of American's bankruptcy settlement obligations. The AAG Series A Preferred Stock obligation for American was reduced by approximately $3.0 billion, offset in part by an increase in the number of shares of AAG Common Stock issued and expected to be issued to settle the obligation resulting from an increase in the price of AAG's Common Stock exceeding the conversion price cap. As of April 8, 2014, all shares of AAG Series A Preferred Stock had been converted into an aggregate of 124 million shares of AAG Common Stock for settlement of American's bankruptcy settlement obligations.
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
In exchange for employees' contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through March 31, 2014, AAG has made distributions of $680 million in AAG Common Stock and paid approximately $380 million in cash to cover payroll taxes related to the equity distributions. As of March 31, 2014, the remaining liability to certain AMR labor groups and employees of $474 million is based upon the estimated fair value of the shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the trading price of AAG Common Stock at March 31, 2014. Increases in the trading price of AAG Common Stock after March 31, 2014 could cause a decrease in the fair value measurement of the remaining obligation, and vice-versa. American will record this obligation at fair value primarily through the 120th day after emergence, at which time the obligation will be materially settled.
As of March 31, 2014, American reduced the Bankruptcy settlement obligations by approximately $65 million, which is included in Special items, net on the condensed consolidated statements of operations, to reflect the estimated fair value of the shares expected to be issued in satisfaction of the outstanding Bankruptcy settlement obligations, measured as if the obligations were settled using the trading price of AAG Common Stock at March 31, 2014.
On April 8, 2014, AAG satisfied all of the AAG Series A Preferred Stock obligations, the Single-Dip equity obligations and the majority of the labor related deemed claim. After the April 8, 2014 distribution date, American had an obligation recorded related to the accrued Disputed Claims Reserve of approximately $335 million, which includes an amount expected to be issued to labor assuming the fully accrued Disputed Claims Reserve is allowed by the court and distributed. Allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. Accordingly, increases in the trading price of AAG Common Stock after March 31, 2014 could cause an increase in the value of the Disputed Claims Reserve, and vice-versa.
4. Slot Divestiture
As a stipulation for the Merger to be approved by the Department of Justice (DOJ), American was required to divest certain slots at Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA slots to be divested were recorded as assets held for sale and included in Prepaid expenses and other on the consolidated balance sheet. During the three months ended March 31, 2014, American divested the required DCA slots and received $299 million in cash as well as 24 slots at John F. Kennedy Airport. American recognized a gain of $305 million related to the divestiture, which has been included in Special items, net in the condensed consolidated statement of operations.

5. Special Items
Special items, net on the condensed consolidated statements of operations is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Mainline operating special items, net (a)	$(216)	$71

(a)
The 2014 first quarter mainline operating special items totaled a net credit of $216 million, which principally included a $305 million gain on the sale of slots at DCA and a net $56 million credit for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $91 million of cash merger integration expenses including amounts related to the pilot memorandum of understanding, information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as $43 million of non-cash compensation expense for merger equity awards.

The 2013 first quarter mainline operating special items included $28 million in merger related expenses and a $43 million charge for workers' compensation claims.
The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Regional operating special items, net	$1	$—
Nonoperating special items, net (b)	44	27
Reorganization items, net (c)	—	160
Income tax special items, net (d)	7	—

(b)	The 2014 first quarter nonoperating special items of $44 million were principally due to non-cash interest accretion of $27 million on the bankruptcy settlement obligations.
The 2013 first quarter nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.

(c)
In the 2013 first quarter, American recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(d)	The 2014 first quarter included a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

6. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2014	December 31, 2013
Secured
Secured indebtedness, fixed and variable interest rates ranging from 1.43% to 8.10%, maturing from 2014 to 2023	$1,966	$2,140
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 4.00% to 7.00%, maturing from 2017 to 2025	3,415	3,516
Special facility revenue bonds, fixed interest rates ranging from 7.125% to 8.50%, maturing from 2016 to 2031	1,313	1,313
7.50% senior secured notes, interest only payments until due in 2016	900	1,000
Senior secured credit facility, variable interest rate of 3.75%, installments through 2019	1,886	1,891
AAdvantage Miles advance purchase, effective rate of 8.30%, installments through 2017	568	611
Other secured obligations, fixed interest rates ranging from 5.20% to 12.20%, maturing from 2014 to 2035	532	380
	10,580	10,851
Unsecured
Affiliate unsecured obligations	27	27
	27	27
Total long-term debt and capital lease obligations	10,607	10,878
Less: total unamortized debt discount	66	69
Less: current maturities	951	957
Long-term debt and capital lease obligations, net of current maturities	$9,590	$9,852
Senior Secured Notes
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of principal amount plus accrued and unpaid interest.
7. Income Taxes
The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which limits American's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. American's ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, American had approximately $9.5 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $647 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. American also had approximately $3.8 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, American had an Alternative Minimum Tax (AMT) credit carryforward of approximately $467 million available for federal income tax purposes, which is available for an indefinite period. American's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.9 billion and $378 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset American's tax provision dollar for dollar.
For the three months ended March 31, 2014, American utilized NOLs to reduce its income tax obligation. However, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $4 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.
For the three months ended March 31, 2013, American reported a loss before income taxes and recorded an income tax benefit of approximately $30 million as a result of the American Taxpayer Relief Act of 2012.
When profitable, American is ordinarily subject to AMT. However as a result of a special tax election made in 2009, American was able to utilize AMT NOLs to fully offset its AMT taxable income for the three months ended March 31, 2014.
8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. American's fuel derivative contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Jet fuel, crude oil, and ultra low sulfur diesel are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2014.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2014
Description	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2)
Money market funds	$171	$171	$—	$—
Government agency investments	941	—	941	—
Repurchase agreements	99	—	99	—
Corporate obligations	3,064	—	3,064	—
Bank notes / Certificates of deposit / Time deposits	704	—	704	—
	4,979	171	4,808	—
Restricted cash and short-term investments (1)	699	643	56	—
Fuel derivative contracts, net (1)	50	—	50	—
Total	$5,728	$814	$4,914	$—

(1)
Unrealized gains or losses on short-term investments, restricted cash and short-term investments, and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)	American's short-term investments mature in one year or less except for $441 million of U.S. government agency investments and $2.1 billion of corporate obligations.
There were no Level 1 to Level 2 transfers during the three months ended March 31, 2014. American's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
All of American's short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).
American is also party to certain interest rate swap agreements that are accounted for as cash flow hedges. Ineffectiveness for these instruments is required to be measured at each reporting period. The ineffectiveness and fair value associated with all of American's interest rate cash flow hedges for all periods presented was not material.
Venezuela Cash and Short-term Investments
As of March 31, 2014, approximately $750 million of the American's unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.32 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $45 million valued at 10.7 bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at March 31, 2014 was 10.7 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency, is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.
Fair Value of Debt
The fair values of American’s long-term debt were estimated using quoted market prices or discounted cash flow analyses, based on American's current estimated incremental borrowing rates for similar types of borrowing arrangements. If American's long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair values of American’s long-term debt, including current maturities, were (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$10,541	$11,032	$10,809	$11,045
9. Retirement Benefits
The following table provides the components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$—	$1	$—	$—
Interest cost	185	163	14	13
Expected return on assets	(195)	(180)	(5)	(4)
Settlements	2	—	—	—
Amortization of:
Prior service cost	7	7	(60)	(61)
Unrecognized net loss (gain)	11	23	(2)	(2)
Net periodic benefit cost	$10	$14	$(53)	$(54)

Effective November 1, 2012, American's defined benefit pension plans were frozen.
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. During the first three months of 2014, American contributed $34 million to its defined benefit pension plans. On April 15, 2014, American contributed an additional $37 million to its defined benefit pension plans. During the first three months of 2013, American contributed $33 million to its defined benefit plans covering post-petition periods. Prior to emergence from bankruptcy, American made a $385 million contribution to its defined benefit plans in connection with missed contributions during Chapter 11 as well as interest and penalty interest.

10. Financial Instruments and Risk Management
Fuel Price Risk Management
As of March 31, 2014, American had fuel derivative contracts outstanding covering 15 million barrels of jet fuel that will be settled over the next fifteen months. American does not hold or issue derivative financial instruments for trading purposes. American has not entered into any fuel hedges since the Effective Date, and its current policy is not to do so.
In accordance with GAAP, American assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Derivatives that meet the requirements are granted special hedge accounting treatment and American’s hedges generally meet these requirements. Accordingly, American’s fuel derivative contracts are accounted for as cash flow hedges and the fair value of American’s hedging contracts is recorded in current assets or current liabilities in the accompanying condensed consolidated balance sheets, until the underlying jet fuel is purchased. American determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in a hypothetical jet fuel hedge. If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in a hypothetical jet fuel hedge, the difference is considered ineffective and is immediately recognized as a component of aircraft fuel expense. Effective gains or losses on fuel hedging contracts are deferred in accumulated other comprehensive income (loss) (OCI) and are recognized in earnings as a component of aircraft fuel expense when the underlying jet fuel being hedged is used.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. American assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, American uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NY Harbor Ultra Low Sulfur Diesel) to the change in the price of jet fuel. American also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. American discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. Subsequently, any changes in the fair value of these derivatives are marked to market through earnings in the period of change.
For the three months ended March 31, 2014 and 2013, American recognized net gains/(losses) of approximately $(2) million and $8 million, respectively, as a component of aircraft fuel expense on the accompanying condensed consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of American’s fuel hedging agreements at March 31, 2014 and December 31, 2013, representing the amount American would receive upon termination of the agreements (net of settled contract assets), totaled $48 million and $107 million, respectively. As of March 31, 2014, American estimates that during the next twelve months it will reclassify from OCI into earnings approximately $3 million in net losses (based on prices as of March 31, 2014) related to its fuel derivative hedges.
The impact of aircraft fuel derivative instruments (all cash flow hedges) on American's condensed consolidated statements of operations is depicted below (in millions):

	Location in condensed consolidated statements of operations	Three Months Ended March 31,
		2014	2013
Amount of gain (loss) reclassified from accumulated OCI into income (1)	Aircraft fuel and related taxes	$(7)	$1
Amount of gain (loss) recognized in income on derivative (2)	Aircraft fuel and related taxes	5	7
Amount of gain (loss) recognized in condensed consolidated statements of operations (3)	Aircraft fuel and related taxes	$(2)	$8
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)

The impact of aircraft fuel derivative instruments (all cash flow hedges) on American's condensed consolidated statements of comprehensive income is depicted below (in millions):

	Location	Three Months Ended March 31,
		2014	2013
Amount of (gain) loss reclassified from accumulated OCI into income (1)	Reclassification into earnings	$7	$(1)
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	(57)	(13)
Amount of gain (loss) recognized in condensed consolidated statements of comprehensive income		$(50)	$(14)
(1)    Includes the effective portion of hedge gain (loss)
While certain of American's fuel derivatives are subject to enforceable master netting agreements with its counterparties, American does not offset its fuel derivative assets and liabilities in its condensed consolidated balance sheets. Certain of these agreements would also allow for the offsetting of fuel derivatives with interest rate derivatives. The impact of aircraft fuel derivative instruments (all cash flow hedges) on American's condensed consolidated balance sheets, and the impact of offsetting aircraft fuel derivative instruments, is depicted below (in millions):

	March 31, 2014	December 31, 2013
Gross asset (1)	$50	$109
Gross liability (2)	—	—
Net recognized asset (liability) in condensed consolidated balance sheet	50	109

Gross asset (liability) offset in condensed consolidated balance sheet:
Financial instruments	—	—
Cash collateral received (posted) (3)	—	—
Net amount	$50	$109

(1)	Fuel derivative assets are included in prepaid expenses and other on the accompanying condensed consolidated balance sheets.

(2)	Fuel derivative liabilities are included in accrued liabilities on the accompanying condensed consolidated balance sheets.

(3)	As of March 31, 2014, American had no posted cash collateral.
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

11. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and retiree medical liability	Unrealized gain/(loss) on investments	Derivative financial instruments	Income tax benefit/ (expense)	Total
Balance at December 31, 2013	$(899)	$1	$65	$(1,319)	$(2,152)
Other comprehensive loss before reclassifications	—	—	(67)	—	(67)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	2	7	—	(35)
Net current-period other comprehensive loss	(44)	2	(60)	—	(102)
Balance at March 31, 2014	$(943)	$3	$5	$(1,319)	$(2,254)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31,
	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(53)	$(54)	Salaries, wages and benefits
Actuarial loss	9	21	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	7	(1)	Aircraft fuel and related taxes
Unrealized gain (loss) on investments:
Net change in value	2	—	Other, net
Total reclassifications for the period	$(35)	$(34)
12. Regional Expenses
Expenses associated with AAG's wholly-owned regional airline and third-party regional carriers operating under the brand name American Eagle are classified as Regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Aircraft fuel and related taxes	$252	$265
Salaries, wages and benefits	5	5
Capacity purchases from third-party regional carriers	296	303
Maintenance, materials and repairs	1	1
Other rent and landing fees	55	54
Aircraft rent	5	1
Selling expenses	36	37
Depreciation and amortization	37	37
Special items, net	1	—
Other	70	63
Total regional expenses	$758	$766

13. Related Party Transactions
American invests funds, including funds of certain affiliates, if any, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. These amounts are classified as Payable to affiliates on the accompanying condensed consolidated balance sheets.
The following represents the net receivables from (payables to) related parties (in millions):

	March 31, 2014	December 31, 2013
American Airlines Group	$(2,471)	$(2,455)
Envoy Aviation Group Inc. (1)	(400)	(394)
Other American Airlines Group subsidiaries	28	42
	$(2,843)	$(2,807)

(1)
Formerly known as AMR Eagle Holding Corporation, the net payable to AAG's wholly-owned regional airline operating under the brand name of American Eagle consists principally of amounts due under regional capacity purchase agreements.

14. Legal Proceedings
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
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claims reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claims reserve amount of approximately $755 million. As disputed claims are resolved, the claimants will receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. American's financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.
Government Antitrust Actions. On August 13, 2013, the U.S. government, along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the plaintiff states), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires the carriers to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at DCA, and 17 slot pairs at LaGuardia Airport, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires American and US Airways, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, US Airways and American entered into a related settlement with the DOT related to small community service from DCA.
Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint includes an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. The above-referenced action was stayed pending the outcome of the antitrust lawsuit filed by the U.S. government and various states on August 13, 2013 (described above). This stay has now been lifted and a motion to dismiss this action filed by US Airways Group is pending before the court. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets.  There is currently no trial date set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
General. American is also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of American. Therefore, although American will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on American are uncertain.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2013 Form 10-K.
American Airlines Group
Background
Following the consummation of the Merger with US Airways Group on December 9, 2013, AAG began moving toward operating under the single brand name of "American Airlines" through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (FAA) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This integration process is expected to take 18-24 months. Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating under the brand names American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to 339 destinations in 54 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. For the three months ended March 31, 2014, we had approximately 47 million passengers boarding our mainline and regional flights. As of March 31, 2014, we operated 977 mainline jets and were supported by our regional airline subsidiaries and third-party regional carriers which operated 560 regional aircraft.
The U.S. Airline Industry
During the first quarter of 2014, the U.S. airline industry was significantly impacted by severe winter weather. The month of February included the highest number of cancellations in the U.S. airline industry in 25 years. Despite these operational challenges, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel.

In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields:

2014 vs 2013	January	February	March
Passenger Revenues	3.5%	2.6%	1.4%
Yields	1.4%	1.4%	(0.5)%

2013 vs 2012	January	February	March
Passenger Revenues	3.7%	(0.5)%	2.7%
Yields	1.7%	0.8%	1.0%
With respect to international versus domestic performance, Airlines for America reported domestic markets outperformed the Atlantic and Pacific markets while the Latin market experienced higher year-over-year growth in passenger revenues.
Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were lower in the first quarter of 2014 as compared to the first quarter 2013. The average daily spot price for Brent crude oil during the first quarter of 2014 was $108 per barrel as compared to an average daily spot price of $112 per barrel during the first quarter of 2013. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $111 per barrel to a low of $106 per barrel at the close of the quarter on March 31, 2014.
While the U.S. airline industry is currently benefiting from a favorable revenue environment and moderating fuel prices as described above, uncertainty exists regarding the economic conditions driving these factors. See Part II, Item 1A. Risk Factors - "Downturns in economic conditions adversely affect our business" and "Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity."

American Airlines Group
Basis of Presentation
AAG’s first quarter 2013 results do not include the financial results of US Airways Group as the closing of the Merger occurred on December 9, 2013. Additionally, US Airways Group applied acquisition accounting as of December 9, 2013 and its financial statements after December 9, 2013 are deemed not comparable to its financial statements for periods prior to the Merger. Accordingly, our first quarter 2014 results under U.S. Generally Accepted Accounting Principles (GAAP) are not comparable to the GAAP results for the first quarter of 2013. However, to provide a basis for comparison to prior year results, we have presented in the table below certain "combined" first quarter 2013 financial data which includes the financial results of AAG and US Airways Group, each on a standalone basis. While this is a non-GAAP measure, management believes this presentation provides a more meaningful quarter-over-quarter comparison.

		Three Months Ended March 31, 2013
	Three Months Ended March 31, 2014	AAG	US Airways Group	Combined	Percent Change (1)
	(In millions)
Mainline and regional passenger revenues	$8,665	$5,293	$2,960	$8,253	5.0
Total operating revenues	9,995	6,098	3,370	9,468	5.6
Mainline and regional aircraft fuel and related taxes	3,211	2,199	1,132	3,331	(3.6)
Total operating expenses	9,265	6,027	3,268	9,295	(0.3)
Operating income	730	71	102	173	nm
Net income (loss)	480	(341)	44	(297)	nm
Net special charges (credits) (2)	(78)	349	10	359	nm
(1) Percent change is a comparison of the combined results.
(2) AAG's first quarter 2013 standalone results were significantly impacted by costs incurred in its Chapter 11 Cases. Included in AAG's standalone net special charges of $349 million for the first quarter of 2013 were $276 million of bankruptcy related reorganization expenses and interest charges.
First Quarter 2014 Results
In the first quarter of 2014, we realized operating income of $730 million and net income of $480 million. This compares to combined operating income of $173 million and a combined net loss of $297 million in the first quarter of 2013. Our first quarter 2014 net income included net special credits of $78 million, while the first quarter of 2013 included combined net special charges of $359 million. Excluding the effects of net special items, we recognized net income of $402 million in the first quarter of 2014 which is a $340 million improvement as compared to combined net income of $62 million in the first quarter of 2013. See “AAG's Results of Operations” included in Part I, Item 2 of this report for more information on net special items.
Revenue
In the first quarter of 2014, our operations were significantly impacted by severe weather at our hubs in Charlotte, Chicago, Dallas/Fort Worth, New York, Philadelphia, and Washington, D.C. In total, we canceled more than 34,000 flights. We estimate these weather-related cancellations reduced 2014 first quarter revenue by approximately $115 million.
Despite these challenges in the first quarter of 2014, we reported operating revenues of $10.0 billion. Mainline and regional passenger revenues were $8.7 billion, an increase of $412 million, or 5.0%, as compared to the combined first quarter of 2013 passenger revenues of $8.3 billion. The growth in revenues was driven by a 1.7% increase in revenue passenger miles and a 3.2% increase in yield. Our mainline and regional passenger revenue per available seat mile (PRASM) was 13.67 cents in the first quarter of 2014, a 2.9% increase as compared to a combined 13.28 cents in the first quarter of 2013.

Fuel
Mainline and regional fuel expense was $3.2 billion in first quarter of 2014, which was $120 million, or 3.6%, lower as compared to the combined mainline and regional fuel expense in the first quarter of 2013. A 4.7% decrease in the average price per gallon to $3.10 for the first quarter of 2014 from a combined average price per gallon of $3.25 for the first quarter of 2013 drove the reduction in expense. The decrease in average fuel price per gallon was offset in part by a 1.2% increase in consumption. We have not entered into any fuel hedges since the effective date of the Merger, and our current policy is not to do so.
Capacity
Total system capacity for the combined company increased 2.0% in the first quarter of 2014 primarily due to more active aircraft, larger gauge aircraft replacing smaller legacy aircraft and longer stage length.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2014 first quarter mainline cost per available seat mile (CASM) excluding special items, fuel and profit sharing was 8.96 cents. When compared to the 2013 first quarter combined results, mainline CASM excluding special items, fuel and profit sharing increased 4.0% in the first quarter of 2014. The increase was primarily due to fewer flown available seat miles (ASMs) as a result of weather-related conditions, higher salaries, wages and benefits driven by our Merger Pilot Memorandum of Understanding (MOU) that was effective upon the closing of the Merger and newly implemented FAA rules on pilot and flight attendant duty times. Expenses associated with certain stock-based compensation programs also contributed to the increase, as our stock price rose from $25.25 to $36.60 per share during the first quarter of 2014. See below for the "Reconciliation of GAAP Financial Information to Non-GAAP Financial Information."
Customer Service
We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. As previously discussed, our operations in the first quarter of 2014 were impacted by severe winter weather conditions resulting in the cancellation of more than 34,000 flights. The severe weather conditions impacted the entire U.S. airline industry. As reported through February 2014, the most recent period for which the Department of Transportation (DOT) has published its Air Travel Consumer Report, we ranked first in on-time arrivals among our big hub-and-spoke carrier peers on a year-to-date basis.

We reported the following combined operating statistics to the DOT for mainline operations for the first quarter of 2014 and 2013:

	2014			2013(a)			Better (Worse) 2014-2013
	January	February	March (f)	January	February	March	January	February	March
On-time performance (b)	76.5	73.9	80.5	80.9	80.2	81.9	(4.4) pts	(6.3) pts	(1.4) pts
Completion factor (c)	96.7	94.4	98.1	98.6	98.1	98.9	(1.9) pts	(3.7) pts	(0.8) pts
Mishandled baggage (d)	4.37	3.86	3.67	3.11	2.74	2.47	(40.5)%	(40.9)%	(48.6)%
Customer complaints (e)	2.60	2.24	1.76	2.05	1.64	1.35	(26.8)%	(36.6)%	(30.4)%
(a) Represents the combined historical operating statistics for American and US Airways.
(b) Percentage of reported flight operations arriving on time as defined by the DOT.
(c) Percentage of scheduled flight operations completed.
(d) Rate of mishandled baggage reports per 1,000 passengers.
(e) Rate of customer complaints filed with the DOT per 100,000 enplanements.
(f) March 2014 operating statistics are preliminary as the DOT has not issued its March 2014 Air Travel Consumer Report as of the date of this filing.

Liquidity Position
As of March 31, 2014, AAG's total cash and short-term investments was $10.6 billion, of which $947 million was restricted:

	March 31, 2014	December 31, 2013
	(In millions)
Cash and short-term investments	$9,664	$9,251
Restricted cash and short-term investments (1)	947	1,035
Total cash and short-term investments	$10,611	$10,286

(1)	Restricted cash and investments primarily include cash collateral to secure workers’ compensation claims.
The improvement in our liquidity in the first quarter of 2014 was due primarily to our first quarter profitability and proceeds from our slot divestitures at Ronald Reagan Washington National Airport (DCA) in connection with our settlement of antitrust litigation brought by the DOJ related to our Merger.
During the first quarter of 2014, we paid $84 million in cash for tax withholdings for employees in lieu of issuing 2.5 million shares of AAG Common Stock under the Plan. In April 2014, we paid an additional $162 million in cash for tax withholdings for employees in lieu of issuing 4.5 million shares of AAG Common Stock under the Plan. This brings the total cash paid since the Effective Date for tax withholdings in lieu of the issuance of approximately 20 million shares of AAG Common Stock under the Plan to $542 million.
Additionally, in March 2014, we notified the holders of US Airways Group's 7.25% convertible notes that we have elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. This will reduce our diluted share count by approximately 4 million shares.
As of March 31, 2014, approximately $750 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.32 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $45 million valued at 10.7 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at March 31, 2014 was 10.7 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency, are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.
2014 Outlook
We have taken significant actions in the last year, including the completion of our restructuring and the Merger with US Airways Group, to restore our competitiveness. Although it is difficult to predict the price of oil or the strength of the economy, we believe that our first quarter financial results are evidence of the strong foundation we have in place and can build on.

Reconciliation of GAAP Financial Information to Non-GAAP Financial Information
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items and profit sharing provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items, fuel and profit sharing to evaluate our operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Reconciliation of Operating Cost per ASM Excluding Special Items, Fuel and Profit Sharing - Mainline Only		AAG	US Airways Group	Combined
	(In millions, except per ASM amounts)
Total operating expenses	$9,265	$6,027	$3,268	$9,295
Less regional expenses:
Fuel	(500)	(265)	(271)	(536)
Other	(1,094)	(515)	(561)	(1,076)
Total mainline operating expenses	7,671	5,247	2,436	7,683
Less: Special items, net	137	(71)	(39)	(110)
Mainline operating expenses, excluding special items	7,808	5,176	2,397	7,573
Less: Aircraft fuel and related taxes	(2,711)	(1,934)	(861)	(2,795)
Mainline operating expenses, excluding special items and fuel	5,097	3,242	1,536	4,778
Less: Profit sharing	(5)	—	(6)	(6)
Mainline operating expenses, excluding special items, fuel and profit sharing	$5,092	$3,242	$1,530	$4,772

Available Seat Miles (ASM)	56,831	37,393	17,961	55,354

(In cents)
Mainline operating expenses per ASM	$13.50			$13.88
Less: Special items, net per ASM	0.24			(0.20)
Mainline operating expenses per ASM, excluding special items	13.74			13.68
Less: Aircraft fuel and related taxes per ASM	(4.77)			(5.05)
Mainline operating expenses per ASM, excluding special items and fuel	8.97			8.63
Less: Profit sharing per ASM	(0.01)			(0.01)
Mainline operating expenses per ASM, excluding special items, fuel and profit sharing	$8.96			$8.62

AAG's Results of Operations
In the first quarter of 2014, we realized operating income of $730 million and net income of $480 million. Our first quarter 2014 net income included net special operating credits of $133 million and total net special credits of $78 million. Excluding the effects of these special credits, we realized operating income of $597 million and net income of $402 million.
Under GAAP, AAG’s results do not include the financial results of US Airways Group prior to the closing of the Merger. Accordingly, our first quarter 2014 GAAP results are not comparable to the GAAP results for the first quarter of 2013 as the 2013 period excludes the results of US Airways Group. When compared to the combined separate company results of AMR and US Airways Group for the first quarter of 2013, our first quarter 2014 net income excluding net special items improved $340 million. In the first quarter of 2013, on a standalone basis, AMR reported a net loss of $341 million and US Airways Group reported net income of $44 million. Excluding the effects of net special charges, AMR and US Airways Group reported net income of $8 million and $54 million, respectively.
The components of our net special charges (credits) included in our accompanying condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Mainline operating special items, net (1)	$(137)	$71
Regional operating special items, net	4	2
Nonoperating special items, net (2)	47	116
Reorganization items, net (3)	—	160
Income tax special items, net (4)	8	—
Total	$(78)	$349

(1)
The 2014 first quarter mainline operating special items totaled a net credit of $137 million, which principally included a $309 million gain on the sale of slots at DCA and a net $32 million credit for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $142 million of cash merger integration expenses including amounts related to the Merger Pilot MOU, information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as $60 million of non-cash compensation expense for merger equity awards.

The 2013 first quarter mainline operating special items included $28 million in merger related expenses and a $43 million charge for workers' compensation claims.
(2) The 2014 first quarter nonoperating special items of $47 million were principally due to non-cash interest accretion of $31 million on the bankruptcy settlement obligations.
The 2013 first quarter nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.
(3) In the 2013 first quarter, we recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.
(4) The 2014 first quarter included a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
As a result of the Merger, US Airways Group and its subsidiaries are included in the AAG consolidated federal and state income tax returns for the three months ended March 31, 2014. The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which limits our future ability to utilize net operating losses (NOLs) generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. Our ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, we had approximately $10.6 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $762 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. We also had approximately $4.7 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, we had an Alternative Minimum Tax (AMT) credit carryforward of approximately $370 million available for federal income tax purposes, which is available for an indefinite period. Our net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.6 billion and $415 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.
For the three months ended March 31, 2014, we utilized NOLs to reduce our income tax obligation. However, we recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $5 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.
For the three months ended March 31, 2013, we reported a loss before income taxes and recorded an income tax benefit of approximately $22 million as a result of the American Taxpayer Relief Act of 2012.
When profitable, we are ordinarily subject to AMT. However as a result of a special tax election made in 2009, we were able to utilize AMT NOLs to fully offset our AMT taxable income for the three months ended March 31, 2014.

Operating Statistics
The table below sets forth selected mainline and regional operating data for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013 (Note 1)
Mainline
Revenue passenger miles (millions) (a)	45,828	45,024	1.8%
Available seat miles (ASM) (millions) (b)	56,831	55,354	2.7%
Passenger load factor (percent) (c)	80.6	81.3	(0.7) pts
Yield (cents) (d)	15.84	15.13	4.7%
Passenger revenue per ASM (cents) (e)	12.77	12.30	3.8%
Operating cost per ASM (cents) (f)	13.50	13.88	(2.7)%
Passenger enplanements (thousands) (g)	34,843	34,434	1.2%
Departures (thousands)	279	279	—%
Aircraft at end of period	977	967	1.0%
Block hours (thousands) (h)	853	841	1.4%
Average stage length (miles) (i)	1,189	1,171	1.5%
Fuel consumption (gallons in millions)	874	858	1.9%
Average aircraft fuel price including related taxes ($/gallon)	3.10	3.26	(4.8)%
Full-time equivalent employees at end of period	93,378	91,838	1.7%
Regional (j)
Revenue passenger miles (millions) (a)	5,058	4,997	1.2%
Available seat miles (millions) (b)	6,561	6,775	(3.2)%
Passenger load factor (percent) (c)	77.1	73.8	3.3 pts
Yield (cents) (d)	27.82	28.86	(3.6)%
Passenger revenue per ASM (cents) (e)	21.45	21.29	0.8%
Operating cost per ASM (cents) (f)	24.30	23.80	2.1%
Passenger enplanements (thousands) (g)	11,709	11,667	0.4%
Aircraft at end of period	560	531	5.5%
Fuel consumption (gallons in millions)	161	166	(2.6)%
Average aircraft fuel price including related taxes ($/gallon)	3.10	3.23	(4.2)%
Total Mainline and Regional
Revenue passenger miles (millions) (a)	50,886	50,021	1.7%
Available seat miles (millions) (b)	63,392	62,129	2.0%
Cargo ton miles (millions) (k)	560	500	11.9%
Passenger load factor (percent) (c)	80.3	80.5	(0.2) pts
Yield (cents) (d)	17.03	16.50	3.2%
Passenger revenue per ASM (cents) (e)	13.67	13.28	2.9%
Total revenue per ASM (cents) (l)	15.77	15.24	3.5%
Cargo yield per ton mile (cents) (m)	36.88	39.35	(6.3)%
Passenger enplanements (thousands) (g)	46,552	46,101	1.0%
Aircraft at end of period	1,537	1,498	2.6%
Fuel consumption (gallons in millions)	1,035	1,024	1.2%
Average aircraft fuel price including related taxes ($/gallon)	3.10	3.25	(4.7)%
Note 1: Represents the combined historical operating statistics of American and US Airways Group.

(a)	Revenue passenger mile (RPM) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)
Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)
Regional statistics include Envoy Aviation Group Inc. (formerly known as AMR Eagle Holding Corporation), Piedmont Airlines, Inc., PSA Airlines, Inc. and operating and financial results from our capacity purchase agreements with Air Wisconsin Airlines Corporation, Chautauqua Airlines, Inc., ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc. and SkyWest Airlines, Inc.

(k)	Cargo ton miles — A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(l)	Total revenue per available seat mile (RASM) — Total revenues divided by total mainline and regional ASMs.

(m)	Cargo yield per ton mile — Cargo revenues divided by total mainline and regional cargo ton miles.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to AAG's condensed consolidated financial statements in Part I, Item 1A for additional information.
Operating Revenues

	Three Months Ended March 31,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Mainline passenger	$7,258	$4,614	$2,644	$2,352	$292	6.3
Regional passenger	1,407	679	728	738	(10)	(1.4)
Cargo	206	156	50	38	12	7.4
Other	1,124	649	475	381	94	14.5
Total operating revenues	$9,995	$6,098	$3,897	$3,509	$388	6.4
The following discussion of operating revenues excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Total operating revenues in the first quarter of 2014 increased $388 million, or 6.4%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased $292 million, or 6.3%, in the first quarter of 2014 from the 2013 period due to higher yields and revenue per ASM, offset in part by slightly lower load factors.

•	Cargo revenues increased $12 million, or 7.4%, in the first quarter of 2014 from the 2013 period driven primarily by an increase in transatlantic freight volumes.

•	Other revenues increased $94 million, or 14.5%, in the first quarter of 2014 from the 2013 period driven primarily by higher revenues associated with our frequent flyer programs.

Operating Expenses

	Three Months Ended March 31,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,711	$1,934	$777	$840	$(63)	(3.3)
Salaries, wages and benefits	2,119	1,267	852	719	133	10.5
Maintenance, materials and repairs	485	326	159	153	6	1.9
Other rent and landing fees	424	288	136	139	(3)	(0.9)
Aircraft rent	320	165	155	104	51	31.1
Selling expenses	401	290	111	117	(6)	(2.1)
Depreciation and amortization	307	204	103	94	9	4.7
Special items, net	(137)	71	(208)	55	(263)	nm
Other	1,041	702	339	301	38	5.4
Total mainline operating expenses	7,671	5,247	2,424	2,522	(98)	(1.8)
Regional expenses:
Fuel	500	265	235	247	(12)	(4.8)
Other	1,094	515	579	561	18	3.4
Total regional operating expenses	1,594	780	814	808	6	0.6
Total operating expenses	$9,265	$6,027	$3,238	$3,330	$(92)	(1.5)
The following discussion of operating expenses excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Total operating expenses in the first quarter of 2014 decreased $92 million, or 1.5%, from the 2013 period. Significant changes in the components of mainline operating expenses, excluding the results of US Airways Group, are as follows:

•
Aircraft fuel and related taxes decreased 3.3% primarily due to a decrease in the average price per gallon of fuel, net of the effects of hedging, which was offset in part by an increase in consumption.

•
Salaries, wages and benefits increased 10.5% primarily due to the Merger Pilot MOU that was effective upon the closing of the Merger, newly implemented FAA rules on pilot and flight attendant duty times, as well as increased costs from certain stock-based compensation programs driven by a 45% increase in the price of our common stock from $25.25 to $36.60 during the first quarter of 2014.

•	Aircraft rent increased 31.1% primarily as a result of new aircraft deliveries since the end of the 2013 first quarter as we continue our fleet renewal program.
Regional Operating Expenses:
Total regional expenses, excluding the results of US Airways Group, increased $6 million, or 0.6%, in the first quarter of 2014 from the 2013 period.
Nonoperating Income (Expense)

	Three Months Ended March 31,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Interest income	$7	$4	$3	$—	$3	53.2
Interest expense, net of capitalized interest	(243)	(254)	11	(74)	85	(33.4)
Other, net	(1)	(24)	23	4	19	(81.8)
Total nonoperating expense, net	$(237)	$(274)	$37	$(70)	$107	(39.1)
The following discussion of nonoperating income and expense excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.

    Interest income was $7 million and $4 million in the first quarter of 2014 and 2013, respectively. Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.
Interest expense, net of capitalized interest decreased $85 million, or 33.4%, in the first quarter of 2014 from the 2013 period. This decrease was primarily due to $31 million of special charges recognized in the first quarter of 2014 relating to non-cash interest accretion on bankruptcy settlement obligations, as compared to $116 million of special charges recognized in the first quarter of 2013 relating to post-petition interest expense on unsecured obligations pursuant to the Plan.
Other nonoperating expense, net decreased $19 million in the first quarter of 2014 from the 2013 period primarily due to the weakening of the U.S. dollar in foreign currency transactions. The first quarter of 2014 included $3 million in net foreign currency gains as compared to $19 million in net foreign currency losses in the 2013 period.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on AAG's condensed consolidated statements of operations for the three months ended March 31, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1), (2)	$136
Professional fees	39
Other	(15)
Total reorganization items, net	$160

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

(2)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the three months ended March 31, 2013, we recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $127 million, which are included in the table above.

American's Results of Operations
In the first quarter of 2014, American realized operating income of $578 million and net income of $401 million. American's first quarter 2014 net income included net special operating credits of $215 million and total net special credits of $164 million. Excluding the effects of these special credits, American realized operating income of $363 million and net income of $237 million.
The components of American's net special charges (credits) are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Mainline operating special items, net (1)	$(216)	$71
Regional operating special items, net	1	—
Nonoperating special items, net (2)	44	27
Reorganization items, net (3)	—	160
Income tax special items, net (4)	7	—
Total	$(164)	$258
(1) The 2014 first quarter mainline operating special items totaled a net credit of $216 million, which principally included a $305 million gain on the sale of slots at DCA and a net $56 million credit for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $91 million of cash merger integration expenses including amounts related to the Merger Pilot MOU, information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as $43 million of non-cash compensation expense for merger equity awards.
The 2013 first quarter mainline operating special items included $28 million in merger related expenses and a $43 million charge for workers' compensation claims.
(2) The 2014 first quarter nonoperating special items of $44 million were principally due to non-cash interest accretion of $27 million on the bankruptcy settlement obligations.
The 2013 first quarter nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.
(3) In the 2013 first quarter, American recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.
(4) The 2014 first quarter included a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382, which limits American's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. American's ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, American had approximately $9.5 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $647 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. American also had approximately $3.8 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, American had an AMT credit carryforward of approximately $467 million available for federal income tax purposes, which is available for an indefinite period. American's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.9 billion and $378 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset American's tax provision dollar for dollar.
    For the three months ended March 31, 2014, American utilized NOLs to reduce its income tax obligation. However, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets and $4 million of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.

For the three months ended March 31, 2013, American reported a loss before income taxes and recorded an income tax benefit of approximately $30 million as a result of the American Taxpayer Relief Act of 2012.
When profitable, American is ordinarily subject to AMT. However as a result of a special tax election made in 2009, American was able to utilize AMT NOLs to fully offset its AMT taxable income for the three months ended March 31, 2014.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to American's condensed consolidated financial statements in Part I, Item 1B for additional information.
Operating Revenues

	Three Months Ended March 31,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Mainline passenger	$4,906	$4,614	6.3
Regional passenger	669	679	(1.4)
Cargo	168	156	7.7
Other	726	636	14.1
Total operating revenues	$6,469	$6,085	6.3
Total operating revenues in the first quarter of 2014 increased $384 million, or 6.3%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased $292 million, or 6.3%, in the first quarter of 2014 from the 2013 period due to higher yields and revenue per ASM, offset in part by slightly lower load factors.

•	Cargo revenues increased $12 million, or 7.7%, in the first quarter of 2014 from the 2013 period driven primarily by an increase in transatlantic freight volumes.

•	Other revenues increased $90 million, or 14.1%, in the first quarter of 2014 from the 2013 period driven primarily by higher revenues associated with American's frequent flyer program.

Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Aircraft fuel and related taxes	$1,871	$1,934	(3.3)
Salaries, wages and benefits	1,398	1,264	10.6
Maintenance, materials and repairs	332	326	1.9
Other rent and landing fees	285	287	(0.9)
Aircraft rent	216	165	31.0
Selling expenses	284	290	(2.1)
Depreciation and amortization	214	204	4.7
Special items, net	(216)	71	nm
Other	749	712	5.2
Total mainline operating expenses	5,133	5,253	(2.3)
Regional expenses:
Fuel	252	265	(4.7)
Other	506	501	0.9
Total regional operating expenses	758	766	(1.0)
Total operating expenses	$5,891	$6,019	(2.1)
Total operating expenses in the first quarter of 2014 decreased $128 million, or 2.1%, from the 2013 period. Significant changes in the components of mainline operating expenses are as follows:

•
Aircraft fuel and related taxes decreased 3.3% primarily due to a decrease in the average price per gallon of fuel, net of the effects of hedging, which was offset in part by an increase in consumption.

•
Salaries, wages and benefits increased 10.6% primarily due to the Merger Pilot MOU that was effective upon the closing of the Merger, newly implemented FAA rules on pilot and flight attendant duty times, as well as increased costs from certain stock-based compensation programs driven by a 45% increase in the price of AAG's common stock from $25.25 to $36.60 during the first quarter of 2014.

•	Aircraft rent increased 31.0% primarily as a result of new aircraft deliveries since the end of the 2013 first quarter as American continues its fleet renewal program.
Regional Operating Expenses
Total regional expenses decreased $8 million, or 1.0%, in the first quarter of 2014 from the 2013 period.
Nonoperating Income (Expense)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Interest income	$7	$4	57.6
Interest expense, net of capitalized interest	(168)	(169)	(0.6)
Other, net	(5)	(24)	(82.6)
Total nonoperating expense, net	$(166)	$(189)	(12.4)
Interest income was $7 million and $4 million in the first quarter of 2014 and 2013, respectively. American's short-term investments in each period consisted of highly liquid investments which provided nominal returns.
Other nonoperating expense, net decreased $19 million in the first quarter of 2014 from the 2013 period primarily due to the weakening of the U.S. dollar in foreign currency transactions. The first quarter of 2014 included $3 million in net foreign currency gains as compared to $19 million in net foreign currency losses in the 2013 period.

Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on American's condensed consolidated statements of operations for the three months ended March 31, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1), (2)	$136
Professional fees	39
Other	(15)
Total reorganization items, net	$160

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

(2)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the three months ended March 31, 2013, American recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $127 million, which are included in the table above.

Liquidity and Capital Resources
Cash, Short-Term Investments and Restricted Cash
As of March 31, 2014, AAG's total cash, short-term investments and restricted cash and short-term investments was $10.6 billion, of which $947 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cash	$1,259	$1,140	$983	$829
Short-term investments	8,405	8,111	4,979	5,162
Restricted cash and short-term investments (1)	947	1,035	699	702
Total cash, short-term investments and restricted cash and short-term investments	$10,611	$10,286	$6,661	$6,693

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers compensation obligations.
As of March 31, 2014, approximately $855 million of American's cash and short-term investments balances were held in foreign bank accounts, of which $750 million is held in Venezuelan bolivars. The Venezuelan bolivars are valued at the weighted average applicable exchange rate of 6.32 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $45 million valued at 10.7 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at March 31, 2014 was 10.7 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency, monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of this and other currency risks.
Sources and Uses of Cash
AAG
Operating Activities
Net cash provided by operating activities was $1.3 billion and $700 million for the first three months of 2014 and 2013, respectively, a period-over-period improvement of $556 million. This period-over-period improvement is principally due to the inclusion of US Airways Group's net cash provided by operating activities of $520 million for the 2014 period.
Investing Activities
Net cash used in investing activities was $943 million and $1.1 billion for the first three months of 2014 and 2013, respectively.
Principal investing activities in the 2014 period included expenditures of $1.0 billion for property and equipment, consisting primarily of the purchase of aircraft, including five Boeing 737 family aircraft, one Boeing 777 aircraft, nine A320 family aircraft and one A330 aircraft, as well as pre-delivery deposits for certain aircraft on order, and $294 million in net purchases of short-term investments. These cash outflows were offset in part by proceeds from the sale of DCA slots of $307 million and an $88 million decrease in restricted cash and short-term investments due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation.
Principal investing activities in the 2013 period included expenditures of $885 million for property and equipment, consisting primarily of the purchase of nine Boeing 737 family aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order and $226 million in net purchases of short-term investments.

Financing Activities
Net cash used in financing activities was $194 million for the first three months of 2014 as compared to net cash provided by financing activities of $514 million for the first three months of 2013.
Principal financing activities in the 2014 period included debt repayments of $501 million, including a $100 million prepayment on American's 7.5% Senior Secured Notes and $84 million of cash payments for tax withholdings associated with equity distributions to employees. These cash outflows were offset in part by proceeds from the issuance of debt of $224 million due to the issuance of EETC equipment notes associated with aircraft deliveries in 2014 and proceeds from sale-leaseback transactions of $165 million related to the financing of four Boeing 737 family aircraft.
Principal financing activities in the 2013 period included proceeds from sale-leaseback transactions of $764 million related to the financing of eight Boeing 737 family aircraft and three Boeing 777 aircraft and proceeds from the issuance of debt of $161 million due to the issuance of EETC equipment notes. These proceeds were offset in part by debt repayments of $394 million.
American
Operating Activities
Net cash provided by operating activities was $742 million and $696 million for the first three months of 2014 and 2013, respectively, a period-over-period increase of $46 million.
Investing Activities
Net cash used in investing activities was $234 million and $1.1 billion for the first three months of 2014 and 2013, respectively.
Principal investing activities in the 2014 period included expenditures of $722 million for property and equipment, consisting primarily of the purchase of aircraft, including five Boeing 737 family aircraft, one Boeing 777 aircraft and five A320 family aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by proceeds from the sale of DCA slots of $299 million and $183 million in net sales of short-term investments.
Principal investing activities in the 2013 period included expenditures of $882 million for property and equipment, consisting primarily of the purchase of nine Boeing 737 family aircraft and three Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order and $228 million in net purchases of short-term investments.
Financing Activities
Net cash used in financing activities was $354 million for the first three months of 2014 as compared to net cash provided by financing activities of $516 million for the first three months of 2013.
Principal financing activities in the 2014 period included debt repayments of $430 million, including a $100 million prepayment on American's 7.5% Senior Secured Notes and $84 million of cash funding to AAG for tax withholdings associated with equity distributions to employees. These cash outflows were offset in part by proceeds from sale-leaseback transactions of $165 million related to the financing of four Boeing 737 family aircraft.
Principal financing activities in the 2013 period included proceeds from sale-leaseback transactions of $764 million related to the financing of eight Boeing 737 family aircraft and three Boeing 777 aircraft and proceeds from the issuance of debt of $161 million due to the issuance of EETC equipment notes. These proceeds were offset in part by debt repayments of $392 million.
Commitments
Significant Indebtedness
As of March 31, 2014, AAG and American had $16.8 billion and $10.6 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). See Note 7 to AAG's condensed consolidated financial statements in Part I, Item 1A and Note 6 to American's condensed consolidated financial statements in Part I, Item 1B for further information on all indebtedness as of March 31, 2014. Our significant indebtedness includes the following agreements:

Credit Facilities (American)
On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the Credit Agreement) with certain lenders. The Credit Agreement provides for a $1.9 billion term loan facility (the Term Loan Facility) and a $1.0 billion revolving credit facility (the Revolving Facility and, together with the Term Loan Facility, the Credit Facilities). As of March 31, 2014, American had borrowed $1.9 billion under the Term Loan Facility. The Credit Facilities are secured obligations of American and guaranteed by AAG. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of March 31, 2014, there were no borrowings outstanding under the Revolving Facility.
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
The Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75%, with respect to the Term Loan) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the Term Loan Facility and the Revolving Facility. Subject to certain limitations and exceptions, the Credit Facilities are secured by certain collateral, including liens on certain route authorities to operate between certain specified cities and certain take-off and landing rights at certain airports, and American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the Credit Facilities as more fully described below in "Collateral Related Covenants."
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
American, at its option, may redeem some or all of the Senior Secured Notes at any time on or after March 15, 2013 or prior to such date in certain limited circumstances, in each case, at specified redemption prices, plus accrued and unpaid interest, if any. If such redemption occurs during the twelve month period beginning on (1) March 15, 2013, the redemption price will be 105.625% of the aggregate principal amount of the Senior Secured Notes to be redeemed, (2) March 15, 2014, the redemption price will be 103.75% of the aggregate principal amount of the Senior Secured Notes to be redeemed and (3) March 15, 2015, the redemption price will be 100% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus, in each case, accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2014, American, at its option, may redeem (1) up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest, if any, and (2) during any 12-month period, up to 10% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of their principal amount, plus accrued and unpaid interest, if any. If American sells certain assets or if a "change of control" (as defined in the indenture) occurs, American must offer to repurchase the Senior Secured Notes at prices specified in the indenture.
The indenture for the Senior Secured Notes includes covenants that, among other things, limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. The indenture for the Senior Secured Notes also contains events of default customary for similar financings, including cross-default to certain material indebtedness of American. Upon the occurrence of certain events of default, the Senior Secured Notes may be accelerated and become due and payable.
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest.
2013 Citicorp Credit Facility (US Airways)
On May 23, 2013, US Airways entered into a term loan credit facility (the 2013 Citicorp Credit Facility) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders. US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp Credit Facility agreement. In connection with the closing of the Merger, AAG and American entered into a joinder to the 2013 Citicorp credit facility loan agreement pursuant to which AAG and American became guarantors under such agreement.
The 2013 Citicorp Credit Facility consists of $1.0 billion of tranche B-1 term loans (Tranche B-1) and $600 million of tranche B-2 term loans (Tranche B-2). Voluntary prepayments may be made at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following January 16, 2014. Mandatory prepayments of the term loans are required to the extent necessary to comply with US Airways' covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, under the 2013 Citicorp Credit Facility agreement, if a "change of control" (as defined in the 2013 Citicorp Credit Facility agreement) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment.
As of March 31, 2014, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways' option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.
Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.
The obligations of US Airways under the 2013 Citicorp Credit Facility are secured by liens on certain route authorities, certain take-off and landing rights at certain airports, and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility as more fully described below in "Collateral Related Covenants."
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
In the first quarter of 2014, US Airways issued $224 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $170 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $54 million bearing interest at 5.375% per annum. The equipment notes are secured by liens on aircraft.
7.25% Convertible Notes (US Airways Group)
In March 2014, we notified the holders of US Airways Group's 7.25% convertible notes that we have elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. As a result, as of March 31, 2014, we have reclassified from equity into other current liabilities the cash payment expected upon conversion of these notes less the carrying amount of debt in the amount of $157 million.
Guarantees
In March 2014, AAG, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group.
Collateral Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.
Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) the Senior Secured Notes and (2) the Credit Facilities, and US Airways is required to meet a collateral coverage test on a periodic basis on the 2013 Citicorp Credit Facility. We were in compliance with the collateral coverage tests for each of these financing transactions as of the most recent measurement dates.
Credit Ratings
The following table details our credit ratings as of March 31, 2014:

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

Aircraft and Engine Purchase Commitments
As of March 31, 2014, we have definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Airbus
A320 Family	40	43	25	20	—	—	128
A320 Neo	—	—	—	10	25	65	100
A330-200	2	—	—	—	—	—	2
A350 XWB	—	—	—	6	10	6	22
Boeing
737 Family	15	20	20	20	—	—	75
737 MAX	—	—	—	3	17	80	100
777-300 ER	5	2	2	—	—	—	9
787 Family	2	11	13	9	7	—	42
Bombardier
CRJ900 (1)	15	15	—	—	—	—	30
Embraer
ERJ175 (1)	—	24	24	12	—	—	60
Total	79	115	84	80	59	151	568

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.
We also have agreements for 41 spare engines to be delivered in 2014 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of March 31, 2014 are expected to be as follows (approximately, in millions):

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Payments for American aircraft commitments and certain engines (1)	$2,161	$3,926	$4,059	$3,667	$3,692	$11,348	$28,853
Payments for US Airways aircraft commitments and certain engines	$705	$561	$112	$716	$985	$556	$3,635

(1)
These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. American's purchase deposits totaled $1.0 billion as of March 31, 2014.

In April 2014, we exercised our option to purchase and terminated our existing lease financing arrangements with respect to 62 Airbus A320 family aircraft scheduled to be delivered between the first quarter of 2015 and the third quarter of 2017. In connection with its exercise of such option, we also exercised our right to convert firm orders for 30 Airbus A320 family NEO aircraft, scheduled to be delivered in 2021 and 2022, to options to acquire such aircraft. The table above reflects these changes.
We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: 53 Airbus 320 family aircraft, 2 Boeing 737 family aircraft, 9 Boeing 777-300ER aircraft and 18 Boeing 787 family aircraft. In addition, we do not have financing commitments in place for the majority of aircraft currently on order and scheduled to be delivered in 2017 and beyond. See Part II, Item 1A, Risk Factors - "We will need to obtain sufficient financing or other capital to operate successfully."
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
Pension Funding Obligation
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. During the first three months of 2014, we contributed $34 million to our defined benefit pension plans. On April 15, 2014, we contributed an additional $37 million to our defined benefit pension plans.
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
There have been no material changes in our off-balance sheet arrangements as set forth in our 2013 AAG Form 10-K.

AAG Contractual Obligations
The following table provides details of our future cash contractual obligations as of March 31, 2014.

	Payments due by Period
	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(In millions)
American Airlines
Debt and capital lease obligations (1), (3)	$662	$882	$1,703	$850	$733	$5,750	$10,580
Interest obligations (2), (3)	347	526	434	392	400	1,099	3,198
Commitments for aircraft and engine purchases and operating leases (4), (5)	3,245	5,144	5,193	4,746	4,686	16,719	39,733
Regional capacity purchase agreements (6)	276	670	676	520	511	3,849	6,502
Minimum pension contribution and other purchase obligations (7)	356	334	302	281	275	3,961	5,509
Total AA Contractual Obligations	$4,886	$7,556	$8,308	$6,789	$6,605	$31,378	$65,522

US Airways Group and Other AAG subsidiaries
Debt and capital lease obligations (1), (3)	$423	$459	$947	$391	$1,046	$2,931	$6,197
Interest obligations (2), (3)	263	271	264	240	208	396	1,642
Commitments for aircraft and engine purchases and operating leases (4), (5)	1,276	1,295	753	1,311	1,434	1,918	7,987
Regional capacity purchase agreements (6)	863	1,014	869	734	552	1,161	5,193
Total AAG Contractual Obligations	$7,711	$10,595	$11,141	$9,465	$9,845	$37,784	$86,541

(1)	Amounts represent contractual amounts due. For American, excludes $66 million and for US Airways Group, excludes $26 million of unamortized debt discount as of March 31, 2014.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2014.

(3)
For American, includes $3.4 billion of future principal payments and $918 million of future interest payments, respectively, and for US Airways Group, includes $2.7 billion of future principal payments and $929 million of future interest payments, respectively, as of March 31, 2014, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)
See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" for additional information about the obligations of American and US Airways Group.

(5)
For American, includes $305 million and for US Airways Group, includes $1.9 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of March 31, 2014.

(6)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2023. See Note 9 to American's condensed consolidated financial statements in Part I, Item 1B.

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, the Credit Facilities, the 2013 Citicorp Credit Facility and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt or lease obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.
Critical Accounting Policies and Estimates
In the first quarter of 2014, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2013 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2013 10-K except as updated below. See Note 11 to AAG's condensed consolidated financial statements in Part I, Item 1A for accounting policies and additional information regarding derivatives.
Aircraft Fuel
We have not entered into any fuel hedges since December 9, 2013, and our current policy is not to do so. Assuming we continue to pursue this policy, once our existing hedge contracts expire or otherwise terminate, we will be fully exposed to fluctuations in fuel prices.
We have historically hedged the price risk of fuel costs through the use of hedging contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Jet fuel, crude oil, and ultra low sulfur diesel are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10% increase in the March 31, 2014 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to our Aircraft fuel and related taxes of approximately $1.1 billion over the next twelve months, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2014, and assumes our fuel hedging program remains effective.
As of March 31, 2014, we had cash flow hedges covering approximately 16% of our estimated remaining 2014 fuel requirements. Our consumption hedged for the remaining 2014 is capped at an average price of approximately $2.86 per gallon of jet fuel. Less than one percent of our estimated remaining 2014 fuel requirement is hedged using call spreads with protection capped at an average price of approximately $2.94 per gallon of jet fuel. Sixteen percent of our estimated remaining 2014 fuel requirement is hedged using collars with an average floor price of approximately $2.58 per gallon of jet fuel. The cap and floor prices exclude taxes and transportation costs.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. We assess, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, we use a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NY Harbor Ultra Low Sulfur Diesel) to the change in the price of jet fuel. We also monitor the actual dollar offset of the hedges' market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. We discontinue hedge accounting prospectively if we determine that a derivative is no longer expected to be highly effective as a hedge or if we decide to discontinue the hedging relationship.
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
Venezuela Cash and Short-term Investments
As of March 31, 2014, approximately $750 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.32 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $45 million valued at 10.7 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at March 31, 2014 was 10.7 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency, are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.

American's Market Risk Sensitive Instruments and Positions
American's primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. American's exposure to these market risks has not changed materially from its exposure discussed in its 2013 10-K except as updated below. See Note 10 to American's condensed consolidated financial statements in Part I, Item 1B for accounting policies and additional information regarding derivatives.
Aircraft Fuel
American has not entered into any fuel hedges since December 9, 2013, and its current policy is not to do so. Assuming American continues to pursue this policy, once its existing hedge contracts expire or otherwise terminate, American will be fully exposed to fluctuations in fuel prices.
American has historically hedged the price risk of fuel costs through the use of hedging contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Jet fuel, crude oil, and ultra low sulfur diesel are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10% increase in the March 31, 2014 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to American's Aircraft fuel and related taxes of approximately $621 million over the next twelve months, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2014, and assumes American's fuel hedging program remains effective.
As of March 31, 2014, American had cash flow hedges covering approximately 25% of its estimated remaining 2014 fuel requirements. American's consumption hedged for the remaining 2014 is capped at an average price of approximately $2.86 per gallon of jet fuel. Less than one percent of American's estimated remaining 2014 fuel requirement is hedged using call spreads with protection capped at an average price of approximately $2.94 per gallon of jet fuel. Twenty-five percent of American's estimated remaining 2014 fuel requirement is hedged using collars with an average floor price of approximately $2.58 per gallon of jet fuel. The cap and floor prices exclude taxes and transportation costs.
Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. American assess, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, American uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NY Harbor Ultra Low Sulfur Diesel) to the change in the price of jet fuel. American also monitors the actual dollar offset of the hedges' market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be "highly effective" if the R-squared is greater than 80% and the dollar offset correlation is within 80% to 125%. American discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if American decides to discontinue the hedging relationship.
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
Venezuela Cash and Short-term Investments
As of March 31, 2014, approximately $750 million of American's unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.32 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $45 million valued at 10.7 bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at March 31, 2014 was 10.7 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency, is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the AAG's and American’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that AAG's and American’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
On December 9, 2013, we acquired US Airways Group and its subsidiaries. We have begun to integrate policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, during the quarter ending on March 31, 2014, there has been no change in AAG’s or American's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG's and American's internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2014.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Pursuant to rulings of the Bankruptcy Court, the Plan has established a disputed claims reserve to hold shares of AAG Series A Preferred Stock and AAG Common Stock reserved for issuance to disputed claimholders that ultimately become allowed Single-Dip general unsecured claimholders after emergence. The shares provided for under the Plan are determined based upon a disputed claims reserve amount of approximately $755 million. As disputed claims are resolved, the claimants will receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to AAG but rather will be distributed by priority first, if necessary, to satisfy unsecured claims or labor-related obligations, and then to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, resolution of disputed claims could have a material effect on Single-Dip creditor recoveries under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.
Government Antitrust Actions. On August 13, 2013, the U.S. government, along with the States of Arizona, Florida, Tennessee and Texas, the Commonwealths of Pennsylvania and Virginia, and the District of Columbia (collectively, the plaintiff states), filed a complaint against US Airways Group and AMR in the U.S. District Court for the District of Columbia. The plaintiffs alleged, among other things, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act and sought to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the State of Michigan as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with US Airways Group and AMR that resolved that state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. On November 11, 2013, US Airways and American entered into agreements with the U.S. government and the plaintiff states resolving all claims in the litigation. The agreement with the U.S. government requires the carriers to divest assets at certain airports and remains subject to public comment and court approval. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at DCA, and 17 slot pairs at LaGuardia Airport, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states, which was entered by the court on November 12, 2013, requires American and US Airways, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from DCA.
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
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets.  There is currently no trial date set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On April 1, 2014, Sabre filed motions for summary judgment that are pending before the court. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.
General. We and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain.

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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. There can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk - "AAG Market Risk Sensitive Instruments and Positions - Aircraft Fuel" and "American Airlines Market Risk Sensitive Instruments and Positions - Aircraft Fuel."
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations promulgated by the Commodity Futures Trading Commission (CFTC) introduce new requirements for centralized clearing for over-the-counter derivatives. This may include our fuel derivative contracts. Our board of directors has approved our election of the CFTC’s end-user exemption, which permits us as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, depending on the final regulations adopted by the CFTC and other regulators, our derivative contract counterparties may be subject to regulatory requirements and resulting new practices that may raise their costs. Those increased costs may in turn be passed on to us, resulting in increased transaction costs to execute derivative contracts and lower credit thresholds to post collateral. We have not entered into any fuel hedges since the Effective Date, and our current policy is not to do so. Assuming we continue to pursue this policy, once our existing hedge contracts expire or otherwise terminate, we will be fully exposed to fluctuations in fuel prices.
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
Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance. For example, amendments to the Wright Amendment have reduced geographic restrictions on operations by Southwest Airlines and other carriers at Dallas Love Field (DAL) and will eliminate all domestic non-stop geographic restrictions on operations there in October 2014. This has increased low-cost carrier competition for our operations at Dallas/Fort Worth (DFW). In addition, we expect that the two gates at DAL that we divested as part of our settlement of antitrust litigation related to the Merger will be allocated to low-cost carriers. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.
We have implemented a JBA with British Airways, Iberia and Finnair, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, we have implemented an antitrust-immunized JBA with Japan Airlines and a JBA with Qantas. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.
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

•	the disruption of, or the loss of momentum in, our ongoing business;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers; and

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
Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan, and, as a result, we estimate that, based on our commitments as of March 31, 2014, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2014-2018 would be approximately $20.6 billion, of which $17.5 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, and these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, we do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: 53 Airbus 320 family aircraft, 2 Boeing 737 family aircraft, 9 Boeing 777-300ER aircraft and 18 Boeing 787 family aircraft. In addition, we do not have financing commitments in place for the majority of aircraft currently on order and scheduled to be delivered in 2017 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, results of operations and financial condition.
Concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with continued changes in business activity levels and consumer confidence, increased unemployment and volatile oil prices, have in the past and may in the future contribute to volatility in the capital and credit markets. These market conditions could result in illiquid credit markets and wider credit spreads. Any such changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.
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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a "holdback") equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.
The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods.
A number of factors render our historical consolidated financial information not directly comparable to our financial information for prior or future periods, including:

•	because the Merger was completed on December 9, 2013, AAG's 2013 consolidated results of operations include the results of US Airways Group and its subsidiaries only for 23 days of 2013;

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
Due to these and other factors largely related to the Merger and the Plan, investors are cautioned as to the limitations of our historical financial statements and urged to review carefully Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
We are currently in negotiations with the IAM with respect to US Airways mechanic and related employees, stock clerks and fleet service employees, and the IAM has requested that the NMB issue a proffer of arbitration. To date, no such proffer has been issued.
None of these unions presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1 Business-"Employees and Labor Relations" in our 2013 Form 10-K.
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
We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.
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
In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington Reagan National Airport, and 17 slot pairs at LaGuardia, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from Washington Reagan National Airport. Further, as a consequence of the Merger clearance process in the EU, we are required to make available one pair of London Heathrow slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the slots on London-Philadelphia for a period of not less than three consecutive years, and, along with our JBA partners, we are required to make available for an initial period of up to seven years one pair of Heathrow slots for service between London and Miami that may be operated via an intermediate point.
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
In particular, fluctuations in foreign currencies, including devaluations, and exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of March 31, 2014, approximately $750 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.32 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $45 million valued at 10.7 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at March 31, 2014 was 10.7 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency, are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.

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
US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. US Airways Group, US Airways, AMR and American were also named as defendants in a private antitrust lawsuit. The complaint alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. In January 2014, the complaint was amended to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. Such private lawsuits could result in an obligation to pay damages or terms, conditions, requirements, limitations, costs or restrictions that would impose additional material costs on or materially limit our revenues, or materially limit some of the synergies and other benefits we anticipate following the Merger. See Part II, Item 1. Legal Proceedings.
Our ability to utilize our NOL Carryforwards may be limited.
Under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), a corporation is generally allowed a deduction for NOL Carryforwards. As of December 31, 2013, we had available NOL Carryforwards of approximately $10.6 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and approximately $4.7 billion for state income tax purposes which will expire, if unused, between 2014 and 2033. The amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in the remainder of 2014 is $106 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.
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

•
distributions of shares of our common stock pursuant to our plan of reorganization, including distributions from the disputed claims reserve established under the plan of reorganization upon the resolution of the underlying claims;

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
Certain provisions of AAG's Certificate of Incorporation and Bylaws make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:

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
Our Certificate of Incorporation and Bylaws include certain provisions that limit voting and ownership and disposition of our equity interests, including AAG Common Stock, AAG Series A Preferred Stock and convertible notes. These restrictions may adversely affect the ability of certain holders of our common stock and other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of our common stock and other equity interests.

In order to protect AAG's NOL Carryforwards and certain other tax attributes, AAG's Certificate of Incorporation includes certain limitations on acquisitions and dispositions of the AAG Common Stock, which may limit the liquidity of our common stock.
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

ITEM 6.	EXHIBITS
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
American Airlines Group Inc.

Date: April 23, 2014 By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
American Airlines, Inc.

Date: April 23, 2014 By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group and AAG, relating to obligations of US Airways under the equipment notes relating to its Series 2010-1 Pass Through Certificates.

10.2
Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group and AAG, relating to obligations of US Airways under the equipment notes relating to its Series 2011-1 Pass Through Certificates.

10.3
Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group and AAG, relating to obligations of US Airways under the equipment notes relating to its Series 2012-1 Pass Through Certificates.

10.4
Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group and AAG, relating to obligations of US Airways under the equipment notes relating to its Series 2012-2 Pass Through Certificates.

10.5
Amended and Restated Guarantee, dated as of March 31, 2014, from US Airways Group and AAG, relating to obligations of US Airways under the equipment notes relating to its Series 2013-1 Pass Through Certificates.

12.1	Computation of ratio of earnings to combined fixed charges and preferred dividends American Airlines Group Inc. for the quarter ended March 31, 2014 and 2013.
12.2	Computation of ratio of earnings to fixed charges American Airlines, Inc. for the quarter ended March 31, 2014 and 2013.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101	Interactive data files pursuant to Rule 405 of Regulation S-T.