Form 10-Q
period 2014-09-30
American Airlines Group Inc.; AMERICAN AIRLINES INC
filed 2014-10-23
CIK 6201, 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From	to
Commission file number 1-8400

American Airlines Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1825172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

Commission file number 1-2691

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1502798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)
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
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
As of October 17, 2014, there were 717,263,563 shares of American Airlines Group Inc. common stock outstanding.
As of October 17, 2014, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2014

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to "we," "us," "our" and the "Company" refer to AAG and its consolidated subsidiaries. As more fully described below, on December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). Accordingly, unless otherwise indicated, information in this Quarterly Report on Form 10-Q regarding the Company's condensed consolidated results of operations includes the results of American, US Airways Group and US Airways, Inc. (US Airways) for the quarter and nine months ended September 30, 2014. "AMR" refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group. References in this Quarterly Report on Form 10-Q to "mainline" refer to the operations of American and US Airways, as applicable, and exclude regional operations.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "would," "continue," "seek," "target," "guidance," "outlook," "if current trends continue," "optimistic," "forecast" and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A - Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other post-employment benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the limitations of our historical consolidated financial information, which is not directly comparable to our financial information for prior or future periods; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation to which the airline industry is subject; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; costs of ongoing data security compliance requirements and the impact of any significant data security breach; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of several lawsuits that were filed in connection with the Merger and remain pending; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; delay or prevention of stockholders’ ability to change the composition of our board of directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Quarterly Report on Form 10-Q (especially in Part II, Item 1A - Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A - Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates indicated in the statements.

PART I: FINANCIAL INFORMATION

This combined Quarterly Report on Form 10-Q is filed by both AAG and American and includes the condensed consolidated financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A.	AMERICAN AIRLINES GROUP INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues
Mainline passenger	$8,093	$5,253	$23,564	$14,755
Regional passenger	1,665	766	4,779	2,197
Cargo	215	164	643	489
Other	1,166	645	3,504	1,934
Total operating revenues	11,139	6,828	32,490	19,375
Operating expenses
Aircraft fuel and related taxes	2,829	1,950	8,370	5,764
Salaries, wages and benefits	2,137	1,380	6,419	3,931
Regional expenses	1,668	785	4,919	2,334
Maintenance, materials and repairs	529	289	1,528	932
Other rent and landing fees	431	279	1,297	851
Aircraft rent	306	192	937	538
Selling expenses	393	294	1,196	857
Depreciation and amortization	334	204	960	615
Special items, net	221	15	335	98
Other	1,031	739	3,140	2,171
Total operating expenses	9,879	6,127	29,101	18,091
Operating income	1,260	701	3,389	1,284
Nonoperating income (expense)
Interest income	7	5	22	14
Interest expense, net of capitalized interest	(210)	(226)	(667)	(642)
Other, net	(108)	(40)	(99)	(76)
Total nonoperating expense, net	(311)	(261)	(744)	(704)
Income before reorganization items, net	949	440	2,645	580
Reorganization items, net	—	(151)	—	(435)
Income before income taxes	949	289	2,645	145
Income tax provision (benefit)	7	—	360	(22)
Net income	$942	$289	$2,285	$167

Earnings per share:
Basic	$1.31	$1.16	$3.17	$0.67
Diluted	$1.28	$1.02	$3.10	$0.65
Weighted average shares outstanding (in thousands):
Basic	719,067	249,719	721,213	249,599
Diluted	735,196	289,036	737,100	288,339
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$942	$289	$2,285	$167
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	(38)	(33)	(142)	(99)
Derivative financial instruments:
Change in fair value	—	22	(54)	(34)
Reclassification into earnings	(7)	11	5	23
Net unrealized gain (loss) on investments:
Net change in value	(2)	—	—	—
Other comprehensive loss before tax	(47)	—	(191)	(110)
Reversal of non-cash tax provision	—	—	330	—
Comprehensive income	$895	$289	$2,424	$57
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per share amounts)(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$1,178	$1,140
Short-term investments	6,721	8,111
Restricted cash and short-term investments	875	1,035
Accounts receivable, net	1,961	1,560
Aircraft fuel, spare parts and supplies, net	1,182	1,012
Prepaid expenses and other	1,533	1,465
Total current assets	13,450	14,323
Operating property and equipment
Flight equipment	27,212	23,730
Ground property and equipment	5,812	5,585
Equipment purchase deposits	1,172	1,077
Total property and equipment, at cost	34,196	30,392
Less accumulated depreciation and amortization	(12,033)	(11,133)
Total property and equipment, net	22,163	19,259
Other assets
Goodwill	4,089	4,086
Intangibles, net of accumulated amortization of $435 and $373, respectively	2,305	2,311
Other assets	2,166	2,299
Total other assets	8,560	8,696
Total assets	$44,173	$42,278
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$1,439	$1,446
Accounts payable	1,498	1,368
Accrued salaries and wages	1,054	1,143
Air traffic liability	4,952	4,380
Frequent flyer liability	2,871	3,005
Other accrued liabilities	2,074	2,464
Total current liabilities	13,888	13,806
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	15,651	15,353
Pension and postretirement benefits	4,964	5,828
Deferred gains and credits, net	871	935
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	239	5,928
Other liabilities	3,589	3,159
Total noncurrent liabilities	25,314	31,203
Commitments and contingencies
Stockholders' equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 717,257,567 shares outstanding as of September 30, 2014; 526,805,522 shares outstanding as of December 31, 2013.	7	5
Additional paid-in capital	15,943	10,592
Accumulated other comprehensive loss	(1,893)	(2,032)
Accumulated deficit	(9,086)	(11,296)
Total stockholders' equity (deficit)	4,971	(2,731)
Total liabilities and stockholders' equity (deficit)	$44,173	$42,278
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$2,276	$1,887
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,006)	(2,400)
Decrease (increase) in short-term investments	1,390	(2,634)
Decrease (increase) in restricted cash and short-term investments	160	(85)
Net proceeds from slot transaction	307	—
Proceeds from sale of property and equipment	24	27
Net cash used in investing activities	(2,125)	(5,092)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,780)	(2,052)
Proceeds from issuance of long-term debt	2,407	4,082
Sale-leaseback transactions	531	1,496
Treasury stock repurchases	(155)	—
Dividend payment	(72)	—
Premium paid for debt extinguishment	(39)	—
Deferred financing costs	(29)	(84)
Exercise of stock options	9	—
Other financing activities	15	—
Net cash provided by (used in) financing activities	(113)	3,442
Net increase in cash	38	237
Cash at beginning of period	1,140	480
Cash at end of period	$1,178	$717

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$5,469	$—
Capital lease obligations	479	—
Supplemental information:
Interest paid, net of amounts capitalized	640	431
Income tax paid	8	10
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
The accompanying unaudited condensed consolidated financial statements of AAG should be read in conjunction with the consolidated financial statements contained in AAG's Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Principal subsidiaries include American and, effective December 9, 2013, US Airways Group. Because the Merger did not occur until December 2013, the unaudited condensed consolidated financial statements presented do not include the accounts of US Airways Group for the three and nine months ended September 30, 2013. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation as described below. All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.
Chapter 11 Matters
In accordance with GAAP, the Debtors (as defined in Note 2 below) applied ASC 852 "Reorganizations" (ASC 852) in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 below). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 period are presented in Reorganization items, net on the accompanying condensed consolidated statement of operations.
Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the current year financial statement presentation. These reclassifications do not impact the historic net loss and are comprised principally of the following items:

•	Reclassifications between various operating income line items to conform the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of Regional expenses.

•	Reclassifications between Other nonoperating income (expense), net and Operating expenses to conform the presentation of foreign currency gains and losses.

The following table summarizes the historical and revised financial statement amounts for AAG (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013		2013
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$5,253	$5,253	$14,755	$14,755
Regional passenger	766	766	2,197	2,197
Cargo	164	163	489	485
Other	645	646	1,934	1,938
Total operating revenues	6,828	6,828	19,375	19,375
Operating expenses:
Aircraft fuel and related taxes	1,950	2,220	5,764	6,559
Salaries, wages and benefits	1,380	1,546	3,931	4,480
Regional expenses	785	—	2,334	—
Maintenance, materials and repairs	289	350	932	1,108
Other rent and landing fees	279	338	851	1,028
Aircraft rent	192	186	538	529
Selling expenses	294	280	857	813
Depreciation and amortization	204	245	615	739
Special items, net	15	15	98	56
Other	739	950	2,171	2,825
Total operating expenses	6,127	6,130	18,091	18,137
Operating income	701	698	1,284	1,238
Nonoperating income (expense):
Interest income	5	5	14	14
Interest expense, net of capitalized interest	(226)	(196)	(642)	(602)
Other, net	(40)	(67)	(76)	(70)
Total nonoperating expense, net	$(261)	$(258)	$(704)	$(658)

Additionally, on the condensed consolidated statement of cash flows, the Company reclassified $84 million in deferred financing charges from operating to financing cash flow activities for the nine months ended September 30, 2013 in order to conform to the current year financial statement presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's consolidated financial statements.

2. Emergence from Chapter 11 and Merger with US Airways Group
Overview
On November 29, 2011 (the Petition Date), AMR, its principal subsidiary, American, and certain of the Company's other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors' fourth amended joint plan of reorganization (as amended, the Plan).
On the Effective Date, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among the Company, Merger Sub and US Airways Group, pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of the Company following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group Inc. common stock, par value $0.01 per share (AAG Common Stock).
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
Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG's Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock," with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol "AAL" and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol "AALCP" from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 IAP) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 IAP, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. Any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 IAP) as of the effective date of the Merger may be used for awards under the 2013 IAP; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 IAP and shall only be made to individuals who were not providing services to American Airlines Group prior to the Merger.
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in the Debtors:

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

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that were not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received a portion of their recovery in shares of AAG Series A Preferred Stock at the Effective Date and their remaining recovery in shares of AAG Common Stock during the 120-day period after the Effective Date;

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

◦
holders of allowed interests in AMR (primarily holders of AMR common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and received an additional 267 million shares of AAG Common Stock during the 120-day period after the Effective Date; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve (the Disputed Claims Reserve), beginning 180 days after the Effective Date. Disputed claimholders that subsequently become holders of Single-Dip Unsecured Claims will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the disputed claimholder would have received had such claimholder been a holder of Single-Dip Unsecured Claims as of the Effective Date.

The Plan contemplated the distribution of up to 756 million shares of AAG Common Stock, however this amount has been reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, the Company issued the remaining shares of AAG Common Stock over the 120-day distribution period, except for shares held in the Disputed Claims Reserve. In addition, pursuant to the Plan, approximately 197 million shares of AAG Common Stock were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claim Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, the Company repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claim Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claim Reserve. As of September 30, 2014, there were approximately 27.5 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. These shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. The Company is not required to distribute additional shares above the limits contemplated by the Plan described above.

In addition, from the Effective Date through September 30, 2014, the Company made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $561 million for payroll and other taxes associated with equity distributions to employees.
Several parties have filed appeals seeking reconsideration of the Confirmation Order. Refer to Note 15 for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable time post-emergence. The Company's estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in Mandatorily convertible preferred stock and other bankruptcy settlement obligations on the Company's condensed consolidated balance sheet as of September 30, 2014. As these claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to the Company's financial position or results of operations in any given period.
Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, the Debtors experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including the Debtors’ substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. The Debtors elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382.
Moreover, an ownership change subsequent to the Debtors’ emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Debtors’ NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Debtors’ ability to utilize the NOL Carryforwards, AAG's Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG's Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by the Company with the SEC on December 9, 2013.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 (in millions):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Aircraft and facility financing renegotiations and rejections (1)	$66	$285
Professional fees	48	126
Other	37	24
Total reorganization items, net	$151	$435

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

3. Mandatorily Convertible Preferred Stock and Other Bankruptcy Settlement Obligations
The components of Mandatorily convertible preferred stock and other bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	September 30, 2014	December 31, 2013
AAG Series A Preferred Stock	$—	$3,833
Single-Dip Equity Obligations	183	1,246
Labor-related deemed claim	56	849
Total	$239	$5,928
The AAG Series A Preferred Stock, while outstanding, voted and participated in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock initially issued was mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date, subject to additional voluntary conversions. The initial stated value of each share of AAG Series A Preferred Stock was $25.00 and accrued dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converted to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. As of April 8, 2014, all shares of AAG Series A Preferred Stock had been converted into AAG Common Stock.
The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, the Company has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The amount of the remaining Single-Dip Equity Obligations at September 30, 2014 is the Company’s estimate of its obligation for disputed claims of $183 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at September 30, 2014. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued are marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
In exchange for employees' contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through September 30, 2014, the Company has made distributions of $981 million in AAG Common Stock and paid approximately $561 million in cash to cover payroll and other taxes related to the equity distributions. As of September 30, 2014, the liability to certain AMR labor groups and employees of $56 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at September 30, 2014. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim are marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
On July 1, 2014, approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. The next planned distribution will be in November 2014 for any disputed Single-Dip Unsecured Claims that become allowed after July 1, 2014.

4. Slot Divestiture
As a stipulation for the Merger to be approved by the Department of Justice (DOJ), the Company was required to divest certain slots at Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA slots to be divested were recorded as assets held for sale and included in Prepaid expenses and other on the consolidated balance sheet. In the first quarter of 2014, the Company divested the required DCA slots and received $307 million in cash as well as 24 slots at John F. Kennedy Airport. The Company recognized a gain of $309 million related to the divestiture, which has been included in Special items, net in the condensed consolidated statement of operations.
5. Special Items
Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mainline operating special items, net (a)	$221	$15	$335	$98

(a)
The 2014 third quarter mainline operating special items totaled a net charge of $221 million, which principally included $166 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation expense, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $335 million, which principally included $530 million of merger integration expenses as described above, $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments, as well as $46 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $309 million gain on the sale of slots at DCA and a net $35 million credit for bankruptcy related items as described above.

The 2013 third quarter mainline operating special items primarily consisted of merger related expenses. The 2013 nine month period mainline operating special items totaled a net charge of $98 million, which included $55 million in merger related expenses and a $43 million charge for workers' compensation claims.
The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Regional operating special items, net	$2	$—	$7	$3
Nonoperating special items, net (b)	50	75	101	191
Reorganization items, net (c)	—	151	—	435
Income tax special items, net (d)	8	—	352	—

(b)
The 2014 third quarter nonoperating special items totaled a net charge of $50 million, which was primarily due to early debt extinguishment costs related to the prepayment of American's 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $101 million, which primarily included $54 million of early debt extinguishment costs as described above and $33 million of non-cash interest accretion on the bankruptcy settlement obligations.

The 2013 third quarter nonoperating special items totaled a net charge of $75 million, which principally related to debt extinguishment costs incurred in connection with the repayment of existing high-interest aircraft financings. The 2013 nine month period nonoperating special items totaled a net charge of $191 million, which principally included interest charges of $116 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and the $75 million in charges primarily related to debt extinguishment costs as described above.

(c)
In the 2013 third quarter and nine month periods, the Company recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(d)
During the 2014 third quarter, the Company recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets. During the 2014 nine month period, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reversed the non-cash tax provision which was recorded in Other Comprehensive Income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, the 2014 nine month period included a special $22 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
6. Earnings Per Share
Pursuant to the Plan and the Merger Agreement, holders of AMR common stock formerly traded under the symbol “AAMRQ” received shares of AAG Common Stock principally over the 120-day distribution period following the Effective Date. In accordance with GAAP, the 2013 third quarter and nine month period weighted average shares and earnings per share (EPS) calculations have been adjusted to retrospectively reflect these distributions which were each made at the rate of approximately 0.7441 shares of AAG Common Stock per share of AAMRQ. Former holders of AAMRQ shares as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share calculations prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AAMRQ shares.
As of September 30, 2014, all shares pursuant to the Plan have been issued and are outstanding for purposes of the Company's basic and diluted EPS calculation in connection with the conversion of AAG Series A Preferred Stock and satisfaction of other bankruptcy settlement obligations related to allowed unsecured claims, including disputed claims, labor-related deemed claims and former holders of AAMRQ shares.
The following table sets forth the computation of basic and diluted EPS (in millions, except share and per share amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic EPS:
Net income	$942	$289	$2,285	$167
Weighted-average common shares outstanding (in thousands)	719,067	249,719	721,213	249,599
Basic EPS	$1.31	$1.16	$3.17	$0.67

Diluted EPS:
Net income	$942	$289	$2,285	$167
Interest expense on convertible senior notes	—	7	—	22
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	—	—	3	—
Net income for purposes of computing diluted EPS	$942	$296	$2,288	$189
Share computation for diluted EPS (in thousands):
Weighted-average shares outstanding	719,067	249,719	721,213	249,599
Dilutive effect of stock awards	16,129	4,736	14,610	4,159
Assumed conversion of convertible senior notes	—	34,581	1,277	34,581
Weighted average common shares outstanding - as adjusted	735,196	289,036	737,100	288,339
Diluted EPS	$1.28	$1.02	$3.10	$0.65

The following were excluded from the computation of diluted EPS (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	248	6,519	288	9,715

(a)
In March 2014, the Company notified the holders of US Airways Group's 7.25% convertible senior notes that it had elected to settle all future conversions solely in cash instead of shares of AAG Common Stock in accordance with the related indenture. Thus, the diluted shares include the weighted average impact of the 7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. In addition, under GAAP, the Company must adjust the numerator for purposes of calculating diluted earnings per share by the change in fair value of the conversion feature from March 12, 2014 to May 15, 2014, which increased GAAP net income for purposes of computing diluted earnings per share by $3 million for the nine months ended September 30, 2014.

7. Stock Repurchase Plan and Dividend
On July 23, 2014, as part of a capital deployment program, the Company’s Board of Directors authorized a $1.0 billion share repurchase program to be completed no later than December 31, 2015. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate the Company to repurchase any specific number of shares for any fixed period, and may be suspended at any time at management’s discretion. During the three and nine months ended September 30, 2014, the Company repurchased 2.9 million shares of AAG Common Stock for $113 million at a weighted average cost per share of $39.30.
Also on July 23, 2014, as part of the Company's capital deployment program, the Company's Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 4, 2014, payable on August 18, 2014. The total cash payment for dividends during the three and nine months ended September 30, 2014 was $72 million. Any future dividends that may be declared and paid from time to time under the Company's capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The Company's capital deployment program does not obligate the Company to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at management’s discretion.

8. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2014	December 31, 2013
Secured
Senior secured credit facility, variable interest rate of 3.75%, installments through 2019	$1,876	$1,891
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	990	1,000
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016	594	600
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.70% to 11.00%, maturing from 2014 to 2026	7,199	6,031
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.43% to 8.48%, maturing from 2014 to 2026	2,909	3,441
Special facility revenue bonds, fixed interest rates ranging from 5.50% to 8.50%, maturing from 2016 to 2035	1,111	1,466
7.50% senior secured notes	—	1,000
AAdvantage Miles advance purchase, effective rate of 8.30%, installments through 2017	479	611
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2014 to 2028	742	303
	15,900	16,343
Unsecured
5.50% senior notes, interest only payments until due in 2019	750	—
6.125% senior notes, interest only payments until due in 2018	500	500
7.25% convertible senior notes	—	22
Industrial development bonds	—	29
	1,250	551
Total long-term debt and capital lease obligations	17,150	16,894
Less: Total unamortized debt discount	60	95
Less: Current maturities	1,439	1,446
Long-term debt and capital lease obligations, net of current maturities	$15,651	$15,353
2014-1 EETCs
In September 2014, American created two pass-through trusts which issued approximately $957 million aggregate face amount of Series 2014-1 Class A and Class B EETCs in connection with the financing of 17 aircraft recently delivered to, and owned by, American (the 2014 EETC Aircraft).

As of September 30, 2014, the full $957 million of the escrowed proceeds from the 2014-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $742 million bearing interest at 3.70% per annum and Series B equipment notes in the amount of $215 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are scheduled to be made in April and October of each year, beginning in April 2015. The final payments on the Series A and Series B equipment notes will be due in October 2026 and October 2022, respectively. The equipment notes are secured by liens on the 2014 EETC Aircraft.
2013-1 EETCs
In the first nine months of 2014, US Airways issued $559 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $423 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $136 million bearing interest at 5.375% per annum. As of September 30, 2014, the full $820 million of the escrowed proceeds from US Airways' 2013-1 EETCs have been used to purchase Series A and Series B equipment notes issued by US Airways. The equipment notes are secured by liens on aircraft.

Other Aircraft Financing Transactions
In May 2014, the Company prepaid $113 million principal amount of outstanding debt secured by certain aircraft.
During the second and third quarters of 2014, American entered into loan agreements to borrow $141 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.
Senior Secured Notes
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest. In July 2014, American prepaid the remaining outstanding principal balance of $900 million at a redemption price of 103.75% of outstanding principal amount plus accrued and unpaid interest. In connection with the prepayment of the outstanding 7.50% senior secured notes, during the nine months ended September 30, 2014, American paid $37 million of cash premiums and recorded a $5 million non-cash write off of unamortized deferred issuance costs.
Obligations Associated with Special Facility Revenue Bonds
In the first nine months of 2014, the Company prepaid $312 million of obligations, of which $135 million was reflected as debt on its balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. The off-balance sheet portion of these obligations was accounted for as an operating lease.
In addition, in August 2014, American elected to exercise its option to reset the interest rate on approximately $220 million aggregate principal amount of special facility revenue bonds reflected as debt on its balance sheet, related to the Los Angeles International Airport, resulting in the repurchase of these bonds by American in September 2014. American has the option to remarket these bonds in the future. In connection with the repurchase of these bonds, American paid $2 million in cash premiums and recorded a $5 million non-cash write off of unamortized debt discount and issuance costs.
5.50% Senior Notes
In September 2014, the Company issued $750 million aggregate principal amount of 5.50% Senior Notes due 2019 (the 5.50% senior notes), the net proceeds of which will be used for general corporate purposes. These notes bear interest at a rate of 5.50% per annum, which is payable semi-annually in arrears on each April 1 and October 1, beginning April 1, 2015. The 5.50% senior notes mature on October 1, 2019 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways. The 5.50% senior notes are senior unsecured obligations of the Company. In addition, if the Company experiences specific kinds of changes of control, the Company must offer to repurchase the 5.50% senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date. The indenture for the 5.50% senior notes contains covenants and events of default generally customary for similar financings. Upon the occurrence of certain events of default, the 5.50% senior notes may be accelerated and become due and payable.
7.25% Convertible Notes
In March 2014, the Company notified the holders of US Airways Group's 7.25% convertible notes that it had elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. In May 2014, the Company settled all outstanding 7.25% convertible notes in cash for approximately $175 million.
Guarantees
In March 2014, AAG, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates, the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group. Refer to Note 16 for further information.

9. Income Taxes
As a result of the Merger, US Airways Group and its subsidiaries are included in the AAG consolidated federal and state income tax returns for the three and nine months ended September 30, 2014. The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382, which limits the Company's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. The Company's ability to utilize any new NOLs arising after the ownership change is not affected.
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
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. The Company considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond the Company's control, such as the condition of the economy, the level and volatility of fuel prices and travel demand.
For the three and nine months ended September 30, 2014, the Company recorded a special $8 million and $22 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the 2014 nine month period, the Company recorded a special $330 million non-cash tax provision related to the settlement of fuel hedges discussed below and $8 million of tax expense principally related to certain states and countries where NOLs were limited or unavailable to be used.
During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the nine months ended September 30, 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated.
The Company did not record an income tax provision in the 2013 third quarter. For the nine months ended September 30, 2013, the Company recorded an income tax benefit of approximately $22 million as a result of the American Taxpayer Relief Act of 2012.

10. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2014.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2)
Money market funds	$518	$518	$—	$—
Government agency investments	101	—	101	—
Repurchase agreements	230	—	230	—
Corporate obligations	4,254	—	4,254	—
Bank notes / Certificates of deposit / Time deposits	1,618	—	1,618	—
	6,721	518	6,203	—
Restricted cash and short-term investments (1)	875	875	—	—
Total	$7,596	$1,393	$6,203	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in Accumulated other comprehensive loss at each measurement date.

(2)	The Company's short-term investments mature in one year or less except for $1.1 billion of corporate obligations and $775 million of bank notes.
There were no Level 1 to Level 2 transfers during the nine months ended September 30, 2014. The Company's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
All of the Company's short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive loss.
Venezuela Cash and Short-term Investments
As of September 30, 2014, $721 million of the Company's unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.41 bolivars to the dollar. The Company's cash balance held in Venezuelan bolivars decreased $70 million from the June 30, 2014 balance of $791 million, due primarily to $48 million in repatriations in the third quarter of 2014 ($31 million valued at 6.3 bolivars to the dollar and $17 million valued at 10.6 bolivars to the dollar). This balance also reflects the Company's significant reduction in capacity in this market, pending further repatriation of funds and due to a decrease in demand for air travel resulting from the effective devaluation of the bolivar. The Company's September 30, 2014 cash balance includes approximately $94 million valued at 4.3 bolivars, approximately $580 million valued at 6.3 bolivars, and approximately $47 million valued at 12.0 bolivars, with the rate depending on the date the Company submitted its repatriation request to the Venezuelan government. The Company is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. The Company is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.

Fair Value of Debt
The fair value of the Company’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
In connection with the Merger, US Airways Group's long-term debt was recorded at fair value as of December 9, 2013 using the acquisition method of accounting in accordance with ASC 805, "Business Combinations" and was determined by discounting the future contractual principal and interest payments using a market interest rate.
The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$17,090	$17,787	$16,799	$17,035

11. Retirement Benefits
The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1	$1	$—	$—
Interest cost	186	164	15	13
Expected return on assets	(197)	(180)	(5)	(4)
Settlements	1	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(55)	(61)
Unrecognized net loss (gain)	12	23	(2)	(2)
Net periodic benefit cost	$10	$15	$(47)	$(54)

	Pension Benefits		Retiree Medical and Other Benefits
Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$3	$3	$1	$—
Interest cost	557	490	46	39
Expected return on assets	(589)	(540)	(15)	(12)
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	21	21	(175)	(183)
Unrecognized net loss (gain)	35	69	(6)	(6)
Net periodic benefit cost	$31	$43	$(149)	$(162)
Effective November 1, 2012, the Company's defined benefit pension plans were frozen.
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. In the first nine months of 2014, the Company has made its aggregate minimum required contributions for 2014 of $168 million, and has made $613 million in supplemental contributions to its pension plans, above and beyond the $168 million of minimum required contributions.

12. Financial Instruments
Fuel Hedging Contracts
The Company has not entered into any fuel hedges since December 9, 2013. As of September 30, 2014, the Company does not have any fuel hedging contracts outstanding. During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. The cash proceeds on these sales totaled $71 million which exceeded the current value of the portfolio. Approximately $25 million of the resulting gain was credited to OCI and will be recognized as a credit to fuel expense in the period the hedged fuel is scheduled to be consumed (the third quarter of 2014 through the second quarter of 2015). For the three months ended September 30, 2014 and 2013, the Company recognized a net gain of $7 million and $25 million, respectively, and for the nine months ended September 30, 2014 and 2013, the Company recognized a net gain of $7 million and $2 million, respectively, as a component of aircraft fuel expense on the accompanying condensed consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.
The impact of aircraft fuel derivative instruments on the Company’s condensed consolidated statements of operations is depicted below (in millions):

	Location in condensed consolidated statements of operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Amount of gain (loss) reclassified from accumulated OCI into income (1)	Aircraft fuel and related taxes	$7	$(11)	$(5)	$(23)
Amount of gain recognized in income on derivative (2)	Aircraft fuel and related taxes	—	36	12	25
Amount of gain recognized in condensed consolidated statements of operations (3)	Aircraft fuel and related taxes	$7	$25	$7	$2
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)
The impact of aircraft fuel derivative instruments on the Company’s condensed consolidated statements of comprehensive income (loss) is depicted below (in millions):

	Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Amount of (gain) loss reclassified from accumulated OCI into income (1)	Reclassification into earnings	$(7)	$11	$5	$23
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	—	23	(34)	(47)
Amount of gain (loss) recognized in condensed consolidated statements of comprehensive income		$(7)	$34	$(29)	$(24)
(1)    Includes the effective portion of hedge gain (loss)
While certain of the Company's fuel derivatives were subject to enforceable master netting agreements with its counterparties, the Company did not offset its fuel derivative assets and liabilities in its condensed consolidated balance sheets. The Company had a gross asset of $109 million as of December 31, 2013 for its aircraft fuel derivative instruments, which was reflected in Prepaid expenses and other on the accompanying condensed consolidated balance sheet. The Company had no cash collateral posted or received as of December 31, 2013.

13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and retiree medical liability	Net unrealized change on investments	Derivative financial instruments	Income tax benefit (expense)	Total
Balance at December 31, 2013	$(887)	$(2)	$67	$(1,210)	$(2,032)
Other comprehensive loss before reclassifications	(17)	—	(54)	—	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	(125)	—	5	330	210
Net current period other comprehensive income (loss)	(142)	—	(49)	330	139
Balance at September 30, 2014	$(1,029)	$(2)	$18	$(880)	$(1,893)
Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income (loss) is presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(48)	$(54)	$(154)	$(162)	Salaries, wages and benefits
Actuarial loss	10	21	29	63	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	(7)	11	5	23	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	(2)	—	—	—	Other, net
Income tax benefit (expense):
Reversal of non-cash tax provision	—	—	330	—	Income tax provision (benefit)
Total reclassifications for the period	$(47)	$(22)	$210	$(76)
During the 2014 nine month period, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated.

14. Regional Expenses
Expenses associated with the Company's wholly-owned regional airlines and third-party regional carriers operating under the brand names American Eagle and US Airways Express are classified as Regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Aircraft fuel and related taxes	$538	$270	$1,573	$795
Salaries, wages and benefits	267	165	803	504
Capacity purchases from third-party regional carriers	380	50	1,102	130
Maintenance, materials and repairs	94	70	263	210
Other rent and landing fees	109	59	311	176
Aircraft rent	9	—	26	—
Selling expenses	79	35	238	106
Depreciation and amortization	52	41	156	124
Special items, net	2	—	7	3
Other	138	95	440	286
Total regional expenses	$1,668	$785	$4,919	$2,334
15. Legal Proceedings
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed the Chapter 11 Cases. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claim Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, the Company repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claim Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claim Reserve. As of September 30, 2014, there were approximately 27.5 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, the Company is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured

Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. The Company's financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the Association of Professional Flight Attendants and Transport Workers Union have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. The Company has denied both grievances and intends to defend these matters vigorously.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion has been fully briefed by the parties and is pending resolution by the Court. There is currently no trial date set. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.
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

16. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries
There are various cross-guarantees among the Company, American, US Airways Group and US Airways with respect to publicly held debt securities. In connection with the Merger, the Company and American entered into a second supplemental indenture under which they jointly and severally guaranteed the payment of obligations associated with US Airways Group's 6.125% senior notes. In addition, on March 31, 2014, the Company, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group. In September 2014, the Company issued $750 million aggregate principal amount of the 5.50% senior notes, which are fully and unconditionally guaranteed by American, US Airways Group and US Airways.
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

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues
Mainline passenger	$—	$5,321	$—	$2,772	$—	$—	$8,093
Regional passenger	—	748	—	917	—	—	1,665
Cargo	—	175	—	40	—	—	215
Other	—	811	—	385	898	(928)	1,166
Total operating revenues	—	7,055	—	4,114	898	(928)	11,139
Operating expenses
Aircraft fuel and related taxes	—	1,894	—	935	—	—	2,829
Salaries, wages and benefits	—	1,412	—	723	193	(191)	2,137
Regional expenses	—	790	—	886	—	(8)	1,668
Maintenance, materials and repairs	—	353	—	176	93	(93)	529
Other rent and landing fees	—	279	—	152	8	(8)	431
Aircraft rent	—	211	—	95	24	(24)	306
Selling expenses	—	278	—	115	—	—	393
Depreciation and amortization	—	230	—	105	10	(11)	334
Special items, net	—	164	—	57	—	—	221
Other	—	746	—	304	574	(593)	1,031
Total operating expenses	—	6,357	—	3,548	902	(928)	9,879
Operating income (loss)	—	698	—	566	(4)	—	1,260
Nonoperating income (expense)
Interest income	2	5	1	5	—	(6)	7
Interest expense, net	—	(136)	(11)	(68)	(1)	6	(210)
Equity in earnings of subsidiaries	940	—	476	—	—	(1,416)	—
Other, net	—	(97)	—	(12)	1	—	(108)
Total nonoperating income (expense), net	942	(228)	466	(75)	—	(1,416)	(311)
Income (loss) before income taxes	942	470	466	491	(4)	(1,416)	949
Income tax provision (benefit)	—	5	—	2	7	(7)	7
Net income (loss)	$942	$465	$466	$489	$(11)	$(1,409)	$942

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$942	$465	$466	$489	$(11)	$(1,409)	$942
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	—	(37)	—	(1)	—	—	(38)
Derivative financial instruments:
Change in fair value	—	—	—	—	—	—	—
Reclassification into earnings	—	(7)	—	—	—	—	(7)
Net unrealized loss on investments:
Net change in value	—	(2)	—	—	—	—	(2)
Other comprehensive loss before tax	—	(46)	—	(1)	—	—	(47)
Reversal of non-cash tax provision	—	—	—	—	—	—	—
Comprehensive income (loss)	$942	$419	$466	$488	$(11)	$(1,409)	$895

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)(Unaudited)

	Nine Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues
Mainline passenger	$—	$15,579	$—	$7,985	$—	$—	$23,564
Regional passenger	—	2,202	—	2,577	—	—	4,779
Cargo	—	521	—	122	—	—	643
Other	—	2,374	—	1,211	2,386	(2,467)	3,504
Total operating revenues	—	20,676	—	11,895	2,386	(2,467)	32,490
Operating expenses
Aircraft fuel and related taxes	—	5,662	—	2,708	—	—	8,370
Salaries, wages and benefits	—	4,251	—	2,162	584	(578)	6,419
Regional expenses	—	2,352	—	2,581	—	(14)	4,919
Maintenance, materials and repairs	—	1,031	—	497	258	(258)	1,528
Other rent and landing fees	—	853	—	444	23	(23)	1,297
Aircraft rent	—	641	—	300	67	(71)	937
Selling expenses	—	844	—	352	—	—	1,196
Depreciation and amortization	—	664	—	301	30	(35)	960
Special items, net	22	127	—	186	3	(3)	335
Other	5	2,258	1	930	1,430	(1,484)	3,140
Total operating expenses	27	18,683	1	10,461	2,395	(2,466)	29,101
Operating income (loss)	(27)	1,993	(1)	1,434	(9)	(1)	3,389
Nonoperating income (expense)
Interest income	7	18	2	8	1	(14)	22
Interest expense, net	(4)	(443)	(31)	(201)	(2)	14	(667)
Equity in earnings of subsidiaries	2,309	—	1,188	—	—	(3,497)	—
Other, net	—	(85)	(53)	(16)	2	53	(99)
Total nonoperating income (expense), net	2,312	(510)	1,106	(209)	1	(3,444)	(744)
Income (loss) before income taxes	2,285	1,483	1,105	1,225	(8)	(3,445)	2,645
Income tax provision (benefit)	—	351	—	4	14	(9)	360
Net income (loss)	$2,285	$1,132	$1,105	$1,221	$(22)	$(3,436)	$2,285

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Nine Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$2,285	$1,132	$1,105	$1,221	$(22)	$(3,436)	$2,285
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	—	(139)	—	(3)	—	—	(142)
Derivative financial instruments:
Change in fair value	(2)	(52)	—	—	—	—	(54)
Reclassification into earnings	—	5	—	—	—	—	5
Net unrealized gain (loss) on investments:
Net change in value	2	(2)	—	—	—	—	—
Other comprehensive loss before tax	—	(188)	—	(3)	—	—	(191)
Reversal of non-cash tax provision	2	328	—	—	—	—	330
Comprehensive income (loss)	$2,287	$1,272	$1,105	$1,218	$(22)	$(3,436)	$2,424

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)(Unaudited)

	September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$—	$1,008	$1	$164	$5	$—	$1,178
Short-term investments	—	3,799	—	2,920	2	—	6,721
Restricted cash and short-term investments	—	652	—	223	—	—	875
Accounts receivable, net	—	1,459	—	497	12	(7)	1,961
Receivables from related parties,net	2,838	—	330	830	679	(4,677)	—
Aircraft fuel, spare parts and supplies, net	—	732	—	369	81	—	1,182
Prepaid expenses and other	—	539	—	1,062	31	(99)	1,533
Total current assets	2,838	8,189	331	6,065	810	(4,783)	13,450
Operating property and equipment	—	15,403	—	6,483	277	—	22,163
Other assets
Investment in subsidiaries	2,843	—	6,578	—	—	(9,421)	—
Goodwill	—	—	—	4,089	—	—	4,089
Intangibles, net of accumulated amortization	—	863	—	1,442	—	—	2,305
Other assets	52	1,855	—	260	33	(34)	2,166
Total other assets	2,895	2,718	6,578	5,791	33	(9,455)	8,560
Total assets	$5,733	$26,310	$6,909	$18,339	$1,120	$(14,238)	$44,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$956	$—	$482	$1	$—	$1,439
Accounts payable	—	1,155	—	284	59	—	1,498
Payables to related parties, net	—	3,437	793	51	396	(4,677)	—
Air traffic liability	—	3,385	—	1,567	—	—	4,952
Frequent flyer liability	—	1,790	—	1,081	—	—	2,871
Other accrued liabilities	3	1,745	10	1,228	155	(13)	3,128
Total current liabilities	3	12,468	803	4,693	611	(4,690)	13,888
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	758	9,255	523	5,150	—	(35)	15,651
Pensions and postretirement benefits	—	4,830	—	106	28	—	4,964
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	—	239	—	—	—	—	239
Other liabilities	1	2,709	—	1,834	288	(372)	4,460
Total noncurrent liabilities	759	17,033	523	7,090	316	(407)	25,314
Stockholders’ equity (deficit)
Common stock	7	—	—	—	—	—	7
Additional paid-in capital	15,943	10,558	4,678	5,516	199	(20,951)	15,943
Accumulated other comprehensive income (loss)	(1,893)	(2,012)	9	9	—	1,994	(1,893)
Retained earnings (deficit)	(9,086)	(11,737)	896	1,031	(6)	9,816	(9,086)
Total stockholders’ equity (deficit)	4,971	(3,191)	5,583	6,556	193	(9,141)	4,971
Total liabilities and stockholders’ equity (deficit)	$5,733	$26,310	$6,909	$18,339	$1,120	$(14,238)	$44,173

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)(Unaudited)

	December 31, 2013
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$829	$1	$303	$6	$—	$1,140
Short-term investments	—	5,162	—	2,947	2	—	8,111
Restricted cash and short-term investments	—	702	—	333	—	—	1,035
Accounts receivable, net	—	1,186	—	357	17	—	1,560
Receivables from related parties, net	2,468	—	144	407	459	(3,478)	—
Aircraft fuel, spare parts and supplies, net	—	620	—	296	96	—	1,012
Prepaid expenses and other	—	702	—	857	20	(114)	1,465
Total current assets	2,469	9,201	145	5,500	600	(3,592)	14,323
Operating property and equipment	—	13,469	—	5,506	284	—	19,259
Other assets
Investment in subsidiaries	—	—	5,317	—	—	(5,317)	—
Goodwill	—	—	—	4,086	—	—	4,086
Intangibles, net of accumulated amortization	—	812	—	1,496	3	—	2,311
Other assets	42	2,130	—	131	30	(34)	2,299
Total other assets	42	2,942	5,317	5,713	33	(5,351)	8,696
Total assets	$2,511	$25,612	$5,462	$16,719	$917	$(8,943)	$42,278

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$957	$22	$467	$—	$—	$1,446
Accounts payable	—	1,013	—	304	51	—	1,368
Payables to related parties, net	—	2,807	408	50	213	(3,478)	—
Air traffic liability	—	3,145	—	1,235	—	—	4,380
Frequent flyer liability	—	1,760	—	1,245	—	—	3,005
Other accrued liabilities	—	2,237	103	1,137	139	(9)	3,607
Total current liabilities	—	11,919	533	4,438	403	(3,487)	13,806
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	7	9,852	523	5,005	—	(34)	15,353
Pensions and postretirement benefits	—	5,693	—	109	26	—	5,828
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	435	5,424	—	—	69	—	5,928
Negative investment in subsidiaries	4,799	—	—	—	—	(4,799)	—
Other liabilities	1	2,384	—	1,905	277	(473)	4,094
Total noncurrent liabilities	5,242	23,353	523	7,019	372	(5,306)	31,203
Stockholders’ equity (deficit)
Common stock	5	—	—	—	—	—	5
Additional paid-in capital	10,592	5,361	4,602	5,441	126	(15,530)	10,592
Accumulated other comprehensive income (loss)	(2,032)	(2,152)	12	12	—	2,128	(2,032)
Retained earnings (deficit)	(11,296)	(12,869)	(208)	(191)	16	13,252	(11,296)
Total stockholders’ equity (deficit)	(2,731)	(9,660)	4,406	5,262	142	(150)	(2,731)
Total liabilities and stockholders’ equity (deficit)	$2,511	$25,612	$5,462	$16,719	$917	$(8,943)	$42,278

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by (used in) operating activities	$(523)	$2,034	$—	$730	$35	$—	$2,276
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(2,746)	—	(1,027)	(35)	(198)	(4,006)
Decrease (increase) in investments	—	1,363	—	28	(1)	—	1,390
Decrease in restricted cash and short-term investments	—	50	—	110	—	—	160
Net proceeds from slot transaction	—	299	—	8	—	—	307
Funds transferred to affiliates	—	(198)	—	—	—	198	—
Proceeds from sale of property and equipment	—	5	—	19	—	—	24
Net cash used in investing activities	—	(1,227)	—	(862)	(36)	—	(2,125)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(2,201)	—	(403)	—	(176)	(2,780)
Proceeds from issuance of long-term debt	750	1,098	—	559	—	—	2,407
Sale-leaseback transactions	—	531	—	—	—	—	531
Treasury stock repurchases	(155)	—	—	—	—	—	(155)
Dividend payment	(72)	—	—	—	—	—	(72)
Premium on debt extinguishment	—	(39)	—	—	—	—	(39)
Deferred financing costs	(10)	(17)	—	(2)	—	—	(29)
Exercise of stock options	9	—	—	—	—	—	9
Funds transferred to affiliates	—	—	—	(176)	—	176	—
Other financing activities	—	—	—	15	—	—	15
Net cash provided by (used in) financing activities	522	(628)	—	(7)	—	—	(113)
Net increase (decrease) in cash	(1)	179	—	(139)	(1)	—	38
Cash at beginning of period	1	829	1	303	6	—	1,140
Cash at end of period	$—	$1,008	$1	$164	$5	$—	$1,178

17. Subsequent Events

2014 Credit Facilities
On October 10, 2014, American and AAG entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement), with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility), which was fully drawn on October 10, 2014, and a $400 million revolving credit facility (the 2014 Revolving Facility and, together with the 2014 Term Loan Facility, the 2014 Credit Facilities). The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. There are currently no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG, US Airways Group and US Airways. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities. Mandatory prepayments at par of term loans and revolving loans may be required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio.
The 2014 Term Loan Facility and 2014 Revolving Facility mature on October 10, 2021 and October 10, 2019, respectively, unless otherwise extended by the applicable parties. The 2014 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date of the 2014 Term Loan Facility.
The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75% in the case of the 2014 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.50% and 3.00% for borrowings under the 2014 Term Loan Facility and the 2014 Revolving Facility, respectively. If American has a corporate credit rating of Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin is 3.25% under the 2014 Term Loan Facility.
Amendment to 2013 Credit Agreement
On October 10, 2014, American and AAG amended the Credit and Guaranty Agreement, dated as of June 27, 2013 (the 2013 Credit Agreement) to extend the maturity date of the $1.0 billion revolving credit facility under the 2013 Credit Agreement to October 10, 2019 and increase the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million.
Dividend Declaration
On October 22, 2014, the Company's Board of Directors declared a $0.10 per share dividend for stockholders of record on November 3, 2014, and payable on November 17, 2014.

ITEM 1B.	AMERICAN AIRLINES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues
Mainline passenger	$5,321	$5,253	$15,579	$14,755
Regional passenger	748	766	2,202	2,197
Cargo	175	164	521	489
Other	811	633	2,374	1,897
Total operating revenues	7,055	6,816	20,676	19,338
Operating expenses
Aircraft fuel and related taxes	1,894	1,951	5,662	5,764
Salaries, wages and benefits	1,412	1,379	4,251	3,925
Regional expenses	790	779	2,352	2,306
Maintenance, materials and repairs	353	288	1,031	932
Other rent and landing fees	279	280	853	851
Aircraft rent	211	192	641	538
Selling expenses	278	294	844	857
Depreciation and amortization	230	204	664	615
Special items, net	164	15	127	98
Other	746	748	2,258	2,198
Total operating expenses	6,357	6,130	18,683	18,084
Operating income	698	686	1,993	1,254
Nonoperating income (expense)
Interest income	5	5	18	14
Interest expense, net of capitalized interest	(136)	(212)	(443)	(527)
Other, net	(97)	(38)	(85)	(72)
Total nonoperating expense, net	(228)	(245)	(510)	(585)
Income before reorganization items, net	470	441	1,483	669
Reorganization items, net	—	(151)	—	(434)
Income before income taxes	470	290	1,483	235
Income tax provision (benefit)	5	—	351	(30)
Net income	$465	$290	$1,132	$265
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$465	$290	$1,132	$265
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	(37)	(33)	(139)	(99)
Derivative financial instruments:
Change in fair value	—	22	(52)	(34)
Reclassification into earnings	(7)	11	5	23
Net unrealized gain (loss) on investments:
Net change in value	(2)	(3)	(2)	(3)
Other comprehensive loss before tax	(46)	(3)	(188)	(113)
Reversal of non-cash tax provision	—	—	328	—
Comprehensive income	$419	$287	$1,272	$152
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per share amounts)(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$1,008	$829
Short-term investments	3,799	5,162
Restricted cash and short-term investments	652	702
Accounts receivable, net	1,459	1,186
Aircraft fuel, spare parts and supplies, net	732	620
Prepaid expenses and other	539	702
Total current assets	8,189	9,201
Operating property and equipment
Flight equipment	20,739	18,534
Ground property and equipment	5,153	5,002
Equipment purchase deposits	1,057	847
Total property and equipment, at cost	26,949	24,383
Less accumulated depreciation and amortization	(11,546)	(10,914)
Total property and equipment, net	15,403	13,469
Other assets
Intangibles, net of accumulated amortization of $381 and $375, respectively	863	812
Other assets	1,855	2,130
Total other assets	2,718	2,942
Total assets	$26,310	$25,612
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$956	$957
Accounts payable	1,155	1,013
Accrued salaries and wages	607	659
Air traffic liability	3,385	3,145
Frequent flyer liability	1,790	1,760
Payable to affiliates	3,437	2,807
Other accrued liabilities	1,138	1,578
Total current liabilities	12,468	11,919
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	9,255	9,852
Pension and postretirement benefits	4,830	5,693
Deferred gains and credits, net	273	278
Bankruptcy settlement obligations	239	5,424
Other liabilities	2,436	2,106
Total noncurrent liabilities	17,033	23,353
Commitments and contingencies
Stockholder's deficit
Common stock - $1 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,558	5,361
Accumulated other comprehensive loss	(2,012)	(2,152)
Accumulated deficit	(11,737)	(12,869)
Total stockholder's deficit	(3,191)	(9,660)
Total liabilities and stockholder's deficit	$26,310	$25,612
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$2,034	$1,842
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,746)	(2,391)
Decrease (increase) in short-term investments	1,363	(2,635)
Decrease (increase) in restricted cash and short-term investments	50	(85)
Net proceeds from slot transaction	299	—
Funds transferred to affiliates	(198)	—
Proceeds from sale of property and equipment	5	22
Net cash used in investing activities	(1,227)	(5,089)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,201)	(2,052)
Proceeds from issuance of long-term debt	1,098	4,082
Sale-leaseback transactions	531	1,496
Premium paid on debt extinguishment	(39)	—
Deferred financing costs	(17)	(84)
Funds transferred to affiliates	—	43
Net cash provided by (used in) financing activities	(628)	3,485
Net increase in cash	179	238
Cash at beginning of period	829	474
Cash at end of period	$1,008	$712

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$5,105	$—
Capital lease obligations	479	—
Supplemental information:
Interest paid, net of amounts capitalized	466	431
Income tax paid	3	6
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American should be read in conjunction with the consolidated financial statements contained in American's Annual Report on Form 10-K for the year ended December 31, 2013. American is a wholly-owned subsidiary of American Airlines Group Inc. (AAG). Certain prior period amounts have been reclassified to conform to the current year financial statement presentation as described below. All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.
Chapter 11 Matters
In accordance with GAAP, the Debtors (as defined in Note 2 below) applied ASC 852 "Reorganizations" (ASC 852) in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 below). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 period are presented in Reorganization items, net on the accompanying condensed consolidated statement of operations.
Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the current year financial statement presentation. These reclassifications do not impact the historic net loss and are comprised principally of the following items:

•	Reclassifications between various operating income line items to conform the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of Regional expenses.

•	Reclassifications between Other nonoperating income (expense), net and Operating expenses to conform the presentation of foreign currency gains and losses.

The following table summarizes the historical and revised financial statement amounts for American (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013		2013
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$5,253	$5,253	$14,755	$14,755
Regional passenger	766	766	2,197	2,197
Cargo	164	163	489	485
Other	633	634	1,897	1,901
Total operating revenues	6,816	6,816	19,338	19,338
Operating expenses:
Aircraft fuel and related taxes	1,951	2,220	5,764	6,558
Salaries, wages and benefits	1,379	1,383	3,925	3,982
Regional expenses	779	261	2,306	792
Maintenance, materials and repairs	288	285	932	913
Other rent and landing fees	280	333	851	1,013
Aircraft rent	192	186	538	529
Selling expenses	294	280	857	813
Depreciation and amortization	204	242	615	727
Special items, net	15	15	98	55
Other	748	928	2,198	2,748
Total operating expenses	6,130	6,133	18,084	18,130
Operating income	686	683	1,254	1,208
Nonoperating income (expense):
Interest income	5	5	14	14
Interest expense, net of capitalized interest	(212)	(181)	(527)	(487)
Other, net	(38)	(66)	(72)	(66)
Total nonoperating expense, net	$(245)	$(242)	$(585)	$(539)
Additionally, on the condensed consolidated statement of cash flows, American reclassified $84 million in deferred financing charges from operating to financing cash flow activities for the nine months ended September 30, 2013 in order to conform to the current year financial statement presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on American's consolidated financial statements.

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
On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AAG, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, Inc. (US Airways Group), pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group Inc. common stock, par value $0.01 per share (AAG Common Stock).
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
Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG's Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock," with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol "AAL" and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol "AALCP" from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 IAP) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 IAP, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. Any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 IAP) as of the effective date of the Merger may be used for awards under the 2013 IAP; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 IAP and shall only be made to individuals who were not providing services to American Airlines Group prior to the Merger.
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in the Debtors:

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

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that were not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received a portion of their recovery in shares of AAG Series A Preferred Stock at the Effective Date and their remaining recovery in shares of AAG Common Stock during the 120-day period after the Effective Date;

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

◦
holders of allowed interests in AMR (primarily holders of AMR common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and received an additional 267 million shares of AAG Common Stock during the 120-day period after the Effective Date; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve (the Disputed Claims Reserve), beginning 180 days after the Effective Date. Disputed claimholders that subsequently become holders of Single-Dip Unsecured Claims will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the disputed claimholder would have received had such claimholder been a holder of Single-Dip Unsecured Claims as of the Effective Date.

The Plan contemplated the distribution of up to 756 million shares of AAG Common Stock, however this amount has been reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, AAG issued the remaining shares of AAG Common Stock over the 120-day distribution period, except for shares held in the Disputed Claims Reserve. In addition, pursuant to the Plan, approximately 197 million shares of AAG Common Stock were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claim Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, American repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claim Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claim Reserve. As of September 30, 2014, there were approximately 27.5 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. These shares are reserved for distributions to holders of disputed Single-Dip Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the limits contemplated by the Plan described above.

In addition, from the Effective Date through September 30, 2014, American made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $561 million for payroll and other taxes associated with equity distributions to employees.
Several parties have filed appeals seeking reconsideration of the Confirmation Order. Refer to Note 14 for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable time post-emergence. American's estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in Bankruptcy settlement obligations on American's condensed consolidated balance sheet as of September 30, 2014. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded in American's condensed consolidated financial statements as appropriate. Any such adjustments could be material to American's financial position or results of operations in any given period.
Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, American experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which could potentially limit the ability to utilize certain tax attributes including American's substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.5 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382.
Moreover, an ownership change subsequent to American's emergence from bankruptcy may further limit or effectively eliminate the ability to utilize American's NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on American's ability to utilize the NOL Carryforwards, AAG's Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG's Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by AAG with the SEC on December 9, 2013.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 (in millions):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Aircraft and facility financing renegotiations and rejections (1)	$66	$285
Professional fees	48	126
Other	37	23
Total reorganization items, net	$151	$434

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

3. Bankruptcy Settlement Obligations
The components of Bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions) and reflect those included in AAG's consolidated financial statements. The settlement of these claims through the issuance of AAG Common Stock will result in an increase in additional paid-in capital for American.

	September 30, 2014	December 31, 2013
Single-Dip and Double-Dip Equity Obligations	183	4,575
Labor-related deemed claim	56	849
Total	$239	$5,424
The AAG Series A Preferred Stock, while outstanding, voted and participated in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock initially issued was mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date, subject to additional voluntary conversions. The initial stated value of each share of AAG Series A Preferred Stock was $25.00 and accrued dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converted to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. As of April 8, 2014, all shares of AAG Series A Preferred Stock had been converted into AAG Common Stock.
The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, AAG has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The amount of the remaining Single-Dip Equity Obligations at September 30, 2014 is American’s estimate of its obligation for disputed claims of $183 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at September 30, 2014. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued are marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
In exchange for employees' contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through September 30, 2014, AAG has made distributions of $981 million in AAG Common Stock and paid approximately $561 million in cash to cover payroll and other taxes related to the equity distributions. As of September 30, 2014, the liability to certain AMR labor groups and employees of $56 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at September 30, 2014. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim are marked-to-market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
On July 1, 2014, approximately 2.9 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. The next planned distribution will be in November 2014 for any disputed Single-Dip Unsecured Claims that become allowed after July 1, 2014.

4. Slot Divestiture
As a stipulation for the Merger to be approved by the Department of Justice (DOJ), American was required to divest certain slots at Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA slots to be divested were recorded as assets held for sale and included in Prepaid expenses and other on the consolidated balance sheet. In the first quarter of 2014, American divested the required DCA slots and received $299 million in cash as well as 24 slots at John F. Kennedy Airport. American recognized a gain of $305 million related to the divestiture, which has been included in Special items, net in the condensed consolidated statement of operations.
5. Special Items
Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mainline operating special items, net (a)	$164	$15	$127	$98

(a)
The 2014 third quarter mainline operating special items totaled a net charge of $164 million, which principally included $103 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation expense, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $127 million, which principally included $337 million of merger integration expenses as described above, $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments, as well as $35 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $305 million gain on the sale of slots at DCA and a net $57 million credit for bankruptcy related items as described above.

The 2013 third quarter mainline operating special items primarily consisted of merger related expenses. The 2013 nine month period mainline operating special items totaled a net charge of $98 million, which included $55 million in merger related expenses and a $43 million charge for workers' compensation claims.
The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Regional operating special items, net	$2	$—	$4	$—
Nonoperating special items, net (b)	48	75	89	102
Reorganization items, net (c)	—	151	—	434
Income tax special items, net (d)	7	—	349	—

(b)
The 2014 third quarter nonoperating special items totaled a net charge of $48 million, which was primarily due to early debt extinguishment costs related to the prepayment of American's 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $89 million, which primarily included $46 million of early debt extinguishment costs as described above and $29 million of non-cash interest accretion on the bankruptcy settlement obligations.

The 2013 third quarter nonoperating special items totaled a net charge of $75 million, which principally related to debt extinguishment costs incurred in connection with the repayment of existing high-interest aircraft financings. The 2013 nine month period nonoperating special items totaled a net charge of $102 million, which principally included interest charges of $27 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and the $75 million in charges primarily related to debt extinguishment costs as described above.

(c)
In the 2013 third quarter and nine month periods, American recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(d)
During the 2014 third quarter, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets. During the 2014 nine month period, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reversed the non-cash tax provision which was recorded in Other Comprehensive Income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American's fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, the 2014 nine month period included a special $21 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

6. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2014	December 31, 2013
Secured
Senior secured credit facility, variable interest rate of 3.75%, installments through 2019	$1,876	$1,891
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.70% to 7.00%, maturing from 2017 to 2026	4,271	3,516
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.43% to 8.10%, maturing from 2014 to 2026	1,778	2,140
Special facility revenue bonds, fixed interest rates ranging from 5.50% to 8.50%, maturing from 2016 to 2035	1,082	1,393
7.50% senior secured notes	—	1,000
AAdvantage Miles advance purchase, effective rate of 8.30%, installments through 2017	479	611
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2014 to 2028	741	300
	10,227	10,851
Unsecured
Affiliate unsecured obligations	27	27
	27	27
Total long-term debt and capital lease obligations	10,254	10,878
Less: Total unamortized debt discount	43	69
Less: Current maturities	956	957
Long-term debt and capital lease obligations, net of current maturities	$9,255	$9,852
2014-1 EETCs

In September 2014, American created two pass-through trusts which issued approximately $957 million aggregate face amount of Series 2014-1 Class A and Class B EETCs in connection with the financing of 17 aircraft recently delivered to, and owned by, American (the 2014 EETC Aircraft).

As of September 30, 2014, the full $957 million of the escrowed proceeds from the 2014-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $742 million bearing interest at 3.70% per annum and Series B equipment notes in the amount of $215 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are scheduled to be made in April and October of each year, beginning in April 2015. The final payments on the Series A and Series B equipment notes will be due in October 2026 and October 2022, respectively. The equipment notes are secured by liens on the 2014 EETC Aircraft.

Other Aircraft Financing Transactions

In May 2014, American prepaid $61 million principal amount of outstanding debt secured by certain aircraft.
During the second and third quarters of 2014, American entered into loan agreements to borrow $141 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.
Senior Secured Notes
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest. In July 2014, American prepaid the remaining outstanding principal balance of $900 million at a redemption price of 103.75% of outstanding principal amount plus accrued and unpaid interest. In connection with the prepayment of the outstanding 7.50% senior secured notes, during the nine months ended September 30, 2014, American paid $37 million of cash premiums and recorded a $5 million non-cash write off of unamortized deferred issuance costs.
Obligations Associated with Special Facility Revenue Bonds
In the first nine months of 2014, American prepaid $98 million of obligations, of which $62 million was reflected as debt on its balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. The off-balance sheet portion of these obligations was accounted for as an operating lease.
In addition, in August 2014, American elected to exercise its option to reset the interest rate on approximately $220 million aggregate principal amount of special facility revenue bonds reflected as debt on its balance sheet, related to the Los Angeles International Airport, resulting in the repurchase of these bonds by American in September 2014. American has the option to remarket these bonds in the future. In connection with the repurchase of these bonds, American paid $2 million in cash premiums and recorded a $5 million non-cash write off of unamortized debt discount and issuance costs.
7. Income Taxes
The emergence from bankruptcy resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382, which limits American's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. American's ability to utilize any new NOLs arising after the ownership change is not affected.
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
American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. American considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American's control, such as the condition of the economy, the level and volatility of fuel prices and travel demand.

For the three and nine months ended September 30, 2014, American recorded a special $7 million and $21 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition for the 2014 nine month period, American recorded a special $328 million non-cash tax provision related to the settlement of fuel hedges discussed below and $3 million of tax expense principally related to certain states and countries where NOLs were limited or unavailable to be used.
During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the nine months ended September 30, 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American’s fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.
American did not record an income tax provision in the 2013 third quarter. For the nine months ended September 30, 2013, American recorded an income tax benefit of approximately $30 million as a result of the American Taxpayer Relief Act of 2012.
8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2014.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2)
Money market funds	$471	$471	$—	$—
Government agency investments	100	—	100	—
Repurchase agreements	130	—	130	—
Corporate obligations	2,335	—	2,335	—
Bank notes / Certificates of deposit / Time deposits	763	—	763	—
	3,799	471	3,328	—
Restricted cash and short-term investments (1)	652	652	—	—
Total	$4,451	$1,123	$3,328	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in Accumulated other comprehensive loss at each measurement date.

(2)	American's short-term investments mature in one year or less except for $790 million of corporate obligations and $400 million of bank notes.
There were no Level 1 to Level 2 transfers during the nine months ended September 30, 2014. American's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
All of American's short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive loss.
Venezuela Cash and Short-term Investments
As of September 30, 2014, $721 million of American's unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.41 bolivars to the dollar. American's cash balance held in Venezuelan bolivars decreased $70 million from the June 30, 2014 balance of $791 million, due primarily to $48 million in repatriations in the third quarter of 2014 ($31 million valued at 6.3 bolivars to the dollar and $17 million valued at 10.6 bolivars to the dollar). This balance also reflects American's significant reduction in capacity in this market, pending further repatriation of funds and due to a decrease in demand for air travel resulting from the effective devaluation of the bolivar. American's September 30, 2014 cash balance includes approximately $94 million valued at 4.3 bolivars, approximately $580 million valued at 6.3 bolivars, and approximately $47 million valued at 12.0 bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American's current estimated incremental borrowing rates for similar types of borrowing arrangements. If American's long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$10,211	$10,639	$10,809	$11,045

9. Retirement Benefits
The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1	$1	$—	$—
Interest cost	185	164	14	13
Expected return on assets	(196)	(180)	(5)	(4)
Settlements	1	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(54)	(61)
Unrecognized net loss (gain)	12	23	(2)	(2)
Net periodic benefit cost	$10	$15	$(47)	$(54)

	Pension Benefits		Retiree Medical and Other Benefits
Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$2	$3	$—	$—
Interest cost	554	490	42	39
Expected return on assets	(587)	(540)	(15)	(12)
Settlements	4	—	—	—
Amortization of:
Prior service cost (benefit)	21	21	(172)	(183)
Unrecognized net loss (gain)	35	69	(6)	(6)
Net periodic benefit cost	$29	$43	$(151)	$(162)
Effective November 1, 2012, American's defined benefit pension plans were frozen.
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. In the first nine months of 2014, American has made its aggregate minimum required contributions for 2014 of $168 million, and has made $613 million in supplemental contributions to its pension plans, above and beyond the $168 million of minimum required contributions.

10. Financial Instruments
Fuel Hedging Contracts
American has not entered into any fuel hedges since December 9, 2013. As of September 30, 2014, American does not have any fuel hedging contracts outstanding. During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. The cash proceeds on these sales totaled $71 million which exceeded the current value of the portfolio. Approximately $25 million of the resulting gain was credited to OCI and will be recognized as a credit to fuel expense in the period the hedged fuel is scheduled to be consumed (the third quarter of 2014 through the second quarter of 2015). For the three months ended September 30, 2014 and 2013, American recognized a net gain of $7 million and $25 million, respectively, and for the nine months ended September 30, 2014 and 2013, American recognized a net gain of $7 million and $2 million, respectively, as a component of aircraft fuel expense on the accompanying condensed consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.
The impact of aircraft fuel derivative instruments on American's condensed consolidated statements of operations is depicted below (in millions):

	Location in condensed consolidated statements of operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Amount of gain (loss) reclassified from accumulated OCI into income (1)	Aircraft fuel and related taxes	$7	$(11)	$(5)	$(23)
Amount of gain recognized in income on derivative (2)	Aircraft fuel and related taxes	—	36	12	25
Amount of gain recognized in condensed consolidated statements of operations (3)	Aircraft fuel and related taxes	$7	$25	$7	$2
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)

The impact of aircraft fuel derivative instruments on American's condensed consolidated statements of comprehensive income (loss) is depicted below (in millions):

	Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Amount of (gain) loss reclassified from accumulated OCI into income (1)	Reclassification into earnings	$(7)	$11	$5	$23
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	—	23	(34)	(47)
Amount of gain (loss) recognized in condensed consolidated statements of comprehensive income		$(7)	$34	$(29)	$(24)
(1)    Includes the effective portion of hedge gain (loss)
While certain of American's fuel derivatives were subject to enforceable master netting agreements with its counterparties, American did not offset its fuel derivative assets and liabilities in its condensed consolidated balance sheets. American had a gross asset of $109 million as of December 31, 2013 for its aircraft fuel derivative instruments, which was reflected in Prepaid expenses and other on the accompanying condensed consolidated balance sheet. American had no cash collateral posted or received as of December 31, 2013.

11. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and retiree medical liability	Net unrealized change on investments	Derivative financial instruments	Income tax benefit(expense)	Total
Balance at December 31, 2013	$(899)	$1	$65	$(1,319)	$(2,152)
Other comprehensive loss before reclassifications	(17)	—	(52)	—	(69)
Amounts reclassified from accumulated other comprehensive income (loss)	(122)	(2)	5	328	209
Net current period other comprehensive income (loss)	(139)	(2)	(47)	328	140
Balance at September 30, 2014	$(1,038)	$(1)	$18	$(991)	$(2,012)
Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income (loss) is presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(47)	$(54)	$(151)	$(162)	Salaries, wages and benefits
Actuarial loss	10	21	29	63	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	(7)	11	5	23	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	(2)	—	(2)	—	Other, net
Income tax benefit (expense):
Reversal of non-cash tax provision	—	—	328	—	Income tax provision (benefit)
Total reclassifications for the period	$(46)	$(22)	$209	$(76)
During the 2014 nine month period, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American's fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated.

12. Regional Expenses
Expenses associated with American's third-party regional carriers operating under the brand name American Eagle are classified as Regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Aircraft fuel and related taxes	$264	$269	$787	$794
Salaries, wages and benefits	9	5	24	15
Capacity purchases from third-party regional carriers	314	314	932	926
Other rent and landing fees	61	54	177	162
Selling expenses	40	35	116	106
Depreciation and amortization	36	37	110	111
Special items, net	2	—	4	—
Other	64	65	202	192
Total regional expenses	$790	$779	$2,352	$2,306
13. Related Party Transactions
American invests funds, including funds of certain affiliates, if any, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. These amounts are classified as Payable to affiliates on the accompanying condensed consolidated balance sheets.
The following represents the net payables to related parties (in millions):

	September 30, 2014	December 31, 2013
American Airlines Group Parent	$2,838	$2,455
US Airways Group, Inc.	218	—
Envoy Aviation Group Inc. (1) and other subsidiaries	381	352
	$3,437	$2,807

(1)
Formerly known as AMR Eagle Holding Corporation, the net payable to AAG's wholly-owned regional airline operating under the brand name of American Eagle consists principally of amounts due under regional capacity purchase agreements.

14. Legal Proceedings
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed the Chapter 11 Cases. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claim Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, American repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claim Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claim Reserve. As of September 30, 2014, there were approximately 27.5 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, AAG is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. American's financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the Association of Professional Flight Attendants and Transport Workers Union have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. American has denied both grievances and intends to defend these matters vigorously.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion has been fully briefed by the parties and is pending resolution by the Court. There is currently no trial date set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
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

15. Subsequent Events

2014 Credit Facilities
On October 10, 2014, American and AAG entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement), with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility), which was fully drawn on October 10, 2014, and a $400 million revolving credit facility (the 2014 Revolving Facility and, together with the 2014 Term Loan Facility, the 2014 Credit Facilities). The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. There are currently no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG, US Airways Group and US Airways. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities. Mandatory prepayments at par of term loans and revolving loans may be required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio.
The 2014 Term Loan Facility and 2014 Revolving Facility mature on October 10, 2021 and October 10, 2019, respectively, unless otherwise extended by the applicable parties. The 2014 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date of the 2014 Term Loan Facility.
The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75% in the case of the 2014 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.50% and 3.00% for borrowings under the 2014 Term Loan Facility and the 2014 Revolving Facility, respectively. If American has a corporate credit rating of Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin is 3.25% under the 2014 Term Loan Facility.
Amendment to 2013 Credit Agreement
On October 10, 2014, American and AAG amended the Credit and Guaranty Agreement, dated as of June 27, 2013 (the 2013 Credit Agreement) to extend the maturity date of the $1.0 billion revolving credit facility under the 2013 Credit Agreement to October 10, 2019 and increase the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million.

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
American Airlines Group
Background
AAG continues to move toward operating under the single brand name of "American Airlines" through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (FAA) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This integration process is expected to continue for the next 18 months. Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to 339 destinations in 54 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth (DFW), Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the third quarter of 2014, we had approximately 51 million passengers boarding our mainline and regional flights. As of September 30, 2014, we operated 978 mainline jets and were supported by our regional airline subsidiaries and third-party regional carriers which operated an additional 557 regional aircraft.
The U.S. Airline Industry
During the third quarter of 2014, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel. In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields:

2014 vs 2013	July	August	September
Passenger Revenues	4.9%	4.0%	4.2%
Yields	2.2%	2.0%	1.6%

2013 vs 2012	July	August	September
Passenger Revenues	5.3%	6.2%	5.2%
Yields	3.6%	4.2%	3.4%
Airlines for America reported the following year-over-year changes in passenger revenues by region. Domestic markets outperformed international markets overall in the third quarter of 2014.

2014 vs 2013	July	August	September
Domestic	6.5%	5.0%	5.2%
Atlantic	2.4%	2.4%	5.3%
Latin	(1.3)%	1.7%	(5.4)%
Pacific	2.6%	1.3%	1.9%
Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were lower in the third quarter of 2014 as compared to the third quarter 2013. The average daily spot price for Brent crude oil during the third quarter of 2014 was $102 per barrel as compared to an average daily spot price of $110 per barrel during the third quarter of 2013. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $111 per barrel to a low of $95 per barrel at the close of the quarter on September 30, 2014.

While the U.S. airline industry is currently benefiting from a favorable revenue environment and lower fuel prices as described above, uncertainty exists regarding the economic conditions driving these factors. See Part II, Item 1A - Risk Factors - "Downturns in economic conditions adversely affect our business" and "Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity."
American Airlines Group
Basis of Presentation
Our third quarter 2014 GAAP results are not comparable to the GAAP results for the third quarter of 2013. AAG’s third quarter 2013 results do not include the financial results of US Airways Group as the closing of the Merger occurred on December 9, 2013. Additionally, US Airways Group applied acquisition accounting as of December 9, 2013 and its financial statements after December 9, 2013 are deemed not comparable to its financial statements for periods prior to the Merger. To provide a basis for comparison to prior year results, we have presented in the table below certain "combined" third quarter 2013 financial data which includes the financial results of AAG and US Airways Group, each on a standalone basis. While this is a non-GAAP measure, management believes this presentation provides a more meaningful quarter-over-quarter comparison.

		Three Months Ended September 30, 2013
	Three Months Ended September 30, 2014	AAG	US Airways Group	Combined	Percent Change (1)
	(In millions)
Mainline and regional passenger revenues	$9,758	$6,019	$3,458	$9,477	2.9
Total operating revenues	11,139	6,828	3,840	10,668	4.4
Mainline and regional aircraft fuel and related taxes	3,367	2,220	1,180	3,400	(1.0)
Total operating expenses	9,879	6,127	3,413	9,540	3.5
Operating income	1,260	701	427	1,128	11.8
Net income	942	289	216	505	86.7

Special items:
Operating special charges, net	223	15	26	41
Nonoperating special charges, net	50	75	5	80
Income tax special charges (credits), net	8	—	(6)	(6)
Reorganization items, net	—	151	—	151
Total net special charges (2)	281	241	25	266
(1) Percent change is a comparison of the combined results.
(2) AAG's third quarter 2014 results were significantly impacted by net special charges of $281 million, consisting principally of $168 million of merger integration expenses, $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments, and $50 million in debt extinguishment charges, offset in part by net credits of $40 million for bankruptcy related items. See Part I, Item 2 - “AAG's Results of Operations” of this report for more information on net special items.
Third Quarter 2014 Results
Driven by growth in revenues resulting from strong demand for air travel, we realized operating income of $1.3 billion and net income of $942 million in the third quarter of 2014. This compares to combined operating income of $1.1 billion and combined net income of $505 million in the third quarter of 2013. Our third quarter 2014 net income included net operating and total net special charges of $223 million and $281 million, respectively, while the third quarter of 2013 included combined net operating and total net special charges of $41 million and $266 million, respectively. Excluding the effects of net operating special charges, we recognized operating income of $1.5 billion in the third quarter of 2014, which is a $314 million, or 27%

improvement as compared to combined operating income of $1.2 billion excluding net operating special charges in the third quarter of 2013. Excluding the effects of total net special charges, we recognized net income of $1.2 billion in the third quarter of 2014, which is a $452 million, or 59% improvement as compared to combined net income of $771 million excluding total net special charges in the third quarter of 2013. See Part I, Item 2 “AAG's Results of Operations” of this report for more information on net special charges.
Revenue
In the third quarter of 2014, we reported operating revenues of $11.1 billion. Mainline and regional passenger revenues were $9.8 billion, an increase of $281 million, or 2.9%, as compared to the combined third quarter of 2013 mainline and regional passenger revenues of $9.5 billion. The growth in revenues was driven by a 2.6% increase in yield. Our mainline and regional passenger revenue per available seat mile (PRASM) was 14.12 cents in the third quarter of 2014, a 1.0% increase as compared to a combined 13.98 cents in the third quarter of 2013.
Fuel
Mainline and regional fuel expense was $3.4 billion in the third quarter of 2014, which was $33 million, or 1.0%, lower as compared to the combined mainline and regional fuel expense in the third quarter of 2013. This decrease was driven by a 1.6% decrease in the average price per gallon to $2.98 in the third quarter of 2014 from a combined average price per gallon of $3.03 for the third quarter of 2013. This decrease was offset in part by a 0.6% increase in consumption.

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of September 30, 2014, we do not have any fuel hedging contracts outstanding. We have not entered into any fuel hedges since December 9, 2013 and it is our current policy to not do so.
Capacity
Total system capacity for the combined company increased 2.0% in the third quarter of 2014 as compared to the combined third quarter of 2013 primarily due to more active aircraft and larger gauge aircraft replacing smaller legacy aircraft.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2014 third quarter mainline cost per available seat mile (CASM) excluding special items and fuel was 8.35 cents. When compared to the 2013 third quarter combined results, mainline CASM excluding special items and fuel increased 0.7% in the third quarter of 2014. The increase was primarily due to higher salaries, wages and benefits driven by merger related labor contracts and higher maintenance costs driven by an increase in the number of engine overhauls. See below for the "Reconciliation of GAAP Financial Information to Non-GAAP Financial Information."
Customer Service
We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Our third quarter 2014 operating performance was negatively impacted in part by severe weather conditions at our hubs as well as the September 2014 fire at the FAA's Chicago Air Route Traffic Control Center, which caused significant flight delays and cancellations.

We reported the following combined operating statistics to the U.S. Department of Transportation (DOT) for mainline operations for the third quarter of 2014 and 2013:

	2014			2013(a)			Better (Worse) 2014-2013
	July	August	September (f)	July	August	September	July	August	September
On-time performance (b)	74.2	77.3	82.7	73.8	81.2	85.7	0.4 pts	(3.9) pts	(3.0) pts
Completion factor (c)	98.5	99.1	99.4	98.5	99.1	99.3	—	—	0.1 pts
Mishandled baggage (d)	3.98	3.87	3.12	3.21	2.68	2.29	(24.0)%	(44.4)%	(36.2)%
Customer complaints (e)	2.57	2.39	2.00	2.41	1.95	1.63	(6.6)%	(22.6)%	(22.7)%
(a) Represents the combined historical operating statistics for American and US Airways.
(b) Percentage of reported flight operations arriving on time as defined by the DOT.

(c) Percentage of scheduled flight operations completed.
(d) Rate of mishandled baggage reports per 1,000 passengers.
(e) Rate of customer complaints filed with the DOT per 100,000 enplanements.
(f) September 2014 operating statistics are preliminary as the DOT has not issued its September 2014 Air Travel Consumer Report as of the date of this filing.
Liquidity Position
As of September 30, 2014, AAG's total cash and short-term investments was $8.8 billion, of which $875 million was restricted. We also had a $1.0 billion undrawn revolving credit facility.

	September 30, 2014	December 31, 2013
	(In millions)
Cash and short-term investments (1)	$7,899	$9,251
Restricted cash and short-term investments (2)	875	1,035
Total cash and short-term investments	$8,774	$10,286

(1)
As of September 30, 2014, $721 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.41 bolivars to the dollar. Our cash balance held in Venezuelan bolivars decreased $70 million from the June 30, 2014 balance of $791 million, due primarily to $48 million in repatriations in the third quarter of 2014 ($31 million valued at 6.3 bolivars to the dollar and $17 million valued at 10.6 bolivars to the dollar). This balance also reflects our significant reduction in capacity in this market, pending further repatriation of funds and due to a decrease in demand for air travel resulting from the effective devaluation of the bolivar. Our September 30, 2014 cash balance includes approximately $94 million valued at 4.3 bolivars, approximately $580 million valued at 6.3 bolivars, and approximately $47 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of this and other currency risks.

(2)	Restricted cash and investments primarily include cash collateral to secure workers’ compensation claims.
In the first nine months of 2014, we utilized cash generated from operations to pay down certain higher rate debt obligations, reduce our diluted share count and make supplemental contributions to our pension plans. Additionally, we declared our first cash dividend since 1980 of $0.10 per share for shareholders of record on August 4, 2014. These cash outflows were offset in part by certain new debt issuances to strengthen our liquidity position. Further information on our significant transactions affecting our liquidity position for the first nine months of 2014 is as follows:
Debt Repayments

•	We prepaid $1.0 billion of American's 7.50% senior secured notes.

•
We prepaid or repurchased $532 million of obligations associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. Of this amount, $355 million was reflected as debt on our balance sheet. The off-balance sheet portion of these obligations was accounted for as an operating lease.

Reductions in Diluted Share Count

•
In 2014, we paid $265 million for tax withholdings associated with distributions to employees in lieu of issuing 7 million shares of AAG Common Stock under the Plan. This brings the total cash paid since the Effective Date for tax withholdings in lieu of the issuance of approximately 20 million shares of AAG Common Stock under the Plan to $561 million. We also paid $42 million for tax withholdings associated with equity awards in lieu of issuing 1.2 million shares of AAG Common Stock.

•	We redeemed US Airways Group's 7.25% convertible notes for $175 million in cash in lieu of issuing 4 million shares of AAG Common Stock.

•
We repurchased 2.9 million shares of AAG Common Stock for $113 million in the third quarter of 2014 pursuant to our $1.0 billion share repurchase program to be completed no later than December 31, 2015.

Pension Prefunding

•
In September 2014, we made $613 million in supplemental contributions to fund our pension plans. These contributions are above and beyond the $168 million aggregate amount of minimum required contributions made in 2014.

New Debt Issuances:

•
In September 2014, we issued $750 million aggregate principal 5.50% Senior Notes due 2019. We also issued $957 million in equipment notes pursuant to the 2014-1 Enhanced Equipment Trust Certificates to finance unencumbered aircraft.

•
In October 2014, subsequent to the close of the quarter, we borrowed $750 million under a new term loan facility due in 2021 and arranged a $400 million revolving credit facility due in 2019. We also increased our existing revolving credit facility from $1.0 billion to $1.4 billion and extended its maturity date from 2018 to 2019.

2014 Outlook
We have taken significant actions in the last year to restore our competitiveness, including the completion of our restructuring and the Merger. Although it is difficult to predict the price of oil or the strength of the economy, we believe that our third quarter 2014 financial results are evidence of the strong foundation we have in place and can build on.
Reconciliation of GAAP Financial Information to Non-GAAP Financial Information
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Reconciliation of Operating Cost per ASM Excluding Special Items and Fuel - Mainline Only		AAG	US Airways Group	Combined
	(In millions, except per ASM amounts)
Total operating expenses	$9,879	$6,127	$3,413	$9,540
Less regional expenses:
Fuel	(538)	(270)	(265)	(535)
Other	(1,130)	(515)	(549)	(1,064)
Total mainline operating expenses	8,211	5,342	2,599	7,941
Less: Special items, net	(221)	(15)	(40)	(55)
Mainline operating expenses, excluding special items	7,990	5,327	2,559	7,886
Less: Aircraft fuel and related taxes	(2,829)	(1,950)	(915)	(2,865)
Mainline operating expenses, excluding special items and fuel	$5,161	$3,377	$1,644	$5,021

Available Seat Miles (ASM)	61,851	40,082	20,513	60,595

(In cents)
Mainline operating expenses per ASM	$13.28			$13.11
Less: Special items, net per ASM	(0.36)			(0.09)
Mainline operating expenses per ASM, excluding special items	12.92			13.02
Less: Aircraft fuel and related taxes per ASM	(4.57)			(4.73)
Mainline operating expenses per ASM, excluding special items and fuel	$8.35			$8.29

AAG's Results of Operations
In the third quarter of 2014, we realized operating income of $1.3 billion and net income of $942 million. Our third quarter 2014 net income included net special operating charges of $223 million and total net special charges of $281 million. Excluding the effects of these special charges, we realized operating income of $1.5 billion and net income of $1.2 billion.
In the first nine months of 2014, we realized operating income of $3.4 billion and net income of $2.3 billion. Our 2014 nine month period net income included net special operating charges of $342 million and total net special charges of $795 million. Excluding the effects of these special charges, we realized operating income of $3.7 billion and net income of $3.1 billion.
Under GAAP, AAG’s results do not include the financial results of US Airways Group prior to the closing of the Merger. Accordingly, our 2014 third quarter and nine month period GAAP results are not comparable to the GAAP results for the 2013 third quarter and nine month period as the 2013 periods exclude the results of US Airways Group.
When compared to the combined separate company results of AAG and US Airways Group for the third quarter of 2013, our third quarter 2014 net income excluding net special charges improved $452 million. In the third quarter of 2013, on a standalone basis, AAG reported net income of $289 million and US Airways Group reported net income of $216 million. Excluding the effects of net special charges, AAG and US Airways Group reported net income of $530 million and $241 million, respectively.
When compared to the combined separate company results of AAG and US Airways Group for the first nine months of 2013, our 2014 nine month period net income excluding net special charges improved $1.6 billion. In the first nine months of 2013, on a standalone basis, AAG reported net income of $167 million and US Airways Group reported net income of $547 million. Excluding the effects of net special charges, AAG and US Airways Group reported net income of $894 million and $619 million, respectively.
The components of our net special charges included in our accompanying condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mainline operating special items, net (1)	$221	$15	$335	$98
Regional operating special items, net	2	—	7	3
Nonoperating special items, net (2)	50	75	101	191
Reorganization items, net (3)	—	151	—	435
Income tax special items, net (4)	8	—	352	—
Total	$281	$241	$795	$727

(1)
The 2014 third quarter mainline operating special items totaled a net charge of $221 million, which principally included $166 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation expense, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $335 million, which principally included $530 million of merger integration expenses as described above, $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments, as well as $46 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $309 million gain on the sale of slots at DCA and a net $35 million credit for bankruptcy related items as described above.

The 2013 third quarter mainline operating special items primarily consisted of merger related expenses. The 2013 nine month period mainline operating special items totaled a net charge of $98 million, which included $55 million in merger related expenses and a $43 million charge for workers' compensation claims.

(2)
The 2014 third quarter nonoperating special items totaled a net charge of $50 million, which was primarily due to early debt extinguishment costs related to the prepayment of American's 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $101 million, which primarily included $54 million of early debt extinguishment costs as described above and $33 million of non-cash interest accretion on the bankruptcy settlement obligations.

The 2013 third quarter nonoperating special items totaled a net charge of $75 million, which principally related to debt extinguishment costs incurred in connection with the repayment of existing high-interest aircraft financings. The 2013 nine month period nonoperating special items totaled a net charge of $191 million, which principally included interest charges of $116 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and the $75 million in charges primarily related to debt extinguishment costs as described above.

(3)
In the 2013 third quarter and nine month periods, we recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(4)
During the 2014 third quarter, we recorded a special $8 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets. During the 2014 nine month period, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, we recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reversed the non-cash tax provision which was recorded in Other Comprehensive Income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts. In accordance with GAAP, we retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, the 2014 nine month period included a special $22 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

As a result of the Merger, US Airways Group and its subsidiaries are included in the AAG consolidated federal and state income tax returns for the three and nine months ended September 30, 2014. The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which limits our future ability to utilize net operating losses (NOLs) generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. Our ability to utilize any new NOLs arising after the ownership change is not affected.
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
We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. We consider many factors in evaluating the realizability of our deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond our control, such as the condition of the economy, the level and volatility of fuel prices and travel demand.
For the three and nine months ended September 30, 2014, we recorded a special $8 million and $22 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the 2014 nine month period, we recorded a special $330 million non-cash tax provision related to the settlement of fuel hedges discussed above and $8 million of tax expense principally related to certain states and countries where NOLs were limited or unavailable to be used.
We did not record an income tax provision in the 2013 third quarter. For the nine months ended September 30, 2013, we recorded an income tax benefit of approximately $22 million as a result of the American Taxpayer Relief Act of 2012.

Operating Statistics
The table below sets forth selected mainline and regional operating data for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013 (Note 1)		2014	2013 (Note 1)
Mainline
Revenue passenger miles (millions) (a)	51,895	51,887	—%	149,129	147,136	1.4%
Available seat miles (ASM) (millions) (b)	61,851	60,595	2.1%	179,682	174,864	2.8%
Passenger load factor (percent) (c)	83.9	85.6	(1.7) pts	83.0	84.1	(1.1) pts
Yield (cents) (d)	15.60	15.13	3.1%	15.80	15.02	5.2%
Passenger revenue per ASM (cents) (e)	13.08	12.95	1.0%	13.11	12.64	3.7%
Operating cost per ASM (cents) (f)	13.28	13.11	1.3%	13.46	13.35	0.8%
Passenger enplanements (thousands) (g)	37,516	37,089	1.2%	110,270	108,509	1.6%
Departures (thousands)	291	291	—%	862	859	0.3%
Aircraft at end of period	978	986	(0.8)%	978	986	(0.8)%
Block hours (thousands) (h)	901	885	1.9%	2,656	2,608	1.8%
Average stage length (miles) (i)	1,229	1,210	1.6%	1,211	1,192	1.6%
Fuel consumption (gallons in millions)	952	947	0.6%	2,763	2,726	1.4%
Average aircraft fuel price including related taxes ($/gallon)	2.97	3.03	(1.9)%	3.03	3.09	(1.8)%
Full-time equivalent employees at end of period	93,424	91,564	2.0%	93,424	91,564	2.0%
Regional (j)
Revenue passenger miles (millions) (a)	5,755	5,562	3.5%	16,601	16,148	2.8%
Available seat miles (millions) (b)	7,269	7,198	1.0%	20,922	21,093	(0.8)%
Passenger load factor (percent) (c)	79.2	77.3	1.9 pts	79.3	76.6	2.7 pts
Yield (cents) (d)	28.93	29.32	(1.3)%	28.79	29.18	(1.4)%
Passenger revenue per ASM (cents) (e)	22.90	22.65	1.1%	22.84	22.34	2.2%
Operating cost per ASM (cents) (f)	22.94	22.20	3.3%	23.51	22.76	3.3%
Passenger enplanements (thousands) (g)	13,483	12,897	4.5%	38,745	37,522	3.3%
Aircraft at end of period	557	554	0.5%	557	554	0.5%
Fuel consumption (gallons in millions)	178	177	0.7%	514	517	(0.7)%
Average aircraft fuel price including related taxes ($/gallon)	3.02	3.02	—%	3.06	3.08	(0.5)%
Full-time equivalent employees at end of period (k)	18,428	17,883	3.0%	18,428	17,883	3.0%
Total Mainline and Regional
Revenue passenger miles (millions) (a)	57,650	57,449	0.3%	165,730	163,284	1.5%
Available seat miles (millions) (b)	69,120	67,793	2.0%	200,604	195,957	2.4%
Cargo ton miles (millions) (l)	566	542	4.5%	1,721	1,601	7.5%
Passenger load factor (percent) (c)	83.4	84.7	(1.3) pts	82.6	83.3	(0.7) pts
Yield (cents) (d)	16.93	16.50	2.6%	17.10	16.42	4.1%
Passenger revenue per ASM (cents) (e)	14.12	13.98	1.0%	14.13	13.69	3.2%
Total revenue per ASM (cents) (m)	16.12	15.74	2.4%	16.20	15.53	4.3%
Cargo yield per ton mile (cents) (n)	37.98	37.09	2.4%	37.34	37.61	(0.7)%
Passenger enplanements (thousands) (g)	50,999	49,986	2.0%	149,015	146,031	2.0%
Aircraft at end of period	1,535	1,540	(0.3)%	1,535	1,540	(0.3)%
Fuel consumption (gallons in millions)	1,130	1,124	0.6%	3,277	3,243	1.0%
Average aircraft fuel price including related taxes ($/gallon)	2.98	3.03	(1.6)%	3.03	3.08	(1.6)%
Full-time equivalent employees at end of period (k)	111,852	109,447	2.2%	111,852	109,447	2.2%
Note 1: Represents the combined historical operating statistics of American and US Airways Group.

(a)	Revenue passenger mile (RPM) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)
Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)
Regional statistics include our subsidiaries, Envoy Aviation Group Inc. (Envoy, formerly known as AMR Eagle Holding Corporation), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), and operating and financial results from our capacity purchase agreements with Air Wisconsin Airlines Corporation, Chautauqua Airlines, Inc., ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc. and SkyWest Airlines, Inc.

(k)	Regional full-time equivalent employees only include our wholly owned regional airline subsidiaries, Envoy, Piedmont and PSA.

(l)	Cargo ton miles — A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(m)	Total revenue per available seat mile (RASM) — Total revenues divided by total mainline and regional ASMs.

(n)	Cargo yield per ton mile — Cargo revenues divided by total mainline and regional cargo ton miles.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to AAG's condensed consolidated financial statements in Part I, Item 1A for additional information.
Operating Revenues

	Three Months Ended September 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Mainline passenger	$8,093	$5,253	$2,840	$2,772	$68	1.3
Regional passenger	1,665	766	899	917	(18)	(2.5)
Cargo	215	164	51	40	11	6.1
Other	1,166	645	521	338	183	28.6
Total operating revenues	$11,139	$6,828	$4,311	$4,067	$244	3.6
The following discussion of operating revenues excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Total operating revenues in the third quarter of 2014 increased $244 million, or 3.6%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues, excluding the results of US Airways Group, are as follows:

•	Mainline passenger revenues increased $68 million, or 1.3%, in the third quarter of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $11 million, or 6.1% in the third quarter of 2014 from the 2013 period driven primarily by an increase in transatlantic and pacific freight volumes.

•	Other revenues increased $183 million, or 28.6%, in the third quarter of 2014 from the 2013 period driven primarily by higher revenues associated with our frequent flyer programs.

Operating Expenses

	Three Months Ended September 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,829	$1,950	$879	$935	$(56)	(2.9)
Salaries, wages and benefits	2,137	1,380	757	723	34	2.4
Maintenance, materials and repairs	529	289	240	176	64	22.1
Other rent and landing fees	431	279	152	152	—	(0.2)
Aircraft rent	306	192	114	95	19	9.7
Selling expenses	393	294	99	115	(16)	(5.5)
Depreciation and amortization	334	204	130	104	26	12.9
Special items, net	221	15	206	57	149	nm
Other	1,031	739	292	296	(4)	(0.5)
Total mainline operating expenses	8,211	5,342	2,869	2,653	216	4.0
Regional expenses:
Fuel	538	270	268	274	(6)	(2.1)
Other	1,130	515	615	588	27	5.3
Total regional operating expenses	1,668	785	883	862	21	2.7
Total operating expenses	$9,879	$6,127	$3,752	$3,515	$237	3.9
The following discussion of operating expenses excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Total operating expenses in the third quarter of 2014 increased $237 million, or 3.9%, from the 2013 period. Significant changes in the components of mainline operating expenses, excluding the results of US Airways Group, are as follows:

•	Aircraft fuel and related taxes decreased 2.9% primarily due to a decrease in the average price per gallon of fuel.

•	Maintenance, materials and repairs increased 22.1% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 9.7% primarily as a result of new leased aircraft deliveries since the end of the 2013 third quarter as we continue our fleet renewal program.

•	Selling expenses decreased 5.5% primarily as a result of lower advertising expenditures in the 2014 period.

•	Depreciation and amortization increased 12.9% primarily as a result of new purchased aircraft deliveries since the end of the 2013 third quarter as we continue our fleet renewal program.
Regional Operating Expenses:
Total regional expenses, excluding the results of US Airways Group, increased $21 million, or 2.7%, in the third quarter of 2014 from the 2013 period.

Nonoperating Income (Expense)

	Three Months Ended September 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Interest income	$7	$5	$2	$2	$—	3.5
Interest expense, net of capitalized interest	(210)	(226)	16	(76)	92	(41.1)
Other, net	(108)	(40)	(68)	(11)	(57)	nm
Total nonoperating expense, net	$(311)	$(261)	$(50)	$(85)	$35	(13.7)
Interest income was $7 million and $5 million in the third quarter of 2014 and 2013, respectively. Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.
The following discussion of nonoperating income and expense excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Interest expense, net of capitalized interest decreased $92 million, or 41.1%, in the third quarter of 2014 from the 2013 period primarily due to special charges recognized in the third quarter of 2013 as further described below, as well as refinancing activities that resulted in lower interest expense recognized in the third quarter of 2014. In the third quarter of 2013, we recognized special charges of $46 million in debt extinguishment costs incurred as a result of the repayment of certain aircraft secured indebtedness, including cash interest charges and non-cash write offs of unamortized debt issuance costs. In addition, as a result of the 2013 refinancing activities and the early extinguishment of American's 7.50% senior secured notes in the 2014 third quarter, we recognized $30 million less interest expense in the 2014 third quarter as compared to the 2013 period.
Other nonoperating expense, net increased $57 million in the third quarter of 2014 from the 2013 period primarily due to a $45 million increase in foreign currency losses driven by the strengthening of the U.S. dollar in foreign currency transactions, principally in Latin American markets, as well as a $21 million increase in special charges recognized as a result of early debt extinguishment. The third quarter of 2014 included $49 million in net foreign currency losses as compared to $4 million in net foreign currency losses in the comparable 2013 period. In addition, we recognized $50 million in special charges in the 2014 third quarter primarily related to the early extinguishment of American's 7.50% senior secured notes and other indebtedness as compared to $29 million in special charges recognized in the 2013 third quarter in conjunction with the repayment of certain aircraft related indebtedness.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on AAG's condensed consolidated statement of operations for the three months ended September 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$66
Professional fees	48
Other	37
Total reorganization items, net	$151

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to AAG's condensed consolidated financial statements in Part I, Item 1A for additional information.
Operating Revenues

	Nine Months Ended September 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Mainline passenger	$23,564	$14,755	$8,809	$7,985	$824	5.6
Regional passenger	4,779	2,197	2,582	2,577	5	0.2
Cargo	643	489	154	122	32	6.4
Other	3,504	1,934	1,570	1,082	488	25.3
Total operating revenues	$32,490	$19,375	$13,115	$11,766	$1,349	7.0
The following discussion of operating revenues excludes the results of US Airways Group in order to provide a more meaningful period-over-period comparison.
Total operating revenues in the first nine months of 2014 increased $1.3 billion, or 7.0%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues, excluding the results of US Airways Group, are as follows:

•	Mainline passenger revenues increased $824 million, or 5.6%, in the first nine months of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $32 million, or 6.4%, in the first nine months of 2014 from the 2013 period driven primarily by an increase in transatlantic and pacific freight volumes.

•	Other revenues increased $488 million, or 25.3%, in the first nine months of 2014 from the 2013 period driven primarily by higher revenues associated with our frequent flyer programs.

Operating Expenses

	Nine Months Ended September 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$8,370	$5,764	$2,606	$2,708	$(102)	(1.8)
Salaries, wages and benefits	6,419	3,931	2,488	2,162	326	8.3
Maintenance, materials and repairs	1,528	932	596	497	99	10.6
Other rent and landing fees	1,297	851	446	444	2	0.3
Aircraft rent	937	538	399	297	102	19.0
Selling expenses	1,196	857	339	352	(13)	(1.5)
Depreciation and amortization	960	615	345	296	49	8.0
Special items, net	335	98	237	186	51	52.0
Other	3,140	2,171	969	909	60	2.7
Total mainline operating expenses	24,182	15,757	8,425	7,851	574	3.6
Regional expenses:
Fuel	1,573	795	778	786	(8)	(1.0)
Other	3,346	1,539	1,807	1,729	78	5.1
Total regional operating expenses	4,919	2,334	2,585	2,515	70	3.0
Total operating expenses	$29,101	$18,091	$11,010	$10,366	$644	3.6
The following discussion of operating expenses excludes the results of US Airways Group in order to provide a more meaningful period-over-period comparison.
Total operating expenses in the first nine months of 2014 increased $644 million, or 3.6%, from the 2013 period. Significant changes in the components of mainline operating expenses, excluding the results of US Airways Group, are as follows:

•	Aircraft fuel and related taxes decreased 1.8% primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased 8.3% primarily due to merger related labor contracts as well as increased costs from certain share-based compensation programs.

•	Maintenance, materials and repairs increased 10.6% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 19.0% primarily as a result of new leased aircraft deliveries since the end of the 2013 third quarter as we continue our fleet renewal program.

•	Depreciation and amortization increased 8.0% as a result of new purchased aircraft deliveries since the end of the 2013 third quarter as we continue our fleet renewal program.
Regional Operating Expenses:
Total regional expenses, excluding the results of US Airways Group, increased $70 million, or 3.0%, in the first nine months of 2014 from the 2013 period.

Nonoperating Income (Expense)

	Nine Months Ended September 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Interest income	$22	$14	$8	$4	$4	28.8
Interest expense, net of capitalized interest	(667)	(642)	(25)	(227)	202	(31.6)
Other, net	(99)	(76)	(23)	(13)	(10)	13.2
Total nonoperating expense, net	$(744)	$(704)	$(40)	$(236)	$196	(27.9)
Interest income was $22 million and $14 million in the first nine months of 2014 and 2013, respectively. Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.
The following discussion of nonoperating income and expense excludes the results of US Airways Group in order to provide a more meaningful period-over-period comparison.
Interest expense, net of capitalized interest decreased $202 million, or 31.6%, in the first nine months of 2014 from the 2013 period primarily due to a $129 million decrease in special charges recognized period-over-period as further described below as well as refinancing activities that resulted in $64 million less interest expense recognized. In the first nine months of 2014, we recognized $33 million of special charges relating to non-cash interest accretion on bankruptcy settlement obligations. In the first nine months of 2013, we recognized $116 million of special charges relating to post-petition interest expense on unsecured obligations pursuant to the Plan and special charges of $46 million in debt extinguishment costs incurred as a result of the repayment of certain aircraft secured indebtedness, including cash interest charges and non-cash write offs of unamortized debt issuance costs. In addition, as a result of the 2013 refinancing activities and the early extinguishment of American's 7.50% senior secured notes in the 2014 third quarter, we recognized $64 million less interest expense in the 2014 nine month period as compared to the 2013 period.
Other nonoperating expense, net increased $10 million during the first nine months of 2014 primarily due to a $17 million increase in special charges recognized as a result of early debt extinguishment, offset in part by a $12 million decrease in foreign currency losses. We recognized $46 million in special charges in the 2014 nine month period primarily related to the early extinguishment of American's 7.50% senior secured notes and other indebtedness as compared to $29 million in special charges recognized in the 2013 nine month period in conjunction with the repayment of certain aircraft related indebtedness. In addition, the 2014 nine month period included $34 million in net foreign currency losses as compared to $46 million in net foreign currency losses in the comparable 2013 period.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on AAG's condensed consolidated statement of operations for the nine months ended September 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$285
Professional fees	126
Other	24
Total reorganization items, net	$435

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

American's Results of Operations
In the third quarter of 2014, American realized operating income of $698 million and net income of $465 million. American's third quarter 2014 net income included net special operating charges of $166 million and total net special charges of $221 million. Excluding the effects of these special charges, American realized operating income of $864 million and net income of $686 million.
In the first nine months of 2014, American realized operating income of $2.0 billion and net income of $1.1 billion. American's 2014 nine month period net income included net special operating charges of $131 million and total net special charges of $569 million. Excluding the effects of these special charges, American realized operating income of $2.1 billion and net income of $1.7 billion.
The components of American's net special charges included in the accompanying condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mainline operating special items, net (1)	$164	$15	$127	$98
Regional operating special items, net	2	—	4	—
Nonoperating special items, net (2)	48	75	89	102
Reorganization items, net (3)	—	151	—	434
Income tax special items, net (4)	7	—	349	—
Total	$221	$241	$569	$634

(1)
The 2014 third quarter mainline operating special items totaled a net charge of $164 million, which principally included $103 million of merger integration expenses related to information technology, alignment of labor union contracts, professional fees, severance and retention, share-based compensation expense, re-branding of aircraft and airport facilities, relocation and training, as well as $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments. These charges were offset in part by a net $40 million credit for bankruptcy related items primarily consisting of fair value adjustments for bankruptcy settlement obligations. The 2014 nine month period mainline operating special items totaled a net charge of $127 million, which principally included $337 million of merger integration expenses as described above, $99 million in other charges, including an $81 million charge to revise prior estimates of certain aircraft residual values, and other asset impairments, as well as $35 million in charges primarily relating to the buyout of certain aircraft leases. These charges were offset in part by a $305 million gain on the sale of slots at DCA and a net $57 million credit for bankruptcy related items as described above.

The 2013 third quarter mainline operating special items primarily consisted of merger related expenses. The 2013 nine month period mainline operating special items totaled a net charge of $98 million, which included $55 million in merger related expenses and a $43 million charge for workers' compensation claims.

(2)
The 2014 third quarter nonoperating special items totaled a net charge of $48 million, which was primarily due to early debt extinguishment costs related to the prepayment of American's 7.50% senior secured notes and other indebtedness. The 2014 nine month period nonoperating special items totaled a net charge of $89 million, which primarily included $46 million of early debt extinguishment costs as described above and $29 million of non-cash interest accretion on the bankruptcy settlement obligations.

The 2013 third quarter nonoperating special items totaled a net charge of $75 million, which principally related to debt extinguishment costs incurred in connection with the repayment of existing high-interest aircraft financings. The 2013 nine month period nonoperating special items totaled a net charge of $102 million, which principally included interest charges of $27 million to recognize post-petition interest expense on unsecured obligations pursuant to the Plan and the $75 million in charges primarily related to debt extinguishment costs as described above.

(3)
In the 2013 third quarter and nine month periods, American recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(4)
During the 2014 third quarter, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets. During the 2014 nine month period, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reversed the non-cas

h tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American's fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, the 2014 nine month period included a special $21 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
The emergence from bankruptcy resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382, which limits American's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. American's ability to utilize any new NOLs arising after the ownership change is not affected.
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
American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (primarily reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. American considers many factors in evaluating the realizability of its deferred tax assets including risks associated with merger integration as well as other factors, which continue to be affected by conditions beyond American's control, such as the condition of the economy, the level and volatility of fuel prices and travel demand.
For the three and nine months ended September 30, 2014, American recorded a special $7 million and $21 million, respectively, non-cash deferred income tax provision related to certain indefinite-lived intangible assets. In addition, for the 2014 nine month period, American recorded a special $328 million non-cash tax provision related to the settlement of fuel hedges discussed above and $3 million of tax expense principally related to certain states and countries where NOLs were limited or unavailable to be used.
American did not record an income tax provision in the 2013 third quarter. For the nine months ended September 30, 2013, American recorded an income tax benefit of approximately $30 million as a result of the American Taxpayer Relief Act of 2012.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to American's condensed consolidated financial statements in Part I, Item 1B for additional information.
Operating Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Mainline passenger	$5,321	$5,253	1.3
Regional passenger	748	766	(2.5)
Cargo	175	164	6.1
Other	811	633	28.3
Total operating revenues	$7,055	$6,816	3.5
Total operating revenues in the third quarter of 2014 increased $239 million, or 3.5%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased $68 million, or 1.3%, in the third quarter of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $11 million, or 6.1%, in the third quarter of 2014 from the 2013 period driven primarily by an increase in transatlantic and pacific freight volumes.

•	Other revenues increased $178 million, or 28.3%, in the third quarter of 2014 from the 2013 period driven primarily by higher revenues associated with American's frequent flyer program.

Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Aircraft fuel and related taxes	$1,894	$1,951	(2.9)
Salaries, wages and benefits	1,412	1,379	2.4
Maintenance, materials and repairs	353	288	22.1
Other rent and landing fees	279	280	(0.2)
Aircraft rent	211	192	9.7
Selling expenses	278	294	(5.5)
Depreciation and amortization	230	204	12.9
Special items, net	164	15	nm
Other	746	748	(0.4)
Total mainline operating expenses	5,567	5,351	4.0
Regional expenses:
Fuel	264	269	(2.1)
Other	526	510	3.4
Total regional operating expenses	790	779	1.5
Total operating expenses	$6,357	$6,130	3.7
Total operating expenses in the third quarter of 2014 increased $227 million, or 3.7%, from the 2013 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 2.9% primarily due to a decrease in the average price per gallon of fuel.

•	Maintenance, materials and repairs increased 22.1% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 9.7% primarily as a result of new leased aircraft deliveries since the end of the 2013 third quarter as American continues its fleet renewal program.

•	Selling expenses decreased 5.5% primarily as a result of lower advertising expenditures in the 2014 period.

•	Depreciation and amortization increased 12.9% primarily as a result of new purchased aircraft deliveries since the end of the 2013 third quarter as American continues its fleet renewal program.
Regional Operating Expenses
Total regional expenses increased $11 million, or 1.5%, in the third quarter of 2014 from the 2013 period.

Nonoperating Income (Expense)

	Three Months Ended September 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Interest income	$5	$5	5.1
Interest expense, net of capitalized interest	(136)	(212)	(35.8)
Other, net	(97)	(38)	nm
Total nonoperating expense, net	$(228)	$(245)	(7.6)
Interest income was $5 million in each of the third quarters of 2014 and 2013. American's short-term investments in each period consisted of highly liquid investments which provided nominal returns.
Interest expense, net of capitalized interest decreased $76 million, or 35.8%, in the third quarter of 2014 from the 2013 period primarily due to special charges recognized in the third quarter of 2013 as further described below, as well as refinancing activities that resulted in lower interest expense recognized in the third quarter of 2014. In the third quarter of 2013, American recognized special charges of $46 million in debt extinguishment costs incurred as a result of the repayment of certain aircraft secured indebtedness, including cash interest charges and non-cash write offs of unamortized debt issuance costs. In addition, as a result of the 2013 refinancing activities and the early extinguishment of American's 7.50% senior secured notes in the 2014 third quarter, American recognized $30 million less interest expense in the 2014 third quarter as compared to the 2013 period.
Other nonoperating expense, net increased $59 million in the third quarter of 2014 from the 2013 period primarily due to a $44 million increase in foreign currency losses driven by the strengthening of the U.S. dollar in foreign currency transactions, principally in Latin American markets, as well as a $19 million increase in special charges recognized as a result of early debt extinguishment. The third quarter of 2014 included $48 million in net foreign currency losses as compared to $4 million in net foreign currency losses in the comparable 2013 period. In addition, American recognized $48 million in special charges in the 2014 third quarter primarily related to the early extinguishment of its 7.50% senior secured notes and other indebtedness as compared to $29 million in special charges recognized in the 2013 third quarter in conjunction with the repayment of certain aircraft related indebtedness.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on American's condensed consolidated statement of operations for the three months ended September 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$66
Professional fees	48
Other	37
Total reorganization items, net	$151

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to American's condensed consolidated financial statements in Part I, Item 1B for additional information.
Operating Revenues

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Mainline passenger	$15,579	$14,755	5.6
Regional passenger	2,202	2,197	0.2
Cargo	521	489	6.4
Other	2,374	1,897	25.2
Total operating revenues	$20,676	$19,338	6.9
Total operating revenues in the first nine months of 2014 increased $1.3 billion, or 6.9%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased $824 million or 5.6%, in the first nine months of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $32 million, or 6.4%, in the first nine months of 2014 from the 2013 period driven primarily by an increase in transatlantic and pacific freight volumes.

•	Other revenues increased $477 million, or 25.2%, in the first nine months of 2014 from the 2013 period driven primarily by higher revenues associated with American's frequent flyer program.

Operating Expenses

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Aircraft fuel and related taxes	$5,662	$5,764	(1.8)
Salaries, wages and benefits	4,251	3,925	8.3
Maintenance, materials and repairs	1,031	932	10.6
Other rent and landing fees	853	851	0.3
Aircraft rent	641	538	19.0
Selling expenses	844	857	(1.5)
Depreciation and amortization	664	615	8.0
Special items, net	127	98	29.6
Other	2,258	2,198	2.7
Total mainline operating expenses	16,331	15,778	3.5
Regional expenses:
Fuel	787	794	(0.9)
Other	1,565	1,512	3.5
Total regional operating expenses	2,352	2,306	2.0
Total operating expenses	$18,683	$18,084	3.3
Total operating expenses in the first nine months of 2014 increased $599 million, or 3.3%, from the 2013 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 1.8% primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased 8.3% primarily due to merger related labor contracts as well as increased costs from certain share-based compensation programs.

•	Maintenance, materials and repairs increased 10.6% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 19.0% primarily as a result of new leased aircraft deliveries since the end of the 2013 third quarter as American continues its fleet renewal program.

•	Depreciation and amortization increased 8.0% primarily as a result of new purchased aircraft deliveries since the end of the 2013 third quarter as American continues its fleet renewal program.
Regional Operating Expenses
Total regional expenses increased $46 million, or 2.0%, in the first nine months of 2014 from the 2013 period.

Nonoperating Income (Expense)

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Interest income	$18	$14	32.0
Interest expense, net of capitalized interest	(443)	(527)	(16.0)
Other, net	(85)	(72)	19.3
Total nonoperating expense, net	$(510)	$(585)	(12.8)
Interest income was $18 million and $14 million in the first nine months of 2014 and 2013, respectively. American's short-term investments in each period consisted of highly liquid investments which provided nominal returns.
Interest expense, net of capitalized interest decreased $84 million, or 16.0%, in the first nine months of 2014 from the 2013 period primarily due to refinancing activities that resulted in $64 million less interest expense recognized as well as a $40 million decrease in special charges recognized period-over-period as further described below. As a result of the 2013 refinancing activities and the early extinguishment of American's 7.50% senior secured notes in the 2014 third quarter, American recognized $64 million less interest expense in the 2014 nine month period as compared to the 2013 period, which was offset in part by additional interest expense on new indebtedness. In the first nine months of 2014, American recognized $29 million of special charges relating to non-cash interest accretion on bankruptcy settlement obligations. In the first nine months of 2013, American recognized special charges of $46 million in debt extinguishment costs incurred as a result of the repayment of certain aircraft secured indebtedness, including cash interest charges and non-cash write offs of unamortized debt issuance costs, and $27 million of special charges relating to post-petition interest expense on unsecured obligations pursuant to the Plan.
Other nonoperating expense, net increased $13 million in the first nine months of 2014 primarily due to a $17 million increase in special charges recognized as a result of early debt extinguishment, offset in part by a $13 million decrease in foreign currency losses. American recognized $46 million in special charges in the 2014 nine month period primarily related to the early extinguishment of its 7.50% senior secured notes and other indebtedness as compared to $29 million in special charges recognized in the 2013 nine month period in conjunction with the repayment of certain aircraft related indebtedness. In addition, the 2014 nine month period included $33 million in net foreign currency losses as compared to $46 million in net foreign currency losses in the comparable 2013 period.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on American's condensed consolidated statement of operations for the nine months ended September 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$285
Professional fees	126
Other	23
Total reorganization items, net	$434

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

Liquidity and Capital Resources
Cash, Short-Term Investments and Restricted Cash
As of September 30, 2014, AAG's total cash, short-term investments and restricted cash and short-term investments was $8.8 billion, of which $875 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Cash	$1,178	$1,140	$1,008	$829
Short-term investments	6,721	8,111	3,799	5,162
Restricted cash and short-term investments (1)	875	1,035	652	702
Total cash, short-term investments and restricted cash and short-term investments	$8,774	$10,286	$5,459	$6,693

(1)	Restricted cash and investments primarily include cash collateral to secure workers’ compensation claims.
As of September 30, 2014, $829 million of our cash and short-term investments balances were held in foreign bank accounts, of which approximately $721 million is held in Venezuelan bolivars. The Venezuelan bolivars are valued at the weighted average applicable exchange rate of 6.41 bolivars to the dollar. Our cash balance held in Venezuelan bolivars decreased $70 million from the June 30, 2014 balance of $791 million, due primarily to $48 million in repatriations in the third quarter of 2014 ($31 million valued at 6.3 bolivars to the dollar and $17 million valued at 10.6 bolivars to the dollar). This balance also reflects our significant reduction in capacity in this market, pending further repatriation of funds and due to a decrease in demand for air travel resulting from the effective devaluation of the bolivar. Our September 30, 2014 cash balance includes approximately $94 million valued at 4.3 bolivars, approximately $580 million valued at 6.3 bolivars, and approximately $47 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.
Stock Repurchase Plan
On July 23, 2014, as part of a capital deployment program, our Board of Directors authorized a $1.0 billion share repurchase program to be completed no later than December 31, 2015. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate us to repurchase any specific number of shares for any fixed period, and may be suspended at any time at management’s discretion. During the three and nine months ended September 30, 2014, we repurchased 2.9 million shares of AAG Common Stock for $113 million at a weighted average cost per share of $39.30.
Cash Dividends Paid
Also on July 23, 2014, as part of our capital deployment program, our Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 4, 2014, payable on August 18, 2014. The total cash payment for dividends during the three and nine months ended September 30, 2014 was $72 million. Any future dividends that may be declared and paid from time to time under our capital deployment program will be subject to market and economic conditions, applicable legal requirements and other relevant factors. Our capital deployment program does not obligate us to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at management’s discretion. On October 22, 2014, our Board of Directors declared a $0.10 per share dividend for stockholders of record on November 3, 2014, and payable on November 17, 2014.

Sources and Uses of Cash
AAG
Operating Activities
Net cash provided by operating activities was $2.3 billion and $1.9 billion for the first nine months of 2014 and 2013, respectively, a period-over-period increase of $389 million. This period-over-period improvement in cash flow generated from operating activities is principally due to increased earnings and the inclusion of US Airways Group's net cash provided by operating activities totaling $749 million for the nine months ended September 30, 2014. These increases were offset in part by higher pension contributions that were above and beyond the minimum required contributions made during the first nine months of 2014. During the nine months ended September 30, 2014 and 2013, we contributed $781 million and $88 million, respectively, to fund our defined benefit pension plans, representing a $693 million period-over-period increase in contributions.
Investing Activities
Net cash used in investing activities was $2.1 billion and $5.1 billion for the first nine months of 2014 and 2013, respectively.
Principal investing activities in the 2014 period included expenditures of $4.0 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 13 Boeing 737 family aircraft, four Boeing 777 aircraft, 23 Airbus A320 family aircraft, three Airbus A330 aircraft and eight Bombardier CRJ-900 aircraft, the purchase of aircraft previously leased including three Airbus A330 aircraft, three Boeing 777 aircraft and five Airbus A320 family aircraft, as well as pre-delivery deposits for certain aircraft on order. These cash outflows were offset in part by $1.4 billion in net sales of short-term investments, $307 million in proceeds from the sale of DCA slots and a $160 million decrease in restricted cash and short-term investments primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation.
Principal investing activities in the 2013 period included $2.6 billion in net purchases of short-term investments and expenditures of $2.4 billion for property and equipment, consisting primarily of the purchase of 26 Boeing 737 family aircraft and seven Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order.
Financing Activities
Net cash used in financing activities was $113 million for the first nine months of 2014 as compared to net cash provided by financing activities of $3.4 billion for the first nine months of 2013.
Principal financing activities in the 2014 period included debt repayments of $2.8 billion including the $1.0 billion prepayment of American's 7.50% senior secured notes, $175 million cash settlement of US Airways Group's 7.25% convertible notes, $113 million prepayment of outstanding debt secured by certain aircraft and $355 million prepayment of certain airport facility revenue bonds. These cash outflows were offset in part by proceeds from the issuance of debt of $2.4 billion primarily from the 5.50% senior notes, certain EETC equipment notes and other aircraft related financings, as well as $531 million of proceeds from sale-leaseback transactions related to the financing of 13 Boeing 737 family aircraft.
Principal financing activities in the 2013 period included proceeds from issuance of debt of $4.1 billion consisting of EETC equipment notes and a senior secured credit facility, as well as $1.5 billion of proceeds from sale-leaseback transactions related to the financing of 26 Boeing 737 family aircraft and three Boeing 777 aircraft. These proceeds were offset in part by debt repayments of $2.1 billion.

American
Operating Activities
Net cash provided by operating activities was $2.0 billion and $1.8 billion for the first nine months of 2014 and 2013, respectively, a period-over-period increase of $192 million. This period-over-period improvement in cash flow generated from operating activities is principally due to increased earnings offset in part by higher pension contributions that were above and beyond the minimum required contributions made during the first nine months of 2014. During the nine months ended September 30, 2014 and 2013, American contributed $781 million and $88 million, respectively, to fund its defined benefit pension plans, representing a $693 million period-over-period increase in contributions.
Investing Activities
Net cash used in investing activities was $1.2 billion and $5.1 billion for the first nine months of 2014 and 2013, respectively.
Principal investing activities in the 2014 period included expenditures of $2.7 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 13 Boeing 737 family aircraft, four Boeing 777 aircraft, seven Airbus A320 family aircraft and eight Bombardier CRJ-900 aircraft, the purchase of aircraft previously being leased including three Boeing 777 aircraft and five Airbus A320 family, as well as pre-delivery deposits for certain aircraft on order and $198 million of cash transferred to affiliates. These cash outflows were offset in part by $1.4 billion in net sales of short-term investments, $299 million in proceeds from the sale of DCA slots and a $50 million decrease in restricted cash and short-term investments primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation.
Principal investing activities in the 2013 period included $2.6 billion in net purchases of short-term investments and expenditures of $2.4 billion for property and equipment, consisting primarily of the purchase of 26 Boeing 737 family aircraft and seven Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order.
Financing Activities
Net cash used in financing activities was $628 million for the first nine months of 2014 as compared to net cash provided by financing activities of $3.5 billion for the first nine months of 2013.
Principal financing activities in the 2014 period included debt repayments of $2.2 billion including the $1.0 billion prepayment of American's 7.50% senior secured notes, $282 million prepayment of certain airport facility revenue bonds and $61 million prepayment of outstanding debt secured by certain aircraft. These cash outflows were offset in part by proceeds from the issuance of debt of $1.1 billion primarily from the issuance of certain EETC equipment notes and other aircraft related financings, as well as $531 million of proceeds from sale-leaseback transactions related to the financing of 13 Boeing 737 family aircraft.
Principal financing activities in the 2013 period included proceeds from the issuance of debt of $4.1 billion consisting of EETC equipment notes and a senior secured credit facility, as well as $1.5 billion of proceeds from sale-leaseback transactions related to the financing of 26 Boeing 737 family aircraft and three Boeing 777 aircraft. These proceeds were offset in part by debt repayments of $2.1 billion.

Commitments
Significant Indebtedness
As of September 30, 2014, AAG and American had $17.2 billion and $10.3 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). See Note 8 to AAG's condensed consolidated financial statements in Part I, Item 1A and Note 6 to American's condensed consolidated financial statements in Part I, Item 1B for further information on all indebtedness as of September 30, 2014. Our significant indebtedness includes the following credit facilities:
2013 Credit Facilities
On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the 2013 Credit Agreement) with certain lenders. The 2013 Credit Agreement provides for a $1.9 billion term loan facility (the 2013 Term Loan Facility) that is scheduled to mature on June 27, 2019, unless otherwise extended by the applicable parties. As of September 30, 2014, American had borrowed $1.9 billion under the 2013 Term Loan Facility.
The 2013 Credit Agreement originally provided for a $1.0 billion revolving credit facility (the 2013 Revolving Facility and, together with the 2013 Term Loan Facility, the 2013 Credit Facilities) scheduled to mature on June 27, 2018, unless otherwise extended by the applicable parties. The 2013 Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the 2013 Term Loan Facility. The 2013 Revolving Facility provided that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. On October 10, 2014, American and AAG amended the 2013 Credit Agreement to extend the maturity date of the 2013 Revolving Facility to October 10, 2019 and increase the commitments thereunder to an aggregate amount of $1.4 billion while reducing the letter of credit commitments thereunder to $300 million. As of September 30, 2014, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
The 2013 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75%, with respect to the 2013 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the 2013 Term Loan Facility and the 2013 Revolving Facility.
Upon consummation of the Merger, US Airways Group and US Airways joined the 2013 Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the 2013 Credit Facilities were automatically increased. Subject to certain limitations and exceptions, the 2013 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Credit Facilities as more fully described below in "Collateral Related Covenants." The 2013 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a "change of control" (as defined in the 2013 Credit Agreement) occurs, American will, absent an amendment or waiver, be required to repay at par the loans outstanding under the 2013 Credit Facilities and terminate the 2013 Revolving Facility. The 2013 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2013 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
2013 Citicorp Credit Facility
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
As of September 30, 2014, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways' option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.
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
Current Developments
2014-1 EETCs
In September 2014, American created two pass-through trusts which issued approximately $957 million aggregate face amount of Series 2014-1 Class A and Class B EETCs in connection with the financing of 17 aircraft recently delivered to, and owned by, American (the 2014 EETC Aircraft).

As of September 30, 2014, the full $957 million of the escrowed proceeds from the 2014-1 EETCs have been used to purchase equipment notes issued by American in two series: Series A equipment notes in the amount of $742 million bearing interest at 3.70% per annum and Series B equipment notes in the amount of $215 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are scheduled to be made in April and October of each year, beginning in April 2015. The final payments on the Series A and Series B equipment notes will be due in October 2026 and October 2022, respectively. The equipment notes are secured by liens on the 2014 EETC Aircraft.
2013-1 EETCs
In the first nine months of 2014, US Airways issued $559 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $423 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $136 million bearing interest at 5.375% per annum. As of September 30, 2014, the full $820 million of the escrowed proceeds from US Airways' 2013-1 EETCs have been used to purchase Series A and Series B equipment notes issued by US Airways. The equipment notes are secured by liens on aircraft.
Other Aircraft Financing Transactions
In May 2014, we prepaid $113 million principal amount of outstanding debt secured by certain aircraft.
During the second and third quarters of 2014, American entered into loan agreements to borrow $141 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.

Senior Secured Notes
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest. In July 2014, American prepaid the remaining outstanding principal balance of $900 million at a redemption price of 103.75% of outstanding principal amount plus accrued and unpaid interest. In connection with the prepayment of the outstanding 7.50% senior secured notes, during the nine months ended September 30, 2014, American paid $37 million of cash premiums and recorded a $5 million non-cash write off of unamortized deferred issuance costs.
Obligations Associated with Special Facility Revenue Bonds
In the first nine months of 2014, we prepaid $312 million of obligations, of which $135 million was reflected as debt on our balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. The off-balance sheet portion of these obligations was accounted for as an operating lease.
In addition, in August 2014, American elected to exercise its option to reset the interest rate on approximately $220 million aggregate principal amount of special facility revenue bonds reflected as debt on its balance sheet, related to the Los Angeles International Airport, resulting in the repurchase of these bonds by American in September 2014. American has the option to remarket these bonds in the future. In connection with the repurchase of these bonds, American paid $2 million in cash premiums and recorded a $5 million non-cash write off of unamortized debt discount and issuance costs.
5.50% Senior Notes
In September 2014, we issued $750 million aggregate principal amount of 5.50% Senior Notes due 2019 (the 5.50% senior notes), the net proceeds of which will be used for general corporate purposes. These notes bear interest at a rate of 5.50% per annum, which is payable semi-annually in arrears on each April 1 and October 1, beginning April 1, 2015. The 5.50% senior notes mature on October 1, 2019 and are fully and unconditionally guaranteed by American, US Airways Group and US Airways. The 5.50% senior notes are senior unsecured obligations of AAG. In addition, if we experience specific kinds of changes of control, we must offer to repurchase the 5.50% senior notes at a price of 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date. The indenture for the 5.50% senior notes contains covenants and events of default generally customary for similar financings. Upon the occurrence of certain events of default, the 5.50% senior notes may be accelerated and become due and payable.
7.25% Convertible Notes
In March 2014, we notified the holders of US Airways Group's 7.25% convertible notes that we had elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. In May 2014, we settled all outstanding 7.25% convertible notes in cash for approximately $175 million.
2014 Credit Facilities
On October 10, 2014, American and AAG entered into a Credit and Guaranty Agreement (the 2014 Credit Agreement), with certain lenders. The 2014 Credit Agreement provides for a $750 million term loan facility (the 2014 Term Loan Facility), which was fully drawn on October 10, 2014, and a $400 million revolving credit facility (the 2014 Revolving Facility and, together with the 2014 Term Loan Facility, the 2014 Credit Facilities). The 2014 Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder. American may have letters of credit issued under the 2014 Revolving Facility in an aggregate amount outstanding at any time up to $300 million. There are currently no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
Subject to certain limitations and exceptions, the 2014 Credit Facilities are secured by certain collateral, including certain route authorities and certain take-off and landing rights and gate leaseholds at certain airports. The obligations of American under the 2014 Credit Facilities are guaranteed by AAG, US Airways Group and US Airways. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2014 Credit Facilities as more fully described below in "Collateral Related Covenants." Mandatory prepayments at par of term loans and revolving loans may be required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio.
The 2014 Term Loan Facility and 2014 Revolving Facility mature on October 10, 2021 and October 10, 2019, respectively, unless otherwise extended by the applicable parties. The 2014 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date of the 2014 Term Loan Facility. Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following October 10, 2014. In addition, if a “change of control” (as defined in the 2014 Credit

Agreement) occurs with respect to AAG, American will, absent an amendment or waiver, be required to repay at par the loans outstanding under the 2014 Credit Facilities and terminate the 2014 Revolving Facility.
The 2014 Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75% in the case of the 2014 Term Loan Facility) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.50% and 3.00% for borrowings under the 2014 Term Loan Facility and the 2014 Revolving Facility, respectively. If American has a corporate credit rating of Ba3 or higher from Moody’s and BB- or higher from S&P, the applicable LIBOR margin is 3.25% under the 2014 Term Loan Facility.
The 2014 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2014 Credit Facilities may be accelerated and become due and payable immediately. The 2014 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2014 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
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
Collateral Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below. Specifically, American is required to meet collateral coverage tests on a periodic basis on the 2013 Credit Facilities and the 2014 Credit Facilities, and US Airways is required to meet such tests on the 2013 Citicorp Credit Facility. We were in compliance with the collateral coverage tests for the 2013 Credit Facilities and the 2013 Citicorp Credit Facility as of the most recent measurement dates (no measurement date has occurred yet for the 2014 Credit Facilities).
Credit Ratings
The following table details our credit ratings as of September 30, 2014:

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

Aircraft and Engine Purchase Commitments
As of September 30, 2014, we have definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Airbus
A320 Family	11	42	25	20	—	—	98
A320 Neo	—	—	—	10	25	65	100
A350 XWB	—	—	—	6	10	6	22
Boeing
737 Family	7	18	20	20	—	—	65
737 MAX	—	—	—	3	17	80	100
777-300 ER	2	2	2	—	—	—	6
787 Family	2	11	13	9	7	—	42
Bombardier
CRJ900 (1)	7	15	—	—	—	—	22
Embraer
ERJ175 (1)	—	24	24	12	—	—	60
Total	29	112	84	80	59	151	515

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.
We also have agreements for 48 spare engines to be delivered in 2014 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2014 are expected to be as follows (approximately, in millions):

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Payments for American aircraft commitments and certain engines (1)	$955	$4,086	$3,880	$3,632	$3,568	$10,938	$27,059
Payments for US Airways aircraft commitments and certain engines	$89	$522	$108	$766	$1,061	$600	$3,146

(1)
These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. Our purchase deposits totaled $1.2 billion as of September 30, 2014.

In April 2014, we exercised our option to purchase and terminated our existing lease financing arrangements with respect to 62 Airbus A320 family aircraft scheduled to be delivered between the first quarter of 2015 and the third quarter of 2017. In connection with our exercise of such option, we also exercised our right to convert firm orders for 30 Airbus A320 family NEO aircraft, scheduled to be delivered in 2021 and 2022, to options to acquire such aircraft. The table above reflects these changes.
We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: 65 Airbus 320 family aircraft, 10 Boeing 737 family aircraft, 6 Boeing 777-300ER aircraft and 26 Boeing 787 family aircraft. In addition, we have financing commitments in place for only a small number of aircraft currently on order and scheduled to be delivered in 2017 and beyond. See Part II, Item 1A - Risk Factors - "We will need to obtain sufficient financing or other capital to operate successfully."
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
    Pension Funding Obligation
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of Employee Retirement Income Security Act of 1974 (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act of 2012. In the first nine months of 2014, we have made our aggregate minimum required contributions for 2014 of $168 million, and have made $613 million in supplemental contributions to our pension plans, above and beyond the $168 million of minimum required contributions.
Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, our funding obligations are likely to increase materially. The amount of these obligations will depend on the performance of our investments held in trust by the  pension plans, interest rates for determining liabilities and our actuarial experience.
Labor Agreements
In June 2014, we reached three tentative agreements with the International Association of Machinists (IAM) covering 11,000 US Airways mechanics, fleet service agents and maintenance training specialists. In July 2014, these three-year agreements that amend pre-merger contracts were ratified by IAM and will remain in effect until a joint collective bargaining agreement can be reached with their colleagues at the Transport Workers Union (TWU) to cover more than 30,000 employees at the new American Airlines.
In September 2014, we reached a tentative agreement with the Association of Professional Flight Attendants (APFA) on a joint collective bargaining agreement covering more than 24,000 flight attendants. This tentative agreement is subject to ratification by the APFA membership.
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

AAG Contractual Obligations
The following table provides details of our future cash contractual obligations as of September 30, 2014:

	Payments due by Period
	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(In millions)
American Airlines
Debt and capital lease obligations (1), (3)	$137	$959	$879	$924	$805	$6,523	$10,227
Interest obligations (2), (3)	57	496	434	424	429	1,257	3,097
Commitments for aircraft and engine purchases (4)	955	4,086	3,880	3,632	3,568	10,938	27,059
Operating lease commitments (5)	883	1,392	1,237	1,172	1,063	5,493	11,240
Regional capacity purchase agreements (6)	144	680	771	622	616	3,750	6,583
Minimum pension contribution and other purchase obligations (7)	111	425	270	235	220	3,542	4,803
Total AA Contractual Obligations	$2,287	$8,038	$7,471	$7,009	$6,701	$31,503	$63,009

AAG Parent, US Airways Group and Other AAG subsidiaries
Debt and capital lease obligations (1), (3)	$210	$477	$964	$396	$1,036	$3,840	$6,923
Interest obligations (2), (3)	122	317	306	280	245	442	1,712
Commitments for aircraft and engine purchases (4)	89	522	108	766	1,061	600	3,146
Operating lease commitments (5)	144	708	615	563	411	1,107	3,548
Regional capacity purchase agreements (6)	292	1,032	888	755	578	1,288	4,833
Total AAG Contractual Obligations	$3,144	$11,094	$10,352	$9,769	$10,032	$38,780	$83,171

(1)	Amounts represent contractual amounts due. For American, excludes $43 million and for US Airways Group, excludes $17 million of unamortized debt discount as of September 30, 2014.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2014.

(3)
For American, includes $4.3 billion of future principal payments and $1.1 billion of future interest payments, respectively, and for US Airways Group, includes $2.9 billion of future principal payments and $945 million of future interest payments, respectively, as of September 30, 2014, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)
See Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" for additional information about the obligations of American and US Airways Group.

(5)
For American, includes $280 million and for US Airways Group, includes $1.8 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of September 30, 2014.

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

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, the 2013 Credit Facilities, the 2014 Credit Facilities, the 2013 Citicorp Credit Facility and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
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
Critical Accounting Policies and Estimates
In the third quarter of 2014, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2013 Form 10-K.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2013 10-K except as updated below. See Note 12 to AAG's condensed consolidated financial statements in Part I, Item 1A for accounting policies and additional information regarding derivatives.
Aircraft Fuel
During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of September 30, 2014, we do not have any fuel hedging contracts outstanding. We have not entered into any fuel hedges since December 9, 2013 and it is our current policy to not do so. As a result, we fully realize the effects of any increase or decrease in fuel prices. Our 2014 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $43 million increase in annual expense.
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
Venezuela Cash and Short-term Investments
As of September 30, 2014, $721 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.41 bolivars to the dollar. Our cash balance held in Venezuelan bolivars decreased $70 million from the June 30, 2014 balance of $791 million, due primarily to $48 million in repatriations in the third quarter of 2014 ($31 million valued at 6.3 bolivars to the dollar and $17 million valued at 10.6 bolivars to the dollar). This balance also reflects our significant reduction in capacity in this market, pending further repatriation of funds and due to a decrease in demand for air travel resulting from the effective devaluation of the bolivar. Our September 30, 2014 cash balance includes approximately $94 million valued at 4.3 bolivars, approximately $580 million valued at 6.3 bolivars, and approximately $47 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.

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
Aircraft Fuel
During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of September 30, 2014, American does not have any fuel hedging contracts outstanding. American has not entered into any fuel hedges since December 9, 2013 and it is its current policy to not do so. As a result, American fully realizes the effects of any increase or decrease in fuel prices. American's 2014 forecasted mainline and regional fuel consumption is presently approximately 2.8 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $28 million increase in annual expense.
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
Venezuela Cash and Short-term Investments
As of September 30, 2014, $721 million of American's unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.41 bolivars to the dollar. American's cash balance held in Venezuelan bolivars decreased $70 million from the June 30, 2014 balance of $791 million, due primarily to $48 million in repatriations in the third quarter of 2014 ($31 million valued at 6.3 bolivars to the dollar and $17 million valued at 10.6 bolivars to the dollar). This balance also reflects American's significant reduction in capacity in this market, pending further repatriation of funds and due to a decrease in demand for air travel resulting from the effective devaluation of the bolivar. American's September 30, 2014 cash balance includes approximately $94 million valued at 4.3 bolivars, approximately $580 million valued at 6.3 bolivars, and approximately $47 million valued at 12.0 bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the AAG's and American’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that AAG's and American’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
On December 9, 2013, we acquired US Airways Group and its subsidiaries. We have begun to integrate policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company, during the quarter ended September 30, 2014, there has been no change in AAG’s or American's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG's and American's internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2014.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed the Chapter 11 Cases. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. On July 1, 2014 (the date 180 days after the Effective Date), approximately 2.9 million shares of AAG Common Stock held in the Disputed Claim Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. In addition, on July 1, 2014, we repurchased 0.4 million shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claim Reserve at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the Disputed Claim Reserve. As of September 30, 2014, there were approximately 27.5 million shares of AAG Common Stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits (OPEB) are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding. Separately, both the APFA and TWU have filed grievances asserting that American was “successful” in its Chapter 11 with respect to matters related to OPEB and, accordingly, by operation of the underlying collective bargaining agreements, American’s prior contributions to certain OPEB prefunding trusts attributable to active employees should be returned to those active employees. These amounts aggregate approximately $212 million. We have denied both grievances and intend to defend these matters vigorously.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion has been fully briefed by the parties and is pending resolution by the Court. There is currently no trial date set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
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
General. We and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain.

ITEM 1A.	RISK FACTORS
Below are certain risk factors that may affect our business, results of operations and financial condition, or the trading price of AAG Common Stock or our other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in first nine months of 2014.

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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of September 30, 2014, we do not have any fuel hedging contracts outstanding. We have not entered into any fuel hedges since the Effective Date, and our current policy is to not do so. Assuming we continue to pursue this policy, we will be fully exposed to fluctuations in fuel prices.
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
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations promulgated by the Commodity Futures Trading Commission (CFTC) introduce new requirements for centralized clearing for over-the-counter derivatives. This may include our fuel derivative contracts, if any. Our board of directors has approved our election of the CFTC’s end-user exemption, which permits us as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, depending on the final regulations adopted by the CFTC and other regulators, our derivative contract counterparties may be subject to regulatory requirements and resulting new practices that may raise their costs. Those increased costs may in turn be passed on to us, resulting in increased transaction costs to execute derivative contracts and lower credit thresholds to post collateral.
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
Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance. For example, amendments to the Wright Amendment reduced, and have now eliminated, all domestic non-stop geographic restrictions on operations by Southwest Airlines and other carriers at Dallas Love Field (DAL). This has increased low-cost carrier competition for our operations at DFW. In addition, the two gates at DAL that we divested as part of our settlement of antitrust litigation related to the Merger have been allocated to Virgin America, a low-cost carrier. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
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

•
the effects of divestitures and other operational commitments in connection with the settlement of the litigation brought by the Department of Justice (DOJ) and certain states prior to the closing of the Merger;

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
See "We face challenges in integrating our computer, communications and other technology systems" below.
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
We have significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on flight equipment and property leases, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a substantial portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations could have important consequences. For example, they:

•	may make it more difficult for us to satisfy our obligations under our indebtedness;

•
may limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns, industry conditions and catastrophic external events;

•	limit our ability to respond to business opportunities and to withstand operating risks that are customary in the industry; and

•	contain restrictive covenants that could:

◦	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends;

◦
significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the U.S. or global economies, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines;

◦	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

◦	result in an event of default under our indebtedness.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan, and, as a result, we estimate that, based on our commitments as of September 30, 2014, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2014-2018 would be approximately $18.7 billion, of which $16.1 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, although these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, we do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: 65 Airbus 320 family aircraft, 10 Boeing 737 family aircraft, 6 Boeing 777-300ER aircraft and 26 Boeing 787 family aircraft. In addition, we have financing commitments in place for only a small number of aircraft currently on order and scheduled to be delivered in 2017 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.
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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our 2013 Credit Facilities, the 2013 Citicorp Credit Facility, the 2014 Credit Facility and other of our floating rate debt, and accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
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
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon the expiration of those rules, our funding obligations are likely to increase materially. In addition, we may have significant obligations for other post-employment benefits, the ultimate amount of which depends on, among other things, the outcome of an adversary proceeding related to retiree medical and life insurance obligations filed in the Chapter 11 cases.
Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition.
The terms of our 2013 Credit Facilities, the 2013 Citicorp Credit Facility and the 2014 Credit Facilities require us to ensure that AAG and its restricted subsidiaries maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $2.0 billion, and the 2013 Citicorp Credit Facility also requires us and the other obligors thereunder to hold not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount in accounts subject to control agreements.
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
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.
The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods.
A number of factors render our historical consolidated financial information not directly comparable to our financial information for prior or future periods, including:

•	because the Merger was completed on December 9, 2013, AAG's 2013 consolidated results of operations include the results of US Airways Group and its subsidiaries for only 23 days of 2013;

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
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements generally contain "amendable dates" rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB).
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
None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1 - Business -"Employees and Labor Relations" in our Annual Report on Form 10-K for the year ended December 31, 2013.

The inability to maintain labor costs at competitive levels would harm our financial performance.
Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations. As of December 31, 2013, approximately 73% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.
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
In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington Reagan National Airport, and 17 slot pairs at LaGuardia, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, DAL, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the U.S. Department of Transportation (DOT) related to small community service from Washington Reagan National Airport. Further, as a consequence of the Merger clearance process in the European Union (EU), we are required to make available one pair of London Heathrow slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the slots on London-Philadelphia for a period of not less than three consecutive years, and, along with our JBA partners, we are required to make available for an initial period of up to seven years one pair of Heathrow slots for service between London and Miami that may be operated via an intermediate point.
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
We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (OTAs) (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. These imperatives may affect our relationships with GDSs and OTAs. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the U.S. Transportation Security Administration (TSA) and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
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
In April 2013, the FAA announced the imposition of furloughs that resulted in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government’s response to the so-called "sequester" of government funding. These furloughs have been suspended as a result of Congressional legislation. However, we cannot predict whether there will be further furloughs or the impact of any such furloughs on our business. Any significant reduction in air traffic capacity at key airports in the U.S. could have a material adverse effect on our business, results of operations and financial condition. We also experienced delays in routine non-operational interactions with the FAA as a result of the government shut-down in 2013, and we may experience delays again in the event of any future government shutdown.
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
The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate slots or facilities may not be made available. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London’s Heathrow Airport. As a result of the agreement, we face increased competition in these markets, including Heathrow Airport. In addition, the open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market.
The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the "ticket tax," on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as TSA security screening fees, which were recently increased), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.
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
We operate a global business with operations outside of the U.S. from which American derived approximately 40% of its operating revenues and US Airways derived approximately 19% of its operating revenues in 2013, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations, which are more likely in countries with exchange controls such as Venezuela and Argentina), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots.
In particular, fluctuations in foreign currencies, including devaluations, and exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of September 30, 2014, $721 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.41 bolivars to the dollar. Our cash balance held in Venezuelan bolivars decreased $70 million from the June 30, 2014 balance of $791 million, due primarily to $48 million in repatriations in the third quarter of 2014 ($31 million valued at 6.3 bolivars to the dollar and $17 million valued at 10.6 bolivars to the dollar). This balance also reflects our significant reduction in capacity in this market, pending further repatriation of funds and due to a decrease in demand for air travel resulting from the effective devaluation of the bolivar. Our September 30, 2014 cash balance includes approximately $94 million valued at 4.3 bolivars, approximately $580 million valued at 6.3 bolivars, and approximately $47 million valued at 12.0 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.
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
The U.S. Environmental Protection Agency (EPA) has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. A final rule has not yet been issued, but when implemented, airport systems that fall within threshold requirements may need to be modified in order to comply with applicable regulations. Additionally, the EPA has proposed the draft 2013 National Pollutant Discharge Elimination System General Permit for Stormwater Discharges from Industrial Activities. This permit would impose new limitations on certain discharges along with mandatory best management practices. Concurrently, California adopted a revised State Industrial General Permit for stormwater discharges on April 1, 2014 which becomes effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. Cost estimates to comply with the above permitting requirements have not been defined, but American and US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.
We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us. We have liability for investigation and remediation costs at various sites, although such costs are currently not expected to have a material adverse effect on our business.
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
There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow the International Civil Aviation Organization (ICAO) time to propose an alternate scheme to manage global aviation GHG emissions, in April 2013 the EU suspended for one year the ETS' application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation GHG emissions, to be finalized in 2016 and implemented in 2020. Subsequently, the EU has amended the EU ETS so that the monitoring, reporting and submission of allowances for aviation GHG emissions will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation GHG emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain. We do not anticipate any significant emissions allowance expenditures in 2014. Beyond 2014, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate.
Similarly, within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. Court of Appeals District of Columbia Circuit requiring the EPA to make a final determination on whether aircraft GHG emissions cause or contribute to air pollution which may reasonably be anticipated to endanger public health or welfare, the EPA announced in September 2014 that it is in the process of making a determination regarding aircraft GHG emissions and anticipates proposing an endangerment finding by May 2015. If the EPA makes a positive endangerment finding, the EPA is obligated under the CAA to set GHG emission standards for aircraft. Several states are also considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
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
In particular, an outbreak of a contagious disease (such as the recent severe outbreak in West Africa of the Ebola virus, cases of which have recently been identified in the United States and Europe) or of another contagious disease such as Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
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
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. If we are unable to maintain adequate insurance coverage, our business could be materially and adversely affected. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

Several lawsuits were filed in connection with the Merger and remain pending, and these lawsuits could have a material adverse impact on our business.
US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. US Airways Group, US Airways, AMR and American were also named as defendants in a private antitrust lawsuit. The complaint alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. In January 2014, the complaint was amended to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. In March 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets, and in June 2014 plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint. Such private lawsuits could result in an obligation to pay damages or terms, conditions, requirements, limitations, costs or restrictions that would impose additional material costs on or materially limit our revenues, or materially limit some of the synergies and other benefits we anticipate following the Merger. See Part II, Item 1 - Legal Proceedings.
Our ability to utilize our NOL Carryforwards may be limited.
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for NOL Carryforwards. As of December 31, 2013, we had available NOL Carryforwards of approximately $10.6 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and approximately $4.7 billion for state income tax purposes which will expire, if unused, between 2014 and 2033. As of December 31, 2013, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in the remainder of 2014 is $106 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.
A corporation's ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an "ownership change" as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permit approximately $9.0 billion of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules do not apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
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
Risks Relating to AAG Common Stock
The price of AAG Common Stock has recently been and may in the future be volatile.
The market price of AAG Common Stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

•
distributions of shares of AAG Common Stock pursuant to the Plan, including distributions from the disputed claims reserve established under the plan of reorganization upon the resolution of the underlying claims;

•
public sales of a substantial number of shares of AAG Common Stock or issuances of AAG Common Stock upon the exercise or conversion of convertible securities, options, warrants, RSUs, SARs, or similar rights;

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
Our Certificate of Incorporation and Bylaws include certain provisions that limit voting and ownership and disposition of our equity interests, including AAG Common Stock, AAG Series A Preferred Stock and convertible notes. These restrictions may adversely affect the ability of certain holders of AAG Common Stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG Common Stock and our other equity interests.
In order to protect AAG's NOL Carryforwards and certain other tax attributes, AAG's Certificate of Incorporation includes certain limitations on acquisitions and dispositions of the AAG Common Stock, which may limit the liquidity of AAG Common Stock.
To reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of AAG Common Stock by substantial stockholders. These restrictions may adversely affect the ability of certain holders of AAG Common Stock to dispose of or acquire shares of AAG Common Stock. Although the purpose of these transfer restrictions is to prevent an "ownership change" (as defined in Section 382) from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG Common Stock during the three months ended September 30, 2014. There were no share repurchases in the first or second quarters of 2014.

	Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program (a)	Maximum dollar value of shares that may be purchased under the plan or program (in millions)

	July 2014	432,462	(b)	$42.96	—	$1,000
	August 2014	1,899,038		$39.46	1,899,038	$925
	September 2014	981,143		$38.98	981,143	$887

	(a)
On July 23, 2014, as part of a capital deployment program, our Board of Directors authorized a $1.0 billion share repurchase program to be completed no later than December 31, 2015. Share repurchases under the share repurchase program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate us to repurchase any specific number of shares for any fixed period, and may be suspended at any time at management's discretion.

	(b)
Separate from our share repurchase program, in July 2014 we repurchased 432,462 shares of AAG Common Stock for an aggregate of $19 million from the Disputed Claim Reserve (DCR) at the then prevailing market price in order to fund cash tax obligations resulting from distributions by the DCR.

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
American Airlines Group Inc.

Date: October 22, 2014 By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
American Airlines, Inc.

Date: October 22, 2014 By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.2
Trust Supplement No. 2014-1A, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.3
Trust Supplement No. 2014-1B, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.4
Intercreditor Agreement (2014-1), dated as of September 16, 2014, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2014-1A and as Trustee of the American Airlines Pass Through Trust 2014-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.5
Note Purchase Agreement, dated as of September 16, 2014, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.6
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.10 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.7
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.11 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.8
Revolving Credit Agreement (2014-1A), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1A, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.9
Revolving Credit Agreement (2014-1B), dated as of September 16, 2014, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2014-1B, as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to AAG’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-8400)).

4.10
Indenture, dated as of September 25, 2014, by and among American Airlines Group Inc., the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).

4.11	Form of 5.50% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on September 26, 2014 (Commission File No. 1-8400)).
10.1	Supplemental Agreement No. 38, dated as of Sept. 26, 2014, to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company.
12.1	Computation of ratio of earnings to combined fixed charges and preferred dividends of American Airlines Group Inc. for the three and nine months ended September 30, 2014 and 2013.
12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three and nine months ended September 30, 2014 and 2013.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit Number	Description
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101	Interactive data files pursuant to Rule 405 of Regulation S-T.